Form 10-Q
period 2014-12-31
TIDEWATER INC
filed 2015-02-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

46,885,636 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 23, 2015. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

ASSETS	December 31, 2014	March 31, 2014
Current assets:
Cash and cash equivalents	$77,388	60,359
Trade and other receivables, net	301,038	252,421
Due from affiliate	421,904	429,450
Marine operating supplies	55,284	57,392
Other current assets	17,497	20,587
Total current assets	873,111	820,209
Investments in, at equity, and advances to unconsolidated companies	65,478	63,928
Properties and equipment:
Vessels and related equipment	4,630,902	4,521,102
Other properties and equipment	98,516	97,714
	4,729,418	4,618,816
Less accumulated depreciation and amortization	1,053,997	997,208
Net properties and equipment	3,675,421	3,621,608
Goodwill	—	283,699
Other assets	102,616	96,385
Total assets	$4,716,626	4,885,829

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,487	74,515
Accrued expenses	149,523	157,302
Due to affiliate	157,522	86,154
Accrued property and liability losses	3,265	3,631
Current portion of long term debt	7,006	9,512
Other current liabilities	79,235	70,567
Total current liabilities	446,038	401,681
Long-term debt	1,484,326	1,505,358
Deferred income taxes	42,540	108,929
Accrued property and liability losses	8,230	5,286
Other liabilities and deferred credits	226,727	179,204

Commitments and Contingencies (Note 7)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 46,886,453 shares at December 31, 2014 and 49,730,442 shares at March 31, 2014	4,689	4,973
Additional paid-in capital	158,501	142,381
Retained earnings	2,351,197	2,544,255
Accumulated other comprehensive loss	(11,666)	(12,225)
Total stockholders’ equity	2,502,721	2,679,384
Noncontrolling interests	6,044	5,987
Total equity	2,508,765	2,685,371
Total liabilities and equity	$4,716,626	4,885,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,

	2014	2013	2014	2013
Revenues:
Vessel revenues	$378,126	360,713	1,150,588	1,056,011
Other operating revenues	9,428	4,535	20,167	11,259
	387,554	365,248	1,170,755	1,067,270
Costs and expenses:
Vessel operating costs	210,365	197,679	640,428	589,156
Costs of other operating revenues	8,395	4,097	19,616	10,157
General and administrative	46,642	45,723	144,464	142,241
Vessel operating leases	7,165	5,757	20,247	13,759
Depreciation and amortization	43,331	42,391	130,150	124,555
Loss (gain) on asset dispositions, net	1,537	(7,170)	(4,996)	(9,359)
Goodwill impairment	283,699	56,283	283,699	56,283
	601,134	344,760	1,233,608	926,792
Operating income (loss)	(213,580)	20,488	(62,853)	140,478
Other income (expenses):
Foreign exchange gain	4,334	1,341	8,453	4,269
Equity in net earnings of unconsolidated companies	—	2,671	9,104	10,872
Interest income and other, net	434	137	1,555	1,415
Loss on early extinguishment of debt	—	—	—	(4,144)
Interest and other debt costs, net	(12,239)	(12,250)	(37,927)	(31,081)
	(7,471)	(8,101)	(18,815)	(18,669)
Earnings (loss) before income taxes	(221,051)	12,387	(81,668)	121,809
Income tax (benefit) expense	(60,070)	(196)	(25,211)	24,971
Net earnings (loss)	$(160,981)	12,583	(56,457)	96,838
Less: Net loss attributable to noncontrolling interests	$(287)	—	(343)	—
Net earnings (loss) attributable to Tidewater Inc.	$(160,694)	12,583	(56,114)	96,838

Basic earnings (loss) per common share	$(3.31)	0.25	(1.14)	1.96

Diluted earnings (loss) per common share	$(3.31)	0.25	(1.14)	1.95

Weighted average common shares outstanding	48,481,722	49,347,448	49,213,712	49,302,971
Dilutive effect of stock options and restricted stock	—	482,818	—	436,758
Adjusted weighted average common shares	48,481,722	49,830,266	49,213,712	49,739,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Quarter Ended December 31,		Nine Months Ended December 31,

	2014	2013	2014	2013
Net earnings (loss)	$(160,981)	12,583	(56,457)	96,838
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities, net of tax of $(29), $218, $43 and $185	(54)	405	79	343
Amortization of loss on derivative contract, net of tax of $62, $62, $188 and $188	116	116	349	349
Change in other benefit plan minimum liability, net of tax of $0, $0, $70 and $0	—	—	131	—
Total comprehensive income (loss)	$(160,919)	13,104	(55,898)	97,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2014	2013
Operating activities:
Net earnings (loss)	$(56,457)	96,838
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	130,150	124,555
Benefit for deferred income taxes	(77,278)	(18,300)
Gain on asset dispositions, net	(4,996)	(9,359)
Goodwill impairment	283,699	56,283
Equity in earnings of unconsolidated companies, less dividends	(1,550)	(12,072)
Compensation expense - stock-based	16,395	15,130
Excess tax benefit on stock options exercised	—	(433)
Changes in assets and liabilities, net:
Trade and other receivables	(48,876)	18,268
Changes in due to/from affiliate, net	78,881	(210,576)
Marine operating supplies	1,243	7,396
Other current assets	3,090	(6,007)
Accounts payable	(29,052)	(9,753)
Accrued expenses	(6,856)	17,042
Accrued property and liability losses	(366)	(288)
Other current liabilities	(437)	4,286
Other liabilities and deferred credits	(3,025)	(1,270)
Other, net	(9,006)	(1,911)
Net cash provided by operating activities	275,559	69,829
Cash flows from investing activities:
Proceeds from sales of assets	5,160	46,006
Proceeds from sale/leaseback of assets	110,694	207,435
Additions to properties and equipment	(231,685)	(397,458)
Payments for acquisition, net of cash acquired	—	(127,737)
Other	127	(2,462)
Net cash used in investing activities	(115,704)	(274,216)
Cash flows from financing activities:
Debt issuance costs	—	(4,404)
Principal payment on long-term debt	(27,206)	(1,103,054)
Debt borrowings	20,000	1,416,262
Proceeds from exercise of stock options	1,025	6,082
Cash dividends	(36,997)	(37,355)
Repurchases of common stock	(99,999)	—
Excess tax benefit on stock options exercised	—	433
Other	351	—
Net cash (used in) provided by financing activities	(142,826)	277,964
Net change in cash and cash equivalents	17,029	73,577
Cash and cash equivalents at beginning of period	60,359	40,569
Cash and cash equivalents at end of period	$77,388	114,146

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$48,046	40,938
Income taxes	$57,987	43,245
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$3,386	9,568

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive income (loss)	—	—	(56,114)	559	(343)	(55,898)
Exercise of stock options	3	1,022	—	—	—	1,025
Cash dividends declared ($.75 per share)	—	—	(37,229)	—	—	(37,229)
Retirement of common stock	(284)	—	(99,715)	—	—	(99,999)
Amortization of restricted stock units	1	12,495	—	—	—	12,496
Amortization/cancellation of restricted stock	(4)	2,603	—	—	—	2,599
Cash received from noncontrolling interests	—	—	—	—	450	450
Cash paid to noncontrolling interests	—	—	—	—	(50)	(50)
Balance at December 31, 2014	$4,689	158,501	2,351,197	(11,666)	6,044	2,508,765

Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	—	2,561,756
Total comprehensive income	—	—	96,838	692	—	97,530
Exercise of stock options	17	6,512	—	—	—	6,529
Cash dividends declared ($.75 per share)	—	—	(37,431)	—	—	(37,431)
Amortization of restricted stock units	—	8,677	—	—	—	8,677
Amortization/cancellation of restricted stock	(4)	2,931	—	—	—	2,927
Balance at December 31, 2013	$4,962	138,095	2,513,380	(16,449)	—	2,639,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2014, $100.0 million remains available to repurchase shares under the May 2014 share repurchase program.

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

The aggregate dollar outlay for common stock repurchased, along with the number of shares repurchased, and average price paid per share, for the quarters and nine-month periods ended December 31 is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2014	2013	2014	2013
Aggregate dollar outlay for common stock repurchased	$99,999	—	99,999	—
Shares of common stock repurchased	2,841,976	—	2,841,976	—
Average price paid per common share	$35.19	—	35.19	—

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except dividend per share)	2014	2013	2014	2013
Dividends declared	$12,029	12,396	37,229	37,431
Dividend per share	0.25	0.25	0.75	0.75

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the quarters and nine month periods ended December 31, 2014 and 2013 are as follows:

	For the quarter ended December 31, 2014					For the nine months ended December 31, 2014
(in thousands)	Balance at 9/30/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/14	Balance at 3/31/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/14

Available for sale securities	225	(73)	19	(54)	171	92	(76)	155	79	171
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	15	—	—	—	15	(116)	131	—	131	15
Interest rate swaps	(2,157)	—	116	116	(2,041)	(2,390)	—	349	349	(2,041)

Total	(11,728)	(73)	135	62	(11,666)	(12,225)	55	504	559	(11,666)

	For the quarter ended December 31, 2013					For the nine months ended December 31, 2013
(in thousands)	Balance at 9/30/13	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/13	Balance at 3/31/13	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/13

Available for sale securities	(183)	354	51	405	222	(121)	149	194	343	222
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(4,353)	—	—	—	(4,353)	(4,353)	—	—	—	(4,353)
Interest rate swaps	(2,623)	—	116	116	(2,507)	(2,856)	—	349	349	(2,507)

Total	(16,970)	354	167	521	(16,449)	(17,141)	149	543	692	(16,449)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters and nine month periods ended December 31, 2014 and 2013:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,		Affected line item in the condensed
(In thousands)	2014	2013	2014	2013	consolidated statements of income
Realized gains on available for sale securities	$29	79	238	298	Interest income and other, net
Amortization of interest rate swap	178	178	537	537	Interest and other debt costs
Total pre-tax amounts	207	257	775	835
Tax effect	72	90	271	292
Total gains for the period, net of tax	$135	167	504	543

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the nine-month periods ended December 31, is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Effective tax rate applicable to pre-tax earnings	27.2%	(1.6)%	31.0%	20.5%

The effective tax rates for the nine months ended December 31, 2014 and 2013 are lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at December 31, 2014 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	December 31, 2014
Tax liabilities for uncertain tax positions	$15,573
Income tax payable	38,301

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at December 31, 2014, are as follows:

(In thousands)	December 31, 2014
Unrecognized tax benefit related to state tax issues	$10,961
Interest receivable on unrecognized tax benefit related to state tax issues	30

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the defined benefit pension plan during the quarters and nine months ended December 31, 2014 and 2013, and does not expect to contribute to the plan during the remaining quarter of fiscal 2015.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. Assets of the Rabbi Trust are invested in a variety of marketable securities (but not

Tidewater stock) and are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and nine months ended December 31, 2014 and 2013, and does not expect to contribute to the plan during the remaining quarter of fiscal 2015.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at December 31, 2014 and March 31, 2014:

	December 31,	March 31,
(In thousands)	2014	2014
Investments held in Rabbi Trust	$10,023	10,285
Unrealized gains in fair value of trust assets	263	92
Unrealized gains in fair value of trust assets are net of income tax expense of	92	49
Obligations under the supplemental plan	23,229	21,918

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Pension Benefits:
Service cost	$206	198	618	594
Interest cost	968	895	2,904	2,685
Expected return on plan assets	(685)	(718)	(2,055)	(2,154)
Amortization of prior service cost	12	12	36	36
Recognized actuarial loss	247	276	741	828
Net periodic benefit cost	$748	663	2,244	1,989

Other Benefits:
Service cost	$68	101	204	303
Interest cost	226	262	678	786
Amortization of prior service cost	(508)	(508)	(1,524)	(1,524)
Recognized actuarial (gain) loss	(325)	(99)	(975)	(297)
Net periodic benefit cost	$(539)	(244)	(1,617)	(732)

(5)	INDEBTEDNESS

Senior Notes, Revolving Credit and Term Loan Agreement

A summary of debt outstanding at December 31, 2014 and March 31, 2014, are as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2014	2014
Credit facility:
Term loan agreement (A)	$300,000	300,000
Revolving line of credit (A) (B)	—	—
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.6	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$495,387	520,979
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.8	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$162,541	168,653
September 2010 senior unsecured notes:
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.9	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding (Level 2)	$419,769	436,264
July 2003 senior unsecured notes:
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	0.6	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding (Level 2)	$35,256	36,018

(A) Fair values approximate carrying values because the borrowings bear interest at variable rates.

(B) $600 million was available under the revolver at December 31, 2014 and March 31, 2014.

Norwegian Kroner Denominated Debt

A summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at December 31, 2014 and March 31, 2014, and their U.S. dollar equivalents are as follows:

	December 31,	March 31,
(In thousands)	2014	2014
3.81% January 2014 notes:
NOK denominated	287,500	300,000
U.S. dollar equivalent	$38,575	50,028
Fair value in U.S. dollar equivalent (Level 2)	38,581	50,044
5.38% May 2012 notes:
NOK denominated	161,880	178,920
U.S. dollar equivalent	$21,720	29,867
Fair value in U.S. dollar equivalent (Level 2)	21,634	29,588
Variable rate borrowings:
June 2013 borrowing agreement (C)
NOK denominated	25,000	25,000
U.S. dollar equivalent	$3,354	4,168
May 2012 borrowing agreement (C)
NOK denominated	20,000	35,000
U.S. dollar equivalent	$2,683	5,837

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

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Capitalized interest is included in properties and equipment. Interest and debt costs incurred, net of interest capitalized, for the quarters and nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,

(In thousands)	2014	2013	2014	2013
Interest and debt costs incurred, net of interest capitalized	$12,239	12,250	37,927	31,081
Interest costs capitalized	3,638	2,643	9,920	8,241
Total interest and debt costs	$15,877	14,893	47,847	39,322

(6)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters and the nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,

(In thousands, except share and per share data)	2014	2013	2014	2013
Net Income available to common shareholders (A)	$(160,694)	12,583	(56,114)	96,838
Weighted average outstanding shares of common stock, basic (B)	48,481,722	49,347,448	49,213,712	49,302,971
Dilutive effect of options and restricted stock awards and units	—	482,818	—	436,758
Weighted average common stock and equivalents (C)	48,481,722	49,830,266	49,213,712	49,739,729

Earnings per share, basic (A/B)	$(3.31)	0.25	(1.14)	1.96
Earnings per share, diluted (A/C)	$(3.31)	0.25	(1.14)	1.95

Additional information:
Antidilutive incremental options and restricted stock awards and units	158,575	—	231,171	—

(7)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels and ROVs, by vessel type, as of December 31, 2014:

(In thousands, except vessel count)	Number of Vessels/ROVs	Total Cost	Invested Through 12/31/14	Remaining Balance 12/31/14
Vessels under construction:
Deepwater PSVs	21	$713,903	258,460	455,443
Towing-supply vessels	6	112,284	64,542	47,742
Other	1	8,014	8,014	—
Total vessel commitments	28	834,201	331,016	503,185
Total ROV commitments	2	13,640	12,940	700
Total commitments	30	$847,841	343,956	503,885

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply vessels under construction have 7,145 brake horsepower (BHP). The new-build vessels started delivering in January 2015, with delivery of the final new-build vessel expected in August 2016. The company also has new-build commitments for two ROVs at December 31, 2014 and expects the final assembly and outfitting of these ROVs to be completed within the quarter ending March 31, 2015.

With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the 28 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the completion of the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

The company has contracted with a Chinese shipyard for the construction and delivery of several shallow water towing-supply vessels. The shipyard is considerably behind schedule in the construction and delivery of the first two vessels. Progress payments made under the construction contracts are backed by refundment guarantees issued by Bank of China Ltd., Guangdong Branch, which amount to all but approximately $2.5 million of the carrying value of the accumulated costs through December 31, 2014. Several of the remaining vessels are also behind schedule. While the company believes that the shipyard continues to make progress with construction and the shipyard continues to communicate its intention to complete construction of the vessels, the company is evaluating its legal options under the relevant construction contracts.

The company is continuing to experience substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2014. The company had committed and invested $8.0 million as of December 31, 2014.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of the escrowed funds were due to the shipyard as the shipyard has claimed. In October 2014, the parties resolved their pending disputes subject to a confidentiality provision and agreed on the split of the funds held in escrow. The amounts returned from the escrow to the company resulted in a reduction in the cost of the two acquired vessels, one of which was subsequently sold to an unaffiliated financial institution in connection with a sale/lease transaction that closed in the third quarter of fiscal 2014. The portion of the returned funds attributed to the vessel that was sold was recorded as a deferred gain that is being amortized over the 10-year lease term.

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

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to the MNOPF. The conversion is not expected to have any impact on the company and the liquidation is expected to be completed in calendar 2015. The company believes that the liquidation will resolve the subsidiary’s participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated by mid- 2015 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in, and will likely continue to result in, substantial customer payments being made to Sonatide in Angolan kwanzas. This cumbersome payment process has imposed and could continue to impose a burden on Tidewater’s management of its cash and liquidity, because of the risks that the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds could result in payment delays and currency devaluation prior to conversion of kwanzas to dollars, as well as burden the company with additional operating costs to convert kwanzas into dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarter ended December 31, 2014 and continues to discuss this type of billing arrangement with other customers.

In November 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations generally require oil companies to sell U.S. dollars to the National Bank of Angola to buy kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies, which, in turn, are required to then source dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for kwanzas and the subsequent on-sale of those dollars by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for dollars, then such service companies will be required to source dollars exclusively through the National Bank of Angola. Sonatide has had limited success to date negotiating tripartite agreements with customers but continues its discussions with customers and commercial banks regarding these arrangements.

For the nine months ended December 31, 2014, the company collected (primarily through Sonatide) approximately $271 million from Angolan customers, which approximately equals the revenue generated for the same period. Of the $271 million collected approximately $125 million represented U.S. dollars initially received by Sonatide on behalf of the company or dollars collected from other customers. The balance of $146 million collected resulted from Sonatide’s converting kwanza into dollars and subsequently expatriating the dollars to Tidewater. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the nine months ended December 31, 2014.

Though Sonatide experienced a substantially reduced ability to convert kwanzas to dollars during parts of the quarter ended December 31, 2014 (possibly due to holiday season or the newly enhanced role of the National Bank of Angola in the conversion process), the company believes that the process for converting kwanzas has functioned reasonably well for much of calendar 2014, particularly given that the conversion process was still developing. Sonatide continues to press its commercial bank relationships to increase the amount of dollars available to Sonatide.

As of December 31, 2014, the company had approximately $422 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. These amounts began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in July 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company has been using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

Beginning in the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide is seeking to convert those kwanzas into U.S. dollars and subsequently utilize those U.S. dollars to pay the amounts that Sonatide owes the company. This conversion and expatriation process is subject to those risks and considerations set forth above. In addition, since February 2014, Sonatide has been entering into customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident, that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term. To the extent the National Bank of Angola issues further clarifying interpretations of the forex law or standard market practices develop in Angola in regards to split payment contracts without objection by the National Bank of Angola, the company expects that Sonatide will more broadly utilize split payment contracts.

For the nine months ended December 31, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $271 million, or 23%, of its consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels that are marketed through the Sonatide joint venture (four of which were stacked on average during the nine months ended December 31, 2014), and, for the nine months ended December 31, 2013, generated vessel revenues of approximately $261 million, or 25%, of consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels (five of which were stacked on average during the nine months ended December 31, 2013).

The Sonatide joint venture owns nine vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of December 31, 2014, Sonatide maintained the equivalent of approximately $95 million of Kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. As of December 31, 2014 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $64 million and $62 million, respectively.

Due from affiliate at December 31, 2014 and March 31, 2014 of approximately $422 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide.

Due to affiliate at December 31, 2014 and March 31, 2014 of approximately $158 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $58 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola earlier this year. Following recent discussions with port state authorities and local counsel, the company is uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company has been informed by the authorities that the deadline for foreign vessel operators to comply with any rules implementing the decree has been set for June 2015. The company is seeking further clarification of the new decree and is exploring potential alternative structures in order to comply.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in Angola. Redeployment of vessels to other markets in the period beginning April 1, 2014 through December 31, 2014 has been more pronounced (net 10 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola) than in prior periods.

Although our customers’ near term offshore spending plans and the level of newbuild vessel activity both remain in flux, we continue to believe that the global market for offshore support vessels is reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand. If the company were to consider redeployment of a substantial number of vessels from Angola to other markets, however, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels (particularly the larger and more sophisticated vessels) at prevailing market day rates.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $58.3 million as of December 31, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $56.1 million as of December 31, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $47.8 million as of December 31, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $10.5 million as of December 31, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of December 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$3,941	3,941	—	—
Preferred stock	—	—	—	—
Foreign stock	212	212	—	—
American depository receipts	1,695	1,695	—	—
Preferred American depository receipts	14	14	—	—
Real estate investment trusts	63	63	—	—
Debt securities:
Government debt securities	1,668	1,329	339	—
Open ended mutual funds	1,897	1,897	—	—
Cash and cash equivalents	670	16	654	—
Total	$10,160	9,167	993	—
Other pending transactions	(137)	(137)	—	—
Total fair value of plan assets	$10,023	9,030	993	—

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,141	4,141	—	—
Preferred stock	—	—	—	—
Foreign stock	231	231	—	—
American depository receipts	1,809	1,809	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	38	38	—	—
Debt securities:
Government debt securities	1,975	1,363	612	—
Open ended mutual funds	1,797	1,797	—	—
Cash and cash equivalents	369	57	312	—
Total	$10,375	9,451	924	—
Other pending transactions	(90)	(90)	—	—
Total fair value of plan assets	$10,285	9,361	924	—

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

The company did not have any foreign exchange spot contracts outstanding at December 31, 2014. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million and settled by April 2, 2014.

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

The company did not have any forward contracts outstanding at December 31, 2014 and March 31, 2014.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$1,016	1,016	—	—
Total fair value of assets	$1,016	1,016	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$16,559	16,559	—	—
Total fair value of assets	$16,559	16,559	—	—

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2014 and 2013, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,

(In thousands)	2014	2013	2014	2013
Amount of impairment incurred	$6,236	3,691	8,096	7,738
Combined fair value of assets incurring impairment	3,914	4,308	4,634	8,774

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at December 31, 2014 and March 31, 2014 is as follows:

(In thousands)	December 31, 2014	March 31, 2014
Recoverable insurance losses	$8,163	5,219
Deferred income tax assets	45,139	34,376
Deferred finance charges	7,308	8,728
Savings plans and supplemental plan	23,456	23,212
Noncurrent tax receivable	8,887	9,106
Other	9,663	15,744
	$102,616	96,385

A summary of accrued expenses at December 31, 2014 and March 31, 2014 is as follows:

(In thousands)	December 31, 2014	March 31, 2014
Payroll and related payables	$33,309	27,248
Commissions payable	6,842	8,263
Accrued vessel expenses	97,463	96,468
Accrued interest expense	2,936	14,816
Other accrued expenses	8,973	10,507
	$149,523	157,302

A summary of other current liabilities at December 31, 2014 and March 31, 2014 is as follows:

(In thousands)	December 31, 2014	March 31, 2014
Taxes payable	$55,036	56,080
Deferred gain on vessel sales - current	23,477	13,996
Other	722	491
	$79,235	70,567

A summary of other liabilities and deferred credits at December 31, 2014 and March 31, 2014 is as follows:

(In thousands)	December 31, 2014	March 31, 2014
Postretirement benefits liability	$20,992	23,185
Pension liabilities	34,746	35,234
Deferred gain on vessel sales	135,044	85,316
Other	35,945	35,469
	$226,727	179,204

(10)	ACCOUNTING PRONOUNCEMENTS

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

The following table provides a comparison of segment revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2014 and 2013. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Revenues:
Vessel revenues:
Americas	$134,554	109,848	388,550	302,021
Asia/Pacific	35,046	36,325	121,284	116,711
Middle East/North Africa	55,925	51,158	160,301	137,741
Sub-Saharan Africa/Europe	152,601	163,382	480,453	499,538
	378,126	360,713	1,150,588	1,056,011
Other operating revenues	9,428	4,535	20,167	11,259
	$387,554	365,248	1,170,755	1,067,270

Vessel operating profit:
Americas	$33,784	25,579	100,770	69,555
Asia/Pacific	2,621	5,932	9,064	21,028
Middle East/North Africa	12,408	10,927	31,568	34,496
Sub-Saharan Africa/Europe	34,120	38,502	113,168	103,282
	82,933	80,940	254,570	228,361
Other operating profit (loss)	(1,032)	(233)	(5,548)	(407)
	81,901	80,707	249,022	227,954

Corporate general and administrative expenses	(9,411)	(10,323)	(30,686)	(38,269)
Corporate depreciation	(834)	(783)	(2,486)	(2,283)
Corporate expenses	(10,245)	(11,106)	(33,172)	(40,552)

(Loss) gain on asset dispositions, net	(1,537)	7,170	4,996	9,359
Goodwill impairment	(283,699)	(56,283)	(283,699)	(56,283)
Operating income (loss)	$(213,580)	20,488	(62,853)	140,478
Foreign exchange gain	4,334	1,341	8,453	4,269
Equity in net earnings of unconsolidated companies	—	2,671	9,104	10,872
Interest income and other, net	434	137	1,555	1,415
Loss on early extinguishment of debt	—	—	—	(4,144)
Interest and other debt costs, net	(12,239)	(12,250)	(37,927)	(31,081)
Earnings (loss) before income taxes	$(221,051)	12,387	(81,668)	121,809

Depreciation and amortization:
Americas	$11,825	11,311	35,623	32,253
Asia/Pacific	4,731	4,231	13,538	12,878
Middle East/North Africa	7,016	6,405	20,383	17,742
Sub-Saharan Africa/Europe	18,067	19,661	55,494	59,397
	41,639	41,608	125,038	122,270
Other	858	—	2,626	2
Corporate	834	783	2,486	2,283
	$43,331	42,391	130,150	124,555

Additions to properties and equipment:
Americas	$32,421	45,580	64,057	57,619
Asia/Pacific	44,983	652	68,193	1,620
Middle East/North Africa	424	805	1,659	1,714
Sub-Saharan Africa/Europe (A)	823	52,695	14,736	397,252
	78,651	99,732	148,645	458,205
Other	10,206	22,267	18,931	31,780
Corporate (B)	14,198	60,562	67,678	162,646
	$103,055	182,561	235,254	652,631

(A)	Included in Sub-Saharan Africa/Europe for the nine months ended December 31, 2013 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.

(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at December 31, 2014 and March 31, 2014:

(In thousands)	December 31, 2014	March 31, 2014
Total assets:
Americas	$1,030,511	1,017,736
Asia/Pacific	434,398	421,379
Middle East/North Africa	652,806	613,303
Sub-Saharan Africa/Europe	2,013,246	2,383,507
	4,130,961	4,435,925
Other	52,728	31,545
	4,183,689	4,467,470
Investments in, at equity, and advances to unconsolidated companies	65,478	63,928
	4,249,167	4,531,398
Corporate (A)	467,459	354,431
	$4,716,626	4,885,829

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At December 31, 2014 and March 31, 2014, $327.5 million and $228.9 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and nine-month periods ended December 31, 2014 and 2013:

	Quarter Ended				Nine Months Ended
Revenue by vessel class	December 31,				December 31,
(In thousands)	2014	%	2013	%	2014	%	2013	%
Americas fleet:
Deepwater	$94,298	25%	72,048	20%	267,983	23%	188,891	18%
Towing-supply	33,607	9%	30,451	9%	97,511	9%	88,982	9%
Other	6,649	2%	7,349	2%	23,056	2%	24,148	2%
Total	$134,554	36%	109,848	31%	388,550	34%	302,021	29%
Asia/Pacific fleet:
Deepwater	$20,575	5%	20,142	6%	72,492	6%	64,357	6%
Towing-supply	13,487	4%	15,235	4%	45,862	4%	49,516	5%
Other	984	<1%	948	<1%	2,930	<1%	2,838	<1%
Total	$35,046	9%	36,325	10%	121,284	10%	116,711	11%
Middle East/North Africa fleet:
Deepwater	$25,615	7%	18,805	5%	64,336	6%	50,389	5%
Towing-supply	29,441	8%	31,481	9%	93,435	8%	84,741	8%
Other	869	<1%	872	<1%	2,530	<1%	2,611	<1%
Total	$55,925	15%	51,158	14%	160,301	14%	137,741	13%
Sub-Saharan Africa/Europe fleet:
Deepwater	$81,129	21%	84,866	23%	262,013	23%	278,658	26%
Towing-supply	52,532	14%	59,789	17%	162,585	14%	171,421	16%
Other	18,940	5%	18,727	5%	55,855	5%	49,459	5%
Total	$152,601	40%	163,382	45%	480,453	42%	499,538	47%
Worldwide fleet:
Deepwater	$221,617	58%	195,861	54%	666,824	58%	582,295	55%
Towing-supply	129,067	35%	136,956	39%	399,393	35%	394,660	38%
Other	27,442	7%	27,896	7%	84,371	7%	79,056	7%
Total	$378,126	100%	360,713	100%	1,150,588	100%	1,056,011	100%

(12)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

During the quarter ended December, 31, 2014 the company performed its annual goodwill impairment assessment and determined that the rapid and significant decline in crude oil and natural gas prices (which occurred and accelerated throughout the latter part of the company’s third fiscal quarter), and the expected short to intermediate term effect that the downturn might have on levels of exploration and production activity would likely have a negative effect on average day rates and utilization levels of the company’s vessels. Expected future cash flow analyses using the projected average day rates and utilization levels in this new commodity pricing environment were included in the company’s valuation models and indicated that the carrying value of the Americas and Sub-Saharan Africa/Europe reporting units were less than their respective fair values. A goodwill impairment charge of $283.7 million, to write-off the company’s remaining goodwill, was recorded during the quarter ended December 31, 2014.

During the quarter ended December, 31, 2013 the company performed its annual goodwill impairment assessment and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. At the time of the December 2013 goodwill impairment assessment, the Asia/Pacific region continued to be challenged with excess vessel capacity as a result of the significant number of vessels that had been built in this region over the previous 10 years. These additional newbuilds had not been met by a commensurate increase in exploration, development or other activity within the region. In recent years, the company has disposed of older vessels that had worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the first quarter of fiscal 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill by reportable segment at December 31, 2014 and 2013 is as follows:

(In thousands)		March 31, 2014	Goodwill acquired	Impairments	December 31, 2014
Americas	$	114,237	—	114,237	—
Sub-Saharan Africa/Europe		169,462	—	169,462	—
Total carrying amount (A)	$	283,699	—	283,699	—

(In thousands)		March 31, 2013	Goodwill acquired	Impairments	December 31, 2013
Americas	$	114,237	—	—	114,237
Asia/Pacific		56,283	—	56,283	—
Sub-Saharan Africa/Europe		127,302	42,160	—	169,462
Total carrying amount (B)	$	297,822	42,160	—	283,699

(A)	The total carrying amount of goodwill at December 31, 2014 is net of accumulated impairment charges of $370.9 million.

(B)

The total carrying amount of goodwill at December 31, 2013 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

(13)	SALE/LEASEBACK ARRANGEMENTS

During the third quarter of fiscal 2015, the company sold three vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in total proceeds to the company of $78.2 million and deferred gains of $45.0 million. The carrying value of the vessels was $33.2 million at the dates of sale. Two leases expire in the quarter ending December 2022 and the third lease expires in the quarter ending December 2023. Under the sale/leaseback agreements the company has the right to re-acquire two vessels at approximately 60% of the original sales price at the end of the seventh year and the third vessel at approximately 60% of the original sales price at the end of the eighth year, deliver the vessel to the owners at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease terms or extend the leases for 24 months at mutually agreeable lease rates.

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

During the third quarter of fiscal 2015, the company elected to repurchase from its lessor the remaining leased vessel from the sale/leaseback transaction that originated during Fiscal 2006 for $11.2 million. This vessel was then sold and leased back again in December 2014.

As of December 31, 2014, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leasebacks	Fiscal 2014 Sale/Leasebacks	Total
Remaining three months of 2015	$2,043	5,220	7,263
2016	8,174	20,879	29,053
2017	8,174	20,879	29,053
2018	8,293	23,485	31,778
2019	8,744	24,800	33,544
Thereafter	37,554	65,263	102,817
Total future lease payments	$72,982	160,526	233,508

For the quarters and nine months ended December 31, 2014 and 2013, the company expensed approximately $7.2 million and $5.8 million and $20.2 million and $13.8 million, respectively, on all of its bareboat charter arrangements.

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

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels (A)	245,605
Goodwill (B)	42,160
Payable and other liabilities	(13,020)
Notes payable	(156,824)
Total purchase price	$150,000

(A)	Includes $10.7 million in costs attributed to vessels under construction.
(B)	Subsequently written off in December 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended December 31, 2014 and 2013, and of cash flows and statement of equity for the nine-month periods ended December 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

February 9, 2015

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this report and include, without limitation, volatility in worldwide energy demand and oil and gas prices and the potential long-term effects of a depressed level of oil and gas prices; consolidation of our customer base: fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance: uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control. Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC) on May 21, 2014, and elsewhere in this Quarterly Report on Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At December 31, 2014, the company owned or chartered 286 vessels (of which 10 were owned by joint ventures and 16 were stacked) and six ROVs available to serve the global energy industry.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated by mid- 2015 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in, and will likely continue to result in, substantial customer payments being made to Sonatide in Angolan kwanzas. This cumbersome payment process has imposed and could continue to impose a burden on Tidewater’s management of its cash and liquidity, because of the risks that the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds could result in payment delays and currency devaluation prior to conversion of kwanzas to dollars, as well as burden the company with additional operating costs to convert kwanzas into dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarter ended December 31, 2014 and continues to discuss this type of billing arrangement with other customers.

In November 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations generally require oil companies to sell U.S. dollars to the National Bank of Angola to buy kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies, which, in turn, are required to then source dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for kwanzas and the subsequent on-sale of those dollars by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for dollars, then such service companies will be required to source dollars exclusively through the National Bank of Angola. Sonatide has had limited success to date negotiating tripartite agreements with customers but continues its discussions with customers and commercial banks regarding these arrangements.

For the nine months ended December 31, 2014, the company collected (primarily through Sonatide) approximately $271 million from Angolan customers, which approximately equals the revenue generated for the same period. Of the $271 million collected approximately $125 million represented U.S. dollars initially received by Sonatide on behalf of the company or dollars collected from other customers. The balance of $146 million collected resulted from Sonatide’s converting kwanza into dollars and subsequently expatriating the dollars to Tidewater. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the nine months ended December 31, 2014.

Though Sonatide experienced a substantially reduced ability to convert kwanzas to dollars during parts of the quarter ended December 31, 2014 (possibly due to holiday season or the newly enhanced role of the National Bank of Angola in the conversion process), the company believes that the process for converting kwanzas has functioned reasonably well for much of calendar 2014, particularly given that the conversion process was still developing. Sonatide continues to press its commercial bank relationships to increase the amount of dollars available to Sonatide.

As of December 31, 2014, the company had approximately $422 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. These amounts began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in July 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company has been using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

Beginning in the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide is seeking to convert those kwanzas into U.S. dollars and subsequently utilize those U.S. dollars to pay the amounts that Sonatide owes the company. This conversion and expatriation process is subject to those risks and considerations set forth above. In addition, since February 2014, Sonatide has been entering into customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident, that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term. To the extent the National Bank of Angola issues further clarifying interpretations of the forex law or standard market practices develop in Angola in regards to split payment contracts without objection by the National Bank of Angola, the company expects that Sonatide will more broadly utilize split payment contracts.

For the nine months ended December 31, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $271 million, or 23%, of its consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels that are marketed through the Sonatide joint venture (four of which were stacked on average during the nine months ended December 31, 2014), and, for the nine months ended December 31, 2013, generated vessel revenues of approximately $261 million, or 25%, of consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels (five of which were stacked on average during the nine months ended December 31, 2013).

The Sonatide joint venture owns nine vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of December 31, 2014, Sonatide maintained the equivalent of approximately $95 million of Kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. As of December 31, 2014 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $64 million and $62 million, respectively.

Due from affiliate at December 31, 2014 and March 31, 2014 of approximately $422 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide.

Due to affiliate at December 31, 2014 and March 31, 2014 of approximately $158 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $58 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola earlier this year. Following recent discussions with port state authorities and local counsel, the company is uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company has been informed by the authorities that the deadline for foreign vessel operators to comply with any rules implementing the decree has been set for June 2015.The company is seeking further clarification of the new decree and is exploring potential alternative structures in order to comply.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in Angola. Redeployment of vessels to other markets in the period beginning April 1, 2014 through December 31, 2014 has been more pronounced (net 10 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola) than in prior periods.

Although our customers’ near term offshore spending plans and the level of newbuild vessel activity both remain in flux, we continue to believe that the global market for offshore support vessels is reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand. If the company were to consider redeployment of a substantial number of vessels from Angola to other markets, however, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels (particularly the larger and more sophisticated vessels) at prevailing market day rates.

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

As of August 20, 2012, more than 50% of the world’s vessel tonnage ratified the Convention meeting the requisites for the Convention to become law, beginning one year from signatory countries’ respective dates of ratification. To date, the Convention has become law in 52 of the 65 countries that ratified the Convention, with more dates of enforcement continuing in the forthcoming months. Generally, ratifications are concentrated in the European and Asia Pacific markets with a more diverse footprint for the remaining ratifications. We do note that, although Lebanon has submitted instruments of ratification, its registration for Member state social protection benefits is still pending.

The company continues to work with its flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. The company continues Convention certification on its vessels, prioritizing certification on an “as needed” basis linked to dates of enforcement by countries, drydock transits, or ocean voyages.

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

The price of crude oil has declined over the last twelve months, a trend that accelerated sharply in the third fiscal quarter, primarily due to a less optimistic forecast of worldwide economic growth and increased global oil and gas production. In particular, oil and gas production in the U.S. has increased significantly in recent years, but collectively there has been no offsetting production reductions in other countries, including OPEC member countries. Some analysts believe that lower oil prices and increased volatility in commodity markets in recent months also reflect the impact of speculators reducing their long positions in futures markets. During the most recent quarter, the global economy experienced modest growth, led by China, the U.S. and India; however, some analysts have scaled back their original growth forecasts as a result of a slower than expected Euro-zone recovery, recent developments in Russia, and continuing geopolitical concerns in the Middle-East. The demand for crude oil typically follows economic growth expectations and as analysts have scaled back their economic growth forecasts they have generally revised their worldwide crude oil demand forecasts downward.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for, and the price of, crude oil, which during January 2015, was trading around $48 per barrel for West Texas Intermediate (WTI) crude and around $50 per barrel for Intercontinental Exchange (ICE) Brent crude. The current pricing outlook and recent trend in regards to crude oil prices could adversely affect additional drilling and exploration activity as prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in 2015 E&P spending surveys.

The continuing rise in production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Earlier in the year, natural gas inventories in the U.S. declined from historic highs primarily due to increased consumption during a colder than average winter. More recently, however, natural gas inventories have risen, once again exerting downward pressure on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of conventional or unconventional crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to negatively impact the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services. The impact of lower gas prices in recent years has been most pronounced in our Americas segment and specifically in our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource. In January 2015, natural gas was trading in the U.S. at approximately $3.15 per Mcf as compared to $4.20 per Mcf in January 2014.

Certain oil and gas industry analysts have reported in their surveys of estimated 2015 E&P expenditures (both land-based and offshore) that global capital expenditure budgets for E&P companies are forecast to decrease in calendar year 2015 between approximately 5% and 17% from calendar year 2014 levels; however, these analysts recognize that the capital expenditure budgets included in their surveys were based on an approximate $65-$70 WTI average price per barrel of crude oil, with current prices significantly lower and the possibility that actual 2015 oil prices could average well below the prices assumed in their initial capital spending budgets, therefore resulting in even lower levels of capital spending in 2015. These surveys also indicate that most E&P companies are assuming an approximate $3.50-$4.00 per Mcf average natural gas price for their 2015 capital budgets. The surveys further note that international capital spending budgets will decrease approximately 2%-15% while North American capital spending budgets are forecast to decrease between 11%-22% as compared to calendar 2014 levels.

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

Reports published by IHS-Petrodata in January of 2015 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 950 rigs, of which approximately 695 offshore rigs were working as of January 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 950 movable rigs worldwide, approximately 35%, or approximately 320 rigs, are designed to operate in deeper waters. Of the approximately 695 working offshore rigs in January 2015, approximately 255 rigs are designed to operate in deeper waters. As of January 2015, the number of working rigs that are designed to operate in deeper waters was similar to the number of deepwater rigs working a year ago. It is further estimated that approximately 40% of the approximate 230 new-build rig total, or approximately 90 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 35% of the approximately 255 deepwater rigs working in January 2015.

Recognizing that 90 newbuild rigs designed to operate in deeper waters represent approximately 35% of the approximate 255 deepwater rigs working in January 2015, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of expected reduced E&P spending.

Investment is also being made in the floating production unit market, with approximately 95 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already installed worldwide, however, given the current economic environment, the risk of cancellation of some new build contracts or the stacking of installed but underutilized rigs increases.

In addition to the relatively stable deepwater drilling activity levels, worldwide shallow-water exploration and production activity has remained stable during the last twelve months. According to IHS-Petrodata, there were approximately 400 working jack-up rigs as of January 2015, which is approximately the same number of jack-up rigs working a year ago. The construction backlog for new jack-up rigs has increased approximately 5% over the last twelve months to approximately 135 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market and recognizing that 135 newbuild jackup rigs represent 34% of the approximately 400 jack up rigs working in January 2015, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also according to IHS-Petrodata, there are approximately 520 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (455 vessels), on order or planned as of January 2015. Most of the vessels under construction are expected to be delivered to the worldwide offshore vessel market within the next two years.

Also, as of January 2015, the worldwide fleet of these classes of vessels is estimated at approximately 3,250 vessels, of which Tidewater estimates more than 10% are currently stacked or are not being actively marketed by the vessels’ owners.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

The worldwide offshore marine vessel industry has a large number of aged vessels, including approximately 670 vessels, or 20%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are already either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. As discussed above, additional vessel demand, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could also be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units.

Excluding the vessels that the company estimates to already be stacked or not actively being marketed by the vessels’ owners, the company estimates that the number of offshore support vessels under construction (455 vessels) represents approximately 15% to 16% of the existing worldwide fleet of these vessels. Excluding all of the 670 vessels that are at least 25 years old, the company estimates that the number of offshore support vessels under construction (455 vessels) represents approximately 18% of the existing worldwide fleet of these vessels.

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for high levels of activity, the recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next two years indicates that there may be, at least in the short-term, a period of potential overcapacity in the worldwide offshore support vessel fleet market which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2015 Business Highlights

During the first nine months of fiscal 2015 the company continued to focus on enhancing its competitive advantages and its market share in international markets and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that had more limited market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels and the development of the company’s subsea business. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings, maintaining disciplined cost control and identifying potential cost savings that could be realized in the context of lower crude oil prices and reduced spending plans of E&P companies.

At December 31, 2014, the company had 276 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 8.7 years. The average age of 250 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is approximately 6.8 years.

The company’s consolidated net earnings for the first nine months of fiscal 2015 decreased 158%, or $153.0 million, as compared to the same period in fiscal 2014, primarily due to a write off of $283.7 million of goodwill associated with the company’s Americas and SubSaharan Africa/Europe regions, a 9% increase in vessel operating costs, a 5% increase in depreciation expense and a 47% increase in vessel operating lease expense which was partially offset by 10% increase in total revenues.

The company recorded $1,150.6 million in vessel revenues during the first nine months of fiscal 2015, which is an increase of $94.6 million, or 9%, over the vessel revenues earned during the same period in fiscal 2014. The increase in vessel revenues was due to increased utilization from a fleet of newer, more sophisticated vessels. In particular, the company experienced a six percentage point increase in utilization, which includes the impact of the company’s disposition of previously stacked vessels, and a 10% increase in our total worldwide fleet average day rates in the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. Our subsea business also began generating revenue during fiscal 2015 and recognized revenue of $3.7 million which is included in other operating revenues.

Vessel revenues generated by our Americas segment increased approximately 29%, or $86.5 million, during the first nine months of fiscal 2015 as compared to the vessel revenues earned during the same period in fiscal 2014, primarily due to a $79.1 million increase in revenues earned on the deepwater vessels, reflecting an 11 percentage point increase in utilization and an increase in the number of deepwater vessels operating in the area. Vessel operating costs for the Americas segment also increased 23%, or $38.0 million (inclusive of an 18%, or $6.3 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment increased 4%, or $4.6 million, during the first nine months of fiscal 2015 as compared to the same period in fiscal 2014, primarily due to an $8.1 million increase in revenues earned on the deepwater vessels reflecting a 6% increase in average day rates and an increase in the number of deepwater vessels operating in the segment. Vessel operating costs for the Asia/Pacific segment increased 22%, or $15.4 million (inclusive of a 70%, or $6.5 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 16%, or $22.6 million, during the first nine months of fiscal 2015 as compared to the revenues earned during the same period in fiscal 2014, primarily due to increased revenues from both the deepwater and towing-supply vessel classes. Vessel operating costs for the Middle East/North Africa segment increased 31%, or $22.3 million (inclusive of a 67%, or $8.2 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment decreased 4%, or $19.1 million, during the first nine months of fiscal 2015 as compared to the revenues earned during the same period in fiscal 2014, primarily due to a decrease in the number of both deepwater and towing-supply vessels operating in the segment as vessels were transferred to other segments. Vessel operating costs for the Sub-Saharan Africa/Europe segment decreased 9%, or $24.5 million (inclusive of a 22%, or $15.6 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments that are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,

(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Vessel revenues:
Americas	$134,554	36%	109,848	31%	388,550	34%	302,021	29%	134,013	34%
Asia/Pacific	35,046	9%	36,325	10%	121,284	10%	116,711	11%	45,989	12%
Middle East/North Africa	55,925	15%	51,158	14%	160,301	14%	137,741	13%	48,837	13%
Sub-Saharan Africa/Europe	152,601	40%	163,382	45%	480,453	42%	499,538	47%	162,113	41%
Total vessel revenues	$378,126	100%	360,713	100%	1,150,588	100%	1,056,011	100%	390,952	100%

Vessel operating costs:
Crew costs	$104,167	28%	101,382	28%	330,086	29%	295,381	28%	114,634	29%
Repair and maintenance	46,418	12%	40,920	12%	133,481	12%	128,009	12%	39,332	10%
Insurance and loss reserves	3,093	1%	4,410	1%	10,470	1%	14,356	1%	1,982	1%
Fuel, lube and supplies	24,710	7%	18,589	5%	69,900	6%	56,748	6%	22,820	6%
Other	31,977	8%	32,378	9%	96,491	8%	94,662	9%	34,051	8%
Total vessel operating costs	$210,365	56%	197,679	55%	640,428	56%	589,156	56%	212,819	54%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,

(In thousands)	2014	2013	2014	2013	2014
Other operating revenues	$9,428	4,535	20,167	11,259	6,572
Costs of other operating revenues	8,395	4,097	19,616	10,157	6,560

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,

(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Vessel operating costs:
Americas:
Crew costs	$37,250	28%	31,854	29%	110,765	28%	91,084	30%	36,949	28%
Repair and maintenance	18,763	14%	14,034	13%	40,985	10%	34,642	12%	12,700	10%
Insurance and loss reserves	668	<1%	1,421	1%	2,762	1%	3,919	1%	493	<1%
Fuel, lube and supplies	7,728	6%	4,819	5%	22,527	6%	14,273	5%	7,257	5%
Other	8,339	6%	7,935	7%	26,504	7%	21,608	7%	10,034	7%
	72,748	54%	60,063	55%	203,543	52%	165,526	55%	67,433	50%
Asia/Pacific:
Crew costs	$13,628	39%	14,012	38%	53,301	44%	44,233	38%	21,388	47%
Repair and maintenance	4,473	13%	3,235	9%	15,763	13%	9,257	8%	3,448	7%
Insurance and loss reserves	595	2%	402	1%	1,233	1%	1,402	1%	207	<1%
Fuel, lube and supplies	2,834	8%	2,449	7%	8,726	7%	7,578	6%	2,134	5%
Other	1,884	5%	2,163	6%	6,607	6%	7,728	7%	2,454	5%
	23,414	67%	22,261	61%	85,630	71%	70,198	60%	29,631	64%
Middle East/North Africa:
Crew costs	$15,878	29%	13,582	26%	47,958	30%	35,591	26%	15,734	32%
Repair and maintenance	6,732	12%	5,392	11%	20,543	13%	12,318	9%	5,031	11%
Insurance and loss reserves	594	1%	642	1%	2,602	1%	2,660	2%	947	2%
Fuel, lube and supplies	4,614	8%	5,177	10%	12,171	8%	11,417	8%	4,866	10%
Other	3,551	6%	3,986	8%	10,805	7%	9,785	7%	3,581	7%
	31,369	56%	28,779	56%	94,079	59%	71,771	52%	30,159	62%
Sub-Saharan Africa/Europe:
Crew costs	$37,411	24%	41,934	26%	118,062	25%	124,473	25%	40,563	25%
Repair and maintenance	16,450	11%	18,259	11%	56,190	12%	71,792	14%	18,153	11%
Insurance and loss reserves	1,236	1%	1,945	1%	3,873	1%	6,375	1%	335	1%
Fuel, lube and supplies	9,534	6%	6,144	4%	26,476	5%	23,480	5%	8,563	5%
Other	18,203	12%	18,294	11%	52,575	11%	55,541	11%	17,982	11%
	82,834	54%	86,576	53%	257,176	54%	281,661	56%	85,596	53%
Total operating costs	$210,365	56%	197,679	55%	640,428	56%	589,156	56%	212,819	54%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

	Quarter Ended December 31,						Nine Months Ended December 31,						Quarter Ended September 30,

(In thousands)	2014	%		2013	%		2014	%		2013	%		2014	%
Vessel operating profit:
Americas	$33,784	8%		25,579	7%		100,770	8%		69,555	6%		36,778	9%
Asia/Pacific	2,621	1%		5,932	2%		9,064	1%		21,028	2%		7,414	2%
Middle East/North Africa	12,408	3%		10,927	3%		31,568	3%		34,496	3%		7,367	2%
Sub-Saharan Africa/Europe	34,120	9%		38,502	10%		113,168	10%		103,282	10%		41,446	10%
	82,933	21%		80,940	22%		254,570	22%		228,361	21%		93,005	23%
Other operating profit (loss)	(1,032)	(<1%	)	(233)	(<1%	)	(5,548)	(<1%	)	(407)	(<1%	)	(2,093)	(1%	)
	81,901	21%		80,707	22%		249,022	22%		227,954	21%		90,912	22%

Corporate general and administrative expenses	(9,411)	(3%	)	(10,323)	(3%	)	(30,686)	(3%	)	(38,269)	(4%	)	(8,943)	(2%	)
Corporate depreciation	(834)	(<1%	)	(783)	(<1%	)	(2,486)	(<1%	)	(2,283)	(<1%	)	(836)	(<1%	)
Corporate expenses	(10,245)	(3%	)	(11,106)	(3%	)	(33,172)	(3%	)	(40,552)	(4%	)	(9,779)	(2%	)

(Loss) gain on asset dispositions, net	(1,537)	(<1%	)	7,170	2%		4,996	<1%		9,359	1%		3,590	1%
Goodwill impairment	(283,699)	(73%	)	(56,283)	(15%	)	(283,699)	(24%	)	(56,283)	(5%	)	—	—
Operating income (loss)	$(213,580)	(55%	)	20,488	6%		(62,853)	(5%	)	140,478	13%		84,273	21%
Foreign exchange gain	4,334	1%		1,341	<1%		8,453	1%		4,269	<1%		5,408	1%
Equity in net earnings of unconsolidated companies	—	—		2,671	1%		9,104	1%		10,872	1%		3,821	1%
Interest income and other, net	434	<1%		137	<1%		1,555	<1%		1,415	<1%		499	<1%
Loss on early extinguishment of debt	—	—		—	—		—	—		(4,144)	(<1%	)	—	—
Interest and other debt costs, net	(12,239)	(3%	)	(12,250)	(3%	)	(37,927)	(3%	)	(31,081)	(3%	)	(12,559)	(3%	)
Earnings (loss) before income taxes	$(221,051)	(57%	)	12,387	3%		(81,668)	(7%	)	121,809	11%		81,892	21%

Americas Segment Operations. Vessel revenues in the Americas segment increased 23%, or $24.7 million and 29%, or $86.5 million, respectively, during the quarter and nine month periods ended December 31, 2014, as compared to the same periods in fiscal 2014, due primarily to higher revenues earned on deepwater vessels, which increased 31%, or $22.3 million and 42%, or $79.1 million, during the same comparative periods. The increase in deepwater revenues is primarily the result of an increase in the number of deepwater vessels operating in the Americas segment resulting from new deliveries and vessels which were transferred from other segments. Also contributing to the increase in deepwater revenues in the Americas segment is an increase in average day rates of 10% and 4% percent, during the same respective periods, because of the increased demand for deepwater drilling services notably in Brazil and the U.S. GOM. Revenues from the towing-supply vessels increased 10%, or $3.2 million and 10%, or $8.5 million, during the quarter and nine month periods ended December 31, 2014, respectively, as compared to the same periods in the prior fiscal year, due to increases in utilization of 14 and 19 percentage points, respectively.

At the beginning of fiscal 2015, the company had 10 stacked Americas-based vessels. During the first nine months of fiscal 2015, the company stacked five additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of 10 stacked Americas-based vessels as of December 31, 2014.

Operating profit for the Americas segment increased 32%, or $8.2 million, and 45%, or $31.2 million, during the quarter and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in fiscal 2014, primarily due to higher revenues, which were partially offset by a 21%, or $12.7 million, and 23%, or $38.0 million, respective increase in vessel operating costs (primarily crew costs, repairs and maintenance, and fuel, lube and supplies costs), substantial increases in vessel operating lease costs (due to completed sale/lease transactions related to vessels that are operated by the company in the U.S GOM, Trinidad and Mexico), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 17%, or $5.4 million, and 22%, or $19.7 million; fuel, lube and supplies costs increased 60%, or $2.9 million, and 58%, or $8.3 million; repairs and maintenance costs increased 34%, or $4.7 million, and 18%, or $6.3 million; and depreciation expense increased 5%, or $0.5 million, and 11%, or $3.4 million, respectively, during the quarter and nine-month periods ended December 31, 2014, as compared to the same periods in fiscal 2014 due to an increase in the number of deepwater vessels operating in the segment. Vessel operating lease costs increased 107%, or $2.8 million and 248%, or $10.4 million, respectively, during the same comparative periods due to the increased number of vessels operating in the region that were sold and leased back. General and administrative expenses increased 5%, or $0.5 million and 11%, or $3.5 million, respectively, during the same comparative periods, in order to support the segments growing vessel fleet.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 4%, or $1.3 million, during the quarter ended December 31, 2014, as compared to the same period in fiscal 2014, primarily due to lower revenues earned on towing-supply vessels. This decrease in towing-supply revenue is due to a number of towing-supply vessels transferring out of the non-Australia areas within the Asia/Pacific segment to other segments where charter opportunities for this class of vessel are currently considered by the company to be more attractive.

Vessel revenues in the Asia/Pacific segment increased 4%, or $4.6 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014. Deepwater vessel revenue increased 13%, or $8.1 million, primarily due to a net increase in the number of deepwater vessels operating in the segment, most notably in Australia. These increases were partially offset by a decrease in revenues from towing-supply vessels of 7%, or $3.7 million, primarily due to a number of towing-supply vessels transferring out of the non-Australia areas within the Asia/Pacific segment to other segments where charter opportunities for this class of vessel are currently considered by the company to be more attractive.

At the beginning of fiscal 2015, the company did not have any Asia/Pacific-based stacked vessels and it did not stack any vessels during the nine month period ended December 31, 2014.

Operating profit for the Asia/Pacific segment decreased 56%, or $3.3 million, during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, due to decreased revenues, and a 5%, or $1.2 million, increase in vessel operating costs (primarily repair and maintenance costs). Repair and maintenance costs increased 38%, or $1.2 million, during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, due to an increase in drydockings.

Operating profit for the Asia/Pacific segment decreased 57%, or $12.0 million, during the nine-month period ended December 31, 2014 as compared to the nine-month period ended December 31, 2013, due to a 22%, or $15.4 million, increase in vessel operating costs (primarily crew costs and repair and maintenance costs), partially offset by higher revenues.

Crew costs increased 21%, or $9.1 million, during the nine-month period ended December 31, 2014 as compared to the same period in fiscal 2104, due to increased headcount on vessels manned for certain projects and ramp up of crew for work on new contracts in Australia. Repair and maintenance costs also increased 70%, or $6.5 million, during the same comparative periods, due to an increase in the number of scheduled drydocks and additional inspections performed to prepare vessels for certain projects also in Australia.

Middle East/North Africa Segment Operations. Vessel revenues in the Middle East/North Africa segment increased 9%, or $4.8 million, during the quarter ended December 31, 2014, as compared to the same period during fiscal 2014, due to increased revenues from deepwater vessels. Deepwater vessel revenue increased 36%, or $6.8 million, during the quarter ended December 31, 2014, due to an increase in utilization rates of 18 percentage points, as well as an increase in the number of deepwater vessels operating in the segment.

Vessel revenues in the Middle East/North Africa segment increased 16%, or $22.6 million, during the nine month period ended December 31, 2014, as compared to the same period during fiscal 2014, due to increased revenues from both the deepwater and towing-supply vessel classes. Deepwater vessel revenue increased 28%, or $13.9 million, due to an increase in the number of deepwater vessels operating in the segment and an 8% increase in average day rates. Increases in vessel revenues in Middle East/North Africa segment is primarily the result of increased scale of operations in the Black Sea and offshore Saudi Arabia (which, in turn was primarily driven by an increase in the number of jack up rigs working in this region). Increases in dayrates in Middle East/North Africa reflect the transfer of larger, higher specification vessels from other regions into the

Middle East/North Africa region and lump sum mobilization fees. In addition to increased deepwater revenues for the nine months ended December 31, 2014, towing-supply vessel revenue also increased 10%, or $8.7 million, during the same comparative periods, due to a 5% increase in average day rates and an increase in the number of towing-supply vessels operating in the segment.

At the beginning of fiscal 2015, the company had one stacked Middle East/North Africa-based vessel which was sold during the quarter ended June 30, 2014. There are no stacked vessels in the Middle East/North Africa region as of December 31, 2014.

Operating profit for the Middle East/North Africa segment increased 14%, or $1.5 million, during the quarter ended December 31, 2014 as compared to the same period of fiscal 2014, primarily due to higher revenues which were partially offset by a 9%, or $2.6 million, increase in vessel operating costs (primarily crew costs), an increase in depreciation expense and an increase in general and administrative expenses, during the same comparative periods.

Crew costs increased 17%, or $2.3 million, during the quarter ended December 31, 2014, as compared to the same period during fiscal 2014, primarily due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Depreciation expense increased 10%, or $0.6 million, also due to an increase in the number of vessels operating in the segment. General and administrative expenses increased 13%, or $0.6 million, due to the increase in shore-based personnel, primarily to support our growing operation in Saudi Arabia and in the Black Sea.

Operating profit for the Middle East/North Africa segment decreased 9%, or $2.9 million, during the nine-month period ended December 31, 2014 as compared to the same period of fiscal 2014, primarily due to a 31%, or $22.3 million, increase in vessel operating costs (primarily crew costs and repairs and maintenance costs), an increase in depreciation expense and an increase in general and administrative expenses, partially offset by higher revenues, during the same comparative periods.

Crew costs increased 35%, or $12.4 million, during the nine-month period ended December 31, 2014, as compared to the same period during fiscal 2014, primarily due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Repair and maintenance costs increased 67%, or $8.2 million, during the same comparative period, due to an increase in the number of drydockings during the current period and the outfitting of vessels in preparation for the start of new term contracts. Depreciation expense increased 15%, or $2.6 million, also due to an increase in the number of vessels operating in the segment. General and administrative expenses increased 17%, or $2.1 million, due to the increase in shore-based personnel, primarily to support our growing operation in Saudi Arabia and in the Black Sea.

Sub-Saharan Africa/Europe Segment Operations. Vessel revenues in the Sub-Saharan Africa/Europe segment decreased 7%, or $10.8 million and 4%, or $19.1 million, respectively, during the quarter and nine month periods ended December 31, 2014, as compared to the same periods during fiscal 2014, due to decreased revenues on both the deepwater and towing-supply vessel classes. Revenues from deepwater vessels decreased 4%, or $3.7 million and 6%, or $16.6 million, and revenues from towing-supply vessels decreased 12%, or $7.3 million and 5%, or $8.8 million, respectively, during the quarter and nine month periods ended December 31, 2014, as compared to the same periods during fiscal 2014, primarily due to a reduction in the number of deepwater vessels in Sub-Saharan Africa due to transfers of vessels from Sub-Saharan Africa (in particular, Angola) to other regions, somewhat offset by increases in vessel revenues generated by the company’s European operations driven by the acquisition of Troms Offshore. Revenues from other vessel classes increased 1%, or $0.2 million and 13%, or $6.4 million, respectively, during the same comparative periods, primarily due to an 11% and 16% respective increase in average day rates.

At the beginning of fiscal 2015, the company had four stacked Sub-Saharan Africa/Europe-based vessels. During the first nine months of fiscal 2015, the company stacked seven additional vessels and sold five previously stacked vessels, resulting in a total of six stacked Sub-Saharan Africa/Europe-based vessels as of December 31, 2014.

Operating profit for the Sub-Saharan Africa/Europe segment decreased 11%, or $4.4 million, during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, primarily due to decreased revenues, which were partially offset by a 4%, or $3.7 million, decrease in vessel operating costs (primarily crew costs) and a decrease in depreciation expense. Crew costs decreased 11%, or $4.5 million, and depreciation expense decreased 8%, or $1.6 million, during the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, primarily due to a decrease in the number of vessels operating in the segment.

Although vessel revenues decreased during the same comparative periods, operating profit for the Sub-Saharan Africa/Europe segment increased 10%, or $9.9 million, during the nine-month period ended December 31, 2014, as compared to the nine-month period ended December 31, 2013, primarily due to a 9%, or $24.5 million, decrease in vessel operating costs (primarily crew costs and repair and maintenance costs), a decrease in vessel operating lease costs and a decrease in depreciation.

Crew costs decreased 5%, or $6.4 million, and depreciation expense decreased 7%, or $3.9 million, during the nine-month period ended December 31, 2014, as compared to the same period in fiscal 2014, primarily due to a decrease in the number of vessels operating in the segment. Repair and maintenance costs decreased 22%, or $15.6 million, during the same comparative period, due to a fewer number of drydocks performed in the current period. Vessel operating lease costs decreased 30%, or $2.4 million, during the same comparative period, as vessels operated under lease arrangements transferred to other segments.

Other Items. A goodwill impairment charge of $283.7 million was recorded during the quarter ended December 31, 2014. Please refer to the “Goodwill” section of Management Discussion and Analysis of this report for a discussion on the company’s goodwill impairment.

Insurance and loss reserves expense decreased 30%, or $1.3 million, and 27%, or $3.9 million during the quarter and nine month periods ended December 31, 2014 as compared to comparable periods ended December 31, 2013 primarily due to downward adjustments to case-based and other reserves.

Gain on asset dispositions, net, decreased $8.7 million and $4.4 million respectively, during the quarter and nine month periods ended December 31, 2014 as compared to the quarter and nine months ended December 31, 2013. This decrease is primarily due to a decrease in the number of vessels sold during the current fiscal year.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2014 and 2013, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,

(In thousands)	2014	2013	2014	2013
Amount of impairment incurred	$6,236	3,691	8,096	7,738
Combined fair value of assets incurring impairment	3,914	4,308	4,634	8,774

Foreign exchange gains increased $3.0 million and $4.2 million respectively, during the quarter and nine month periods ended December 31, 2014 as compared to the quarter and nine months ended December 31, 2013. These increases are due to the overall strengthening of the U.S. Dollar in relation to the other foreign currencies in which the company transacts business, most notably the Norwegian Kroner, which has depreciated significantly against the U.S. Dollar during the current fiscal year and in which currency the company maintains a portion of its debt which is regularly revalued. Please refer to the “Troms Offshore Debt” section of Management Discussion and Analysis of this report for a discussion on the company’s Norwegian Kroner denominated debt.

Equity in net earnings of unconsolidated companies decreased $2.7 million and $1.8 million respectively, during the quarter and nine month periods ended December 31, 2014 as compared to the quarter and nine months ended December 31, 2013 primarily due to losses generated by an unconsolidated joint venture company as a result of the revaluation of its Kwanza denominated working capital accounts.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by vessel demand (created largely by the level of offshore exploration, field development and production spending by energy companies) relative to the supply of offshore service vessels. Suitability of equipment and the quality of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Stacked vessels depress utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period and, as a result, can be impacted by lump sum mobilization and de-mobilizatiion fees and/or other than day rate-based revenue or revenue adjustments.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (none at December 31, 2014) or vessels owned by joint ventures (10 vessels at December 31, 2014).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2014	2013	2014	2013	2014

REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$94,298	72,048	267,983	188,891	91,403
Towing-supply	33,607	30,451	97,511	88,982	34,387
Other	6,649	7,349	23,056	24,148	8,223
Total	$134,554	109,848	388,550	302,021	134,013
Asia/Pacific fleet:
Deepwater	$20,575	20,142	72,492	64,357	27,675
Towing-supply	13,487	15,235	45,862	49,516	17,338
Other	984	948	2,930	2,838	976
Total	$35,046	36,325	121,284	116,711	45,989
Middle East/North Africa fleet:
Deepwater	$25,615	18,805	64,336	50,389	19,254
Towing-supply	29,441	31,481	93,435	84,741	28,715
Other	869	872	2,530	2,611	868
Total	$55,925	51,158	160,301	137,741	48,837
Sub-Saharan Africa/Europe fleet:
Deepwater	$81,129	84,866	262,013	278,658	89,193
Towing-supply	52,532	59,789	162,585	171,421	54,617
Other	18,940	18,727	55,855	49,459	18,303
Total	$152,601	163,382	480,453	499,538	162,113
Worldwide fleet:
Deepwater	$221,617	195,861	666,824	582,295	227,525
Towing-supply	129,067	136,956	399,393	394,660	135,057
Other	27,442	27,896	84,371	79,056	28,370
Total	$378,126	360,713	1,150,588	1,056,011	390,952

UTILIZATION:
Americas fleet:
Deepwater	87.3%	85.3	89.3	78.6	91.9
Towing-supply	74.5	60.9	69.1	50.1	70.3
Other	56.7	78.0	67.7	83.9	76.9
Total	77.2%	73.9	77.7	65.7	80.9
Asia/Pacific fleet:
Deepwater	66.9%	77.2	73.3	83.0	82.4
Towing-supply	76.6	70.6	86.9	69.1	93.6
Other	100.0	100.0	100.0	100.0	100.0
Total	73.9%	73.6	82.3	73.8	89.6
Middle East/North Africa fleet:
Deepwater	89.3%	71.0	80.8	80.1	80.4
Towing-supply	79.6	84.8	81.4	81.0	71.1
Other	100.0	100.0	97.3	67.4	100.0
Total	83.2%	81.7	81.9	79.9	74.7
Sub-Saharan Africa/Europe fleet:
Deepwater	85.7%	83.0	85.8	83.7	85.5
Towing-supply	78.8	73.8	77.5	69.3	78.5
Other	73.3	76.8	74.2	73.2	71.3
Total	78.7%	77.3	78.7	74.7	77.9
Worldwide fleet:
Deepwater	84.9%	81.7	85.2	81.6	87.0
Towing-supply	77.7	72.8	77.5	66.4	76.2
Other	71.0	78.1	73.9	75.6	73.9
Total	78.6%	76.7	79.2	72.9	79.3

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2014	2013	2014	2013	2014

AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$32,612	29,779	31,686	30,459	31,233
Towing-supply	16,890	17,247	16,932	15,949	17,309
Other	9,314	7,320	8,772	7,391	8,304
Total	$24,048	21,169	23,067	20,071	22,701
Asia/Pacific fleet:
Deepwater	$35,821	33,937	39,250	37,015	39,841
Towing-supply	13,664	12,687	13,701	12,716	14,387
Other	10,692	10,300	10,653	10,317	10,609
Total	$21,195	19,257	22,176	19,756	23,090
Middle East/North Africa fleet:
Deepwater	$24,586	23,708	24,257	22,398	23,078
Towing-supply	12,870	13,375	13,438	12,810	14,171
Other	4,723	4,738	4,727	4,746	4,719
Total	$15,918	15,358	15,808	14,630	16,040
Sub-Saharan Africa/Europe fleet:
Deepwater	$28,675	28,664	30,020	28,863	30,928
Towing-supply	16,859	15,764	16,879	15,632	16,911
Other	5,976	5,409	5,819	5,034	5,937
Total	$16,743	15,994	17,184	16,408	17,628
Worldwide fleet:
Deepwater	$30,205	28,944	30,751	29,343	31,001
Towing-supply	15,401	15,029	15,546	14,588	15,987
Other	6,598	5,883	6,472	5,680	6,523
Total	$19,024	17,492	19,045	17,364	19,415

The day-based utilization percentages, average day rates and the average number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) by vessel class and in total for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2014	2013	2014	2013	2014

UTILIZATION:
Deepwater vessels
PSVs	86.1%	82.7	87.2	83.8	88.6
AHTS vessels	83.0	95.8	85.2	93.2	89.0
Towing-supply	80.8	85.5	82.2	84.3	80.8
Other	72.6	81.8	74.3	76.1	73.6
Total	80.9%	84.3	82.2	82.8	82.1

AVERAGE VESSEL DAY RATES:
Deepwater vessels
PSVs	$29,929	29,092	30,429	29,633	30,575
AHTS vessels	33,375	29,141	34,162	29,202	34,937
Towing-supply	15,647	15,144	15,797	14,745	16,235
Other	6,925	6,036	6,863	5,845	6,963
Total	$19,765	18,209	19,898	18,271	20,303

AVERAGE VESSEL COUNT:
Deepwater vessels
PSVs	79	75	77	72	77
AHTS vessels	12	12	12	11	12
Towing-supply	105	104	105	104	105
Other	47	52	49	52	48
Total	243	243	243	239	242

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2014	2013	2014	2013	2014
Americas fleet:
Deepwater	36	31	34	29	35
Towing-supply	29	31	30	40	30
Other	14	14	14	14	14
Total	79	76	78	83	79
Less stacked vessels	9	11	8	20	7
Active vessels	70	65	70	63	72
Asia/Pacific fleet:
Deepwater	9	8	9	8	9
Towing-supply	14	19	14	20	14
Other	1	1	1	1	1
Total	24	28	24	29	24
Less stacked vessels	—	4	—	5	—
Active vessels	24	24	24	24	24
Middle East/North Africa fleet:
Deepwater	13	12	12	10	11
Towing-supply	31	30	31	30	31
Other	2	2	2	3	2
Total	46	44	45	43	44
Less stacked vessels	—	1	—	1	—
Active vessels	46	43	45	42	44
Sub-Saharan Africa/Europe fleet:
Deepwater	36	39	37	42	37
Towing-supply	43	56	45	58	45
Other	47	49	47	49	47
Total	126	144	129	149	129
Less stacked vessel	7	8	6	10	7
Active vessels	119	136	123	139	122
Active owned or chartered vessels	259	268	262	268	262
Stacked vessels	16	24	14	36	14
Total owned or chartered vessels	275	292	276	304	276
Vessels withdrawn from service	—	—	—	1	—
Joint-venture and other	10	11	11	10	11
Total	285	303	287	315	287

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 16, 18 and 15 stacked vessels at December 31, 2014 and 2013 and September 30, 2014, respectively. Most of the vessels stacked at December 31, 2014 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2014 and March 31, 2014:

	December 31, 2014		March 31, 2014
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Owned vessels in active service	245	$3,177,749	257	$3,281,391
Stacked vessels	16	18,765	15	9,743
Marine equipment and other assets under construction		418,375		268,189
Other property and equipment (A)		60,532		62,285
Totals	261	$3,675,421	272	$3,621,608

(A)	Other property and equipment includes six ROVs delivered in fiscal 2014.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the nine months ended December 31:

	Nine Months Ended
	December 31,
	2014 (A)	2013 (B)
Number of vessels disposed by vessel type:
Deepwater:
AHTS vessels	1	—
PSVs	1	3
Towing-supply:
AHTS vessels	—	23
PSVs	8	12
Other	2	5
Total	12	43

Number of vessels disposed by segment:
Americas	6	20
Asia/Pacific	—	6
Middle East/North Africa	1	8
Sub-Saharan Africa/Europe	5	9
Total	12	43

(A)	Excluded from fiscal 2015 dispositions are five vessels that were sold and leased back by the company as disclosed in Note (13) in Notes to Consolidated Financial Statements.

(B)	Excluded from fiscal 2014 dispositions are six vessels that were sold and leased back by the company and includes one vessel withdrawn from service.

Vessel and Other Deliveries and Acquisitions

During the first nine months of fiscal 2015, the company took delivery of five newly-built deepwater PSVs. Two of the deepwater PSVs are 246-feet in length. The 246-feet PSVs were constructed at an international shipyard for a total aggregate cost of $34.8 million. Three deepwater PSVs are 275-feet in length. Two 275-feet PSVs were constructed at an international shipyard for a total cost of $59.4 million. One 275-foot PSV was constructed at another international shipyard for a total cost of $27.8 million.

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

In addition to the 21 vessel and ROV deliveries noted above, we acquired two additional deepwater PSVs and six towing-supply vessels during fiscal 2014 which had been sold and leased back during fiscal 2008 and fiscal 2010. The company elected to repurchase these vessels from the lessors for a total of $78.8 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

Vessel and Other Commitments at December 31, 2014

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, and ROVs as of December 31, 2014:

(In thousands)	Number of Vessels/ROVs	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 12/31/14	Remaining Balance 12/31/14
Towing-supply:
7,145 BHP	6	International	4/2015 - 3/2016	$112,284	64,542	47,742
Deepwater:
261-foot PSV	6	International	1/2016 – 8/2016
264-foot PSV	1	United States	2/2015
268-foot PSV	2	International	1/2015, 4/2015
275-foot PSV (A)	7	International	3/2015 – 8/2015
292-foot PSV	1	International	5/2016
300-foot PSV	2	United States	9/2015, 2/2016
310-foot PSV	2	United States	11/2015, 2/2016
Total Deepwater PSVs	21			713,903	258,460	455,443
Other:
Fast supply boat	1	International	—	8,014	8,014	—
Total vessel commitments	28			$834,201	331,016	503,185
Total ROV commitments	2	United States	1/2015	$13,640	12,940	700
Total commitments	30			$847,841	343,956	503,885

(A)	Two different international shipyards are constructing four and three 275-foot PSVs, respectively.

The company has contracted with a Chinese shipyard for the construction and delivery of several shallow water towing-supply vessels. The shipyard is considerably late in the construction and delivery of the first two vessels. Progress payments made under the construction contracts are backed by refundment guarantees issued by Bank of China Ltd., Guangdong Branch, which amount to all but approximately $2.5 million of the carrying value of the accumulated costs through December 31, 2014. Some of the remaining vessels are also behind schedule. While the company believes that the shipyard continues to progress construction and the shipyard continues to communicate its intention to complete construction of the vessels, the company is evaluating its legal options under the relevant construction contracts.

The company is continuing to experience substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2014. The company had committed and invested $8.0 million as of December 31, 2014.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. In October 2014, the parties resolved their pending disputes subject to a confidentiality provision and agreed on the split of the funds held in escrow. The amounts returned from the escrow to the company resulted in a reduction in the cost of the two acquired vessels, one of which was subsequently sold to an unaffiliated financial institution in connection with a sale/lease transaction that closed in the third quarter of fiscal 2014. The portion of the returned funds attributed to the vessel that was sold was recorded as a deferred gain that is being amortized over the 10-year lease term.

The table below summarizes by vessel class and vessel type the number of vessels and ROVs expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various commitments as discussed above:

	Quarter Period Ended
Vessel class and type	03/15	06/15	09/15	12/15	03/16	Thereafter
Deepwater PSVs	4	5	2	1	4	5
Towing-supply vessels	—	2	1	1	2	—
Other	—	—	—	—	—	1
Total vessel commitments	4	7	3	2	6	6
Total ROV commitments	2	—	—	—	—	—
Total commitments	6	7	3	2	6	6

(In thousands)
Expected quarterly cash outlay	$153,487	178,698	55,837	23,387	31,628	60,848	(B)

(B)	The $60,848 of ‘Thereafter’ vessel construction obligations are expected to be paid during fiscal 2017.

Consistent with the approach we are taking on mitigating risk exposure in Angola and the other alternatives we have developed, we believe the company has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, bank term loans, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Condensed Consolidated Financial Statements. The company has $503.9 million in unfunded capital commitments associated with the 28 vessels and two ROVs currently under construction at December 31, 2014.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014 consist of the following components:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Personnel	$27,492	7%	27,755	7%	86,756	7%	82,518	7%	28,524	7%
Office and property	7,698	2%	5,568	2%	21,827	2%	20,126	2%	7,103	2%
Sales and marketing	2,825	1%	3,033	1%	9,972	1%	8,287	1%	2,922	1%
Professional services	5,213	1%	6,686	2%	16,122	1%	23,627	2%	4,422	1%
Other	3,414	1%	2,681	1%	9,787	1%	7,683	1%	3,791	1%
Total	$46,642	12%	45,723	13%	144,464	12%	142,241	13%	46,762	12%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and nine-month periods ended December 31, 2014 and 2013 and for the quarter ended September 30, 2014 were as follows:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Vessel operations	$36,024	77%	34,729	76%	110,305	76%	102,465	72%	36,612	78%
Other operating activities	1,207	3%	671	1%	3,473	3%	1,507	1%	1,207	3%
Corporate	9,411	20%	10,323	23%	30,686	21%	38,269	27%	8,943	19%
Total	$46,642	100%	45,723	100%	144,464	100%	142,241	100%	46,762	100%

General and administrative expenses during the third quarter of fiscal 2015 were 2%, or $0.9 million, higher than the third quarter of fiscal 2014. Increases in office and property of $2.1 million are primarily related to the ramp up of shore based activities related to the company’s Subsea operations and were partially offset by a decrease in professional services of $1.5 million.

General and administrative expenses during the first nine months of fiscal 2015 were 2%, or $2.2 million, higher than the first nine months of fiscal 2014. Increases in administrative payroll, other general and administrative costs, office and property and sales and marketing costs of $4.2 million, $2.1 million, $1.7 million and $1.7 million respectively, were partially offset by decreases in professional services of $7.5 million. Incremental increases in personnel, office and property, other and sales and marketing costs are primarily related to the ramp up of shore-based personnel to support the company’s subsea operations and vessel operations in the Americas and Middle East/North Africa regions and the inclusion of Troms’ administrative related costs for a full nine months. Additionally, professional services costs were higher during the first nine months of the prior fiscal year due to legal fees associated with arbitration activities related to our historical operations in Venezuela, the administration of a subsidiary company based in the United Kingdom and transaction costs related to the acquisition of Troms offshore.

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

Availability of Cash

At December 31, 2014, the company had $77.4 million in cash and cash equivalents, of which $47.9 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate through dividends the earnings of its foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States, including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs.

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

The company had $300 million in term loan borrowings outstanding at December 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at December 31, 2014. The company had $300.0 million of term loan borrowings and did not have any revolver borrowings outstanding at March 31, 2014.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at December 31, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	December 31, 2014	March 31, 2014
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.6	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	495,387	520,979

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

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at December 31, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	December 31, 2014	March 31, 2014
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.8	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	162,541	168,653

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at December 31, 2014 and March 31, 2014, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2014	2014
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.9	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	419,769	436,264

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2014 and March 31, 2014, is an after-tax loss of $2.0 million ($3.1 million pre-tax), and $2.5 million ($3.9 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at December 31, 2014 and March 31, 2014, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2014	2014
Aggregate debt outstanding	$35,0000	35,000
Weighted average remaining life in years	0.6	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding	35,256	36,018

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

A summary of the amount of these borrowings outstanding at December 31, 2014 and March 31, 2014, denominated in NOK and U.S. Dollars is as follows (fair values are based on Level 2 inputs):

(In thousands, except weighted average data)		December 31, 2014	March 31, 2014
January 2014 notes:
NOK denominated		287,500	300,000
U.S. dollar equivalent	$	38,575	50,028
Fair value (U.S. dollar equivalent)		38,581	50,044
May 2012 notes:
NOK denominated		161,880	178,920
U.S. dollar equivalent	$	21,720	29,867
Fair value (U.S. dollar equivalent)		21,634	29,588

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. Troms Offshore had an aggregate of 45.0 million NOK, or approximately $6.0 million, and 60.0 million NOK, or approximately $10.0 million outstanding in floating rate debt at December 31, 2014 and March 31, 2014, respectively (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin).

During the second quarter of fiscal 2014, the company repaid prior to maturity 500 million Norwegian Kroner (NOK) denominated (approximately $82.1 million) public bonds (plus accrued interest) that had been issued by Troms Offshore in April 2013. The repayment of these bonds, at an average price of approximately 105.0% of par value, resulted in the recognition of a loss on early extinguishment of debt of approximately 26.0 million NOK (or $4.1 million). The bonds, which were due to mature in April 2016, bore interest based on the three- month Norwegian Interbank Offered Rate (“NIBOR”) plus 5.40%.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Capitalized interest is included in properties and equipment. Interest and debt costs incurred, net of interest capitalized, for the quarters and nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Interest and debt costs incurred, net of interest capitalized	$12,239	12,250	37,927	31,081
Interest costs capitalized	3,638	2,643	9,920	8,241
Total interest and debt costs	$15,877	14,893	47,847	39,322

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2014, $100.0 million remains available to repurchase shares under the May 2014 share repurchase program.

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

The aggregate dollar outlay for common stock repurchased, along with the number of shares repurchased, and average price paid per share, for the quarters and nine-month periods ended December 31 is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2014	2013	2014	2013
Aggregate dollar outlay for common stock repurchased	$99,999	—	99,999	—
Shares of common stock repurchased	2,841,976	—	2,841,976	—
Average price paid per common share	$35.19	—	35.19	—

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except dividend per share)	2014	2013	2014	2013
Dividends declared	$12,029	12,396	37,229	37,431
Dividend per share	0.25	0.25	0.75	0.75

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the nine months ended December 31, is as follows:

(In thousands)	2014	Change	2013
Net earnings (loss)	$(56,457)	(153,295)	96,838
Depreciation and amortization	130,150	5,595	124,555
Benefit for deferred income taxes	(77,278)	(58,978)	(18,300)
Gain on asset dispositions, net	(4,996)	4,363	(9,359)
Goodwill impairment	283,699	227,416	56,283
Changes in operating assets and liabilities	(93,285)	(121,048)	27,763
Changes in due to/from affiliate, net	78,881	289,457	(210,576)
Other non-cash items	14,845	12,220	2,625
Net cash provided by operating activities	$275,559	205,730	69,829

Cash flows from operations increased $205.7 million to $275.6 million, during the nine months ended December 31, 2014 as compared to $69.8 million during the nine months ended December 31, 2013, due primarily to a $289.5 million reversal of the significant growth during the first nine months of fiscal 2014 to a modest decrease during the first nine months of fiscal 2015 in the net due to/from affiliate balance. These increases were partially offset by a $121.0 million decrease in cash flow from changes in operating assets and liabilities (primarily due to the increase in trade receivables of $48.6 million and the decrease in accounts payable and accrued expenses of $32.8 million), and a decrease in the provision for deferred taxes. The decrease in due to/from affiliate is attributable to improved collections from our Angolan operation and growth in the due to affiliate balance, which is included within our Sub-Saharan Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q. Increases in operating assets and liabilities is primarily due to increases in trade receivables and marine operating supplies.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, is as follows:

(In thousands)	2014	Change	2013
Proceeds from the sale of assets	$5,160	(40,846)	46,006
Proceeds from the sale/leaseback of assets	110,694	(96,741)	207,435
Additions to properties and equipment	(231,685)	165,773	(397,458)
Payments for acquisition, net of cash acquired	—	127,737	(127,737)
Other	127	2,589	(2,462)
Net cash used in investing activities	$(115,704)	158,512	(274,216)

Investing activities for the nine months ended December 31, 2014 used $115.7 million of cash, which is primarily attributed to $231.7 million of additions to properties and equipment and partially offset by proceeds from the sale/leasebacks of five vessels of $110.7 million. Additions to properties and equipment were comprised of approximately $18.3 million in capitalized major repair costs, $197.5 million for the construction of offshore support vessels, $12.8 for the purchase of ROVs, and $3.1 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended December 31, is as follows:

(In thousands)	2014	Change	2013
Principal payments on debt	$(27,206)	1,075,848	(1,103,054)
Debt borrowings	20,000	(1,396,262)	1,416,262
Debt issuance costs	—	4,404	(4,404)
Proceeds from exercise of stock options	1,025	(5,057)	6,082
Cash dividends	(36,997)	358	(37,355)
Repurchases of common stock	(99,999)	(99,999)	—
Other	351	(82)	433
Net cash (used in) provided by financing activities	$(142,826)	(420,790)	277,964

Financing activities for the nine months ended December 31, 2014 used $142.8 million of cash, primarily due to the repurchase of 2,841,976 shares of common stock at an average price per share of $35.19 and the quarterly payment of common stock dividends of $0.25 per common share. During the nine-month period ended December 31, 2014 the company borrowed and repaid $20.0 million from the revolving line of credit. In addition, approximately $7.2 million was used to make scheduled payments on Norwegian Kroner denominated borrowings.

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

Other Liquidity Matters

Vessel Construction. With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels of its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the 28 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund these commitments in connection with the completion of the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At December 31, 2014, the company had approximately $77.4 million of cash and cash equivalents, of which $47.9 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, $600.0 million of undrawn capacity on the credit facility was available to the company.

The company has contracted with a Chinese shipyard for the construction and delivery of several shallow water towing-supply vessels. The shipyard is considerably late in the construction and delivery of the first two vessels. Progress payments made under the construction contracts are backed by refundment guarantees issued by Bank of China Ltd., Guangdong Branch, which amount to all but approximately $2.5 million of the carrying value of the accumulated costs through December 31, 2014. Some of the remaining vessels are also behind schedule. While the company believes that the shipyard continues to progress construction and the shipyard continues to communicate its intention to complete construction of the vessels, the company is evaluating its legal options under the relevant construction contracts.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2014. The company had committed and invested $8.0 million as of December 31, 2014.

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

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to MNOPF. The conversion is not expected to have any impact on the company. The liquidation is expected to be completed in calendar 2015. The company believes that the liquidation will resolve the subsidiary’s participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Brazilian Customs In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $58.3 million as of December 31, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $56.1 million as of December 31, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $47.8 million as of December 31, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $10.5 million as of December 31, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

In late October 2014, the company received a copy of a report of an ad-hoc DRC inter-ministerial commission describing $4.5 million in various claims against the company. It is our understanding that the inter-ministerial commission had been created by the Prime Minister in early 2013 to investigate the NANA TIDE sinking. The majority of the amount described in the report is associated with the alleged breach of transport regulations in bringing vessels in and out of DRC waters. The balance of the amount claimed includes pollution claims with respect to the NANA TIDE, and fees and costs associated with the work of the inter-ministerial commission and the Ministry of Environment. The Ministry of Environment has issued a letter to the company seeking recovery for the claims reflected in the report ($0.73 million) related to that ministry. It is not clear if and when the various other ministries will issue fines or assessments for the other amounts reflected in the report. It is also not clear whether the amounts claimed in January of 2014 and March of 2014 ($0.25 million and $1.2 million, respectively) are separate or are included in the $4.5 million of claims. Given this lack of clarity and the fact that the company is still evaluating the legal basis for these claims, the company has not concluded that any potential liability is both probable and reasonably estimable and thus no accrual been recorded as of December 31, 2014.

On November 3, 2014, the NANA TIDE and the FONSECA TIDE, an anchor handling supply vessel that was assisting the NANA TIDE after the NANA TIDE had been raised and recovered, departed DRC waters after receiving proper clearances. Both vessels had been denied departure by DRC authorities for several months. The NANA TIDE was towed to a scrapping facility in a nearby country and sold for scrap in December 2014. The FONSECA TIDE is operational within the company’s fleet outside the DRC. The company continues to seek to clarify and address the various claims made by DRC authorities noted above.

Nigeria Marketing Agent Litigation. On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2014 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of December 31, 2014 for the remaining months of fiscal 2015, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
							More Than
	Total	2015	2016	2017	2018	2019	5 Years
Vessel and ROV construction obligations	$503,885	153,487	289,550	60,848	—	—	—
Fiscal 2015 sale/leasebacks	72,982	2,043	8,174	8,174	8,293	8,744	37,554
Total obligations	$576,867	155,530	297,724	69,022	8,293	8,744	37,554

Refer to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

During the third quarter of fiscal 2015, the company sold three vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in total proceeds to the company of $78.2 million and deferred gains of $45.0 million. The carrying value of the vessels was $33.2 million at the dates of sale. Two leases expire in the quarter ending December 2022 and the third lease expires in the quarter ending December 2023. Under the sale/leaseback agreements the company has the right to re-acquire two vessels at approximately 60% of the original sales price at the end of the seventh year and the third vessel at approximately 60% of the original sales price at the end of the eighth year, deliver the vessel to the owners at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease terms or extend the leases for 24 months at mutually agreeable lease rates.

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

During the third quarter of fiscal 2015, the company elected to repurchase from its lessor the remaining leased vessel from the sale/leaseback transaction that originated during Fiscal 2006 for $11.2 million. This vessel was then sold and leased back again in December 2014.

Future Minimum Lease Payments

As of December 31, 2014, the future minimum lease payments for the vessels under the operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014
Fiscal year ending (In thousands)	Sale/Leasebacks	Sale/Leasebacks	Total
Remaining three months of 2015	$2,043	5,220	7,263
2016	8,174	20,879	29,053
2017	8,174	20,879	29,053
2018	8,293	23,485	31,778
2019	8,744	24,800	33,544
Thereafter	37,554	65,263	102,817
Total future lease payments	$72,982	160,526	233,508

For the quarters and nine months ended December 31, 2014 and 2013, the company expensed approximately $7.2 million and $5.8 million and $20.2 million and $13.8 million, respectively, on all of its bareboat charter arrangements.

Goodwill

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

During the quarter ended December, 31, 2014 the company performed its annual goodwill impairment assessment and determined that the rapid and significant decline in crude oil and natural gas prices (which occurred and accelerated throughout the latter part of the company’s third fiscal quarter), and the expected short to intermediate term effect that the downturn might have on levels of exploration and production activity would likely have a negative effect on average day rates and utilization levels of the company’s vessels. Expected future cash flow analyses using the projected average day rates and utilization levels in this new commodity pricing environment were included in the company’s valuation models and indicated that the carrying value of the Americas and Sub-Saharan Africa/Europe reporting units were less than their respective fair values. A goodwill impairment charge of $283.7 million, to write-off the company’s remaining goodwill, was recorded during the quarter ended December 31, 2014.

During the quarter ended December, 31, 2013 the company performed its annual goodwill impairment assessment and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. At the time of the December 2013 goodwill impairment assessment, the Asia/Pacific region continued to be challenged with excess vessel capacity as a result of the significant number of vessels that had been built in this region over the previous 10 years. These additional newbuilds had not been met by a commensurate increase in exploration, development or other activity within the region. In recent years, the company has disposed of older vessels that had worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

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

The company’s newer technologically sophisticated AHTS vessels and PSVs generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new-build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor have become an increasing concern globally. Increases in local wages are another developing trend. Globally, local wages are projected to increase during calendar 2015 at a pace higher than wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

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

At December 31, 2014, the company had a $300.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.66% percent (1.54% margin plus 0.16% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300.0 million term loan at December 31, 2014 would change the company’s interest costs by approximately $3.0 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at December 31, 2014 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2014, would change with a 100 basis-point increase or decrease in market interest rates:

	Outstanding	Estimated	100 Basis	100 Basis
(In thousands)	Value	Fair Value	Point Increase	Point Decrease
September 2013	$500,000	495,386	459,535	531,152
August 2011	165,000	162,541	154,646	170,929
September 2010	425,000	419,769	402,402	438,153
July 2003	35,000	35,256	35,726	36,130
Total	$1,125,000	1,112,952	1,052,309	1,176,364

Troms Offshore Debt

Troms Offshore has 45.0 million NOK, or approximately $6.0 million, outstanding in floating rate debt at December 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has 449.4 million NOK, or $60.3 million, of outstanding fixed rate debt at December 31, 2014. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2014, would change with a 100 basis-point increase or decrease in market interest rates:

	Outstanding	Estimated	100 Basis	100 Basis
(In thousands)	Value	Fair Value	Point Increase	Point Decrease
Total	$60,295	60,215	57,567	63,056

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

Derivatives

The company had no foreign exchange spot contracts outstanding at December 31, 2014. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million and settled by April 2, 2014.

The company did not have any forward contracts outstanding at December 31, 2014 and March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014 the company implemented a new accounting system to improve standardization and efficiency. This system implementation was not in response to any identified deficiency or weakness in our internal controls over financial reporting. The company believes that it has taken the necessary steps to maintain appropriate levels of internal control over financial reporting during this period of change and we will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective.

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

In late October 2014, the company received a copy of a report of an ad-hoc DRC inter-ministerial commission describing $4.5 million in various claims against the company. It is our understanding that the inter-ministerial commission had been created by the Prime Minister in early 2013 to investigate the NANA TIDE sinking. The majority of the amount described in the report is associated with the alleged breach of transport regulations in bringing vessels in and out of DRC waters. The balance of the amount claimed includes pollution claims with respect to the NANA TIDE, and fees and costs associated with the work of the inter-ministerial commission and the Ministry of Environment. The Ministry of Environment has issued a letter to the company seeking recovery for the claims reflected in the report ($0.73 million) related to that ministry. It is not clear if and when the various other ministries will issue fines or assessments for the other amounts reflected in the report. It is also not clear whether the amounts claimed in January of 2014 and March of 2014 ($0.25 million and $1.2 million, respectively) are separate or are included in the $4.5 million of claims. Given this lack of clarity and the fact that the company is still evaluating the legal basis for these claims, the company has not concluded that any potential liability is both probable and reasonably estimable and thus no accrual been recorded as of December 31, 2014.

On November 3, 2014, the NANA TIDE and the FONSECA TIDE, an anchor handling supply vessel that was assisting the NANA TIDE after the NANA TIDE had been raised and recovered, departed DRC waters after receiving proper clearances. Both vessels had been denied departure by DRC authorities for several months. The NANA TIDE was towed to a scrapping facility in a nearby country and sold for scrap in December 2014. The FONSECA TIDE is operational within the company’s fleet outside the DRC. The company continues to seek to clarify and address the various claims made by DRC authorities noted above.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

ITEM 1A. RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. You should carefully consider the risks set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014, which lists some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our company and the offshore marine service industry which could cause our actual results to differ materially from those anticipated, projected or assumed in the forward-looking statement. You should also consider the risk factors set forth below, which amend and supplement the risks set forth in the Risk Factors Section of our Annual Report on Form 10-K for the year ended March 31, 2014. In addition, we are also subject to a variety of risks and uncertainties not known to us or that we currently believe are not as significant as the risks described in our Annual Report on Form 10-K for the year ended March 31, 2014 or this Quarterly Report on Form 10-Q. You should consider these risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Quarterly Report on Form 10-Q.

Changes in the Level of Capital Spending by Our Customers

Demand for our offshore services, and thus our results of operations are highly dependent on the level of spending and investment in regards to offshore exploration, development and production by the companies that operate in the energy industry. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. Demand for hydrocarbons has softened while supply has steadily increased, resulting in significant declines in crude oil prices. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The recent, precipitous decline in crude oil prices may result in a decrease in the energy industry’s level of capital spending and, if prices continue to decline or remain depressed for a sustained period of time capital spending and demand for our services may remain similarly depressed. Indications are that certain major oil producing nations do not intend to reduce crude oil output. As a result, the current environment of over-supply may continue for the foreseeable future unless there is a significant increase in worldwide demand, which may not occur. The level of offshore crude oil and natural gas exploration, development and production activity has historically been volatile, and that volatility is likely to continue.

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

Except as set forth above there have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission on May 21, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2014, $100.0 million remains available to repurchase shares under the May 2014 share repurchase program.

The following table summarizes the stock repurchase activity for the three months ended December 31, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased
October 1, 2014 – October 31, 2014	—	$—	—	$200,000,000
November 1, 2014 – November 30, 2014	1,149,735	37.87	1,149,735	156,455,849
December 1, 2014 – December 31, 2014	1,692,241	33.36	1,692,241	100,000,945
Total	2,841,976	$35.19	2,841,976

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

TIDEWATER INC.
(Registrant)

Date: February 9, 2015	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: February 9, 2015	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: February 9, 2015	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

4.1	Note Purchase Agreement, dated July 1, 2003, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

4.2	Note Purchase Agreement, dated September 9, 2010, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on September 15, 2010, File No. 1-6311).

4.3	Note Purchase Agreement, dated September 30, 2013, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.