Form 10-K
period 2015-03-31
TIDEWATER INC
filed 2015-05-28
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Large accelerated filer ☒     Accelerated filer ☐         Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,924,107,380 based on the closing sales price as reported on the New York Stock Exchange of $39.03.

As of April 30, 2015, 47,029,359 shares of the registrant’s common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, volatility in worldwide energy demand and oil and gas prices; consolidation of our customer base: fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance: uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

At March 31, 2015, the company owned or chartered 289 vessels (of which 10 were owned by joint ventures and 21 were stacked) and eight ROVs available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels and vessels withdrawn from service.

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

Business Segments

We manage and measure our business performance in four distinct operating segments that we have established and that are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. These segments are consistent with how the company’s chief operating decision maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer.

Our Americas segment includes the activities of our North American operations, which include operations in the U.S. Gulf of Mexico (GOM) and U.S. and Canadian coastal waters of the Pacific and Atlantic oceans, as well as operations in Mexico, Trinidad and Brazil. The Asia/Pacific segment includes our Australian and Southeast Asian and Western Pacific operations. Middle East/North Africa includes our operations in the Mediterranean and Red Seas, the Black Sea, the Arabian Gulf and offshore India. Lastly, our Sub-Saharan Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations in and around the Caspian Sea, the North Sea and certain other arctic/cold water markets.

Our principal customers in each of these business segments are large, international oil and natural gas exploration, field development and production companies (IOCs); select independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations and other companies that explore for, develop and produce oil and natural gas (NOCs); drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

The company’s vessels are dispersed throughout the major offshore crude oil and natural gas exploration, field development and production areas of the world. Although the company considers, among other things, mobilization costs and the availability of suitable vessels in its fleet deployment decisions, and cabotage rules in certain countries occasionally restrict the ability of the company to move vessels between markets, the company’s diverse, mobile asset base and the wide geographic distribution of its vessel assets generally enable the company to respond relatively quickly to changing market conditions and customer requirements.

Revenues in each of our segments are derived primarily from vessel time charter or similar contracts that are generally three months to four years in duration as determined by customer requirements, and, to a lesser extent, from vessel time charter contracts on a “spot” basis, which is a short-term (one day to three months) agreement to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow the company to recover specific additional costs.

In each of our business segments, and depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets of the respective regions. In recent years, the deepwater offshore market has been a growing sector in the offshore crude oil and natural gas markets due to technological developments that have made deepwater exploration and development feasible. It is the one sector that did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater exploration and development projects involve significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and, therefore, have not been as susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the 2010 Deepwater Horizon incident did negatively affect the level of deepwater drilling activity of the U.S. GOM while the U.S. Department of the Interior, through the Bureau of Ocean Energy Management Regulation and Enforcement (BOEMRE), evaluated the causes of the incident and announced plans for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. The BOEMRE resumed deepwater exploration and drilling permitting by February 2011, although the pace of permitting was initially slow. Within our Americas segment, in recent years, drilling activity in the shallow and intermediate waters of the U.S. GOM has also been negatively impacted by low natural gas prices. More broadly, the recent rapid and significant decline in crude oil and natural gas prices is expected to negatively impact exploration, development and possibly production activity, both in deepwater and non-deepwater markets, in 2015 and possibly beyond 2015.

As of March 31, 2015, there were approximately 85 deepwater offshore rigs under construction, however, there is uncertainty as to how many of those rigs, most of which are expected to enter service within the next two years, will increase the working fleet and how many of those rigs will replace older, less productive drilling units. The dayrates and the overall utilization of the worldwide deepwater offshore supply vessel fleet, which is also expected to increase in size, will, at least in part, depend upon the overall net growth in the number of working deepwater rigs.

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

Revenues and operating profit derived from our operations along with total marine assets for our segments for the fiscal years ended March 31 are summarized below:

(In thousands)
	2015	2014	2013
Revenues:
Vessel revenues:
Americas	$505,699	410,731	327,059
Asia/Pacific	150,820	154,618	184,014
Middle East/North Africa	205,787	186,524	149,412
Sub-Saharan Africa/Europe	606,052	666,588	569,513
Other operating revenues	27,159	16,642	14,167
	$1,495,517	1,435,103	1,244,165

Vessel operating profit:
Americas	$122,988	90,936	40,318
Asia/Pacific	11,541	29,044	43,704
Middle East/North Africa	37,258	42,736	39,069
Sub-Saharan Africa/Europe	122,169	136,092	129,460
	293,956	298,808	252,551
Other operating profit/(loss)	(8,022)	(1,930)	(833)
	285,934	296,878	251,718

Corporate general and administrative expenses	(40,621)	(47,703)	(48,704)
Corporate depreciation	(4,014)	(3,073)	(3,391)
Corporate expenses	(44,635)	(50,776)	(52,095)

Gain on asset dispositions, net	9,271	11,722	6,609
Goodwill impairment	(283,699)	(56,283)	—
Restructuring charge	(4,052)	—	—
Operating income/(loss)	$(37,181)	201,541	206,232

Total marine assets:
Americas	$1,016,133	1,017,736	880,368
Asia/Pacific	506,265	421,379	607,546
Middle East/North Africa	666,983	613,303	507,124
Sub-Saharan Africa/Europe	2,064,010	2,383,507	1,706,355
Other	49,554	31,545	5,102
Total marine assets	$4,302,945	4,467,470	3,706,495

Please refer to Item 7 of this Annual Report on Form 10-K and Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet

Over the last 15 years, the company has maintained a vessel construction, acquisition and replacement program, with the intent of being able to operate in nearly all major oil and gas producing regions of the world by replacing older vessels in the company’s fleet with larger, more technologically sophisticated vessels. Since calendar 2000, the company has purchased and/or constructed 280 vessels at a total cost of approximately $4.7 billion (including 26 vessels at a cost of $270.8 million which were subsequently sold in transactions other than sale/lease transactions). Although the company is near the completion of its vessel construction, acquisition and replacement program, at March 31, 2015 the company had an additional 24 vessels under construction (including three that have since been cancelled) for a total cost of approximately $690.7 million. To date, the company has generally funded its vessel programs from its operating cash flows, together with funds provided by four private debt placements of senior unsecured notes and borrowings under bank credit facilities, proceeds from the disposition of (generally older) vessels, and various vessel sale-leaseback arrangements.

The company’s strategy contemplates both organic growth through the construction of vessels at a variety of shipyards worldwide and possible strategic acquisitions of recently built vessels and/or other vessel owners and operators. The company has the largest number of new offshore support vessels among its competitors in the industry. The company is nearing the successful completion of its long-term fleet replenishment and modernization strategy, and will continue to carefully consider whether future proposed investments and transactions have the appropriate risk/return-on-investment profile.

The average age of the company’s 279 owned or chartered vessels (excluding joint-venture vessels) at March 31, 2015 is approximately 9.5 years. The average age of 254 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is approximately 7.7 years. The remaining 25 vessels have an average age of 28.4 years. Of the company’s 279 vessels, 99 are deepwater platform supply vessels (PSVs) or deepwater anchor handling towing supply (AHTS) vessels, and 117 vessels are non-deepwater towing-supply vessels, which include both smaller PSVs and smaller AHTS vessels that primarily serve the jackup drilling market. Sixty-three vessels are included within our “other” vessel class, which is primarily comprised of crew boats and offshore tugs.

At March 31, 2015, the company had commitments to build 24 vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $690.7 million. At March 31, 2015, the company had invested approximately $310.6 million in progress payments towards the construction of the 24 vessels, and the remaining expenditures necessary to complete construction was estimated at $380.1 million. Of the 24 new construction commitment vessels, 17 were PSVs ranging between 3,800 and 6,000 deadweight tons of cargo capacity, six were non-deepwater towing supply class vessels with 7,145 brake horsepower (BHP) and one is a fast supply vessel. Scheduled delivery for these newbuild vessels began in April 2015, with delivery of the final vessel expected in September 2016.

In April 2015, the company notified an international shipyard that it was terminating three towing-supply vessel construction contracts as a result of late delivery and requested the return of approximately $36 million in aggregate installment payments together with interest on those installments. There was approximately $13 million in remaining expenditures to be made on these three vessels at the time of the termination. In May 2015, the company and another international shipyard that is constructing two of the 275-foot deepwater PSVs came to an agreement that provides the company an option to take delivery of one or both vessels at any time prior to June 30, 2016 or receive the return of installments aggregating $5.7 million per vessel at the end of this period. There were approximately $41 million of remaining costs to be incurred on these two vessels at the time of the agreement. Also, a partially constructed fast supply boat under construction in Brazil was originally scheduled to be delivered in September 2009 and has experienced substantial delay. Further discussions of these matters are disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

A discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual report on Form 10-K. The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 also contains a table comparing the actual March 31, 2015 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2015, 2014 and 2013.

Between April 1999 and March 2015, the company also disposed of 696 vessels. Most of the vessels were sold at prices that exceeded their carrying values. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $784 million and $326 million, respectively.

Our Vessel Classifications

Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. We disclose our vessel statistical information, including revenue, utilization and average day rates, by vessel class. Listed below are our three major vessel classes along with a description of the type of vessels categorized in each vessel class and the services the respective vessels typically perform. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this Annual Report on Form 10-K.

Deepwater Vessels

Deepwater vessels, in the aggregate, are currently the company’s largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large (typically greater than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) PSVs and large, higher-horsepower (generally greater than 10,000 horsepower) AHTS vessels. These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally are without dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessel to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards, especially in the wake of the 2010 Deepwater Horizon incident.

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

Towing-Supply Vessels

This is currently the company’s largest fleet class by number of vessels. Included in this class are non-deepwater towing-supply vessels with horsepower below 10,000 BHP, and non-deepwater supply vessels that are generally less than 230 feet. The vessels in this class perform the same respective functions and services as deepwater AHTS vessels and deepwater PSVs except non-deepwater towing-supply vessels and non-deepwater supply vessels are generally chartered to customers for use in intermediate and shallow waters.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Year Ended March 31,
	2015	2014	2013
Deepwater	58.4%	55.2%	49.2%
Towing-supply	34.5%	37.1%	42.4%
Other	7.1%	7.7%	8.4%

Subsea Services

Historically, the company’s subsea services were composed primarily of seismic and subsea vessel support. During fiscal 2014 the company expanded its subsea services capabilities by hiring a dedicated group of employees with substantial ROV and subsea expertise and by purchasing six work-class ROVs. Two additional higher specification work-class ROVs were added to the company’s fleet in fiscal 2015. Each ROV is capable of being deployed and redeployed worldwide on a variety of vessels and platforms and we began ROV deployment and operations in fiscal 2015. Our expanded subsea services capabilities include services and engineering solutions in all phases of the life of a subsea well, including exploration; construction and installation; and maintenance, repair and inspection, in water depths of up to 13,000 feet. In connection with the purchase of ROVs, the company has developed a proprietary operations management system customized for the operation of ROVs. Tidewater intends to continue expanding its subsea services capabilities to meet customer demand, and that expansion may include organic growth through commissioning the construction of additional ROVs or acquisitions of recently built ROVs and/or other ROV owners and operators.

Shipyard Operations

Quality Shipyards, L.L.C., a wholly-owned subsidiary of the company, operated two shipyards in Houma, Louisiana, that constructed, upgraded and repaired vessels. The shipyards performed repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. One of the two shipyards was sold during fiscal 2013, and the remaining shipyard was sold during the first quarter of fiscal 2014. During fiscal 2013, one partially constructed, deepwater PSV was transferred to another unaffiliated U.S. shipyard for completion. That vessel was delivered into the company’s owned and operated offshore support vessel fleet in March 2015.

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

The following table discloses our customers that accounted for 10% or more of total revenues during any of our last three fiscal years:

	2015	2014	2013
Chevron Corporation	12.7%	18.1%	17.8%
Petroleo Brasileiro SA	11.8%	8.6%	8.6%
BP plc	10.1%	8.9%	7.9%

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of either or both of these two significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. Our five largest customers in aggregate accounted for approximately 45% of our fiscal 2015 total revenues, while the 10 largest customers in aggregate accounted for approximately 62% of the company’s fiscal 2015 total revenues.

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

An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. According to IHS-Petrodata, the global offshore support vessel market at the end of March 2015 had approximately 540 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (420 vessels), on order or planned as of April 2015, that are expected to be delivered into the worldwide offshore vessel market primarily over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 3,270 vessels, of which Tidewater estimates more than 10% are stacked or are not being actively marketed by the vessels’ owners. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 650 vessels, or 20%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are either already stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years as the cost of extending these vessels’ lives may not be economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated by late 2015 after certain Angolan regulatory approvals have been obtained.

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

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire, unless extended, in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarter ended March 31, 2015 and continues to discuss this type of billing arrangement with other customers. We are unable to determine the impact that an inability to extend the consortium agreement would have on the existing split billing arrangements, and the ability to enter into new split billing arrangements. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term.

In November 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations generally require oil companies to sell U.S. dollars to the National Bank of Angola to buy kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies. These foreign exchange resident oilfield service companies, in turn, are required to source U.S. dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for dollars, then such service companies will be required to source dollars exclusively through the National Bank of Angola. Sonatide has had limited success to date negotiating tripartite agreements but it continues its discussions with customers, commercial banks and the National Bank of Angola regarding these arrangements.

For the fiscal year ended March 31, 2015, the company collected (primarily through Sonatide) approximately $338 million from its Angola operations, which is slightly less than the approximately $351 million of revenue recognized for the same period. Of the $338 million collected approximately $159 million represented U.S. dollars received by Sonatide on behalf of the company or dollars directly received by the company from customers. The balance of $179 million collected resulted from Sonatide’s converting kwanza into dollars and subsequently expatriating the dollars to Tidewater. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2015.

Though Sonatide experienced a substantially reduced ability to convert kwanzas to dollars during parts of the quarter ended December 31, 2014 (possibly due to holiday season and/or the newly enhanced role of the National Bank of Angola from November 2014 in the conversion process), the company believes that the process for converting kwanzas has functioned reasonably well for much of fiscal 2015, particularly given that the conversion process was still developing. Sonatide continues to press its commercial bank relationships to increase the amount of dollars that are made available to Sonatide.

As of March 31, 2015, the company had approximately $420 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide include cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds. Cash held by Sonatide began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in July 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. During this time, the company began using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

Beginning in the first quarter of fiscal 2015, Sonatide began sending invoices to those customers that insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide seeks to convert those kwanzas into U.S. dollars and subsequently utilize those U.S. dollars to pay the amounts that Sonatide owes the company. This conversion and expatriation process is subject to those risks and considerations set forth above.

For the fiscal year ended March 31, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $351 million, or 23%, of its consolidated vessel revenue, from an average of approximately 80 Tidewater-owned vessels that are marketed through the Sonatide joint venture (8 of which were stacked on average during the year ended March 31, 2015), and, for the year ended March 31, 2014, generated vessel revenues of approximately $357 million, or 25%, of consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels (five of which were stacked on average during the year ended March 31, 2014).

Sonatide joint venture owns nine vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of March 31, 2015, Sonatide maintained the equivalent of approximately $150 million of kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. As of

March 31, 2015 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $67 million and $62 million, respectively.

Due from affiliate at March 31, 2015 and March 31, 2014 of approximately $420 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide. The collection of the amounts due from customers and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at March 31, 2015 and March 31, 2014 of approximately $186 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $66 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola earlier this year. Following recent discussions with port state authorities and local counsel, the company is uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company has been informed by the authorities that the deadline for foreign vessel operators to comply with any rules implementing the decree has been set for June 2015. The company is seeking further clarification of the new decree and has been advised that a grace period for compliance will be granted until such clarifications are published. The company is exploring potential alternative structures in order to comply.

The Angolan government has included a proposal for a new levy in its most recent budget that could impose an additional 10-20% surcharge on foreign exchange transactions. We understand that a new decree imposing a levy could be published soon. The specific details of the levy have not yet been disclosed and it is not clear if this new decree would apply to Sonatide’s scope of operations. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy is enacted into law, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is enacted.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in Angola. Redeployment of vessels to and from Angola in the year ended March 31, 2015 has resulted in a net 13 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola.

As the company considers the redeployment of additional vessels from Angola to other markets, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities. Since its initial entry into force on August 20, 2013, a total of 66 countries have ratified the Convention, with enforcement presently concentrated in Europe and Asia Pacific; however, a more diverse geographic footprint of enforcement is expected by the end of calendar 2015.

The company continues to work with its flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. By seeking and obtaining these substantial equivalencies, the company is able to maintain its long-standing operational protocols that meet the requirements of the Convention and to mitigate changes in business processes that would offer no additional substantive benefits to crew members. The company continues prioritizing certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages.

The company continues to assess its global seafarer labor relationships and fleet operational practices to not only ensure compliance with the Convention but also gauge the impact of effective enforcement as ratifications progress, the effects of which cannot be reasonably estimated at this time.

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

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 12% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2015.

The company’s vessel operations in the U.S. GOM are considered to be coastwise trade. United States law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 289 vessels owned or operated by the company at March 31, 2015, 261 vessels were registered under flags other than the United States and 28 vessels were registered under the U.S. flag.

All of the company’s offshore vessels are subject to either United States or international safety and classification standards or sometimes both. U.S. flag deepwater PSVs, deepwater AHTS vessels, towing-supply vessels, supply vessels and crewboats are required to undergo periodic inspections twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

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

Safety

We are dedicated to ensuring the safety of our operations for both our employees and our customers. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. Personnel and resources are dedicated to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur throughout the company, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into the company’s on-going safety-related training. In addition, the company employs safety personnel in every operating region to be responsible for administering the company’s safety programs and fostering the company’s safety culture. We believe that every Tidewater employee is a safety supervisor, who has the authority and the obligation to stop any operation that they deem to be unsafe.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure, and collisions. In addition, the nature of our operations exposes the company to the potential risks of damage to and loss of drilling rigs and production facilities: hostile activities attributable to war, sabotage, piracy and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism, and pollution risks, but the company does not directly or fully insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

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

Seasonality

The company’s global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, the company’s U.S. GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. The company’s vessels that operate offshore India in Southeast Asia and in the Western Pacific are impacted by the monsoon season, which moves across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Vessels that operate in Australia are impacted by cyclone season from November to April. Customers in this region, where possible, plan business activities around the cyclone season; however, Australia generally has high trade winds even during the non-cyclone season and, as such, the impact of the cyclone season on our operations is not significant. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, the company’s business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for the company’s offshore support vessel and other services than on any seasonal variation.

Employees

As of March 31, 2015, the company had approximately 8,500 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Executive Officers of the Registrant

The name of each of our executive officers, together with their respective age and all offices held as of March 31, 2015 is as follows:

Name	Age	Position

Jeffrey M. Platt	57

President and Chief Executive Officer since June 2012. Chief Operating Officer since March 2010. Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Jeffrey A. Gorski	54

Chief Operating Officer and Executive Vice President since June 2012. Senior Vice President from January 2012 to May 2012. Prior to January 2012, Mr. Gorski was a Vice-President of Global Accounts with Schlumberger Inc., a publicly-held oilfield services company.

Quinn P. Fanning	51

Chief Financial Officer since September 2008. Executive Vice President since July 2008. Prior to July 2008, Mr. Fanning was a Managing Director with Citigroup Global Markets Inc. and generally focused on advisory services for the energy industry.

Bruce D. Lundstrom	51	Executive Vice President since August 2008. Senior Vice President from September 2007 to July 2008. General Counsel and Secretary since September 2007.

Joseph M. Bennett	59

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

ITEM 1A.  RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our company and the offshore marine service industry which could cause our actual results to differ materially from those anticipated, projected or assumed in the forward-looking statement. You should consider all risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Annual Report on Form 10-K.

Volatility of Oil and Gas Prices; Recent Depressed Prices for Oil and Gas

Even in a more favorable commodity pricing climate, prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. High demand for crude oil and natural gas, reductions in supplies and/or low inventory levels for these resources, as well as any perceptions about future supply interruptions can cause prices for crude oil and natural gas to rise. Conversely, low demand for crude oil and natural gas, increases in supplies and/or increases in crude oil and natural gas inventories can cause prices for crude oil and natural gas to decrease. In addition, global military, political, and economic events, including civil unrest in the oil producing and exporting countries of the Middle East and North Africa, have historically contributed to crude oil and natural gas price volatility.

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for hydrocarbons; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as the level of production by non-OPEC countries; sanctions imposed by the U.S., the European Union, or other governments against oil producing countries; political and economic uncertainties (including wars, terrorist acts or security operations); advances in exploration and field development technologies (such as fracking); increased availability of shale gas and other non-traditional energy resources; significant weather conditions; and governmental policies/restrictions placed on the exploration and production of natural resources.

The significant recent decrease in oil and natural gas prices is expected to cause a reduction in many of our customers’ drilling, completion and other production activities and related spending on our services in 2015. If oil and natural gas prices remain at their current levels or decline further, this reduction in activity levels and spending could persist and accelerate through 2015 and beyond. It is difficult to predict how long the current commodity price conditions will continue, or to what extent low commodity prices will affect our business. Because a prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, a downturn of any such duration would likely result in a significant decline in demand for offshore support services. In such event, we could experience further erosion in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Higher commodity prices, however, do not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services. Increased commodity demand can be satisfied by land-based energy resources and increased demand for offshore support vessel services can be more than offset by an increased supply of offshore support vessels resulting from the construction of additional offshore support vessels.

Crude oil pricing volatility has increased in recent years as crude oil has emerged as a widely-traded financial asset class. To the extent speculative trading of crude oil causes excessive crude oil pricing volatility, our results of operations could potentially be negatively impacted if such price volatility affects spending and investment decisions of offshore exploration, development and production companies.

Changes in the Level of Capital Spending by Our Customers

Demand for our offshore services, and thus our results of operations, are highly dependent on the level of spending and investment in regards to offshore exploration, development and production by the companies that operate in the energy industry. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. Demand for hydrocarbons has softened while supply has steadily increased, resulting in significant declines in crude oil prices. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The recent, precipitous decline in crude oil prices has already resulted in a decrease in the energy industry’s level of capital spending and, if prices continue to decline or remain depressed for a sustained period of time, capital spending and demand for our services may remain similarly depressed. Indications are that certain major oil producing nations do not intend to reduce crude oil output. As a result, the current environment of over-supply may continue for the foreseeable future unless there is a significant increase in worldwide demand, which may not occur. The level of offshore crude oil and natural gas exploration, development and production activity has historically been volatile, and that volatility is likely to continue.

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

Consolidation of the Company’s Customer Base

Oil and natural gas companies and other energy companies and energy services companies have undergone consolidation, and additional consolidation is possible. Consolidation reduces the number of customers for the company’s equipment, and may negatively affect exploration, development and production activity as consolidated companies focus, at least initially, on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. Such activity could adversely affect demand for the company’s offshore services.

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

Loss of a Major Customer

We derive a significant amount of revenue from a relatively small number of customers. For the fiscal years ended March 31, 2015, 2014 and 2013, the five largest customers accounted for approximately 45%, 45%, and 42%, respectively, of the company’s total revenues, while the 10 largest customers accounted for approximately 62%, 62%, and 57%, respectively, of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us; terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts.

Unconventional Crude Oil and Unconventional Natural Gas Production Can Exert Downward Pricing Pressures on the Price of Crude Oil and Natural Gas

The rise in production of unconventional crude oil and gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world are, at least to date, primarily contributing to an over-supplied natural gas market. While production of crude oil and natural gas from unconventional sources is still a relatively small portion of the worldwide crude oil and natural gas production, production from unconventional resources is increasing because improved drilling efficiencies are lowering the costs of extraction. There is an oversupply of natural gas inventories in the United States in part due to the increased development of unconventional crude oil and natural gas resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, will likely continue to weigh crude oil and natural gas prices. A prolonged period of low natural gas prices would likely have a negative impact on development plans of exploration and production companies), which in turn, may result in a decrease in demand for offshore support vessel services.

Challenging Macroeconomic Conditions

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit and reductions in our customers’ income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations, and seaborne refugee issues) can have a material negative effect on our business, revenues and profitability.

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

Potential Overcapacity in the Offshore Marine Industry

Over the past decade, as offshore exploration and production activities increasingly focused on deepwater exploration, field development and production, offshore service companies, such as ours, constructed specialized offshore vessels that are capable of supporting complex deepwater and deep well (defined by well depth rather than water depth) projects that are generally located in challenging environments. During this time, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and also when vessels migrate between markets. The company has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet, which has necessitated the company’s new vessel construction programs, appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K.

The offshore support vessel market has approximately 540 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (420 vessels), on order or planned as of April 2015, which are expected to be delivered to the worldwide offshore support vessel market primarily over the next two years, according to IHS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 3,270 vessels, according to the same source. An increase in vessel capacity without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

In addition, the provisions U.S. shipping laws restricting engagement of U.S. coastwise trade to vessels controlled by U.S. citizens may from time to time be circumvented by foreign competitors that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. A repeal, suspension or significant modification of U.S. shipping laws, or the administrative erosion of their benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, could also result in excess vessel capacity and increased competition, especially for our vessels that operate in North America.

Vessel Construction and Maintenance

The company has a number of vessels currently under construction, and it may construct additional vessels in response to future market conditions. In addition, the company routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance services. Construction projects and drydockings are subject to risks of delays and cost overruns, resulting from shortages and/or delivery delays in regards to equipment, materials and skilled labor, including third-party service technicians. In addition, the cost, timing and duration of drydockings and repairs and maintenance can be negatively impacted by lack of shipyard availability, unforeseen design and engineering problems, work stoppages, weather, financial, labor and other difficulties at shipyards, including the inability to obtain necessary certifications and approvals.

A significant delay in either construction or drydockings of vessels could negatively impact our ability to fulfill contractual commitments. Significant cost overruns or delays for vessels under construction could also adversely affect the company’s financial condition, results of operations or cash flows. The demand for vessels currently under construction may also diminish from levels originally anticipated. If the company fails to obtain favorable contracts for newly constructed vessels, such failure could have a negative impact on the company’s revenues and profitability.

Difficult economic market conditions and/or prolonged distress in credit and capital markets may also hamper the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. In addition, while we seek some form of security to safeguard progress payments made to shipbuilders, there is a risk of insolvency of the shipyards that construct, repair or drydock our vessels, which could adversely affect our new construction or repair programs, and consequently, could adversely affect our financial condition, results of operations or cash flows.

Operating Internationally

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the United States, some of which risks have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country (please refer to Item 7 in this Annual Report on Form 10-K and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our Venezuelan operations regarding vessel seizures and Item 1 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for a discussion of our Sonatide joint venture in Angola), including enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit, retain or obtain work visas for managers of international operations; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the United States; and import/export quotas and restrictions or other trade barriers, most of which are beyond the control of the company.

The company is also subject to acts of piracy and kidnappings that put its assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, the company is particularly vulnerable to these kinds of unlawful activities. Although the company takes what it considers to be prudent measures to protect its personnel and assets in markets that present these risks, it has confronted these kinds of incidents in the past, and there can be no assurance it will not be subjected to them in the future.

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

Risks Inherent in Acquiring Businesses

Acquisitions have been and we believe will continue to be, an element of our business strategy. We cannot assure that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness or issue equity to finance future acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition, and any equity issuance could have a dilutive impact on our stockholders. We cannot be certain that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results. In addition, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business.

Entry into New Lines of Business

Historically, the company’s operations and acquisitions focused primarily on offshore marine vessel services for the oil and gas industry. We have recently expanded our capability to provide subsea services through the acquisition of employees with specialized subsea skills and ROVs. The company may expand its subsea capabilities further and enter into additional lines of business. Entry into, or further development of, lines of business in which the company has not historically operated may expose us to business and operational risks that are different from those we have experienced historically. Our management may not be able to effectively manage these additional risks or implement successful business strategies in new lines of business. Additionally, our competitors in these lines of business may possess substantially greater operational knowledge, resources and experience than the company.

Doing Business through Joint Venture Operations

The company operates in several foreign areas through a joint venture with a local company, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Part 1, Item 1 and Part 1, Item 3 in this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola and our joint venture in Nigeria, respectively.

International Operations Exposed to Currency Devaluation and Fluctuation Risk

Since we are a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies which are not easily traded and may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars and, when feasible, the company attempts to not maintain large, non-U.S. dollar-denominated cash balances. In addition, the company attempts to minimize the financial impact of these risks by matching the currency of the company’s operating costs with the currency of revenue streams when considered appropriate. We monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. As of March 31, 2015, Sonatide maintained the equivalent of approximately $150 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. Any devaluation in the Angolan kwanza relative to the U.S. dollar will result in foreign exchange losses for Sonatide, a portion of which will be borne by the company as a 49% owner of Sonatide.

Operational Hazards Inherent to the Offshore Marine Vessel Industry

The operation of any offshore marine asset involves inherent risks that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; navigation and operational errors; collisions and property losses to our marine assets; damage to and loss of drilling rigs and production facilities owned by others; war, sabotage, piracy and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments.

These risks present a threat to the safety of our personnel and assets, cargo, equipment under tow and other property, as well as the environment. Any such event may result in a reduction in our revenues, increased costs, property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business. We carry what we consider to be prudent levels of liability insurance, and our vessels and ROVs are generally insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks, but the company does not directly or fully insure for business interruption. Our insurance coverages are subject to deductibles and certain exclusions. Further, we can provide no assurance that our insurance coverages will be available beyond current contractual terms, that we will be able to obtain insurance for all operational risks and that our insurance policies will be adequate to cover future claims that may arise.

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

Our exposure to operating hazards may increase significantly with the expansion of its subsea operations, including through the ownership and operation of ROVs. For example, the company may lose equipment, including ROVs, in the course of our subsea operations. This equipment may be difficult or costly to replace, and such losses may result in work stoppages or the loss of customers. Additionally, many of our subsea operations will be performed on or near existing oil and gas infrastructure. These operations may expose us to new or increased liability relating to explosions, blowouts and cratering; mechanical problems, including pipe failure; and environmental accidents, including oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas, brine or well fluids, or other discharges of toxic gases or other pollutants.

While we maintain insurance protection against some of these risks, and seeks to obtain indemnity agreements from our customers requiring the customers to hold the company harmless from some of these risks, the company’s insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to the company could materially and adversely affect our results of operations and financial condition. Additionally, while we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which the company operates.

Compliance with the Foreign Corrupt Practices Act and Similar Worldwide Anti-Bribery Laws

Our global operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by local partners or agents even though these partners or agents may themselves not be subject to the FCPA. Any determination that we have violated the FCPA (or any other applicable anti-bribery laws in countries in which the company does business) could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows.

Compliance with Complex and Developing Laws and Regulations

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard and the United States Customs and Border Protection and their foreign equivalents and to standards imposed by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association.

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

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernible even to experienced and proactive participants. Further, these laws, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation, sometimes with retroactive effect, and with associated taxes, fees, fines or penalties sought from the company based on that reinterpretation or retroactive effect. While the company endeavors to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of, or conditions caused by, others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

In order to meet the continuing challenge of complying with applicable laws and regulations in jurisdictions where it operates, several years ago we revitalized and strengthened our compliance training, making available and using a worldwide compliance reporting system and performing compliance auditing/monitoring. We appointed our general counsel as our chief compliance officer in fiscal 2008 to help organize and lead these compliance efforts. This strengthened compliance program may from time to time identify past practices that need to be changed or remediated. Such corrective or remedial measures could involve significant expenditures or lead to changes in operational practices that could adversely affect the company’s financial condition, results of operations or cash flows.

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

Approximately 88% of the company’s revenues and a majority of the company’s net income are generated by its operations outside of the United States. The company’s effective tax rate has averaged approximately 20% since fiscal 2006, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the U.S. income earned offshore through our controlled foreign subsidiaries.

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

Compliance with Environmental Regulations

A variety of regulatory developments, proposals and requirements have been introduced (and in some cases enacted) in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Any such regulations could result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for the company’s offshore support vessels, ROVs and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, increased regulation of environmental emissions may create greater incentives for use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) has awarded subsidiaries of the company more than $62 million in compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($13.9 million as of March 13, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration.

As previously reported by the company, on February 16, 2010, Tidewater and certain of its subsidiaries (collectively, the “Claimants”) filed with ICSID a Request for Arbitration against Venezuela. In May 2009, Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela, took possession and control of (a) eleven of the Claimants’ vessels that were then supporting PDVSA operations in Lake Maracaibo, (b) the Claimants’ shore-based headquarters adjacent to Lake Maracaibo, (c) the Claimants’ operations in Lake Maracaibo, and (d) certain other related assets. In July 2009, Petrosucre, S.A., a subsidiary of PDVSA, took possession and control of the Claimants’ four vessels, operations, and related assets in the Gulf of Paria. It was Tidewater’s position that, through those measures, Venezuela directly or indirectly expropriated the Claimants’ Venezuela investments, including the capital stock of the Claimants’ principal operating subsidiary in Venezuela. As a result of the seizures, the lack of further operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation the company might collect in the future, the company recorded a charge during the year ended March 31, 2010 to write off substantially all of the assets associated with the company’s Venezuelan operations.

The Claimants alleged in the Request for Arbitration that the measures taken by Venezuela against the Claimants violated Venezuela’s obligations under the BIT and rules and principles of Venezuelan law and international law. In the first phase of the case, the tribunal addressed Venezuela’s objections to the tribunal’s jurisdiction over the dispute. On February 8, 2013, the tribunal issued its decision on jurisdiction and found that it had jurisdiction over the claims under the BIT, including the claim for compensation for the expropriation of Tidewater’s principal operating subsidiary, but that it did not have jurisdiction based on Venezuela’s investment law. The practical effect of the tribunal’s decision was to exclude from the ICSID arbitration proceeding the Claimants’ claims for expropriation of the fifteen vessels described above. While the tribunal determined that it did not have jurisdiction over the claim for the seizure of the fifteen vessels, Tidewater received during fiscal 2011 insurance proceeds for the insured value of those vessels (less an additional premium payment triggered by those proceeds).

The Company will take appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. The Company notes that Venezuela may seek annulment of the award and other post-award relief under the ICSID Convention and may seek a stay of enforcement of the award while those post-award remedial proceedings are pending. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award relief may be sought by Venezuela, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of March 31, 2015.

Nana Tide Sinking

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not certain. The NANA TIDE was raised and recovered in early February 2014. On November 3, 2014, the NANA TIDE departed DRC waters after receiving proper clearances. The NANA TIDE was towed to a scrapping facility in a nearby country and sold for scrap in December 2014.

Beginning in 2013 and through 2014, the company received correspondence from various DRC agencies fining the company or otherwise requesting the company to pay amounts aggregating several million dollars. The company vigorously opposed these fines/requests. Based on more recent DRC agency correspondence, the company believes that those DRC agencies will not seek to collect the majority of those fines or otherwise require the majority of those payments to be made. To the extent any amounts remain at issue with DRC agencies, the company believes they aggregate less than $1 million. Given the changing position of the DRC agencies and the fact that the company is still evaluating the legal basis for any remaining claims, the company has not concluded that any potential liability is both probable and reasonably estimable and thus no accrual been recorded as of March 31, 2015.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements. On or about December 30, 2014, the company received notice that the

Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol “TDW.” At March 31, 2015, there were 681 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2015 (last business day of the month) was $19.14. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31

Fiscal 2015 common stock prices:
High	$ 56.95	$ 56.46	$ 40.05	$ 33.82
Low	47.41	38.96	28.40	18.85
Dividend	.25	.25	.25	.25

Fiscal 2014 common stock prices:
High	$ 61.57	$ 62.25	$ 63.20	$ 60.46
Low	46.90	53.11	54.34	45.51
Dividend	.25	.25	.25	.25

Issuer Repurchases of Equity Securities

In May 2015, the company’s Board of Directors authorized an extension of its current common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the Company will use its available cash and/or borrowings under its revolving credit facility or other borrowings to fund any share repurchases. As of March 31, 2015, the Company had $100 million remaining authorized under this repurchase program available to repurchase shares. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. At March 31, 2015, $100 million remains available to repurchase shares under the May 2014 share repurchase program.

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

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2015	2014	2013
Aggregate cost of common stock repurchased	$99,999	—	85,034
Shares of common stock repurchased	2,841,976	—	1,856,900
Average price paid per common share	$35.19	—	45.79

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for each of the last three years ended March 31, as follows:

(In thousands, except per share data)	2015	2014	2013
Dividends declared	$49,127	49,973	49,766
Dividend per share	1.00	1.00	1.00

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2010, at closing prices on March 31, 2010, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The Value Line Oilfield Services Group consists of 26 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2010	2011	2012	2013	2014	2015

Tidewater Inc.	100	129.27	118.92	113.54	111.31	45.22
S&P 500	100	115.65	125.52	143.05	174.31	196.51
Peer Group	100	144.71	115.60	124.60	150.28	108.87

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

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2015 (A)	2014 (B)	2013 (D)	2012	2011 (E)
Statement of Earnings Data :
Revenues:
Vessel revenues	$1,468,358	1,418,461	1,229,998	1,060,468	1,051,213
Other operating revenues	27,159	16,642	14,167	6,539	4,175
	$1,495,517	1,435,103	1,244,165	1,067,007	1,055,388

Gain on asset dispositions, net	$9,271	11,722	6,609	17,657	13,228

Goodwill Impairment (C)	$283,699	56,283	—	30,932	—

Loss on early extinguishment of debt	$—	4,144	—	—	—

Restructuring charge	$4,052	—	—	—	—

Operating income (loss)	$(37,181)	201,541	206,232	113,554	139,336

Net earnings (loss)	$(65,190)	140,255	150,750	87,411	105,616

Basic earnings per common share	$(1.34)	2.84	3.04	1.71	2.06

Diluted earnings per common share	$(1.34)	2.82	3.03	1.70	2.05

Cash dividends declared per common share	$1.00	1.00	1.00	1.00	1.00

Balance Sheet Data (at end of period):
Cash and cash equivalents	$78,568	60,359	40,569	320,710	245,720

Total assets	$4,756,162	4,885,829	4,168,055	4,061,618	3,748,116

Current maturities of long-term debt	$10,181	9,512	—	—	—

Long-term debt	$1,524,295	1,505,358	1,000,000	950,000	700,000

Total stockholders’ equity	$2,474,488	2,679,384	2,561,756	2,526,357	2,513,944

Working capital (F)	$386,581	418,528	241,461	455,171	395,558

Current ratio (F)	1.80	2.04	1.91	2.91	3.15

Cash Flow Data:
Net cash provided by operating activities	$358,713	104,617	213,923	222,421	264,206

Net cash used in investing activities	$(231,418)	(403,685)	(413,487)	(315,081)	(569,943)

Net cash (used in) provided by financing activities	$(109,086)	318,858	(80,577)	167,650	328,387

(A)	During fiscal 2015, the company recorded a $23.8 million ($23.8 million after-tax, or $0.51 per common share) non-cash adjustment related to the valuation of deferred tax assets.
(B)

During fiscal 2014, the company incurred transaction costs of $3.7 million ($2.4 million after tax, or $0.05 per common share) related to the purchase of Troms Offshore and a loss on early extinguishment of debt that was issued by Troms Offshore and retired by the company of $4.1 million, ($3 million after tax, or $0.06 per common share).

(C)

During fiscal 2015, 2014 and 2012, the company recorded a $283.7 million ($214.9 million after-tax, or $4.43 per share), a $56.3 million ($43.4 million after-tax, or $0.87 per share) and a $30.9 million ($22.1 million after-tax, or $0.43 per share) non-cash goodwill impairment charge respectively, as disclosed in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(D)

During fiscal 2013, the company recorded a settlement charge of $5.2 million ($3.4 million after tax, or $0.07 per commons share) related to the payment of retirement benefits to a former Chief Executive Officer.

(E)

Fiscal 2011 net earnings includes a $4.4 million, or $0.08 per common share, final settlement with the DOJ and a $6.3 million, or $0.12 per common share, settlement with the Federal Government of Nigeria related to the internal investigation as disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(F)

Working capital and current ratio includes amounts due to and from affiliates, as disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2015 and 2014 and for the years ended March 31, 2015, 2014 and 2013 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Annual Report on Form 10-K is incorporated by reference into this Item 7.

Fiscal 2015 Business Highlights and Key Focus

During fiscal 2015 the company continued to focus on enhancing its competitive advantages and its market share in U.S. and international markets and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that had more limited market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the possible expansion of its fleet of newer vessels and the development of the company’s subsea business, and to withstand the depressed business environment resulting from the precipitous drop in oil prices and E&P spending. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings, maintaining disciplined cost control and identifying potential cost savings that could be realized in the context of lower crude oil prices and reduced spending plans of E&P companies.

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

While the company only committed to the construction or purchase of three deepwater PSVs in early fiscal 2015, we continued to execute our vessel construction program that had begun in calendar year 2000, most notably through the delivery of nine new vessels during fiscal 2015. More broadly, the company’s vessel construction and acquisition program has facilitated the company’s entrance into deepwater markets around the world and allowed the company to begin to replace its non-deepwater towing-supply fleet with fewer, larger, and more technologically sophisticated vessels. The vessel construction and acquisition program was initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world and of meeting deepwater and non-deepwater offshore support vessel requirements of the company’s key customers. In addition to the construction and acquisition of vessels, the company acquired two ultra-deepwater remotely operated vehicles (ROV) during the fourth quarter of fiscal 2015 in order to further enhance the range of offshore services provided to customers.

In recent years, the company has generally funded vessel additions with operating cash flow, together with asset sale proceeds, funds provided by the various private placements of unsecured notes, borrowings under its credit facilities and various leasing arrangements.

The company intends to continue to pursue its fleet modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investment opportunities have the appropriate risk/return-on- investment profile.

At March 31, 2015, the company had commitments to build 24 vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $690.7 million. At March 31, 2015, the company had invested approximately $310.6 million in progress payments towards the construction of these 24 vessels. At March 31, 2015, the remaining expenditures necessary to complete construction of the 24 vessels currently under construction (based on contract prices) was $380.1 million.

In April 2015, the company notified an international shipyard that it was terminating three towing-supply vessel contracts, as a result of late delivery and requested the return of approximately $36 million in aggregate installment payments together with interest on these installments. There was approximately $13 million in remaining expenditures to be made on these three vessels at the time of the termination. In May 2015, the company and another international shipyard that is constructing two of the 275-foot deepwater PSVs came to an agreement that provides the company an option to take delivery of one or both vessels at any time prior to June 30, 2016 or receive the return of installments aggregating $5.7 million per vessel at the end of this period. There were approximately $41 million of remaining costs to be incurred on these two vessels at the time of the agreement. Additionally, a partially constructed fast supply boat under construction in Brazil is experiencing substantial delay. This fast supply boat was originally scheduled to be delivered in September of 2009. Further discussions of these matters are disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The company’s outstanding receivable from Sonatide for work in Angola stabilized in fiscal 2015 and was approximately $420 million at March 31, 2015. The company’s outstanding payable to Sonatide (including commissions payable) was approximately $186 million at March 31, 2015. The company’s outstanding receivable from Sonatide and outstanding payable to Sonatide (including commissions payable) at March 31, 2014 was approximately $430 million and approximately $86 million, respectively. The company has funded net working capital related to Sonatide with debt.

The company has had some success in obtaining contracts that allow for a portion of services to be paid in dollars and has initiated some conversion of kwanzas into dollars. For additional disclosure regarding the Sonatide Joint Venture, refer to Part 1, Item 1, of this Annual Report on Form 10-K. Excluding the goodwill impairment charges taken in fiscal 2015 and fiscal 2014 (net of associated tax benefits), net earnings decreased approximately 19%, or approximately $34 million, during fiscal 2015.

Despite the industry downturn which occurred over the latter half of fiscal 2015, the company’s revenue during fiscal 2015 increased $60.4 million, or 4%, over the revenues earned during fiscal 2014, even in a more challenged business environment, primarily driven by the overall increases in utilization and average day rates experienced in fiscal 2015 due to the increased number of newer and more sophisticated vessels in the company’s fleet. The company’s consolidated net earnings decreased 130%, or $181.6 million during fiscal 2015, as fiscal 2015 net earnings reflect, in part, a $283.7 million non-cash goodwill impairment charge ($214.9 million after-tax, or $4.43 per share) recorded during the third quarter of fiscal 2015 related to the company’s remaining goodwill as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K

The increases in revenues were accompanied by increases in vessel operating costs which increased 5%, or $38.5 million, during fiscal 2015 as compared to fiscal 2014. Crew costs increased approximately 8%, or $31.8 million, during fiscal 2015 as compared to fiscal 2014, primarily because the average size of the vessels that the company operated increased during fiscal 2015 (due to the delivery or acquisition of newer, larger vessels and the disposition of older, smaller vessels) and because of the overall higher cost of personnel necessary to operate the company’s vessels. Supplies and fuel cost increased 15%, or $11.7 million, during the same comparative periods, and is attributable to a greater number of vessels repositioned during fiscal 2015. These increases were partially offset by decreases in repair and maintenance costs of $3.5 million, or 2%, and insurance costs of $1.9 million, or 10% during the same comparative periods.

The company also experienced a 5%, or $7.7 million, increase in depreciation and amortization expense due to the higher costs associated with acquiring and constructing the company’s newer, more sophisticated vessels.

General and administrative expenses increased 1%, or $1.8 million, primarily due to the ramp up of shore-based personnel to support the company’s subsea operations, larger vessel operations in the Americas and Middle East/North Africa regions and the inclusion of Troms’ for a full fiscal year in 2015 versus ten months in fiscal 2014. Additionally, gains on asset dispositions, net, decreased by 21%, or $2.5 million, due a fewer number of vessels sold compared to the prior year as well as a greater amount of impairments of vessels and other assets. The reduction in the number of vessels sold and the increase in impairments during fiscal 2015 was partially offset by an increase in gains recognized related to amortization of deferred gains from sale/leasebacks.

Increases to borrowings, including the revolver and obligations of Troms Offshore, resulted in higher interest and other debt expenses of $6.2 million, or 14%, as disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The overall decrease to pre-tax earnings contributed to a 176%, or $57.7 million decrease to income tax expense.

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

Although it has stabilized in recent weeks, the price of crude oil has declined significantly over the last twelve months, a trend that accelerated sharply in the third fiscal quarter, primarily due to a less optimistic forecast of worldwide economic growth and increased global oil and gas production. In particular, oil and gas production in the U.S. has increased significantly in recent years, but collectively there has been no offsetting production decline in other countries, including OPEC member countries. Some analysts believe that lower oil prices and increased volatility in commodity markets in recent months also reflect the impact of speculators reducing their long positions in futures markets. During the most recent quarter, the global economy experienced modest growth, led by China, the U.S. and India; however, some analysts have scaled back their original growth forecasts as a result of a slower than expected Euro-zone recovery, recent developments in Russia, and continuing geopolitical concerns in the Middle East. The demand for crude oil typically follows economic growth expectations and as analysts have scaled back their economic growth forecasts they have generally revised their worldwide crude oil demand forecasts downward.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for, and the price of, crude oil, which during May 2015, was trading around $60 per barrel for West Texas Intermediate (WTI) crude and around $65 per barrel for Intercontinental Exchange (ICE) Brent crude. The current pricing outlook and recent trend in crude oil prices could adversely affect additional drilling and exploration activity as prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in 2015 E&P spending surveys.

The continuing rise in production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Earlier in the year, natural gas inventories in the U.S. declined from historic highs primarily due to increased consumption during a colder than average winter. More recently, however, natural gas inventories have risen, once again exerting downward pressure on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of conventional or unconventional crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to negatively impact the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services. The impact of lower gas prices in recent years has been most pronounced in our Americas segment and specifically in our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource. In May 2015, natural gas was trading in the U.S. at approximately $2.70 per Mcf.

Certain oil and gas industry analysts have reported in their surveys of estimated 2015 E&P expenditures (both land-based and offshore) that global capital expenditure budgets for E&P companies are forecast to decrease in calendar year 2015 between approximately 5% and 17% from calendar year 2014 levels; however, these analysts recognize that the capital expenditure budgets included in their surveys were based on an approximate $65-$70 WTI average price per barrel of crude oil, with current prices significantly lower and the possibility that actual 2015 oil prices could average well below the prices assumed in their initial capital spending budgets, therefore resulting in even lower expected levels of capital spending in 2015. These surveys also indicate that most E&P companies are assuming an approximate $3.50-$4.00 per Mcf average natural gas price for their 2015 capital budgets. The surveys further note that international capital spending budgets will decrease approximately 2%-15% while North American capital spending budgets are forecast to decrease between 11%-22% as compared to calendar 2014 levels.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also believed to be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered to be less susceptible to short-term fluctuations in the price of crude oil and natural gas though it is possible that the recent pullback in crude oil prices may also cause E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata in April of 2015 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 950 rigs, of which approximately 675 offshore rigs were working as of April 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 950 movable rigs worldwide, approximately 35%, or approximately 320 rigs, are designed to operate in deeper waters. Of the approximately 675 working offshore rigs in April 2015, approximately 235 rigs are designed to operate in deeper waters. As of April 2015, the number of working rigs that are designed to operate in deeper waters was approximately 5% less than the number of deepwater rigs working a year ago. It is further estimated that approximately 40% of the approximate 220 new-build rig total, or approximately 85 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 35% of the approximately 235 deepwater rigs working in April 2015.

Recognizing that 85 newbuild rigs designed to operate in deeper waters represent approximately 35% of the approximate 235 deepwater rigs working in April 2015, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of expected reduced E&P spending.

Investment is also being made in the floating production unit market, with approximately 100 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already installed worldwide, however, given the current economic environment, the risk of cancellation of some new build contracts or the stacking of installed but underutilized rigs increases.

In addition to the relatively stable deepwater drilling activity levels, worldwide shallow-water exploration and production activity has remained stable during the last twelve months. According to IHS-Petrodata, there were approximately 390 working jack-up rigs as of April 2015, which is approximately the same number of jack-up rigs working a year ago. The construction backlog for new jack-up rigs has decreased approximately 15% over the last twelve months to approximately 125 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market and recognizing that 125 newbuild jackup rigs represent 30% of the approximately 390 jack up rigs working in April 2015, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also according to IHS-Petrodata, there are approximately 540 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (420 vessels), on order or planned as of April 2015. Most of the vessels under construction are expected to be delivered to the worldwide offshore vessel market within the next two years.

Also, as of April 2015, the worldwide fleet of these classes of vessels is estimated at approximately 3,270 vessels, of which Tidewater estimates more than 10% are currently stacked or are not being actively marketed by the vessels’ owners.

Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

The worldwide offshore marine vessel industry has a large number of aged vessels, including approximately 650 vessels, or 20%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are already either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. As discussed above, additional vessel demand, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could also be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units.

Excluding the vessels that the company estimates to already be stacked or not actively being marketed by the vessels’ owners, the company estimates that the number of offshore support vessels under construction (420 vessels) represents approximately 12% to 13% of the existing worldwide fleet of these vessels. Excluding all of the 650 vessels that are at least 25 years old, the company estimates that the number of offshore support vessels under construction (420 vessels) represents approximately 16% of the existing worldwide fleet of these vessels.

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for high levels of activity, the recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next two years indicates that there may be, at least in the short-term, a period of potential overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. The delivery of new-build offshore rigs and support vessels currently under construction may further increase the number of technologically sophisticated offshore rigs and support vessels operating worldwide. Crew costs may continue to increase as competition for skilled personnel intensifies, through a weaker offshore energy market should somewhat mitigate the upward trend in crew costs experienced in recent years. Overall labor costs will also be impacted by the company’s operation of remotely operated vehicles (ROVs), which generally require more highly compensated personnel than the company’s existing fleet.

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

(In thousands)	2015	%	2014	%	2013	%
Vessel revenues:
Americas	$505,699	35%	410,731	29%	327,059	27%
Asia/Pacific	150,820	10%	154,618	11%	184,014	15%
Middle East/North Africa	205,787	14%	186,524	13%	149,412	12%
Sub-Saharan Africa/Europe	606,052	41%	666,588	47%	569,513	46%
Total vessel revenues	$1,468,358	100%	1,418,461	100%	1,229,998	100%

Vessel operating costs:
Crew costs	$428,131	29%	396,332	28%	356,165	29%
Repair and maintenance	173,788	12%	177,331	13%	132,587	11%
Insurance and loss reserves	17,683	1%	19,628	1%	20,765	2%
Fuel, lube and supplies	88,272	6%	76,609	5%	79,023	6%
Other	126,494	9%	125,990	9%	104,041	8%
Total vessel operating costs	$834,368	57%	795,890	56%	692,581	56%

The following table compares other operating revenues and costs related to the company’s ROV and related subsea services operations, third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the years ended March 31.

(In thousands)	2015		2014		2013
Other operating revenues	$27,159		16,642		14,167
Costs of other operating revenues	26,505		15,745		12,216

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for each for the fiscal years ended March 31.

(In thousands)	2015	%	2014	%	2013	%
Vessel operating costs:
Americas:
Crew costs	$148,034	29%	122,790	30%	112,339	34%
Repair and maintenance	57,782	12%	49,693	12%	44,798	14%
Insurance and loss reserves	5,095	1%	5,530	1%	5,171	1%
Fuel, lube and supplies	26,792	5%	20,045	5%	19,081	6%
Other	33,494	7%	29,078	7%	23,015	7%
	271,197	54%	227,136	55%	204,404	62%
Asia/Pacific:
Crew costs	$62,660	41%	59,075	38%	69,726	38%
Repair and maintenance	19,582	13%	11,772	8%	10,469	6%
Insurance and loss reserves	2,181	1%	1,691	1%	2,510	1%
Fuel, lube and supplies	11,330	8%	9,370	6%	10,887	6%
Other	8,667	6%	9,824	6%	9,313	5%
	104,420	69%	91,732	59%	102,905	56%
Middle East/North Africa:
Crew costs	$62,517	31%	49,844	27%	39,227	26%
Repair and maintenance	25,228	12%	19,316	10%	11,530	8%
Insurance and loss reserves	3,822	2%	3,138	2%	2,869	2%
Fuel, lube and supplies	14,372	7%	15,780	8%	11,598	8%
Other	15,183	7%	13,145	7%	9,653	7%
	121,122	59%	101,223	54%	74,877	51%
Sub-Saharan Africa/Europe:
Crew costs	$154,920	26%	164,623	25%	134,873	24%
Repair and maintenance	71,196	12%	96,550	14%	65,790	11%
Insurance and loss reserves	6,585	1%	9,269	1%	10,215	2%
Fuel, lube and supplies	35,778	6%	31,414	5%	37,457	7%
Other	69,150	11%	73,943	11%	62,060	11%
	337,629	56%	375,799	56%	310,395	55%
Total vessel operating costs	$834,368	57%	795,890	56%	692,581	56%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31.
(In thousands)	2015	%	2014	%	2013	%
Vessel operating profit:
Americas	$122,988	8%	90,936	6%	40,318	3%
Asia/Pacific	11,541	1%	29,044	2%	43,704	4%
Middle East/North Africa	37,258	3%	42,736	3%	39,069	3%
Sub-Saharan Africa/Europe	122,169	8%	136,092	10%	129,460	10%
	293,956	20%	298,808	21%	252,551	20%
Other operating loss	(8,022)	(1%)	(1,930)	(<1%)	(833)	(<1%)
	285,934	19%	296,878	21%	251,718	20%

Corporate general and administrative expenses	(40,621)	(3%)	(47,703)	(4%)	(48,704)	(4%)
Corporate depreciation	(4,014)	(<1%)	(3,073)	(<1%)	(3,391)	(<1%)
Corporate expenses	(44,635)	(3%)	(50,776)	(4%)	(52,095)	(4%)

Gain on asset dispositions, net	9,271	<1%	11,722	1%	6,609	1%
Goodwill impairment	(283,699)	(19%)	(56,283)	(4%)	—	—
Restructuring charge	(4,052)	(<1%)	—	—	—	—
Operating income (loss)	(37,181)	(3%)	201,541	14%	206,232	17%
Foreign exchange gain	8,678	1%	1,541	<1%	3,011	<1%
Equity in net earnings of unconsolidated companies	10,179	1%	15,801	1%	12,189	1%
Interest income and other, net	1,927	<1%	2,123	<1%	3,476	<1%
Loss on early extinguishment of debt	—	—	(4,144)	(<1%)	—	—
Interest and other debt costs	(50,029)	(3%)	(43,814)	(3%)	(29,745)	(2%)
Earnings (loss) before income taxes	$(66,426)	(4%)	173,048	12%	195,163	16%

Fiscal 2015 Compared to Fiscal 2014

Consolidated Results.    Despite the decrease in day rates and utilization towards the end of fiscal 2015, the company’s revenue increased $60.4 million, or 4%, over the revenues earned during fiscal 2014 and were primarily attributable to increases in demand in certain markets and the additions of new vessels delivered or acquired during the current fiscal year. The company’s consolidated net earnings decreased 130%, or $181.6 million during fiscal 2015 largely due to a $283.7 million non-cash goodwill impairment charge ($214.9 million after-tax, or $4.43 per share) recorded during the third quarter of fiscal 2015 as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Excluding the goodwill impairment charges taken in fiscal 2015 and fiscal 2014 (net of associated tax benefits), net earnings decreased approximately 19%, or approximately $34 million, during fiscal 2015.

Vessel operating costs increased 5%, or $38.5 million, during fiscal 2015 as compared to fiscal 2014. Crew costs increased approximately 8%, or $31.8 million, during fiscal 2015 as compared to fiscal 2014, primarily because of the new vessels delivered or acquired in the current fiscal year and the overall higher cost of personnel. Fuel, lube and supplies costs increased 15%, or $11.7 million, during fiscal 2015 as compared to fiscal 2014, primarily due to the repositioning of vessels to areas with more attractive contract opportunities.

Depreciation and amortization expense increased 5%, or $7.7 million, in fiscal 2015 as compared to fiscal 2014 due to delivery of additional new vessels into the fleet and the higher acquisition/construction costs of the company’s newer, more sophisticated vessels. General and administrative costs increased 1%, or $1.8 million, primarily due to the ramp up of shore-based personnel to support the company’s subsea operations and vessel operations in the Americas and Middle East/North Africa regions and the inclusion of Troms’ administrative related costs for a full fiscal year.

Interest and other debt costs also increased $6.2 million, or 14%, due to an increase in borrowings during fiscal 2015. The overall decrease to pre-tax earnings and a decrease in the effective tax rate, contributed to a 103%, or $33.9 million decrease to income tax expense. The decrease in the effective tax rate for the year ended March 31, 2015 as compared to the year ended March 31, 2014 is primarily due to a $17.8 million valuation allowance recorded against the company’s net deferred tax assets. Cumulative losses in recent years and losses expected in the near term result in it being more likely than not that the net deferred tax assets will not be realized in the foreseeable future. A $283.7 million goodwill impairment charge, of which $45.2 million was non-deductible for U.S. income tax purposes, further decreased the effective tax rate for the year ended March 31, 2015.

At March 31, 2015, the company had 279 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 9.5 years. At March 31, 2015, the average age of 254 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 7.7 years. The remaining 25 vessels, of which 9 are stacked at fiscal year-end, have an average age of 28.4 years.

During fiscal 2015 and 2014, the company’s newer vessels generated $1,419 million and $1,342 million, respectively, of consolidated vessel revenue and accounted for 97%, or $615.1 million, and 96%, or $602.2 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs during fiscal 2015 and 2014 for the company’s new vessels excludes depreciation expense of $170.3 million and $152.9 million, and vessel operating lease expense of $28.3 million and $21.9 million respectively.

Americas Segment Operations.    Vessel revenues in the Americas segment increased approximately 23%, or $95 million, during fiscal 2015 as compared to fiscal 2014, primarily due to higher revenues earned on both the deepwater and towing-supply vessel classes. Revenues from the deepwater vessel class increased 34%, or $89.5 million, during the same comparative periods, due to a nine percentage point increase in utilization, and due to an increased number of deepwater vessels operating in the region as a result of newly delivered vessels and vessels transferred into the Americas region from other regions primarily as a result of the increased demand for deepwater drilling services in Brazil and the U.S. GOM during fiscal 2015. Revenues from the towing-supply vessels increased 9%, or $10 million, during the same comparative periods, due to an increase in utilization of 16 percentage points.

Within the Americas segment, the company continued to stack, and in some cases, dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2015, the company had 10 stacked Americas-based vessels. During fiscal 2015, the company stacked seven additional vessels and disposed of six vessels from the previously stacked vessel fleet, resulting in a total of 11 stacked Americas-based vessels as of March 31, 2015.

Operating profit for the Americas segment increased approximately 35%, or $32.1 million, during fiscal 2015 as compared to fiscal 2014, primarily due to higher revenues, which were offset by a 19%, or $44.1 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supplies costs and other vessel costs), an increase in vessel operating lease costs, an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 21%, or $25.2 million, during fiscal 2015 as compared to fiscal 2014, primarily due to an increase in the number of vessels operating in this segment. Repair and maintenance costs increased 16%, or $8.1 million, during the same comparative periods, due to an increase in the number and cost of drydockings performed. Fuel, lube and supplies costs increased 34%, or $6.7 million, during the same comparative periods, due to the mobilization of larger deepwater vessel into the region. Other vessel costs increased 15%, or $4.4 million, during the same comparative periods, due to the number of vessel deliveries into the segment during fiscal 2015. Vessel operating lease costs increased 146%, or $12.4 million, during fiscal 2015 as compared to fiscal 2014, due to the increase in the number of vessels operated by the company in the U.S. GOM pursuant to leasing arrangements. Depreciation expense increased 10%, or $4.4 million, during the same comparative periods, due to the increase in the number of deepwater vessels operating in the area, which was partially offset by the disposition of vessels in the Americas segment pursuant to sale/lease transactions. General and administrative expenses increased 5%, or $2 million, during the same comparative periods in order to support the higher levels of activity in the segment during fiscal 2015.

Asia/Pacific Segment Operations.    Vessel revenues in the Asia/Pacific segment decreased approximately 3%, or $3.8 million, during fiscal 2015 as compared to fiscal 2014 primarily due to decreases in revenues from the towing-supply vessel class. Revenues earned on the towing-supply vessels decreased $9.3 million, or 15%, during the same comparative periods, due to a number of towing-supply vessels transferring out of the non-Australia areas within the Asia/Pacific segment to other segments where charter opportunities for this class of vessel are currently considered by the company to be more attractive. The decrease in revenues earned on the towing-supply vessels were offset by an increase in revenues earned on the deepwater vessels. Deepwater vessels revenues increased $6.3 million, or 7%, during the comparative periods, due to a net increase in the number of deepwater vessels operating the in the area, most notably in Australia.

At the beginning of fiscal 2015, the company did not have any stacked Asia/Pacific vessels. During fiscal 2015, the company stacked two vessels and reactivated one stacked vessel, resulting in a total of 1 stacked Asia/Pacific-based vessel as of March 31, 2015.

Operating profit for the Asia/Pacific segment decreased $17.5 million, or 60%, during fiscal 2015 as compared to fiscal 2014, primarily due a $12.7 million, or 14%, increase in vessel operating costs (primarily crew costs, repair and maintenance costs and fuel, lube and supplies costs) and an increase in depreciation expense.

Crew costs increased 6% or $3.6 million, during fiscal 2015 as compared to fiscal 2014, due to increased headcount on vessels manned for certain projects and ramp up of crew work on new contracts in Australia. Repair and maintenance costs increased 66%, or $7.8 million, during the same comparative periods, due to an increase in the number of scheduled drydocks and additional inspections performed to prepare vessels for certain projects (also in Australia). Fuel, lube and supplies costs increased 21%, or $2 million, and depreciation expense increased 7%, or $1.2 million during the same comparative periods, as a result of a larger number of deepwater vessels operating the in region for most of the fiscal year.

Middle East/North Africa Segment Operations.    Vessel revenues in the Middle East/North Africa segment increased approximately 10%, or $19.3 million, during fiscal 2015 as compared to fiscal 2014 primarily due to increases in revenues from the deepwater vessel class. Deepwater vessel revenue increased 28%, or $18.8 million, during the comparative periods, due to an increase in the number of deepwater vessels operating in the segment and a 9% increase in average day rates. Increases in vessel revenues in the Middle East/North Africa segment is primarily the result of increased scale of operations in the Black Sea and offshore Saudi Arabia (which, in turn was primarily driven by an increase in the number of jack up rigs working in these areas).

Increases in dayrates in Middle East/North Africa reflect the transfer of larger, higher specification vessels from other regions into the Middle East/North Africa region and lump sum mobilization fees.

At the beginning of fiscal 2015, the company had one stacked Middle East/North Africa-based vessel. During fiscal 2015, the company stacked two additional vessels and disposed of one vessel previously stacked, resulting in a total of 2 stacked Middle East/North Africa-based vessels as of March 31, 2015.

Operating profit for the Middle East/North Africa segment decreased $5.5 million, or 13%, during fiscal 2015 as compared to fiscal 2014, primarily due to a 20%, or $19.9 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses, which were partially offset by higher revenues.

Crew costs increased 25%, or $12.7 million; other vessel costs increased 16%, or $2 million; and depreciation expense increased 13%, or $3.1 million, during fiscal 2015 as compared to fiscal 2014, primarily due to an increase in the number of vessels operating in the segment. Repair and maintenance costs increased 31%, or $5.9 million, during the same comparative periods, due to an increase in the number of drydockings performed in fiscal 2015 and the outfitting of vessels in preparation for the start of new term contracts. General and administrative expenses increased 21%, or $3.5 million, due to the increase in shore passed personnel, primarily to support a higher level of activity in Saudi Arabia and in the Black Sea.

Sub-Saharan Africa/Europe Segment Operations.    Vessel revenues in the Sub-Saharan Africa/Europe segment decreased approximately 9%, or $60.5 million, during fiscal 2015 as compared to fiscal 2014, primarily due to a decrease in revenues from both the deepwater and towing-supply vessel classes. Revenues earned on the deepwater vessels decreased 11%, or $38.4 million, and revenues earned on the towing-supply vessels decreased 10%, or $22.9 million, during the comparative periods, primarily due to a reduction in the number of vessels in Sub-Saharan Africa due to transfers of vessels from Sub-Saharan Africa (in particular, Angola) to other regions. These decreases were somewhat offset by increases in vessel revenues generated by the company’s European operations driven by the acquisition of Troms Offshore which occurred during fiscal 2014.

At the beginning of fiscal 2015, the company had four stacked Sub-Saharan Africa/Europe-based vessels. During fiscal 2015, the company stacked nine additional vessels, reactivated one vessel and disposed of five vessels from the previously stacked vessel fleet, resulting in a total of seven stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2015.

Operating profit for the Sub-Saharan Africa/Europe segment decreased approximately 10%, or $13.9 million, during fiscal 2015 as compared to fiscal 2014, primarily due to lower revenues, partially offset by a 10%, or $38.2 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs and other vessel costs), a decrease in vessel operating lease costs and a decrease in depreciation expense.

Crew costs decreased 6%, or $9.7 million; other vessel costs decreased 7%, or $4.8 million; and depreciation expense decreased 7%, or $5.6 million, during fiscal 2015 as compared to fiscal 2014, due to a decrease in the number of vessels operating in the segment. Repair and maintenance costs decreased 26%, or $25.4 million, during the same comparative periods, due to a fewer number of drydockings performed during the current period. Vessel operating lease costs decreased 37%, or $4.3 million, during the same comparative periods, as vessels operated under lease arrangements transferred to other segments.

Other Items.    A goodwill impairment charge of $283.7 million was recorded during the quarter ended December 31, 2014. Please refer to the “Goodwill” section of Management Discussion and Analysis of this report for a discussion on the company’s goodwill impairment.

In the fourth quarter of fiscal 2015 the Company’s management initiated a plan to begin reorganizing its operations worldwide as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels. This plan consists of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $4.1 million restructuring charge during the quarter ended March 31, 2015.

Reorganization efforts to date most significantly included the redeployment of vessels from our Australian operation to other international markets where opportunities to profitably operate such vessels are considered more robust. The departure of these vessels from the Australian market and the associated reductions in onshore and offshore staffing resulted in the termination of a number of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreement and in accordance with Australian labor laws.

Insurance and loss reserves expense decreased $1.9 million, or 10%, during fiscal 2015 as compared to fiscal 2014, primarily due to downward adjustments to case-based and other reserves.

Gain on asset dispositions, net during fiscal 2015 decreased $2.5 million, or 21%, as compared to fiscal 2014. This decrease is primarily due to a decrease in the number of vessels sold during the current fiscal year as well as an increase in impairments related to vessels and other assets. Included in gain on asset dispositions, net for fiscal year 2015 are $17.7 million of deferred gain amortization related to sale/leaseback transactions. Also included in gain on asset dispositions, net is a gain related to the reversal of an accrued $3 million liability related to contingent consideration potentially payable to the former owners of Troms Offshore based on the achievement by the Troms operation of certain performance metrics subsequent to the acquisition by the company. The company’s current expectation is that such performance metrics will not be achieved.

The company performed reviews of its assets for impairment during fiscal 2015 and 2014. The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2015	2014
Amount of impairment incurred	$14,525	9,341
Combined fair value of assets incurring impairment	28,509	11,149

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

Vessel operating costs increased 15%, or $103.3 million, during fiscal 2014 as compared to fiscal 2013. Crew costs increased approximately 11%, or $40.2 million, during fiscal 2014 as compared to fiscal 2013, primarily because of the new vessels delivered or acquired in the current fiscal year and the overall higher cost of personnel. Repair and maintenance costs increased 34%, or $44.7 million, during fiscal 2014, because a greater number and higher average cost of drydockings that were performed during fiscal year 2014. Other vessel operating costs increased $21.9 million, or 21%, during the same comparative periods primarily due to an increase in broker fees (primarily in our Sub-Saharan Africa/Europe region) and costs related to an increased number of vessels transferring to and operating in certain other areas (in particular, the Americas and Middle East/North Africa regions).

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

Within the Americas segment, the company stacked, and in some cases, disposed of, vessels that could not find attractive charters. At the beginning of fiscal 2014, the company had 26 Americas-based stacked vessels. During fiscal 2014, the company stacked three additional vessels, reactivated one vessel and disposed of 18 vessels from the previously stacked vessel fleet, resulting in a total of 10 stacked Americas-based vessels as of March 31, 2014.

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

Asia/Pacific Segment Operations.    Vessel revenues in the Asia/Pacific segment decreased approximately 16%, or $29.4 million, during fiscal 2014 as compared to fiscal 2013, primarily due to lower revenues earned on the towing-supply and deepwater vessel classes. Revenues on the towing-supply class decreased $21.6 million, or 26%, and revenues on the deepwater vessel class decreased $7.9 million, or 8%, during the same comparative periods. Decreases in vessel revenue for both vessel classes are attributable to the transfer of vessels to other segments where market opportunities are currently considered to be more attractive. The company believes that the Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. Please refer to the Goodwill disclosure in Item 7 of this Annual Report on Form 10-K for a discussion of a $56.3 million impairment charge related to the Asia/Pacific segment recorded in the quarter ended December 31, 2013.

Within the Asia/Pacific segment, the company also disposed of vessels that could not find attractive charters. At the beginning of fiscal 2014, the company had nine Asia/Pacific-based stacked vessels, all of which were sold during fiscal 2014.

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

Crew costs increased approximately 22%, or $29.8 million, during fiscal 2014 as compared to fiscal 2013, due to an increase in the number of vessels operating in the segment. Additionally, $15.6 million of the increase in crew costs is directly attributable to the June 2013 acquisition of Troms Offshore. Repair and maintenance cost increased 47%, or $30.8 million, during the same comparative periods, due to an increase in the number and cost of major repairs and maintenance and drydockings performed during the current period. Other vessel costs also increased 19%, or $11.9 million, during fiscal 2014 as compared to fiscal 2013, primarily due to commissions paid to brokers, including commissions to unconsolidated joint venture companies. Depreciation expense increased 21%, or $14 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment. General and administrative expenses increased 22%, or $11.5 million, during the same comparative periods, due to increases in administrative payroll in part, related to the acquisition of Troms Offshore.

Other Items.    Insurance and loss reserves expense decreased $1.1 million, or 6%, during fiscal 2014 as compared to fiscal 2013, primarily due to downward adjustments to case-based and other reserves and to additional insurance costs incurred in fiscal 2013 associated with the sinking of a vessel.

Gain on asset dispositions, net during fiscal 2014 increased $5.1 million, or 77%, as compared to fiscal 2013, due, in part, to a $7.9 million gain recognized on the sale of a vessel to an unconsolidated joint venture (a gain was recognized based on the company’s proportional ownership of the joint venture) and a $4.6 million gain recognized on the disposition of the company’s remaining shipyard during fiscal 2014. Also included in gain on asset dispositions, net for fiscal year 2014 are $3.7 million of deferred gain amortization related to sale/leaseback transactions. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed reviews of its assets for impairment during fiscal 2014 and 2013. The table below summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels undergoing major repairs and maintenance and/or in drydock) but do not include vessels owned by joint ventures (10 vessels at March 31, 2015). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS: (In thousands)
Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$82,282	91,403	94,298	85,249	353,232
Towing-supply	29,517	34,387	33,607	27,518	125,029
Other	8,184	8,223	6,649	4,382	27,438
Total	$119,983	134,013	134,554	117,149	505,699
Asia/Pacific fleet:
Deepwater	$24,242	27,675	20,575	22,046	94,538
Towing-supply	15,037	17,338	13,487	7,419	53,281
Other	970	976	984	71	3,001
Total	$40,249	45,989	35,046	29,536	150,820
Middle East/North Africa fleet:
Deepwater	$19,467	19,254	25,615	20,943	85,279
Towing-supply	35,279	28,715	29,441	23,797	117,232
Other	793	868	869	746	3,276
Total	$55,539	48,837	55,925	45,486	205,787
Sub-Saharan Africa/Europe fleet:
Deepwater	$91,691	89,193	81,129	64,302	326,315
Towing-supply	55,436	54,617	52,532	45,739	208,324
Other	18,612	18,303	18,940	15,558	71,413
Total	$165,739	162,113	152,601	125,599	606,052
Worldwide fleet:
Deepwater	$217,682	227,525	221,617	192,540	859,364
Towing-supply	135,269	135,057	129,067	104,473	503,866
Other	28,559	28,370	27,442	20,757	105,128
Total	$381,510	390,952	378,126	317,770	1,468,358

Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$55,032	61,811	72,048	74,859	263,750
Towing-supply	27,670	30,861	30,451	26,073	115,055
Other	7,542	9,257	7,349	7,778	31,926
Total	$90,244	101,929	109,848	108,710	410,731
Asia/Pacific fleet:
Deepwater	$24,292	19,923	20,142	23,834	88,191
Towing-supply	17,722	16,559	15,235	13,114	62,630
Other	942	948	948	959	3,797
Total	$42,956	37,430	36,325	37,907	154,618
Middle East/North Africa fleet:
Deepwater	$15,852	15,732	18,805	16,114	66,503
Towing-supply	24,497	28,763	31,481	31,979	116,720
Other	864	875	872	690	3,301
Total	$41,213	45,370	51,158	48,783	186,524
Sub-Saharan Africa/Europe fleet:
Deepwater	$87,251	106,541	84,866	86,064	364,722
Towing-supply	54,860	56,772	59,789	59,803	231,224
Other	15,106	15,626	18,727	21,183	70,642
Total	$157,217	178,939	163,382	167,050	666,588
Worldwide fleet:
Deepwater	$182,427	204,007	195,861	200,871	783,166
Towing-supply	124,749	132,955	136,956	130,969	525,629
Other	24,454	26,706	27,896	30,610	109,666
Total	$331,630	363,668	360,713	362,450	1,418,461

REVENUE BY VESSEL CLASS - continued:

(In thousands)
Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$36,280	44,747	48,089	49,916	179,032
Towing-supply	34,352	31,109	29,418	25,938	120,817
Other	7,018	6,460	7,025	6,707	27,210
Total	$77,650	82,316	84,532	82,561	327,059
Asia/Pacific fleet:
Deepwater	$25,337	24,592	21,862	24,327	96,118
Towing-supply	25,500	20,229	19,277	19,211	84,217
Other	905	917	918	939	3,679
Total	$51,742	45,738	42,057	44,477	184,014
Middle East/North Africa fleet:
Deepwater	$11,284	12,275	15,407	16,979	55,945
Towing-supply	20,000	18,859	25,870	25,173	89,902
Other	1,166	917	750	732	3,565
Total	$32,450	32,051	42,027	42,884	149,412
Sub-Saharan Africa/Europe fleet:
Deepwater	$62,615	67,696	64,509	78,724	273,544
Towing-supply	49,012	63,548	54,816	58,981	226,357
Other	16,625	18,473	17,102	17,412	69,612
Total	$128,252	149,717	136,427	155,117	569,513
Worldwide fleet:
Deepwater	$135,516	149,310	149,867	169,946	604,639
Towing-supply	128,864	133,745	129,381	129,303	521,293
Other	25,714	26,767	25,795	25,790	104,066
Total	$290,094	309,822	305,043	325,039	1,229,998

UTILIZATION:
Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	88.7%	91.9	87.3	88.3	89.0
Towing-supply	62.7	70.3	74.5	65.7	68.2
Other	69.3	76.9	56.7	50.2	63.3
Total	74.8%	80.9	77.2	73.2	76.5
Asia/Pacific fleet:
Deepwater	70.6%	82.4	66.9	66.6	71.4
Towing-supply	90.7	93.6	76.6	63.2	81.1
Other	100.0	100.0	100.0	7.5	77.2
Total	83.5%	89.6	73.9	62.5	77.2
Middle East/North Africa fleet:
Deepwater	72.1%	80.4	89.3	81.8	81.1
Towing-supply	93.6	71.1	79.6	68.7	78.3
Other	91.9	100.0	100.0	100.0	98.0
Total	87.8%	74.7	83.2	73.7	79.9
Sub-Saharan Africa/Europe fleet:
Deepwater	86.3%	85.5	85.7	76.5	83.7
Towing-supply	75.3	78.5	78.8	71.5	76.0
Other	78.1	71.3	73.3	67.2	72.5
Total	79.5%	77.9	78.7	71.3	76.9
Worldwide fleet:
Deepwater	83.8%	87.0	84.9	80.7	84.1
Towing-supply	78.4	76.2	77.7	68.3	75.2
Other	76.9	73.9	71.0	63.4	71.4
Total	79.8%	79.3	78.6	71.4	77.3

UTILIZATION - continued:

Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	77.8%	72.3	85.3	83.7	80.0
Towing-supply	43.2	49.5	60.9	59.5	51.9
Other	82.2	91.6	78.0	78.4	82.6
Total	60.1%	63.9	73.9	73.2	67.4
Asia/Pacific fleet:
Deepwater	92.7%	80.1	77.2	84.7	83.5
Towing-supply	64.5	73.0	70.6	82.7	71.6
Other	100.0	100.0	100.0	100.0	100.0
Total	72.2%	75.8	73.6	84.1	76.0
Middle East/North Africa fleet:
Deepwater	91.3%	81.2	71.0	71.3	77.6
Towing-supply	72.1	86.1	84.8	88.2	82.8
Other	44.7	81.8	100.0	98.1	73.0
Total	73.3%	84.7	81.7	84.0	80.9
Sub-Saharan Africa/Europe fleet:
Deepwater	79.3%	88.8	83.0	83.1	83.6
Towing-supply	67.6	66.8	73.8	77.9	71.3
Other	70.2	72.5	76.8	89.2	77.1
Total	71.8%	75.0	77.3	83.3	76.7
Worldwide fleet:
Deepwater	81.2%	81.9	81.7	81.9	81.7
Towing-supply	60.8	66.3	72.8	76.6	68.6
Other	71.5	77.3	78.1	87.3	78.5
Total	68.8%	73.2	76.7	80.8	74.7

Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	73.7%	70.7	73.1	80.4	74.4
Towing-supply	53.4	48.2	48.0	41.9	48.0
Other	80.5	72.5	82.4	81.0	79.0
Total	63.3%	58.6	60.9	59.1	60.5
Asia/Pacific fleet:
Deepwater	92.6%	81.2	89.2	83.6	86.8
Towing-supply	54.9	52.2	52.4	54.5	53.5
Other	58.7	100.0	100.0	100.0	85.1
Total	62.5%	58.7	60.5	62.4	61.0
Middle East/North Africa fleet:
Deepwater	93.6%	91.8	89.8	98.6	93.5
Towing-supply	77.2	71.2	80.1	74.7	75.8
Other	42.2	34.5	28.6	29.3	33.7
Total	75.0%	69.9	75.1	73.4	73.3
Sub-Saharan Africa/Europe fleet:
Deepwater	84.1%	83.0	70.3	76.3	78.2
Towing-supply	60.3	67.8	66.9	73.3	66.9
Other	76.6	79.9	77.2	78.7	78.1
Total	71.3%	75.4	71.1	75.9	73.4
Worldwide fleet:
Deepwater	83.1%	79.8	75.2	80.6	79.6
Towing-supply	60.0	59.9	61.1	61.2	60.6
Other	74.2	74.7	74.5	75.2	74.6
Total	68.4%	67.8	67.5	69.4	68.3

AVERAGE DAY RATES:
Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$31,175	31,233	32,612	28,972	30,986
Towing-supply	16,559	17,309	16,890	15,482	16,590
Other	8,856	8,304	9,314	6,777	8,378
Total	$22,443	22,701	24,048	21,830	22,768
Asia/Pacific fleet:
Deepwater	$41,948	39,841	35,821	33,443	37,723
Towing-supply	13,017	14,387	13,664	9,362	12,870
Other	10,658	10,609	10,692	10,609	10,652
Total	$22,066	23,090	21,195	20,252	21,771
Middle East/North Africa fleet:
Deepwater	$25,081	23,078	24,586	22,558	23,816
Towing-supply	13,366	14,171	12,870	12,526	13,242
Other	4,742	4,719	4,723	4,145	4,581
Total	$15,502	16,040	15,918	15,121	15,650
Sub-Saharan Africa/Europe fleet:
Deepwater	$30,414	30,928	28,675	27,239	29,428
Towing-supply	16,867	16,911	16,859	16,600	16,817
Other	5,562	5,937	5,976	5,605	5,771
Total	$17,179	17,628	16,743	15,916	16,905
Worldwide fleet:
Deepwater	$31,061	31,001	30,205	27,942	30,074
Towing-supply	15,261	15,987	15,401	14,460	15,307
Other	6,306	6,523	6,598	5,752	6,316
Total	$18,701	19,415	19,024	17,928	18,792

Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$29,786	31,953	29,779	31,066	30,629
Towing-supply	15,161	15,520	17,247	16,220	16,010
Other	6,965	7,843	7,320	7,868	7,502
Total	$18,977	19,974	21,169	21,718	20,482
Asia/Pacific fleet:
Deepwater	$39,291	37,812	33,937	39,072	37,549
Towing-supply	13,022	12,430	12,687	12,383	12,645
Other	10,353	10,300	10,300	10,661	10,402
Total	$20,749	19,184	19,257	21,550	20,167
Middle East/North Africa fleet:
Deepwater	$21,202	22,195	23,708	20,524	21,913
Towing-supply	12,567	12,440	13,375	13,000	12,862
Other	4,750	4,750	4,738	3,912	4,543
Total	$14,316	14,156	15,358	14,258	14,531
Sub-Saharan Africa/Europe fleet:
Deepwater	$27,514	30,244	28,664	29,158	28,932
Towing-supply	15,386	15,737	15,764	16,542	15,858
Other	4,883	4,779	5,409	5,392	5,136
Total	$15,993	17,206	15,994	15,917	16,282
Worldwide fleet:
Deepwater	$28,572	30,481	28,944	29,730	29,441
Towing-supply	14,338	14,389	15,029	14,982	14,684
Other	5,496	5,651	5,883	5,905	5,741
Total	$16,976	17,603	17,492	17,525	17,405

AVERAGE DAY RATES - continued:

Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$25,829	28,450	28,721	29,480	28,216
Towing-supply	14,135	14,103	13,721	14,330	14,064
Other	5,987	6,094	6,181	6,132	6,097
Total	$15,508	17,012	17,060	17,960	16,861
Asia/Pacific fleet:
Deepwater	$32,225	42,037	35,453	37,370	36,424
Towing-supply	14,229	12,663	12,592	13,976	13,378
Other	9,945	9,972	9,972	10,432	10,079
Total	$19,384	20,109	18,779	21,024	19,789
Middle East/North Africa fleet:
Deepwater	$18,920	18,359	20,710	21,259	19,926
Towing-supply	9,812	9,857	12,020	12,689	11,116
Other	5,056	4,812	4,750	4,628	4,836
Total	$11,325	11,561	13,761	14,583	12,844
Sub-Saharan Africa/Europe fleet:
Deepwater	$22,643	25,235	25,853	26,468	25,056
Towing-supply	13,572	15,721	14,318	14,996	14,684
Other	4,884	5,236	5,054	5,300	5,118
Total	$13,113	14,602	14,053	15,218	14,261
Worldwide fleet:
Deepwater	$24,406	27,102	27,100	27,782	26,626
Towing-supply	13,054	13,705	13,399	14,207	13,580
Other	5,250	5,496	5,407	5,573	5,430
Total	$14,275	15,384	15,286	16,378	15,325

The day-based utilization percentages, average day rates and the average number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) by vessel class and in total for each of the quarters in the years ended March 31:

Fiscal Year 2015	First	Second	Third	Fourth	Year
UTILIZATION:
Deepwater
PSVs	86.8%	88.6	86.1	80.8	85.6
AHTS vessels	83.5	89.0	83.0	84.7	85.1
Towing-supply	84.9	80.8	80.8	71.7	79.6
Other	76.9	73.6	72.6	64.7	72.0
Total	83.7%	82.1	80.9	73.8	80.1

AVERAGE VESSEL DAY RATES:
Deepwater
PSVs	$30,802	30,575	29,929	27,703	29,773
AHTS vessels	34,116	34,937	33,375	30,710	33,315
Towing-supply	15,519	16,235	15,647	14,764	15,568
Other	6,706	6,963	6,925	5,951	6,660
Total	$19,627	20,303	19,765	18,621	19,605

AVERAGE VESSEL COUNT:
Deepwater
PSVs	76	77	79	79	78
AHTS vessels	12	12	12	12	12
Towing-supply	105	105	105	105	105
Other	52	48	46	45	47
Total	245	242	242	241	242

Fiscal Year 2014	First	Second	Third	Fourth	Year
UTILIZATION:
Deepwater
PSVs	84.0%	84.6	82.7	86.1	84.4
AHTS vessels	95.9	87.9	95.8	73.9	88.2
Towing-supply	81.7	85.7	85.5	84.4	84.3
Other	73.3	73.2	81.8	91.8	80.0
Total	81.2%	82.7	84.3	86.0	83.6

AVERAGE VESSEL DAY RATES:
Deepwater
PSVs	$28,689	31,053	29,092	29,735	29,659
AHTS vessels	29,561	28,885	29,141	31,158	29,628
Towing-supply	14,595	14,484	15,144	15,126	14,840
Other	5,843	5,635	6,036	6,126	5,924
Total	$17,955	18,637	18,209	18,287	18,275

AVERAGE VESSEL COUNT:
Deepwater
PSVs	69	73	75	76	73
AHTS vessels	11	11	12	12	11
Towing-supply	103	103	104	105	104
Other	53	52	52	52	52
Total	236	239	243	245	240

Fiscal Year 2013	First	Second	Third	Fourth	Year
UTILIZATION:
Deepwater
PSVs	85.9%	84.6	78.3	82.9	82.8
AHTS vessels	93.7	79.3	81.8	99.0	88.4
Towing-supply	89.3	87.6	86.3	84.8	87.0
Other	78.7	80.3	78.6	79.5	79.3
Total	86.2%	84.7	82.1	83.8	84.2

AVERAGE VESSEL DAY RATES:
Deepwater
PSVs	$24,062	27,224	27,223	27,889	26,652
AHTS vessels	28,908	30,226	30,366	29,779	29,787
Towing-supply	13,663	14,456	13,969	14,490	14,141
Other	5,657	5,868	5,765	6,004	5,823
Total	$15,466	16,660	16,503	17,458	16,526

AVERAGE VESSEL COUNT:
Deepwater
PSVs	55	57	62	67	60
AHTS vessels	11	11	11	11	11
Towing-supply	101	101	102	103	102
Other	50	49	49	48	49
Total	217	218	224	229	222

Vessel Count, Dispositions, Acquisitions and Construction Programs

The average age of the company’s 279 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet at March 31, 2015 is approximately 9.5 years. The average age of 254 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is 7.7 years. The remaining 25 vessels have an average age of 28.4 years. The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2015 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2015	2015	2014	2013
Americas fleet:
Deepwater	38	35	29	23
Towing-supply	29	30	38	50
Other	14	14	14	15
Total	81	79	81	88
Less stacked vessels	11	9	18	25
Active vessels	70	70	63	63
Asia/Pacific fleet:
Deepwater	12	10	8	8
Towing-supply	14	14	19	32
Other	1	1	1	1
Total	27	25	28	41
Less stacked vessels	1	—	4	12
Active vessels	26	25	24	29
Middle East/North Africa fleet:
Deepwater	14	12	11	8
Towing-supply	31	31	30	29
Other	2	2	3	6
Total	47	45	44	43
Less stacked vessels	2	1	1	7
Active vessels	45	44	43	36
Sub-Saharan Africa/Europe fleet:
Deepwater	35	36	41	38
Towing-supply	43	45	56	63
Other	46	47	49	48
Total	124	128	146	149
Less stacked vessels	7	6	9	17
Active vessels	117	122	137	132
Active owned or chartered vessels	258	261	267	260
Stacked vessels	21	16	32	61
Total owned or chartered vessels	279	277	299	321
Vessels withdrawn from service	—	—	1	2
Joint-venture and other	10	11	10	10
Total	289	288	310	333

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

The company had 21, 15 and 51 stacked vessels at March 31, 2015, 2014 and 2013, respectively. Most of the vessels stacked at March 31, 2015 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the fiscal years ended March 31, are as follows:

	2015 (A)	2014 (A)	2013
Number of vessels disposed by vessel type:
Deepwater:
AHTS vessels	1	—	—
PSVs	1	3	1
Towing-supply:
AHTS vessels	—	27	15
PSVs	9	12	8
Other	2	6	8
Total	13	48	32

Number of vessels disposed by segment:
Americas	7	19	2
Asia/Pacific	—	9	8
Middle East/North Africa	1	8	3
Sub-Saharan Africa/Europe	5	11	19
Vessels withdrawn from service	—	1	—
Total	13	48	32

(A)

Excluded from fiscal 2015 and 2014 vessel dispositions are 6 and 10 vessels, respectively that were sold and leased back by the company as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Vessel and Other Deliveries and Acquisitions

The table below summarizes the number of vessels and ROVs added to the company’s fleet during the fiscal years ended March 31 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2015 (A)	2014 (B)	2013 (C)
Deepwater:
AHTS vessels	—	1	—
PSVs	9	10	13
Towing-supply:
AHTS vessels	—	—	2
PSVs	—	2	1
Other:
Crewboats	—	2	2
Total number of vessels added to the fleet	9	15	18
Total remotely operated vehicles	2	6	—

(A)

Excluded from fiscal 2015 vessel deliveries and acquisitions is one deepwater class PSV that was originally sold to a third party and leased back in fiscal 2010. The company elected to repurchase this vessel from its lessor during fiscal 2015 as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Fiscal 2015.    The company took delivery of nine newly-built deepwater PSVs. Two 246-foot deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.8 million. Five 275-foot deepwater PSVs were constructed at two international shipyards for a total cost of $144.9 million. One 268-feet deepwater PSV was constructed at another international shipyard for a total cost of $38.4 million. One 261-feet deepwater PSV was constructed at a U.S. shipyard for a total cost of $49.8 million. The company also acquired two ROVs for a total cost of $12.4 million.

In addition to the 11 vessel and ROV deliveries noted above, we acquired one additional deepwater class PSV during fiscal 2015 which had been sold and leased back during fiscal 2006. The company elected to repurchase this vessel from the lessor for a total cost of $11.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2014.    The company took delivery of six newly-built vessels and acquired nine vessels from third parties. Two of the delivered vessels are deepwater PSVs, which are both 303-feet in length. The 303-feet PSVs were constructed at a U.S. shipyard for a total aggregate cost of $123.3 million. The company also took delivery of two towing-supply PSVs, of which one is 220-feet in length, and one is 217-feet in length. These two vessels were constructed at an international shipyard for a total aggregate cost of $51.4 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6 million. In addition, the company acquired from third parties, two 290-feet deepwater PSVs for a total cost of $93.9 million and a 247-feet deepwater AHTS vessel for $29 million. The company also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. The purchase price allocated to these four vessels totals an aggregate $234.9 million. Two Troms vessel construction projects (related to a 270-foot, deepwater PSV and a 310-foot, deepwater PSVs) were also completed in fiscal 2014 for a total cost of $112.4 million. The company also acquired six ROVs for a total cost of $31.9 million.

In addition to the 21 vessels and ROV deliveries noted above, we acquired two additional deepwater class PSVs and six towing-supply class PSVs during fiscal 2014 which had been sold and leased back during fiscal 2008 and fiscal 2010. The company elected to repurchase these vessels from the lessors for an aggregate total of $78.8 million. Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2013.    The company took delivery of eleven newly-built vessels and acquired seven vessels from third parties. Seven of the delivered vessels are deepwater PSVs, six of which are 286-feet in length and one is 249-feet in length. The six 286-feet PSVs were constructed at an international shipyard for a total aggregate cost of $175.9 million. The 249-feet PSV was built at a different international shipyard for $19.2 million. The company also took delivery of two towing-supply class vessels that have 8,200 brake horse power (BHP). These two vessels were constructed at an international shipyard for a total aggregate cost of $47.6 million. The company also took delivery of two waterjet crewboats that were built at an international shipyard for $6 million. In addition, the company acquired six deepwater PSVs for a total cost of $170 million (which range between 220-feet to 250-feet in length) and one towing-supply class PSV for a total cost of $13 million.

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

Vessel and Other Commitments at March 31, 2015

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of March 31, 2015:

(In thousands)	Number of Vessels/ROVs	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 03/31/15	Remaining Balance 03/31/15
Towing-supply:
7,145 BHP (A)	6	International	5/2015 - 7/2016	$105,804	79,297	26,507
Deepwater:
261-foot PSV	6	International	10/2015 – 9/2016
268-foot PSV	1	International	4/2015
275-foot PSV (B)	5	International	5/2015 – 8/2015
292-foot PSV	1	International	5/2016
300-foot PSV	2	United States	9/2015, 1/2016
310-foot PSV	2	United States	11/2015, 2/2016
Total Deepwater PSVs	17			576,847	223,301	353,546
Other:
Fast supply boat	1	International	—	8,014	8,014	—
Total commitments	24			$690,665	310,612	380,053

(A)

In April 2015, the company cancelled the construction contracts for three towing-supply vessels. The accumulated carrying value of costs incurred through March 31, 2015 and the remaining costs to be incurred on these three vessels at the time of termination was approximately $40 million and $13 million, respectively.

(B)

Two different international shipyards are constructing three and two 275-foot PSVs, respectively. In May 2015, the company and the Chinese shipyard that is constructing two 275-foot deepwater PSVs came to an agreement that provides the company an option to take delivery of one or both vessels at any time prior to June 30, 2016, or receive the return of installments aggregating $5.7 million per vessel at the end of this period. The agreement requires the shipyard to maintain/extend the Bank of China refundment guarantees that secure the return of milestone payments made to date. The accumulated carrying value of costs incurred through March 31, 2015 and the remaining costs to be incurred on these two vessels at time of the agreement was approximately $14 million and $41 million, respectively.

On April 23, 2015, the company notified the international shipyard constructing the six 7,145 BHP towing-supply-class vessels that it was terminating the first three of the six towing-supply vessels as a result of late delivery and requested the return of $36.1 million in aggregate installment payments together with interest on these installments, or all but approximately $1 million of the carrying value of the accumulated costs through March 31, 2015. In May 2015, the company made a demand on the Bank of China refundment guarantees that secure the return of these installments. It is uncertain whether this shipyard or the Bank of China will contest the return of these installments. There was an aggregate $12.7 million in estimated remaining costs to be incurred on these three vessels at the time of the termination.

After March 31, 2015, the company entered into negotiations with the Chinese shipyard constructing two of the 275-foot deepwater PSVs to resolve issues associated with the delivery of these vessels. In May 2015, the parties settled these issues to their mutual satisfaction. (While the settlement is subject to the issuance by the Bank of China of modified refundment guarantees, the company believes this condition will likely be satisfied.) Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1.0 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million remaining payment per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels will continue to be secured by Bank of China refundment guarantees.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2015. The company had committed and invested $8 million as of March 31, 2015.

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

Vessel Commitments Summary at March 31, 2015

The table below summarizes by vessel class and vessel type the number of vessels that were expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/15	09/15	12/15	03/16	06/16	Thereafter
Deepwater PSVs (A)	4	3	3	3	2	2
Towing-supply vessels (A)	1	1	1	1	1	1
Other	—	—	—	—	—	1
Totals	5	4	4	4	3	4

(In thousands)
Expected quarterly cash outlay	$179,583	81,076	32,522	23,791	48,123	14,958	(B)

(A)

In April 2015, the company cancelled the construction contracts for three towing-supply vessels. There were approximately $13 million of remaining costs to be incurred on these three vessels at the time of termination. In May 2015, the company and the Chinese shipyard that is constructing two 275-foot deepwater PSVs came to an agreement that provides the company an option to take delivery of one or both vessels at any time prior to June 30, 2016 or receive the return of installments aggregating $5.7 million per vessel at the end of this period. There were approximately $41 million of remaining costs to be incurred on these two vessels at the time of the agreement.

(B)	The $15 million of ‘Thereafter’ vessel construction obligations are expected to be paid out during the remaining quarters of fiscal 2017.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. In recent years, the company has funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The company has $380.1 million in unfunded capital commitments associated with the 24 vessels currently under construction at March 31, 2015.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consist of the following components:

(In thousands)	2015	%	2014	%	2013	%
Personnel	$115,450	8%	109,943	8%	109,058	9%
Office and property	29,219	2%	27,121	2%	26,270	2%
Sales and marketing	11,839	1%	11,645	1%	9,819	1%
Professional services	20,381	1%	29,035	1%	19,510	1%
Other	12,930	1%	10,232	1%	10,952	1%
	$189,819	13%	187,976	13%	175,609	14%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the years ended March 31 were as follows:

(In thousands)	2015	%	2014	%	2013	%
Vessel operations	$144,495	76%	137,741	74%	124,132	71%
Other operating activities	4,703	2%	2,532	1%	2,773	1%
Corporate	40,621	22%	47,703	25%	48,704	28%
	$189,819	100%	187,976	100%	175,609	100%

General and administrative expenses were higher by approximately 1%, or $1.8 million, during fiscal 2015 as compared to fiscal 2014. Increases in administrative payroll, other general and administrative costs and office and property costs of $5.5 million, $2.7 million and $2.1 million respectively, were partially offset by decreases in professional services of $8.7 million. Incremental increases in personnel, office and property, other and sales and marketing costs are primarily related to the ramp up of shore-based personnel to support the company’s subsea operations and vessel operations in the Americas and Middle East/North Africa regions and the inclusion of Troms’ administrative related costs for a full year versus ten months in fiscal 2014. Additionally, professional services costs were higher during fiscal 2014 year due to legal fees associated with arbitration activities related to our historical operations in Venezuela, the administration of a subsidiary company based in the United Kingdom and transaction costs related to the acquisition of Troms offshore.

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

Availability of Cash

At March 31, 2015, the company had $78.6 million in cash and cash equivalents, of which $57.1 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany receivables due from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s credit facilities provide the company, in our opinion, with sufficient liquidity to meet our near and longer term requirements, including payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

Indebtedness

Revolving Credit and Term Loan Agreement

In May 2015, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2019 (the “Maturity Date”) and provides for a $900 million, five-year credit facility (“credit facility”) consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

In June 2013, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2018 and provides for a $900 million, five-year credit facility consisting of a (i) $600 million revolving credit facility and a (ii) $300 million term loan facility (“term loan”).

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

The company had $300 million in term loan borrowings and $20 million of revolver borrowings outstanding at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates). The company had $580 million available under the revolver at March 31, 2015.

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

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.4	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	516,879	520,979

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.6	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	167,910	168,653

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

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.6	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	431,296	436,254

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2015 and 2014, is an after-tax loss of $1.8 million ($2.6 million pre-tax), and $2.4 million ($3.7 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

Notes totaling $42.5 million will mature in December 2015 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with borrowings under its credit facility.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	0.3	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding	35,197	36,018

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

Notes totaling $35 million will mature in July 2015 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with borrowings under its credit facility.

Troms Offshore Debt

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for total rate of 4.22%).

In March 2015, Troms Offshore entered into a $29.5 million, 12 year unsecured borrowing agreement which matures in January 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.21%). As of March 31, 2015, $29.5 million is outstanding under this agreement.

In January 2014, Troms Offshore entered into a 300 million NOK, 12 year unsecured borrowing agreement which matures in January 2026 and is secured by a company guarantee. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%). As of March 31, 2015, 275 million NOK (approximately $34.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and to replace the vessel security with a company guarantee. As of March 31, 2015, 161.9 million NOK (approximately $20.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 35 million NOK denominated borrowing agreement with a shipyard which had one payment of 15 million NOK repaid in May 2014 and the remaining 20 million NOK maturity will be repaid in May 2015. In June 2013, Troms Offshore entered into a 25 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of March 31, 2015 45 million NOK (approximately $5.6 million) is outstanding under these agreements.

Troms Offshore had 45 million NOK, or approximately $5.6 million, outstanding in floating rate debt at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 436.9 million NOK, or $54.4 million, of outstanding fixed rate debt at March 31, 2015, which has an estimated fair value of 435 million NOK, or $54.1 million as well as $29.5 million, of U.S. dollar denominated outstanding fixed rate debt at March 31, 2015, which has an estimated fair value of $29.5 million. These estimated fair values are based on Level 2 inputs.

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

For additional disclosure regarding the company’s debt, refer to Note 5 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Interest and debt costs incurred, net of interest capitalized	$50,029	43,814	29,745
Interest costs capitalized	13,673	11,497	10,602
Total interest and debt costs	$63,702	55,311	40,347

Total interest and debt costs incurred during fiscal 2015 were higher than those incurred during fiscal 2014 due primarily to a full fiscal year of interest charges related to the 300 million NOK borrowing agreement which was funded in January of 2014 and increased revolver borrowings during fiscal 2015.

Total interest and debt costs incurred during fiscal 2014 were higher than those incurred during fiscal 2013 due to the issuance of $500 million senior notes during fiscal 2014, the inheritance of Norwegian Kroner denominated debt obligations owed by Troms Offshore when it was acquired by the company in June 2013, the funding of approximately $50 million in additional NOK denominated notes in January 2014, and higher commitment fees on the unused portion of the company’s credit facilities.

Share Repurchases

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s share repurchase programs for the years ended March 31, 2015, 2014 and 2013.

Dividends

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s dividends declared for the years ended March 31, 2015, 2014 and 2013.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the years ended March 31, is as follows:

(In thousands)	2015	Change	2014	Change	2013
Net earnings	$ (65,349)	(205,604)	140,255	(10,495)	150,750
Depreciation and amortization	175,204	7,724	167,480	20,181	147,299
Benefit for deferred income taxes	(72,389)	(37,680)	(34,709)	(22,976)	(11,733)
Gain on asset dispositions, net	(9,271)	2,451	(11,722)	(5,113)	(6,609)
Goodwill impairment	283,699	227,416	56,283	56,283	—
Changes in operating assets and liabilities	(83,011)	(127,174)	44,163	73,038	(28,875)
Changes in due to/from affiliate, net	108,588	369,263	(260,675)	(204,598)	(56,077)
Other non-cash items	21,242	17,700	3,542	(15,626)	19,168
Net cash provided by operating activities	$ 358,713	254,096	104,617	(109,306)	213,923

Cash flows from operations increased $254.1 million, or 243%, to $358.7 million, during fiscal 2015 as compared to $104.6 million during fiscal 2014, due primarily to a reversal of the significant growth during fiscal 2014 to a decrease during fiscal 2015 in the net due to/from affiliate balance. These increases were partially offset by a $127.2 million decrease in cash flow from changes in operating assets and liabilities (primarily due to the increase in trade receivables of $43.5 million and the decrease in accounts payable and accrued expenses of $34.4 million), and a decrease in the benefit for deferred income taxes. The decrease in due to/from affiliate is attributable to improved collections from our Angolan operation and growth in the due to affiliate balance, which is included within our Sub-Saharan Africa/Europe segment. For additional disclosure regarding the Sonatide Joint Venture, refer to Part 1, Item 1, of this Annual Report on Form 10-K.

Cash flows from operations decreased $109.3 million, or 51%, to $104.6 million, during fiscal 2014 as compared to $213.9 million during fiscal 2013, due primarily to changes in net operating assets and liabilities; most significantly, an increase in net amounts due from affiliate of $260.7 million. This increase in net amounts due from affiliates for the period ending March 31, 2014, is attributable to our Angolan operation, which is included within our Sub-Saharan Africa/Europe segment. Changes in local laws in Angola have resulted in key customers making payments for goods and services into local bank accounts of an unconsolidated affiliate beginning in the third quarter of fiscal 2013 and the deferral of our billing certain customers for vessel charters beginning in the second quarter of fiscal 2014. For additional disclosure regarding the Sonatide Joint Venture, refer to Part 1, Item 1, of this Annual Report on Form 10-K.

Investing Activities

Net cash used in investing activities for the years ended March 31, is as follows:

(In thousands)	2015	Change	2014	Change	2013
Proceeds from sales of assets	$ 8,310	(43,020)	51,330	24,052	27,278
Proceeds from sale/leaseback of assets	123,950	(146,625)	270,575	270,575	—
Additions to properties and equipment	(364,194)	230,501	(594,695)	(154,123)	(440,572)
Payments for acquisition, net of cash acquired	—	127,737	(127,737)	(127,737)	—
Other	516	3,674	(3,158)	(2,965)	(193)
Net cash used in investing activities	$ (231,418)	172,267	(403,685)	9,802	(413,487)

Investing activities for fiscal 2015 used $231.4 million of cash, which is primarily attributed to $364.2 million of additions to properties and equipment partially offset by $124 million in proceeds from the sale/leaseback of vessels. Additions to properties and equipment included $17.9 million in capitalized upgrades to existing vessels and equipment, $326.3 million for the construction and purchase of offshore support vessels, $14.4 million for ROV’s, and $5.6 million in other properties and equipment purchases.

Investing activities for fiscal 2014 used $403.7 million of cash, which is primarily attributed to $594.7 million of additions to properties and equipment as well as $127.7 million used in the Troms Offshore acquisition partially offset by $270.6 million in proceeds from the sale/leaseback of vessels. Additions to properties and equipment included $33.2 million in capitalized upgrades to existing vessels and equipment, $523 million, for the construction and purchase of offshore support vessels (including $62.7 million for the repurchase of vessels under lease agreements), $32.2 million for ROV’s, and $6.3 million in other properties and equipment purchases.

Investing activities in fiscal 2013 used $413.5 million of cash, which is attributed to $440.6 million of additions to properties and equipment, partially offset by $27.3 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of $38.3 million in capitalized upgrades to existing vessels and equipment, $400.5 million for the construction and purchase of offshore marine vessels, including $17.8 million for the repurchase of vessels under lease agreements, and $1.8 million in other properties and equipment purchases.

Financing Activities

Net cash provided by (used in) financing activities for the years ended March 31, is as follows:

(In thousands)	2015	Change	2014	Change	2013
Principal payments on debt	$(97,823)	1,005,231	(1,103,054)	(1,043,054)	(60,000)
Debt borrowings	138,488	(1,326,874)	1,465,362	1,355,362	110,000
Debt issuance costs	(556)	4,791	(5,347)	(5,296)	(51)
Proceeds from exercise of stock options	1,023	(5,840)	6,863	3,045	3,818
Cash dividends	(48,834)	982	(49,816)	(228)	(49,588)
Excess tax (liability) benefit on stock options exercised	(1,784)	(2,083)	299	21	278
Cash received from noncontrolling interests, net	399	(4,152)	4,551	4,551	—
Stock repurchases	(99,999)	(99,999)	—	85,034	(85,034)
Net cash (used in) provided by financing activities	$(109,086)	(427,944)	318,858	399,435	(80,577)

Financing activities for fiscal 2015 used $109.1 million of cash, which included $97.8 million used to repay debt, $48.8 million used for the quarterly payment of common stock dividends of $0.25 per common share, and $100 million used to repurchase the company’s common stock. These uses of cash in financing activities were partially offset by an increase in debt borrowings of $138.5 million, which in part, was used to fund vessel and ROV construction and purchase commitments, to pay the quarterly common stock dividends, and to repurchase the company’s common stock.

Financing activities for fiscal 2014 provided $318.9 million of cash, primarily from $362.3 million in net debt financings, which include $500 million of funding from the September 2013 senior notes, a $175 million increase in a bank term loan and $50 million of NOK denominated debt related to a Troms Offshore vessel delivery. The additional debt was used to fund the Troms Offshore acquisition, to repay $140 million of 2003 senior notes, to repay $114.6 million of Troms Offshore debt obligations, to fund vessel and ROV construction and purchase commitments, to pay $49.8 million of quarterly common stock dividends of $0.25 per common share and to fund the increase in working capital caused by our Angolan operations. Refer to Item 1 of this Annual Report on Form 10-K for a greater discussion of the company’s Angolan operations.

Fiscal 2013 financing activities used $80.6 million of cash, which included $60 million used to repay debt, $49.6 million used for the quarterly payment of common stock dividends of $0.25 per common share, and $85 million used to repurchase the company’s common stock. These uses of cash were partially offset by $110 million of bank line of credit borrowings, and $3.8 million of proceeds from the issuance of common stock resulting from stock option exercises.

Other Liquidity Matters

At March 31, 2015, the company had approximately $78.6 million of cash and cash equivalents, of which $57.1 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, there was $580 million of committed credit facilities available to the company at March 31, 2015.

Vessel Construction.     With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the 24 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the completion of the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the E&P industry as well as credit and capital markets.

On April 23, 2015, the company notified the international shipyard constructing the six 7,145 BHP towing-supply-class vessels that it was terminating the first three of the six towing-supply vessels as a result of late delivery and requested the return of $36.1 million in aggregate installment payments together with interest on these installments, or all but approximately $1.5 million of the carrying value of the accumulated costs through March 31, 2015. In May 2015, the company made a demand on the Bank of China refundment guarantees that secure the return of these installments. It is uncertain whether this shipyard or the Bank of China will contest the return of these installments. There was an aggregate $12.7 million in estimated remaining costs to be incurred on these three vessels at the time of the termination.

After March 31, 2015, the company entered into negotiations with the Chinese shipyard constructing two of the 275-foot deepwater PSVs to resolve issues associated with the delivery of these vessels. In May 2015, the parties settled these issues to their mutual satisfaction. (While the settlement is subject to the issuance by the Bank of China of modified refundment guarantees, the company believes this condition will likely be satisfied.) Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million remaining payment per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels will continue to be secured by Bank of China refundment guarantees.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support inthe form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2014. The company had committed and invested $8 million as of March 31, 2015.

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

Sale of Shipyard. On June 30, 2013, the company completed the sale of the company’s remaining shipyard to a third party for $9.5 million and recognized a gain of $4 million. The company no longer owns or operates shipyards.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $48.5 million as of March 31, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $46.6 million as of March 31, 2015) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $39.7 million as of March 31, 2015) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $8.8 million as of March 31, 2015) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Repairs to U.S. Flagged Vessels Operating Abroad. The Company recently became aware that we may not have been following all applicable laws and regulations in documenting and declaring upon re-entry to U.S. waters all repairs done on our U.S. flagged vessels while they were working outside the United States. When a

U.S. flagged vessel operates abroad, any repairs made abroad must be declared to U.S. Customs. Duties must be paid for certain of those repairs upon return to U.S. waters. During our examination of our most recent filings with U.S. Customs, we determined that it was necessary to file amended forms with U.S. Customs. We continue to evaluate the return of other U.S. flagged vessels to the United States to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries, we do not yet know the magnitude of any duties, fines or interest associated with amending the entries for these vessels. We are committed to bolstering our processes, procedures and training to ensure that we correctly identify all repairs made abroad if and when U.S. flagged vessels return to the United States in the future.

Supplemental Retirement Plan.     As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor received in December 2012 a $13 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan benefit. A settlement loss of $5.2 million related to this distribution was recorded in general and administrative expenses during the quarter ended December 31, 2012. The settlement loss is the result of the recognition of previously unrecognized actuarial losses that were being amortized over time from accumulated other comprehensive income to pension expense. As a result of the lump sum distribution, a portion of the previously unrecognized actuarial losses was required to be recognized in earnings in the December 2012 quarter in accordance with ASC 715.

Legal Proceedings

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $16 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

Nana Tide Sinking

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not certain. The NANA TIDE was raised and recovered in early February 2014. On November 3, 2014, the NANA TIDE departed DRC waters after receiving proper clearances. The NANA TIDE was towed to a scrapping facility in a nearby country and sold for scrap in December 2014.

Beginning in 2013 and through 2014, the company received correspondence from various DRC agencies fining the company or otherwise requesting the company to pay amounts aggregating several million dollars. The company vigorously opposed these fines/requests. Based on more recent DRC agency correspondence, the company believes that those DRC agencies will not seek to collect the majority of those fines or otherwise require the majority of those payments to be made. To the extent any amounts remain at issue with DRC agencies, the company believes they aggregate less than $1 million. Given the changing position of the DRC agencies and the fact that the company is still evaluating the legal basis for any remaining claims, the company has not concluded that any potential liability is both probable and reasonably estimable and thus no accrual been recorded as of March 31, 2015.

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

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) has awarded subsidiaries of the company more than $62 million in compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($13.9 million as of March 13, 2015) and $2.5 million for reimbursement of legal and other costs expended by the Company in connection with the arbitration.

As previously reported by the company, on February 16, 2010, Tidewater and certain of its subsidiaries (collectively, the “Claimants”) filed with ICSID a Request for Arbitration against Venezuela. In May 2009, Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela, took possession and control of (a) eleven of the Claimants’ vessels that were then supporting PDVSA operations in Lake Maracaibo, (b) the Claimants’ shore-based headquarters adjacent to Lake Maracaibo, (c) the Claimants’ operations in Lake Maracaibo, and (d) certain other related assets. In July 2009, Petrosucre, S.A., a subsidiary of PDVSA, took possession and control of the Claimants’ four vessels, operations, and related assets in the Gulf of Paria. It was Tidewater’s position that, through those measures, Venezuela directly or indirectly expropriated the Claimants’ Venezuela investments, including the capital stock of the Claimants’ principal operating subsidiary in Venezuela. As a result of the seizures, the lack of further operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation the company might collect in the future, the company recorded a charge during the year ended March 31, 2010 to write off substantially all of the assets associated with the company’s Venezuelan operations.

The Claimants alleged in the Request for Arbitration that the measures taken by Venezuela against the Claimants violated Venezuela’s obligations under the BIT and rules and principles of Venezuelan law and international law. In the first phase of the case, the tribunal addressed Venezuela’s objections to the tribunal’s jurisdiction over the dispute. On February 8, 2013, the tribunal issued its decision on jurisdiction and found that it had jurisdiction over the claims under the BIT, including the claim for compensation for the expropriation of Tidewater’s principal operating subsidiary, but that it did not have jurisdiction based on Venezuela’s investment law. The practical effect of the tribunal’s decision was to exclude from the ICSID arbitration proceeding the Claimants’ claims for expropriation of the fifteen vessels described above. While the tribunal determined that it did not have jurisdiction over the claim for the seizure of the fifteen vessels, Tidewater received during fiscal 2011 insurance proceeds for the insured value of those vessels (less an additional premium payment triggered by those proceeds).

The company will take appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. The company notes that Venezuela may seek annulment of the award and other post-award relief under the ICSID Convention and may seek a stay of enforcement of the award while those post-award remedial proceedings are pending. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award relief may be sought by Venezuela, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of March 31, 2015.

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2015 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	More Than 5 Years

Term loan	$300,000	—	—	—	300,000	—	—

Term loan interest	16,522	5,089	5,089	5,089	1,255	—	—

Revolver loan	20,000	—	—	—	20,000	—	—

Revolver loan interest	1,104	340	340	340	84	—	—

September 2013 senior notes	500,000	—	—	—	—	—	500,000

September 2013 senior notes interest	208,143	24,318	24,318	24,318	24,318	24,318	86,553

August 2011 senior notes	165,000	—	—	—	50,000	—	115,000

August 2011 senior notes interest	38,512	7,301	7,301	7,301	5,271	5,271	6,067

September 2010 senior notes	425,000	42,500	—	69,500	50,000	50,000	213,000

September 2010 senior notes interest	86,715	17,693	16,647	15,967	13,406	11,311	11,691

July 2003 senior notes	35,000	35,000	—	—	—	—	—

July 2003 senior notes interest	538	538	—	—	—	—	—

Troms debt	89,477	10,181	7,691	7,691	7,691	10,803	45,420

Troms debt interest	20,520	3,632	3,280	2,944	2,607	2,156	5,901

Uncertain tax positions (A)	16,305	7,122	2,659	2,195	2,291	1,534	504

Operating leases	17,640	4,216	2,990	2,108	1,674	1,666	4,986

Bareboat charter leases	236,478	30,364	30,364	33,090	35,034	37,016	70,610

Vessel construction obligations (B)	380,053	316,972	63,081	—	—	—	—

Pension and post-retirement obligations	76,905	6,486	6,800	7,123	7,471	8,606	40,419

Total obligations	$ 2,633,912	511,752	170,560	177,666	521,102	152,681	1,100,151

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

(B)    In April 2015, the company cancelled the construction contracts for three towing-supply vessels. There are approximately $13 million of remaining costs to be incurred on these three vessels at the time of termination. In May 2015, the company and the Chinese shipyard that is constructing two 275-foot deepwater PSVs came to an agreement that provides the company an option to take delivery of one or both vessels at any time prior to June 30, 2016 or receive the return of installments aggregating $5.7 million per vessel at the end of this period. There were approximately $41 million of remaining costs to be incurred on these two vessels at the time of the agreement.

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2015, the company had $45 million of outstanding standby letters of credit, surety bonds and performance bonds. These obligations are geographically concentrated in Mexico.

Off-Balance Sheet Arrangements

The company is accounting for its sale/leaseback transactions as operating leases and will record the payments as vessel operating lease expense on a straight-line basis over the lease term. The deferred gains will be amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessels would reduce the vessels’ stated cost if the company elects to exercise the purchase options.

Fiscal 2015 Sale/Leasebacks

During fiscal 2015, the company sold six vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. Under the sale/leaseback agreements the company has the right to re-acquire the vessel for a fixed percentage of the original sales price at a defined date during the lease, deliver the vessel to the owners at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the leases for 24 months at mutually agreeable lease rates.

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2015:

Fiscal 2015 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in years	Purchase Option Percentage	Purchase Option at end of:
First	1	$ 13,400	$ 4,002	$ 9,398	7	61%	6th Year
Second	1	19,350	8,214	11,136	8.5	47%	8th Year
Third	3	78,200	33,233	44,967	8 – 9	60%	7th or 8th Year
Fourth	1	13,000	5,115	7,885	7	50%	6th Year
	6	$ 123,950	$ 50,564	$ 73,386

Fiscal 2014 Sale/Leasebacks

During fiscal 2014, the company sold ten vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. Under the sale/leaseback agreements the company has the right to re-acquire the vessel for a fixed percentage of the original sales price at a defined date during the lease, deliver the vessel to the owners at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the leases for 24 months at mutually agreeable lease rates.

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2014:

Fiscal 2014 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in years	Purchase Option Percentage	Purchase Option at at end of:
Second	2	$ 65,550	$ 34,325	$ 31,225	7	55%	6th Year
Third	4	141,900	105,649	36,251	7 - 9	54 - 68%	6th or 8th Year
Fourth	4	63,305	32,845	30,460	7 – 10	53 - 59%	6th or 9th Year
	10	$ 270,755	$ 172,819	$ 97,936

Fiscal 2010 Sale/Leaseback

In June and July 2009, the company sold six vessels to unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers.

The sale/leaseback transactions resulted in proceeds to the company of approximately $101.8 million and a deferred gain of $39.6 million. The aggregate carrying value of the six vessels was $62.2 million at the dates of sale. The company accounted for the transactions as sale/leaseback transactions with operating lease treatment and expensed lease payments over the charter terms.

During the fourth quarter of fiscal 2014, the company elected to repurchase all six vessels from their respective lessors for an aggregate price of $78.8 million. Three of these were subsequently sold and leased back in March 2014. The carrying value of these purchased vessels was reduced by the previously unrecognized deferred gain of $39.6 million. Two additional vessels were sold and leased back in April 2014 and March 2015, respectively. Refer to “Fiscal 2014 Sale/Leasebacks” above.

Fiscal 2006 Sale/Leaseback

In March 2006, the company entered into agreements to sell five vessels under construction at the time to an unrelated third party, for $76.5 million and simultaneously entered into bareboat charter agreements with the same unrelated third party upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessels and simultaneously entered into bareboat charter agreements.

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. In September 2012, the company elected to repurchase one of its leased vessels from the lessor for $8.8 million. During October 2012, the company repurchased a second leased vessel, for $8.4 million. In March 2014, the company repurchased a third and fourth leased vessel for a total cost of $22.8 million. In November 2014, the company repurchased a fifth leased vessel for a total cost of $11.2 million. Three of these vessels were sold and leased back in fiscal 2015.

Future Minimum Lease Payments

As of March 31, 2015, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
2016	$9,485	20,879	30,364
2017	9,485	20,879	30,364
2018	9,605	23,485	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610
Total future lease payments	$81,172	155,306	236,478

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

The price of steel peaked in 2011 due to increased worldwide demand for the metal, which demand has since declined due to the weakening of steel consumption and global economic industrial activity as a whole. If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses, which taken by themselves would increase our future operating profits.

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

The company is also involved in various legal proceedings that relate to asbestos and other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore-based locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if an accident was to occur.

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

At March 31, 2015, the company had a $300 million term loan outstanding and $20 million outstanding borrowings from the revolver loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 1.68% percent (1.5% margin plus 0.18% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the combined $320 million term loan and revolver borrowings at March 31, 2015 would change the company’s interest costs by approximately $3.2 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of Item 7 of this Annual Report on Form 10-K for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at March 31, 2015 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of March 31, 2015, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	516,879	480,022	555,281
August 2011	165,000	167,910	160,004	176,295
September 2010	425,000	431,296	414,339	449,661
July 2003	35,000	35,197	35,082	35,314
Total	$1,125,000	1,151,282	1,089,447	1,216,551

Troms Offshore Debt

Troms Offshore had 45 million NOK, or approximately $5.6 million, outstanding in floating rate debt at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 436.9 million NOK, or $54.4 million, as well as $29.5 million, of U.S. dollar denominated outstanding fixed rate debt at March 31, 2015. The following table discloses the estimated fair value of the fixed rate Troms Offshore notes, as of March 31, 2015, and how the estimated fair value would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$83,874	83,651	79,843	87,743

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

As of March 31, 2015, Sonatide maintained the equivalent of approximately $150 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. Any devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, a portion of which will be borne by the company as a 49% owner of Sonatide. Sonatide may be able to mitigate this exposure, but a hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million. The spot contracts settled by April 1, 2015. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million. The spot contracts settled by April 2, 2014.

At March 31, 2015, and 2014 the company did not have any forward contracts outstanding.

Other

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In certain countries in which we operate such as Norway, Australia and Saudi Arabia, charter hire contracts are generally denominated in the respective local currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Angolan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” section of this Item 7 and in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

As of the end of the period covered by this annual report, we have evaluated, under the supervision and with the participation of the company’s management, including the company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, the company’s President and Chief Executive Officer, along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in Item 15 of this Annual Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report is also included in Item 15 of this Annual Report on Form 10-K and appears on page F-3.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

In May 2015, the company amended and extended its existing credit facility. The credit agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of a (i) $600 million revolving credit facility and (ii) $300 million term loan facility. A copy of the amendment will be filed as an exhibit to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2015

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2015 about the company’s equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by stockholders	1,709,206		$41.69	615,373	(1)
Equity compensation plans not approved by stockholders	—		—	—

Balance at March 31, 2015	1,709,206	(2)	$41.69	615,373

(1)

As of March 31, 2015, all such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2009 Stock Incentive Plan and 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2015, these shares would represent 3.5% of the then total outstanding common shares of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the 2015 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2015.

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

3.1

Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1- 6311).

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

10.7+	Tidewater Inc. 2006 Stock Incentive Plan effective July 20, 2006 (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

10.8+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.9+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.10+

Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-6311).

10.11+

Second Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on From 10-Q for the quarter ended September 30, 2014, File No. 1-6311).

10.12+

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

10.13+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan applicable to 2009 grants (filed with the Commission as Exhibit 10.19 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.14+

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

10.16+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.17+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1- 6311).

10.18+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2015 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, File No. 1-6311).

10.19+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2015 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, File No. 1-6311).

10.20+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.21+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.22+

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

10.25+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.26+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.29 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1- 6311).

10.27+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.28+

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

10.30+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Bruce D. Lundstrom dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.6 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1- 6311).

10.31+

Change of Control Agreement between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.7 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.32+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.33+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.34+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.35+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.36+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.37+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.38+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.39+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.40+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards) (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.41+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311).

10.42+

Form of Incentive Agreement under the Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.43+	Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.44+

Form of Officer Agreement under the Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2015.

TIDEWATER INC.
(Registrant)

By:	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 28, 2015.

/s/ Jeffrey M. Platt	/s/ Quinn P. Fanning
Jeffrey M. Platt, President, Chief Executive Officer and Director	Quinn P. Fanning, Executive Vice President and Chief Financial Officer

/s/ Craig J. Demarest	/s/ Morris E. Foster
Craig J. Demarest, Vice President, Principal Accounting Officer and Controller	Morris E. Foster, Director

/s/ Richard A. Pattarozzi	/s/ Richard T. du Moulin
Richard A. Pattarozzi, Chairman of the Board of Directors	Richard T. du Moulin, Director

/s/ Robert L. Potter	/s/ Cindy B. Taylor
Robert L. Potter, Director	Cindy B. Taylor, Director

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard, Director	Jack E. Thompson, Director

/s/ Richard D. Paterson	/s/ M. Jay Allison
Richard D. Paterson, Director	M. Jay Allison, Director

/s/ James C. Day
James C. Day, Director

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of March 31, 2015, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2015, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2015 of the Company and our report dated May 28, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 28, 2015

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and 2014
(In thousands, except share and par value data)
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$78,568	60,359
Trade and other receivables, less allowance for doubtful accounts of $37,634 in 2015 and $35,737 in 2014	303,096	252,421
Due from affiliate	420,365	429,450
Marine operating supplies	49,005	57,392
Other current assets	17,781	20,587
Total current assets	868,815	820,209
Investments in, at equity, and advances to unconsolidated companies	65,844	63,928
Properties and equipment:
Vessels and related equipment	4,717,132	4,521,102
Other properties and equipment	119,879	97,714
	4,837,011	4,618,816
Less accumulated depreciation and amortization	1,090,704	997,208
Net properties and equipment	3,746,307	3,621,608
Goodwill	—	283,699
Other assets	75,196	96,385
Total assets	$4,756,162	4,885,829

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,011	74,515
Accrued expenses	146,255	157,302
Due to affiliate	185,657	86,154
Accrued property and liability losses	3,669	3,631
Current portion of long-term debt	10,181	9,512
Other current liabilities	82,461	70,567
Total current liabilities	482,234	401,681
Long-term debt	1,524,295	1,505,358
Deferred income taxes	23,276	108,929
Accrued property and liability losses	10,534	5,286
Other liabilities and deferred credits	235,108	179,204

Commitments and Contingencies (Note 12)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,029,359 shares at March 31, 2015 and 49,730,442 shares at March 31, 2014	4,703	4,973
Additional paid-in capital	159,940	142,381
Retained earnings	2,330,223	2,544,255
Accumulated other comprehensive loss	(20,378)	(12,225)
Total stockholders’ equity	2,474,488	2,679,384
Noncontrolling interests	6,227	5,987
Total equity	2,480,715	2,685,371
Total liabilities and equity	$4,756,162	4,885,829

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2015, 2014, and 2013
(In thousands, except share and per share data)	2015	2014	2013
Revenues:
Vessel revenues	$1,468,358	1,418,461	1,229,998
Other operating revenues	27,159	16,642	14,167
	1,495,517	1,435,103	1,244,165
Costs and expenses:
Vessel operating costs	834,368	795,890	692,581
Costs of other operating revenues	26,505	15,745	12,216
General and administrative	189,819	187,976	175,609
Vessel operating leases	28,322	21,910	16,837
Depreciation and amortization	175,204	167,480	147,299
Gain on asset dispositions, net	(9,271)	(11,722)	(6,609)
Goodwill impairment	283,699	56,283	—
Restructuring charge	4,052	—	—
	1,532,698	1,233,562	1,037,933
Operating income (loss)	(37,181)	201,541	206,232
Other income (expenses):
Foreign exchange gain	8,678	1,541	3,011
Equity in net earnings of unconsolidated companies	10,179	15,801	12,189
Interest income and other, net	1,927	2,123	3,476
Loss on early extinguishment of debt	—	(4,144)	—
Interest and other debt costs, net	(50,029)	(43,814)	(29,745)
	(29,245)	(28,493)	(11,069)
Earnings (loss) before income taxes	(66,426)	173,048	195,163
Income tax (benefit) expense	(1,077)	32,793	44,413
Net earnings (loss)	$(65,349)	140,255	150,750
Less: Net loss attributable to noncontrolling interests	(159)	—	—
Net earnings (loss) attributable to Tidewater Inc.	$(65,190)	140,255	150,750

Basic (loss) earnings per common share	$(1.34)	2.84	3.04

Diluted (loss) earnings per common share	$(1.34)	2.82	3.03

Weighted average common shares outstanding	48,658,840	49,392,749	49,550,391
Dilutive effect of stock options and restricted stock	—	287,365	183,649
Adjusted weighted average common shares	48,658,840	49,680,114	49,734,040

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2015	2014	2013
Net (loss) earnings	$(65,349)	140,255	150,750
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $115 and ($200), respectively	143	213	(372)
Amortization of loss on derivative contract, net of tax of $0, $251 and $251, respectively	717	466	466
Change in supplemental executive retirement plan pension liability, net of tax of $0, $409 and $1,306 respectively	(1,845)	760	2,427
Change in pension plan minimum liability, net of tax of $0, $763 and ($290), respectively	(5,739)	1,417	(539)
Change in other benefit plan minimum liability, net of tax of $(769), $1,109 and $111, respectively	(1,429)	2,060	207
Total comprehensive (loss) income	$(73,502)	145,171	152,939

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended March 31, 2015, 2014 and 2013
(In thousands)
	Common stock	Additional paid- in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	—	2,526,357
Total comprehensive income	—	—	150,750	2,189	—	152,939
Stock option activity	14	6,131	—	—	—	6,145
Cash dividends declared ($1.00 per share)	—	—	(49,766)	—	—	(49,766)
Retirement of common stock	(187)	—	(84,847)	—	—	(85,034)
Amortization of restricted stock units	6	6,705	—	—	—	6,711
Amortization/cancellation of restricted stock	(9)	4,413	—	—	—	4,404
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	—	2,561,756
Total comprehensive income	—	—	140,255	4,916	—	145,171
Stock option activity	20	9,445	—	—	—	9,465
Cash dividends declared ($1.00 per share)	—	—	(49,973)	—	—	(49,973)
Amortization of restricted stock units	10	9,923	—	—	—	9,933
Amortization/cancellation of restricted stock	(6)	3,038	—	—	—	3,032
Noncontrolling interests	—	—	—	—	5,987	5,987
Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive loss	—	—	(65,190)	(8,153)	(159)	(73,502)
Stock option activity	3	(691)	—	—	—	(688)
Cash dividends declared ($1.00 per share)	—	—	(49,127)	—	—	(49,127)
Retirement of common stock	(284)	—	(99,715)	—	—	(99,999)
Amortization of restricted stock units	17	15,270	—	—	—	15,287
Amortization/cancellation of restricted stock	(6)	2,980	—	—	—	2,974
Cash received from non-controlling interests, net	—	—	—	—	399	399
Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2015, 2014 and 2013
(In thousands)	2015	2014	2013
Operating activities:
Net (loss) earnings	$ (65,349)	140,255	150,750
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	175,204	167,480	147,299
Benefit for deferred income taxes	(72,389)	(34,709)	(11,733)
Gain on asset dispositions, net	(9,271)	(11,722)	(6,609)
Goodwill impairment	283,699	56,283	—
Equity in earnings of unconsolidated companies, net of dividends	(1,916)	(15,801)	30
Compensation expense – stock based	21,374	19,642	19,416
Excess tax (benefit) liability on stock options exercised	1,784	(299)	(278)
Changes in assets and liabilities, net:
Trade and other receivables	(43,537)	13,485	(38,438)
Changes in due to/from affiliate, net	108,588	(260,675)	(56,077)
Marine operating supplies	6,148	5,715	(8,498)
Other current assets	2,794	(7,600)	(1,663)
Accounts payable	(22,989)	(1,395)	(5,888)
Accrued expenses	(11,435)	34,458	9,098
Accrued property and liability losses	38	(429)	497
Other current liabilities	118	10,373	4,846
Other liabilities and deferred credits	4,875	(11,842)	822
Other, net	(19,023)	1,398	10,349
Net cash provided by operating activities	358,713	104,617	213,923
Cash flows from investing activities:
Proceeds from sales of assets	8,310	51,330	27,278
Proceeds from sale/leaseback of assets	123,950	270,575	—
Additions to properties and equipment	(364,194)	(594,695)	(440,572)
Payments for acquisition, net of cash acquired	—	(127,737)	—
Other	516	(3,158)	(193)
Net cash used in investing activities	(231,418)	(403,685)	(413,487)
Cash flows from financing activities:
Debt issuance costs	(556)	(5,347)	(51)
Principal payments on long-term debt	(97,823)	(1,103,054)	(60,000)
Debt borrowings	138,488	1,465,362	110,000
Proceeds from exercise of stock options	1,023	6,863	3,818
Cash dividends	(48,834)	(49,816)	(49,588)
Excess tax benefit (liability) on stock options exercised	(1,784)	299	278
Cash contributions from noncontrolling interests, net	399	4,551	—
Repurchases of common stock	(99,999)	—	(85,034)
Net cash (used in) provided by financing activities	(109,086)	318,858	(80,577)
Net change in cash and cash equivalents	18,209	19,790	(280,141)
Cash and cash equivalents at beginning of year	60,359	40,569	320,710
Cash and cash equivalents at end of year	$ 78,568	60,359	40,569

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$ 49,390	34,190	27,443
Income taxes	$ 74,310	59,266	54,722
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$ 2,068	5,751	12,010

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Properties and Equipment

The following is a summary of net properties and equipment at March 31:

	2015		2014
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)

Owned vessels in active service	242	$3,310,476	257	$3,281,391
Stacked vessels	21	38,489	15	9,743
Marine equipment and other assets under construction		315,552		268,189
Other property and equipment (A)		81,790		62,285
Totals	263	$3,746,307	272	$3,621,608

(A)	Other property and equipment includes six remotely operated vehicles the company took delivery of in fiscal 2014 and two remotely operated vehicles the company took delivery of in fiscal 2015.

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2015 and 2014 have an average age of 20.7 and 32.2 years, respectively.

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

The company performed its annual goodwill impairment assessment as of December 31, 2014 and 2013 and recorded goodwill impairment charges of $283.7 million and $56.3 million, respectively. The December 31, 2014 impairment charge was due to the likely negative effect on average day rates and utilization levels of the company’s vessels as a result of the rapid and significant decline in crude oil and natural gas prices which occurred and accelerated throughout the latter part of the company’s third quarter of fiscal 2015. The December 31, 2013 impairment charge related to the company’s Asia/Pacific segment. During the quarter ended June 30, 2013, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment. Refer to Note (16) for a complete discussion of Goodwill.

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

(In thousands)	2015	2014
Accrued property and liability losses	$14,203	8,917

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

Earnings Per Share

The company follows ASC 260, Earnings Per Share and reports both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Dilutive earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of the company’s share-based compensation and incentive plans. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis. Refer to Note (10), Earnings Per Share.

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern, and to provide related disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

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

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels (A)	245,605
Goodwill (B)	42,160
Payable and other liabilities	(13,020)
Notes payable	(156,824)
Total purchase price	$150,000

(A)	Includes $10.7 million in costs attributed to vessels under construction.
(B)	Subsequently written off in December 2014.

The effect of the acquisition on pro forma results of operations and the consolidated statement of operations for the years ended March 31, 2014 and 2013 are immaterial and therefore not presented.

(3)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies at March 31, were as follows:

(In thousands)	Percentage Ownership	2015	2014
Sonatide Marine, Ltd. (Angola)	49%	$63,893	62,126
DTDW Holdings, Ltd. (Nigeria)	40%	1,951	1,802
Investments in, at equity, and advances to unconsolidated companies		$65,844	63,928

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Earnings before income taxes derived from United States and non-U.S. operations for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Non-U.S.	$(38,282)	217,816	246,863
United States	(27,985)	(44,768)	(51,700)
	$(66,267)	173,048	195,163

Income tax expense (benefit) for the years ended March 31, consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2015
Current	$4,869	(9)	66,452	71,312
Deferred	(72,389)	—	—	(72,389)
	$(67,520)	(9)	66,452	(1,077)

2014
Current	$(602)	4	68,100	67,502
Deferred	(34,226)	—	(483)	(34,709)
	$(34,828)	4	67,617	32,793

2013
Current	$(7,633)	(313)	64,092	56,146
Deferred	(11,335)	—	(398)	(11,733)
	$(18,968)	(313)	63,694	44,413

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following for the years ended March 31:

(In thousands)	2015	2014	2013
Computed “expected” tax expense	$(23,193)	60,567	68,307
Increase (reduction) resulting from:
Foreign income taxed at different rates	(13,570)	(18,536)	(23,965)
Foreign tax credits not previously recognized	—	(483)	(398)
Expenses which are not deductible for tax purposes	472	720	498
Non-deductible goodwill	15,811	2,941	—
Reversal of basis difference – sale leaseback	—	(3,369)	—
Valuation allowance – deferred tax assets	17,829	(5,821)	5,821
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	(2,358)	(1,475)	(6,232)
Expenses which are not deductible for book purposes	(832)	(2,144)	—
Foreign taxes	5,688
State taxes	(6)	3	(203)
Other, net	(918)	390	585
	$(1,077)	32,793	44,413

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

The effective tax rate applicable to pre-tax earnings for the years ended March 31, is as follows:

	2015	2014	2013
Effective tax rate applicable to pre-tax earnings	1.63%	18.95%	22.76%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, is as follows:

(In thousands)	2015	2014
Deferred tax assets:
Accrued employee benefit plan costs	$21,874	21,423
Stock based compensation	8,731	7,162
Net operating loss and tax credit carryforwards	2,327	2,895
Other	3,901	2,896
Gross deferred tax assets	36,833	34,376
Less valuation allowance	(17,829)	—
Net deferred tax assets	19,004	34,376
Deferred tax liabilities:
Depreciation and amortization	(19,004)	(108,929)
Gross deferred tax liabilities	(19,004)	(108,929)
Net deferred tax assets (liabilities)	$—	(74,553)

Management assesses the available positive and negative evidence to estimate whether sufficient future U.S. taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for financial reporting purposes of domestic corporations that was incurred over the three-year period ended March 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, as of March 31, 2015, a valuation allowance of $17,829 has been recorded against net deferred tax assets which are not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

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

The amount of foreign income that U.S. deferred taxes has not been recognized upon, as of March 31, is as follows:

(In thousands)	2015
Foreign income not recognized for U.S. deferred taxes	$2,578,133

The company has the following foreign tax credit carry-forwards that expire in 2022.

(In thousands)	2015
Foreign tax credit carry-forwards	$2,327

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes at March 31:

(In thousands)	2015	2014
Tax liabilities for uncertain tax positions	$16,305	18,008
Income tax payable	44,607	36,472

Included in the liability balances for uncertain tax positions above are $8.3 million of penalties and interest. The tax liabilities for uncertain tax positions are primarily attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which are not included in the liability for uncertain tax positions above as they have not been recognized in previous tax filings, and which would lower the effective tax rate if realized, at March 31, are as follows:

(In thousands)	2015
Unrecognized tax benefit related to state tax issues	$11,685
Interest receivable on unrecognized tax benefit related to state tax issues	32

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the liability for uncertain tax positions (but excluding related penalties and interest) for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Balance at April 1,	$20,066	14,868	15,727
Additions based on tax positions related to the current year	1,342	4,393	2,041
Additions based on tax positions related to prior years	—	2,217	—
Reductions for tax positions of prior years	—	—	—
Exchange rate fluctuation	—	—	—
Settlement and lapse of statute of limitations	(1,710)	(1,412)	(2,900)
Balance at March 31,	$19,698	20,066	14,868

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for years prior to 2007. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Excess tax benefits on stock benefit transactions	$(1,784)	301	359

(5)	INDEBTEDNESS

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

The company had $300 million in term loan borrowings and $20 million of revolver borrowings outstanding at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates). The company had $580 million available under the revolver at March 31, 2015.

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

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.4	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	516,879	520,979

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.6	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	167,910	168,653

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

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.6	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	431,296	436,254

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2015 and 2014, is an after-tax loss of $1.8 million ($2.6 million pre-tax), and $2.4 million ($3.7 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

Notes totaling $42.5 million will mature in December 2015 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with its credit facility.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2015	2014
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	0.3	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding	35,197	36,018

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

Notes totaling $35 million will mature in July 2015 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with its credit facility.

Troms Offshore Debt

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in January 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.21%). As of March 31, 2015, $29.5 million is outstanding under this agreement.

In January 2014, Troms Offshore entered into a 300 million NOK, 12 year unsecured borrowing agreement which matures in January 2026 and is secured by a company guarantee. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%). As of March 31, 2015, 275 million NOK (approximately $34.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and to replace the vessel security with a company guarantee. As of March 31, 2015, 161.9 million NOK (approximately $20.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 35 million NOK denominated borrowing agreement with a shipyard which had one payment of 15 million NOK repaid in May 2014 and the remaining 20 million NOK maturity will be repaid in May 2015. In June 2013, Troms Offshore entered into a 25 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of March 31, 2015 45 million NOK (approximately $5.6 million) is outstanding under these agreements.

Troms Offshore had 45 million NOK, or approximately $5.6 million, outstanding in floating rate debt at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 436.9 million NOK, or $54.4 million, of outstanding fixed rate debt at March 31, 2015, which has an estimated fair value of 435 million NOK, or $54.1 million as well as $29.5 million, of U.S. dollar denominated outstanding fixed rate debt at March 31, 2015, which has an estimated fair value of $29.5 million. These estimated fair values are based on Level 2 inputs.

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

Summary of Long-Term Debt Outstanding

The following table summarizes debt outstanding at March 31:

(In thousands)	2015	2014
4.61% July 2003 senior notes due fiscal 2016	$35,000	35,000
3.28% September 2010 senior notes due fiscal 2016	42,500	42,500
3.90% September 2010 senior notes due fiscal 2018	44,500	44,500
3.95% September 2010 senior notes due fiscal 2018	25,000	25,000
4.12% September 2010 senior notes due fiscal 2019	25,000	25,000
4.17% September 2010 senior notes due fiscal 2019	25,000	25,000
4.33% September 2010 senior notes due fiscal 2020	50,000	50,000
4.51% September 2010 senior notes due fiscal 2021	100,000	100,000
4.56% September 2010 senior notes due fiscal 2021	65,000	65,000
4.61% September 2010 senior notes due fiscal 2023	48,000	48,000
4.06% August 2011 senior notes due fiscal 2019	50,000	50,000
4.54% August 2011 senior notes due fiscal 2022	65,000	65,000
4.64% August 2011 senior notes due fiscal 2022	50,000	50,000
4.26% September 2013 senior notes due fiscal 2021	123,000	123,000
5.01% September 2013 senior notes due fiscal 2024	250,000	250,000
5.16% September 2013 senior notes due fiscal 2026	127,000	127,000
NOK denominated notes due fiscal 2025	20,152	29,837
NOK denominated notes due fiscal 2026	34,234	50,028
NOK denominated borrowing agreement due fiscal 2016	2,490	5,837
NOK denominated borrowing agreement due fiscal 2019	3,112	4,168
USD denominated notes due fiscal 2027	29,488	—
Bank term loan due fiscal 2019 (A)	300,000	300,000
Revolving line of credit due fiscal 2019 (A)	20,000	—
	$1,534,476	1,514,870
Less: Current maturities of long-term debt	10,181	9,512
Total	$1,524,295	1,505,358

(A)

In May 2015, the company amended its existing credit facility, extending the due dates of the bank term loan and revolving line of credit until fiscal 2020. Refer to Note (19) for additional information regarding the amended and extended credit facility.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Interest and debt costs incurred, net of interest capitalized	$50,029	43,814	29,745
Interest costs capitalized	13,673	11,497	10,602
Total interest and debt costs	$63,702	55,311	40,347

(6)	EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of March 31, 2015, approximately 45 employees are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Active employees who previously accrued benefits under the pension plan continue to accrue benefits as participants in the company’s defined contribution retirement plan effective January 1, 2011. The transfer of employee benefits from a defined benefit pension plan to a defined contribution plan have provided the company with more predictable retirement plan costs and cash flows. The company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have also been reduced. Losses associated with the curtailment of the pension plan were immaterial. No amounts were contributed to the defined benefit pension plan during fiscal 2015 and 2014. Management is working with its actuary to determine if a contribution will be necessary during fiscal 2016.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock) are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during fiscal 2015 and 2014. Management has not made any decision on funding the plan during fiscal 2016.

As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor received in December 2012 a $13 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan benefit. A settlement loss of $5.2 million related to this distribution was recorded in general and administrative expenses during the quarter ended December 31, 2012. The settlement loss is the result of the recognition of previously unrecognized actuarial losses that were being amortized over time from accumulated other comprehensive income to pension expense. As a result of the December 2012 lump sum distribution, a portion of the previously unrecognized actuarial losses was required to be recognized in earnings in the current quarter in accordance with ASC 715.

Investments held in a Rabbi Trust in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31:

(In thousands)	2015	2014
Investments held in Rabbi Trust	$9,915	10,285
Unrealized (loss) gains in carrying value of trust assets	235	92
Unrealized (loss) gains in carrying value of trust assets are net of income tax expense of	126	49
Obligations under the supplemental plan	25,510	21,918

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

Whereas fluctuating rates of return are characteristic of the securities markets, the investment objective of the supplemental plan is to achieve investment returns sufficient to meet the actuarial assumptions. This is defined as an investment return greater than the current actuarial discount rate assumption of 4.00%, which is subject to annual upward or downward revisions.

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

Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2015	Actual as of 2014
Pension plan:
Equity securities	—	—	—
Debt securities	100%	95%	96%
Cash and other	—	5%	4%
Total	100%	100%	100%

Supplemental plan:
Equity securities	65%	58%	60%
Debt securities	35%	39%	37%
Cash and other	—	3%	3%
Total	100%	100%	100%

Significant Concentration Risks

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2015, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

Fair Value of Pension Plan and Supplemental Plan Assets

The fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2015, are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$3,116	3,116	—	—
Collateralized mortgage securities	400	—	400	—
Corporate debt securities	51,758	—	51,758	—
Foreign debt securities	1,529	—	1,529	—
Cash and cash equivalents	1,816	—	1,816	—
Total	$58,619	3,116	55,503	—
Accrued income	866	866	—	—
Total fair value of plan assets	$59,485	3,982	55,503	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$3,859	3,859	—	—
Preferred stock	—	—	—	—
Foreign stock	201	201	—	—
American depository receipts	1,685	1,685	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	59	59	—	—
Debt securities:
Government debt securities	1,926	1,377	549	—
Open ended mutual funds	1,916	1,916	—	—
Cash and cash equivalents	377	72	305	—
Total	$10,038	9,184	854	—
Other pending transactions	(123)	(123)	—	—
Total fair value of plan assets	$9,915	9,061	854	—

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2014:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$2,935	2,935	—	—
Corporate debt securities	50,113	—	50,113	—
Foreign debt securities	1,443	—	1,443	—
Cash and cash equivalents	1,511	—	1,511	—
Total	$56,002	2,935	53,067	—
Accrued income	894	894	—	—
Total fair value of plan assets	$56,896	3,829	53,067	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$4,141	4,141	—	—
Preferred stock	—	—	—	—
Foreign stock	231	231	—	—
American depository receipts	1,809	1,809	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	38	38	—	—
Debt securities:
Government debt securities	1,975	1,363	612	—
Open ended mutual funds	1,797	1,797	—	—
Cash and cash equivalents	369	57	312	—
Total	$10,375	9,451	924	—
Other pending transactions	(90)	(90)	—	—
Total fair value of plan assets	$10,285	9,361	924	—

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2015 and 2014 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, are as follows:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$84,067	88,238	24,114	29,006
Service cost	825	790	273	405
Interest cost	3,873	3,581	904	1,048
Participant contributions	—	—	430	436
ERRP reimbursement	—	—	—	(26)
Plan settlement	—	—	—	—
Benefits paid	(4,405)	(4,250)	(863)	(962)
Actuarial (gain) loss	11,948	(4,292)	(932)	(5,793)
Benefit obligation at end of year	96,308	84,067	23,926	24,114

Change in plan assets:
Fair value of plan assets at beginning of year	$56,896	59,431	—	—
Actual return	6,069	776	—	—
Employer contributions	925	939	433	552
Participant contributions	—	—	430	436
ERRP reimbursement	—	—	—	(26)
Plan settlement	—	—	—	—
Benefits paid	(4,405)	(4,250)	(863)	(962)
Fair value of plan assets at end of year	59,485	56,896	—	—

Reconciliation of funded status:
Fair value of plan assets	$59,485	56,896	—	—
Benefit obligation	96,308	84,067	23,926	24,114
Unfunded status	$(36,823)	(27,171)	(23,926)	(24,114)

Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,306)	(1,162)	(908)	(1,129)
Noncurrent liabilities	(35,517)	(26,009)	(23,018)	(22,985)
Net amount recognized	$(36,823)	(27,171)	(23,926)	(24,114)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2015	2014
Projected benefit obligation	$96,308	84,067
Accumulated benefit obligation	92,808	81,223

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plan and supplemental plan):

(In thousands)	2015	2014
Projected benefit obligation	$96,308	84,067
Accumulated benefit obligation	92,808	81,223
Fair value of plan assets	59,485	56,896

Net periodic benefit cost for the pension plan and the supplemental plan for the fiscal years ended March 31 include the following components:

(In thousands)	2015	2014	2013
Service cost	$825	790	983
Interest cost	3,873	3,581	4,098
Expected return on plan assets	(2,741)	(2,871)	(2,748)
Amortization of prior service cost	50	50	50
Recognized actuarial loss	988	1,103	1,648
Settlement loss	—	—	5,161
Net periodic pension cost	$2,995	2,653	9,192

Net periodic benefit cost for the postretirement health care and life insurance plan for the fiscal years ended March 31 include the following components:

(In thousands)	2015	2014	2013
Service cost	$273	405	475
Interest cost	904	1,048	1,235
Amortization of prior service cost	(2,032)	(2,032)	(2,032)
Recognized actuarial loss	(1,299)	(396)	—
Net periodic postretirement benefit	$(2,154)	(975)	(322)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the fiscal years ended March 31 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2015	2014	2015	2014
Change in benefit obligation
Net loss (gain)	$ 8,621	(2,196)	(932)	(5,793)
Settlement loss	—	—	—	—
Amortization of prior service cost	(50)	(50)	2,032	2,032
Amortization of net (loss) gain	(988)	(1,103)	1,299	395
Other	—	—	—	197
Total recognized in other comprehensive income (loss)	$ 7,583	(3,349)	2,399	(3,169)
Net of tax	7,583	(2,177)	1,559	(2,060)

Amounts recognized as a component of accumulated other comprehensive (income) loss as of March 31, 2015 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (gain) loss	$ 21,781	(6,620)
Unrecognized prior service cost (benefit)	36	(4,588)
Pre-tax amount included in accumulated other comprehensive loss (income)	$ 21,817	(11,208)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ (2,213)	582
Unrecognized prior service cost (benefit)	(36)	2,041

Assumptions used to determine net benefit obligations for the fiscal years ended March 31, are as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.00%	4.75%	4.00%	4.75%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31, are as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.75%	4.25%	4.75%	4.75%	4.25%	4.75%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligations at March 31, 2015, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2016	$ 5,578	908
2017	5,818	982
2018	6,077	1,046
2019	6,343	1,128
2020	7,419	1,187
2021 – 2025	33,918	6,501
Total 10-year estimated future benefit payments	$ 65,153	11,752

Health Care Cost Trends

The following table discloses the assumed health care cost trends used in measuring the accumulated postretirement benefit obligation and net periodic postretirement benefit cost at March 31, 2015 for pre-65 medical and prescription drug coverage and for post-65 medical coverage, including expected future trend rates.

	Pre-65	Post-65
Year ending March 31, 2015
Accumulated postretirement benefit obligation	7.9%	6.9%
Net periodic postretirement benefit obligation	8.2%	6.9%
Ultimate health care cost trend	4.5%	4.5%
Ultimate year health care cost trend rate is achieved	2029	2029
Year ending March 31, 2016
Net periodic postretirement benefit obligation	7.9%	6.9%

A one-percentage rate increase (decrease) in the assumed health care cost trend rates has the following effects on the accumulated postretirement benefit obligation as of March 31:

(In thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$3,702	2,978
Aggregate service and interest cost	170	138

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

The plan held the following number of shares of Tidewater common stock as of March 31:

	2015	2014
Number of shares of Tidewater common stock held by 401(k) plan	299,256	273,662

The amounts charged to expense related to the above defined contribution plans, for the fiscal years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Defined contribution plans expense, net of forfeitures	$ 4,216	3,854	3,356
Defined contribution plans forfeitures	52	82	115

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

The amounts charged to expense related to the multinational pension savings plan contributions, for the fiscal years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Multinational pension savings plan expense	$494	465	420

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(7)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at March 31, is as follows:

(In thousands)	2015	2014
Recoverable insurance losses	$ 10,468	5,219
Deferred income tax assets	19,004	34,376
Deferred finance charges – revolver	7,396	8,728
Savings plans and supplemental plan	23,208	23,212
Noncurrent tax receivable	—	9,106
Other	15,120	15,744
	$ 75,196	96,385

A summary of accrued expenses at March 31, is as follows:

(In thousands)	2015	2014
Payroll and related payables	$ 32,041	27,248
Commissions payable	8,282	8,263
Accrued vessel expenses	79,549	96,468
Accrued interest expense	14,514	14,816
Other accrued expenses	11,869	10,507
	$ 146,255	157,302

A summary of other current liabilities at March 31, is as follows:

(In thousands)	2015	2014
Taxes payable	$56,620	56,080
Deferred gain on vessel sales - current	25,057	13,996
Other	784	491
	$82,461	70,567

A summary of other liabilities and deferred credits at March 31, is as follows:

(In thousands)	2015	2014
Postretirement benefits liability	$23,018	23,185
Pension liabilities	41,279	35,234
Deferred gain on vessel sales	136,238	85,316
Other	34,573	35,469
	$235,108	179,204

(8)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

The company’s employee stock option, restricted stock awards, restricted stock units (that settle in Tidewater common stock), phantom stock, and cash-based performance unit plans, are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its employee restricted stock, stock unit and stock option plans are critical to its operations and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock. The restricted stock and stock unit awards include performance shares.

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

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants at March 31, are as follows:

March 31, 2015
Shares of common stock reserved for issuance under the plans	2,580,880
Shares of common stock available for future grants	871,674

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were granted in fiscal 2015 but not during fiscal 2014 and 2013. The fair value and assumptions used for the stock options issued during the year ended March 31, 2015, are as follows:

2015
Weighted average fair value of stock options granted	$5.54
Risk-free interest rate	1.82%
Expected dividend yield	2.4%
Expected stock price volatility	30%
Expected stock option life	6.5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2015, 2014 and 2013:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2012	$ 44.93	1,725,424
Granted	—	—
Exercised	29.09	(141,542)
Expired or cancelled/forfeited	52.47	(27,607)
Outstanding at March 31, 2013	46.24	1,556,275
Granted	—	—
Exercised	36.86	(186,219)
Expired or cancelled/forfeited	—	—
Outstanding at March 31, 2014	47.51	1,370,056
Granted	22.80	428,326
Exercised	35.21	(29,118)
Expired or cancelled/forfeited	42.97	(60,058)
Outstanding at March 31, 2015	$ 41.69	1,709,206

Information regarding the 1,709,206 options outstanding at March 31, 2015 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2015	$22.80 - $33.83	$45.75 - $48.96	$55.76 - $65.69
Options outstanding	728,287	394,515	586,404
Weighted average exercise price of options outstanding	$27.34	$45.86	$56.70
Weighted average remaining contractual life of options outstanding	7.5 years	5.0 years	2.0 years
Options exercisable	307,488	394,515	586,404
Weighted average exercise price of options exercisable	$33.56	$45.86	$56.70
Weighted average remaining contractual life of options exercisable	4.1 years	5.0 years	2.0 years

Additional information regarding stock options for the years ended March 31, are as follows:

(In thousands, except number of stock options and weighted average price)	2015	2014	2013
Intrinsic value of options exercised	$475	4,059	2,544
Number of stock options vested	7,527	8,926	144,537
Fair value of stock options vested	$40	115	2,154
Number of options exercisable	1,288,407	1,370,056	1,547,349
Weighted average exercise price of options exercisable	$47.86	47.51	46.27

There was no intrinsic value of any options outstanding or exercisable at March 31, 2015.

Stock option compensation expense along with the reduction effect on basic and diluted earnings per share, and stock option compensation expense for the years ended March 31, are as follows:

(In thousands, except per share data)	2015	2014	2013
Stock option compensation expense	$71	12	2,049
Basic earnings per share reduced by	0.00	0.00	0.03
Diluted earnings per share reduced by	0.00	0.00	0.03

As of March 31, 2015, total unrecognized stock-option compensation costs amounted to $2.3 million or $1.3 million net of tax. No stock option compensation costs were capitalized as part of the cost of an asset. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

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

The following table sets forth a summary of restricted stock award activity of the company for fiscal 2015, 2014 and 2013:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2012	51.43	266,418	223,641
Granted	—	—	—
Vested	49.53	(110,802)	—
Cancelled/forfeited	56.84	(7,067)	(59,503)
Non-vested balance at March 31, 2013	50.95	148,549	164,138
Granted	55.04	28,963	—
Vested	56.71	(93,739)	(1,749)
Cancelled/forfeited	35.76	(4,949)	(56,123)
Non-vested balance at March 31, 2014	$ 54.75	78,824	106,266
Granted	—	—	—
Vested	57.46	(48,574)	—
Cancelled/forfeited	47.09	(5,959)	(37,861)
Non-vested balance at March 31, 2015	$ 56.94	24,291	68,405

Restrictions on approximately 24,291 time-based restricted stock awards outstanding at March 31, 2015 will lapse during fiscal 2016, and restrictions on 68,405 performance-based restricted stock awards outstanding at March 31, 2015 will lapse during fiscal 2016 if performance-based targets are achieved.

Restricted stock award compensation expense and grant date fair value for the years ended March 31, is as follows:

(In thousands)	2015	2014	2013
Grant date fair value of restricted stock vested	$2,791	4,671	5,488
Restricted stock compensation expense	2,855	4,633	5,987

As of March 31, 2015, total unrecognized restricted stock compensation costs amounted to $0.5 million, or $0.5 million net of tax. No restricted stock award compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2015, 2014 and 2013.

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

The following table sets forth a summary of restricted stock unit activity of the company for fiscal 2015, 2014, and 2013:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2012	$ 54.18	248,288	72.23	84,394
Granted	50.16	259,158	67.11	84,323
Vested	54.17	(79,507)	—	—
Cancelled/forfeited	54.18	(10,274)	72.23	(3,476)
Non-vested balance at March 31, 2013	$ 51.69	417,665	69.62	165,241
Granted	49.37	265,937	56.44	91,132
Vested	52.22	(175,673)	—	—
Cancelled/forfeited	52.43	(12,720)	—	—
Non-vested balance at March 31, 2014	$ 50.24	495,209	53.58	256,373
Granted	54.48	551	—	—
Vested	50.92	(237,229)	—	—
Cancelled/forfeited	49.62	(7,381)	—	—
Non-vested balance at March 31, 2015	$ 49.50	251,150	53.58	256,373

Restrictions on approximately 156,772 time-based units and 92,194 performance-based units outstanding at March 31, 2015 will vest during fiscal 2016.

Restricted stock unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2015	2014	2013
Grant date fair value of restricted stock units vested	$12,080	9,176	4,307
Restricted stock unit compensation expense	17,214	12,664	7,836

As of March 31, 2015, total unrecognized restricted stock unit compensation costs amounted to $16.6 million, or $11.4 million net of tax. No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during fiscal 2015, 2014 and 2013.

Phantom Stock Plan

The company provides a Phantom Stock Plan to provide additional incentive compensation to key employees including officers of the company. The plan awards phantom stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan. The phantom shares generally have a three or four-year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. Participants receive dividend equivalents at the same rate as dividends on the company’s common stock.

The following table sets forth a summary of phantom stock activity of the company for fiscal 2015, 2014 and 2013:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2012	49.23	103,311	28,059
Granted	50.76	27,100	—
Vested	43.60	(54,823)	—
Cancelled/forfeited	54.26	(6,993)	(28,059)
Non-vested balance at March 31, 2013	51.74	68,595	—
Granted	48.81	31,736	1,291
Vested	51.45	(35,095)	—
Cancelled/forfeited	50.93	(4,354)	—
Non-vested balance at March 31, 2014	$50.94	60,882	1,291
Granted	22.80	546,058	—
Vested	48.47	(33,987)	—
Cancelled/forfeited	50.70	(5,482)
Non-vested balance at March 31, 2015	$24.07	567,471	1,291

Restrictions on 196,047 time-based shares will lapse in fiscal 2016. The fair value of the non-vested phantom shares at March 31, 2015 is $19.14 per unit.

Phantom stock compensation expense and grant date fair value of phantom stock vested for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Grant date fair value of phantom stock vested	$1,647	1,806	2,390
Phantom stock compensation expense	933	1,706	2,507
Phantom stock compensation costs capitalized as part of an asset	—	—	—

As of March 31, 2015, total unrecognized phantom stock compensation costs amounted to $13.4 million, or $10.8 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Cash-based Performance Plan

The company provides a Cash-based Performance Plan as additional incentive compensation to officers of the company. The plan awards units equal to cash to participants where each unit represents the right to receive, at the end of a vesting period, up to two dollars.

Vesting of the various cash-based performance units (CBU) is based on metrics such as a three year TSR as measured against a three year TSR of a defined peer group and ROTC for the company over a three year performance period. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the TSR cash-based performance units. The fair value of the ROTC CBUs is based on the market price of our common stock on the date of grant less dividends associated with the ROTC component. The CBUs do not receive dividend equivalents. The restrictions on the CBU’s lapse if the company meets specific targets as defined. Upon retirement, the Compensation Committee of the Board of Directors will take into consideration the accelerated vesting of the CBUs after certain age and service criteria are met. Cash-based performance unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

The following table sets forth a summary of cash-based performance plan unit activity of the company for fiscal 2015:

	Weighted-average Grant-Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2014	—	—
Granted	1.10	4,519,703
Vested	—	—
Cancelled/forfeited	—	—
Non-vested balance at March 31, 2015	$1.10	4,519,703

No cash-based performance units outstanding at March 31, 2015 will vest during fiscal 2016.

Cash-based performance unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2015
Grant date fair value of cash-based performance units	$—
Cash-based performance unit compensation expense	72

As of March 31, 2015, total unrecognized cash-based performance plan compensation costs amounted to $4.9 million, or $3.3 million net of tax. No cash-based performance plan compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized cash-based performance plan compensation costs will be affected by any future cash-based unit grants and by the separation of an employee from the company who has received cash-based performance plan units that are unvested as of their separation date. There were no modifications to the cash-based performance plan units during fiscal 2015.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company provides a Deferred Stock Unit Plan to its non-employee directors. The plan provides that each non-employee director is granted annually a number of stock units having an aggregate value of $115,000 beginning fiscal 2013 and $100,000 prior to fiscal 2013 on the date of grant. Dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit granted from inception of the plan to March 2013 shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. For these units, the participant can elect to receive five annual installments or a lump sum. Beginning with deferred stock units granted in fiscal 2014, participants have the additional option of electing a distribution made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company or distribution date commencing on an anniversary of the grant date, whichever is earlier. For the units granted in fiscal 2015 and 2014, the participant can elect to receive annual installments of two to ten years or a lump sum distribution.

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2015, 2014 and 2013:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2012	50.56	114,580
Dividend equivalents reinvested	46.73	2,472
Retirement distribution	—	—
Granted	50.48	26,955
Balance at March 31, 2013	50.48	144,007
Dividend equivalents reinvested	53.82	2,492
Retirement distribution	59.65	(26,661)
Granted	49.47	26,550
Balance at March 31, 2014	$48.68	146,388
Dividend equivalents reinvested	34.63	3,794
Retirement distribution	47.50	(21,492)
Granted	19.14	56,370
Balance at March 31, 2015	$39.53	185,060

Deferred stock units are fully vested at the time of grant. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Deferred stock unit compensation expense, which is reflected in general and administrative expenses, for the years ended March 31, are as follows:

(In thousands)	2015	2014	2013
Deferred stock units compensation expense (benefit)	$(2,477)	1,737	1,085

(9)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock at March 31, are as follows:

	2015	2014
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.10	$0.10
Common stock shares issued	47,029,359	49,730,442
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

In May 2015, the company’s Board of Directors authorized an extension of its current common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or borrowings under its revolving credit facility or other borrowings to fund any share repurchases. As of March 31, 2015, the company had $100 million remaining authorized under this repurchase program available to repurchase shares. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2015, $100 million remains available to repurchase shares under the May 2014 share repurchase program.

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

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2015	2014	2013
Aggregate cost of common stock repurchased	$99,999	—	85,034
Shares of common stock repurchased	2,841,976	—	1,856,900
Average price paid per common share	$35.19	—	45.79

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31, are as follows:

(In thousands, except per share data)	2015	2014	2013
Dividends declared	$49,127	49,973	49,766
Dividend per share	1.00	1.00	1.00

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the years ended March 31, are as follows:

	For the year ended March 31, 2014					For the year ended March 31, 2015
(in thousands)	Balance at 3/31/13	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/14	Balance at 3/31/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/15
Available for sale securities	(121)	(92)	305	213	92	92	(64)	207	143	235
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(4,353)	4,237	—	4,237	(116)	(116)	(9,013)	—	(9,013)	(9,129)
Interest rate swap	(2,856)	—	466	466	(2,390)	(2,390)	—	717	717	(1,673)
Total	(17,141)	4,145	771	4,916	(12,225)	(12,225)	(9,077)	924	(8,153)	(20,378)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the years ended March 31,

	Year Ended March 31,		Affected line item in the condensed consolidated statements of income
(In thousands)	2015	2014
Realized gains on available for sale securities	$207	469	Interest income and other, net
Amortization of interest rate swap	717	717	Interest and other debt costs
Total pre-tax amounts	924	1,186
Tax effect	—	415
Total gains for the period, net of tax	$924	771

Included in accumulated other comprehensive loss for the year ended March 31, 2015, is an after-tax loss of $1.8 million ($2.6 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note 5. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(10)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2015	2014	2013

Net earnings (loss) available to common shareholders (A)	$(65,190)	140,255	150,750

Weighted average outstanding shares of common stock, basic (B)	48,658,840	49,392,749	49,550,391
Dilutive effect of options and restricted stock awards	—	287,365	183,649
Weighted average common stock and equivalents (C)	48,658,840	49,680,114	49,734,040

Earnings per share, basic (A/B)	$(1.34)	2.84	3.04
Earnings per share, diluted (A/C)	$(1.34)	2.82	3.03

Additional information:
Antidilutive options and restricted stock shares	284,635	34,486	82,758

(11)	SALE/LEASBACK ARRANGEMENTS

Fiscal 2015 Sale/Leasebacks

During fiscal 2015, the company sold six vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. Under the sale/leaseback agreements the company has the right to re-acquire the vessel for a fixed percentage of the original sales price at a defined date during the lease, deliver the vessel to the owners at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the leases for 24 months at mutually agreeable lease rates.

The company is accounting for these transactions as sale/leasebacks with operating lease treatment and will record the payments as vessel operating lease expense on a straight-line basis over the lease term. The deferred gains will be amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessels would reduce the vessels’ stated cost if the company elects to exercise the purchase options.

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2015:

Fiscal 2015 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in Years	Purchase Option Percentage	Purchase Option at end of:
First	1	$13,400	$4,002	$9,398	7	61%	6th Year
Second	1	19,350	8,214	11,136	8.5	47%	8th Year
Third	3	78,200	33,233	44,967	8 – 9	60%	7th or 8th Year
Fourth	1	13,000	5,115	7,885	7	50%	6th Year
	6	$123,950	$50,564	$73,386

Fiscal 2014 Sale/Leasebacks

During fiscal 2014, the company sold ten vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. Under the sale/leaseback agreements the company has the right to re-acquire the vessel for a fixed percentage of the original sales price at a defined date during the lease, deliver the vessel to the owners at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the leases for 24 months at mutually agreeable lease rates.

The company is accounting for these transactions as sale/leasebacks with operating lease treatment and will record the payments as vessel operating lease expense on a straight-line basis over the lease term. The deferred gains will be amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessels would reduce the vessels’ stated cost if the company elects to exercise the purchase options.

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2014:

Fiscal 2014 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in Years	Purchase Option Percentage	Purchase Option at at end of:
Second	2	$65,550	$34,325	$31,225	7	55%	6th Year
Third	4	141,900	105,649	36,251	7 - 9	54 - 68%	6th or 8th Year
Fourth	4	63,305	32,845	30,460	7 – 10	53 - 59%	6th or 9th Year
	10	$270,755	$172,819	$97,936

Fiscal 2010 Sale/Leaseback

In June and July 2009, the company sold six vessels to unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers.

The sale/leaseback transactions resulted in proceeds to the company of approximately $101.8 million and a deferred gain of $39.6 million. The aggregate carrying value of the six vessels was $62.2 million at the dates of sale. The company accounted for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the five year charter hire operating lease terms.

During the fourth quarter of fiscal 2014, the company elected to repurchase all six vessels from their respective lessors for an aggregate price of $78.8 million. Three of these were subsequently sold and leased back in March 2014. Two additional vessels were sold and leased back in April 2014 and March 2015, respectively. The carrying value of these purchased vessels has been reduced by the previously unrecognized deferred gain of $39.6 million. Refer to “Fiscal 2014 Sale/Leasebacks” above.

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

In September 2012, the company elected to repurchase one of its leased vessels from the lessor for $8.8 million. During October 2012, the company repurchased a second leased vessel, for $8.4 million. In March 2014, the company repurchased a third and fourth leased vessel for a total cost of $22.8 million. In November 2014, the company repurchased a fifth leased vessel for a total cost of $11.2 million. Three of these vessels were sold and leased back in fiscal 2015.

Future Minimum Lease Payments

As of March 31, 2015, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
2016	$ 9,485	20,879	30,364
2017	9,485	20,879	30,364
2018	9,605	23,485	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610
Total future lease payments	$ 81,172	155,306	236,478

(12)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $43 million.

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of March 31, 2015:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/15	Remaining Balance 3/31/15
Vessels under construction:
Deepwater PSVs (A)	17	$576,847	223,301	353,546
Towing supply vessels (A)	6	105,804	79,297	26,507
Other	1	8,014	8,014	—
Total vessel commitments	24	$690,665	310,612	380,053

(A)

In April 2015, the company cancelled the construction contracts for three towing-supply vessels. There were approximately $13 million of remaining costs to be incurred on these three vessels at the time of termination. In May 2015, the company and the Chinese shipyard that is constructing two 275-foot deepwater PSVs came to an agreement that provides the company an option to take delivery of one or both vessels at any time prior to June 30, 2016 or receive the return of installments aggregating $5.7 million per vessel at the end of this period. There were approximately $41 million of remaining costs to be incurred on these two vessels at the time of the agreement. Refer to Note (19) for a discussion of these vessel construction contract modifications.

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 3,800 and 6,000 deadweight tons (DWT) of cargo capacity while the towing-supply/supply vessels under construction have 7,145 brake horsepower (BHP). The new-build vessels began to deliver in April 2015, with delivery of the final new-build vessel expected in September 2016.

With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining 21 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the completion of the fleet renewal and modernization program.

The company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2015. The company had committed and invested $8 million as of March 31, 2015.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated by late 2015 after certain Angolan regulatory approvals have been obtained.

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

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire, unless extended, in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarter ended March 31, 2015 and continues to discuss this type of billing arrangement with other customers. We are unable to determine the impact that an inability to extend the consortium agreement would have on the existing split billing arrangements, and the ability to enter into new split billing arrangements. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term.

In November 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations generally require oil companies to sell U.S. dollars to the National Bank of Angola to buy kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies. These foreign exchange resident oilfield service companies, in turn, are required to source U.S. dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for dollars, then such service companies will be required to source dollars exclusively through the National Bank of Angola. Sonatide has had limited success to date negotiating tripartite agreements but it continues its discussions with customers, commercial banks and the National Bank of Angola regarding these arrangements.

For the fiscal year ended March 31, 2015, the company collected (primarily through Sonatide) approximately $338 million from its Angola operations, which is slightly less than the approximately $351 million of revenue recognized for the same period. Of the $338 million collected approximately $159 million represented U.S. dollars received by Sonatide on behalf of the company or dollars directly received by the company from customers. The balance of $179 million collected resulted from Sonatide’s converting kwanza into dollars and subsequently expatriating the dollars to Tidewater. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2015.

Though Sonatide experienced a substantially reduced ability to convert kwanzas to dollars during parts of the quarter ended December 31, 2014 (possibly due to holiday season and/or the newly enhanced role of the National Bank of Angola from November 2014 in the conversion process), the company believes that the process for converting kwanzas has functioned reasonably well for much of fiscal 2015, particularly given that the conversion process was still developing. Sonatide continues to press its commercial bank relationships to increase the amount of dollars that are made available to Sonatide.

As of March 31, 2015, the company had approximately $420 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide generally reflect cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds. Cash held by Sonatide began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in July 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. During this time, the company began using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

Beginning in the first quarter of fiscal 2015, Sonatide began sending invoices to those customers that insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide seeks to convert those kwanzas into U.S. dollars and subsequently utilize those U.S. dollars to pay the amounts that Sonatide owes the company. This conversion and expatriation process is subject to those risks and considerations set forth above.

For the fiscal year ended March 31, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $351 million, or 23%, of its consolidated vessel revenue, from an average of approximately 80 Tidewater-owned vessels that are marketed through the Sonatide joint venture (8 of which were stacked on average during the year ended March 31, 2015), and, for the year ended March 31, 2014, generated vessel revenues of approximately $357 million, or 25%, of consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels (five of which were stacked on average during the year ended March 31, 2014).

Sonatide joint venture owns nine vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of March 31, 2015, Sonatide maintained the equivalent of approximately $150 million of kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. As of March 31, 2015 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $67 million and $62 million, respectively.

Due from affiliate at March 31, 2015 and March 31, 2014 of approximately $420 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide. The collection of the amounts due from customers and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at March 31, 2015 and March 31, 2014 of approximately $186 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $66 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola earlier this year. Following recent discussions with port state authorities and local counsel, the company is uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company has been informed by the authorities that the deadline for foreign vessel operators to comply with any rules implementing the decree has been set for June 2015. The company is seeking further clarification of the new decree and has been advised that a grace period for compliance will be granted until such clarifications are published. The company is exploring potential alternative structures in order to comply.

The Angolan government has included a proposal for a new levy in its most recent budget that could impose an additional 10-20% surcharge on foreign exchange transactions. We understand that a new decree imposing a levy could be published soon. The specific details of the levy have not yet been disclosed and it is not clear if this new decree would apply to Sonatide’s scope of operations. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy is enacted into law, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is enacted.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in Angola. Redeployment of vessels to and from Angola in the year ended March 31, 2015 has resulted in a net 13 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola.

As the company considers the redeployment of additional vessels from Angola to other markets, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $48.5 million as of March 31, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $46.6 million as of March 31, 2015) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $39.7 million as of March 31, 2015) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $8.8 million as of March 31, 2015) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) has awarded subsidiaries of the company more than $62 million in compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($13.9 million as of March 13, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration.

As previously reported by the company, on February 16, 2010, Tidewater and certain of its subsidiaries (collectively, the “Claimants”) filed with ICSID a Request for Arbitration against Venezuela. In May 2009, Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela, took possession and control of (a) eleven of the Claimants’ vessels that were then supporting PDVSA operations in Lake Maracaibo, (b) the Claimants’ shore-based headquarters adjacent to Lake Maracaibo, (c) the Claimants’ operations in Lake Maracaibo, and (d) certain other related assets. In July 2009, Petrosucre, S.A., a subsidiary of PDVSA, took possession and control of the Claimants’ four vessels, operations, and related assets in the Gulf of Paria. It was Tidewater’s position that, through those measures, Venezuela directly or indirectly expropriated the Claimants’ Venezuela investments, including the capital stock of the Claimants’ principal operating subsidiary in Venezuela. As a result of the seizures, the lack of further operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation the company might collect in the future, the company recorded a charge during the year ended March 31, 2010 to write off substantially all of the assets associated with the company’s Venezuelan operations.

The Claimants alleged in the Request for Arbitration that the measures taken by Venezuela against the Claimants violated Venezuela’s obligations under the BIT and rules and principles of Venezuelan law and international law. In the first phase of the case, the tribunal addressed Venezuela’s objections to the tribunal’s jurisdiction over the dispute. On February 8, 2013, the tribunal issued its decision on jurisdiction and found that it had jurisdiction over the claims under the BIT, including the claim for compensation for the expropriation of Tidewater’s principal operating subsidiary, but that it did not have jurisdiction based on Venezuela’s investment law. The practical effect of the tribunal’s decision was to exclude from the ICSID arbitration proceeding the Claimants’ claims for expropriation of the fifteen vessels described above. While the tribunal determined that it did not have jurisdiction over the claim for the seizure of the fifteen vessels, Tidewater received during fiscal 2011 insurance proceeds for the insured value of those vessels (less an additional premium payment triggered by those proceeds).

The company will take appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. The Company notes that Venezuela may seek annulment of the award and other post-award relief under the ICSID Convention and may seek a stay of enforcement of the award while those post-award remedial proceedings are pending. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award relief may be sought by Venezuela, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of March 31, 2015.

Repairs to U.S. Flagged Vessels Operating Abroad

The company recently became aware that we may not have been following all applicable laws and regulations in documenting and declaring upon re-entry to U.S. waters all repairs done on our U.S. flagged vessels while they were working outside the United States. When a U.S. flagged vessel operates abroad, any repairs made abroad must be declared to U.S. Customs. Duties must be paid for certain of those repairs upon return to U.S. waters. During our examination of our most recent filings with U.S. Customs, we determined that it was necessary to file amended forms with U.S. Customs. We continue to evaluate the return of other U.S. flagged vessels to the United States to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries, we do not yet know the magnitude of any duties, fines or interest associated with amending the entries for these vessels. We are committed to bolstering our processes, procedures and training to ensure that we correctly identify all repairs made abroad if and when U.S. flagged vessels return to the United States in the future.

Currency Devaluation and Fluctuation Risk

Due to the company’s global operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our non-U.S. contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Angolan operations are disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million. The spot contracts settled by April 1, 2015. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million. The spot contracts settled by April 2, 2014.

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

At March 31, 2015, and 2014 the company did not have any forward contracts outstanding.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$3,007	3,007	—	—
Total fair value of assets	$3,007	3,007	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$16,559	16,559	—	—
Total fair value of assets	$16,559	16,559	—	—

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

(In thousands)	2015	2014	2013
Amount of impairment incurred	$14,525	9,341	8,078
Combined fair value of assets incurring impairment	28,509	11,149	14,733

(14)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions for the years ended March 31, are as follows:

(In thousands, except number of vessels disposed)	2015	2014	2013
Gain on vessels disposed	$2,988	12,247	12,191
Number of vessels disposed	13	48	32

Also included in gain on dispositions of assets, net in fiscal 2015 are amortized gains on sale/leaseback transactions of $17.7 million as well as a gain related to the reversal of an accrued $3 million liability related to contingent consideration potentially payable to the former owners of Troms Offshore based on the achievement by the Troms operation of certain performance metrics subsequent to its acquisition by the company. The company’s current expectation is that such performance metrics will not be achieved. Included in gain on dispositions of assets, net in fiscal 2014 and fiscal 2013 are gains of $4 million and $2.3 million, respectively related to the sale of the company’s two shipyards. Please refer to Note (13) above for a discussion on asset impairment.

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

(In thousands)	2015	2014	2013
Revenues:
Vessel revenues:
Americas	$505,699	410,731	327,059
Asia/Pacific	150,820	154,618	184,014
Middle East/North Africa	205,787	186,524	149,412
Sub-Saharan Africa/Europe	606,052	666,588	569,513
	1,468,358	1,418,461	1,229,998
Other operating revenues	27,159	16,642	14,167
	$1,495,517	1,435,103	1,244,165

Vessel operating profit:
Americas	$122,988	90,936	40,318
Asia/Pacific	11,541	29,044	43,704
Middle East/North Africa	37,258	42,736	39,069
Sub-Saharan Africa/Europe	122,169	136,092	129,460
	293,956	298,808	252,551
Other operating loss	(8,022)	(1,930)	(833)
	285,934	296,878	251,718

Corporate general and administrative expenses (A)	(40,621)	(47,703)	(48,704)
Corporate depreciation	(4,014)	(3,073)	(3,391)
Corporate expenses	(44,635)	(50,776)	(52,095)

Gain on asset dispositions, net	9,271	11,722	6,609
Goodwill impairment	(283,699)	(56,283)	—
Restructuring charge	(4,052)	—	—
Operating income (loss)	(37,181)	201,541	206,232
Foreign exchange gain	8,678	1,541	3,011
Equity in net earnings of unconsolidated companies	10,179	15,801	12,189
Interest income and other, net	1,927	2,123	3,476
Loss on early extinguishment of debt	—	(4,144)	—
Interest and other debt costs	(50,029)	(43,814)	(29,745)
Earnings (loss) before income taxes	$(66,426)	173,048	195,163

Depreciation and amortization:
Americas	$47,682	43,298	40,454
Asia/Pacific	18,383	17,174	19,416
Middle East/North Africa	27,538	24,441	18,784
Sub-Saharan Africa/Europe	73,614	79,199	65,241
	167,217	164,112	143,895
Other	3,973	295	13
Corporate	4,014	3,073	3,391
	$175,204	167,480	147,299

Additions to properties and equipment:
Americas	$94,137	99,798	52,299
Asia/Pacific	91,497	2,586	19,858
Middle East/North Africa	1,842	8,042	3,833
Sub-Saharan Africa/Europe (B)	36,105	488,984	197,534
	223,581	599,410	273,524
Other	18,571	31,841	—
Corporate (C)	124,411	175,233	179,058
	$366,563	806,484	452,582

Total assets (D):
Americas	$1,016,133	1,017,736	880,368
Asia/Pacific	506,265	421,379	607,546
Middle East/North Africa	666,983	613,303	507,124
Sub-Saharan Africa/Europe	2,064,010	2,383,507	1,706,355
	4,253,391	4,435,925	3,701,393
Other	49,554	31,545	5,102
	4,302,945	4,467,470	3,706,495
Investments in and advances to unconsolidated companies	65,844	63,928	46,047
	4,368,789	4,531,398	3,752,542
Corporate (E)	387,373	354,431	415,513
	$4,756,162	4,885,829	4,168,055

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

(E)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At March 31, 2015, 2014 and 2013, $235.2 million, $228.9 million and $229.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the years ended March 31,:

Revenue by vessel class: (In thousands):	2015	% of Vessel Revenue	2014	% of Vessel Revenue	2013	% of Vessel Revenue
Americas fleet:
Deepwater	$353,232	24%	263,750	18%	179,032	15%
Towing-supply	125,029	9%	115,055	8%	120,817	10%
Other	27,438	2%	31,926	3%	27,210	2%
Total	$505,699	35%	410,731	29%	327,059	27%
Asia/Pacific fleet:
Deepwater	$94,538	6%	88,191	6%	96,118	8%
Towing-supply	53,281	4%	62,630	5%	84,217	7%
Other	3,001	<1%	3,797	<1%	3,679	<1%
Total	$150,820	10%	154,618	11%	184,014	15%
Middle East/North Africa fleet:
Deepwater	$85,279	6%	66,503	5%	55,945	5%
Towing-supply	117,232	8%	116,720	8%	89,902	7%
Other	3,276	<1%	3,301	<1%	3,565	<1%
Total	$205,787	14%	186,524	13%	149,412	12%
Sub-Saharan Africa/Europe fleet:
Deepwater	$326,315	22%	364,722	26%	273,544	22%
Towing-supply	208,324	14%	231,224	16%	226,357	18%
Other	71,413	5%	70,642	5%	69,612	6%
Total	$606,052	41%	666,588	47%	569,513	46%
Worldwide fleet:
Deepwater	$859,364	58%	783,166	55%	604,639	50%
Towing-supply	503,866	35%	525,629	37%	521,293	42%
Other	105,128	7%	109,666	8%	104,066	8%
Total	$1,468,358	100%	1,418,461	100%	1,229,998	100%

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2015	2014	2013
Chevron Corporation	12.7%	18.1%	17.8%
Petroleo Brasileiro SA	11.8%	8.6%	8.6%
BP plc	10.1%	8.9%	7.9%

(16)	GOODWILL

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

Goodwill by reportable segment at March 31, 2015 and 2014 is as follows:

(In thousands)	March 31, 2014	Goodwill acquired	Impairments	March 31, 2015
Americas	$114,237	—	114,237	—
Sub-Saharan Africa/Europe	169,462	—	169,462	—
Total carrying amount (A)	$283,699	—	283,699	—

(In thousands)	March 31, 2013	Goodwill acquired	Impairments	March 31, 2014
Americas	$114,237	—	—	114,237
Asia/Pacific	56,283	—	56,283	—
Sub-Saharan Africa/Europe	127,302	42,160	—	169,462
Total carrying amount (B)	$297,822	42,160	—	283,699

(A)	The total carrying amount of goodwill at December 31, 2014 is net of accumulated impairment charges of $370.9 million.
(B)

The total carrying amount of goodwill at December 31, 2013 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

Goodwill, as a percentage of total assets and stockholders’ equity, at March 31, is as follows:

	2015	2014
Goodwill as a percentage of total assets	—	6%
Goodwill as a percentage of stockholders’ equity	—	11%

(17)	RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2015 the Company’s management initiated a plan to begin reorganizing its operations worldwide as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels. This plan consists of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $4.1 million restructuring charge during the quarter ended March 31, 2015.

Reorganization efforts to date most significantly included the redeployment of vessels from our Australian operation to other international markets where opportunities to profitably operate such vessels are considered more robust. The departure of these vessels from the Australian market and the associated reductions in onshore and offshore staffing resulted in the termination of a number of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreement and in accordance with Australian labor laws.

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, is as follows:

	Quarter
(In thousands except per share data)	First	Second	Third	Fourth
Fiscal 2015
Revenues	$385,677	397,524	387,554	324,762
Operating income(A)	66,004	84,723	(213,580)	25,672
Net earnings attributable to Tidewater Inc.	43,673	60,907	(160,694)	(9,076)
Basic earnings per share attributable to Tidewater Inc.	$.88	1.23	(3.31)	(.19)
Diluted earnings per share attributable to Tidewater Inc.	$.88	1.22	(3.31)	(.19)
Fiscal 2014
Revenues	$334,085	367,937	365,248	367,833
Operating income(A)	43,425	76,565	20,488	61,063
Net earnings attributable to Tidewater Inc.	30,083	54,172	12,583	43,417
Basic earnings per share attributable to Tidewater Inc.	$.61	1.10	.25	.88
Diluted earnings per share attributable to Tidewater Inc.	$.61	1.09	.25	.88

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, vessel operating leases, goodwill impairment, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Goodwill impairment by quarter for fiscal 2015 and 2014 and gain on asset dispositions, net, by quarter for fiscal 2015 and 2014, are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2015:
Goodwill impairment	$—	—	(283,699)	—
Gain on asset dispositions, net	$2,943	3,590	(1,537)	4,275
Fiscal 2014:
Goodwill impairment	$—	—	(56,283)	—
Gain on asset dispositions, net	$2,140	49	7,170	2,363

(19)	SUBSEQUENT EVENTS

In May 2015, the company’s Board of Directors authorized an extension of its current common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or borrowings under its revolving credit facility or other borrowings to fund any share repurchases. As of March 31, 2015, the company had $100 million remaining authorized under this repurchase program available to repurchase shares. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In May 2015, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of a (i) $600 million revolving credit facility and a (ii) $300 million term loan facility.

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total rate of 4.22%).

On April 23, 2015, the company notified the international shipyard constructing the six 7,145 BHP towing-supply-class vessels that it was terminating the first three of the six towing-supply vessels as a result of late delivery and requested the return of $36.1 million in aggregate installment payments together with interest on these installments, or all but approximately $1 million of the carrying value of the accumulated costs through March 31, 2015. In May 2015, the company made a demand on the Bank of China refundment guarantees that secure the return of these installments. It is uncertain whether this shipyard or the Bank of China will contest the return of these installments. There was an aggregate $12.7 million in estimated remaining costs to be incurred on these three vessels at the time of the termination.

After March 31, 2015, the company entered into negotiations with the Chinese shipyard constructing two of the 275-foot deepwater PSVs to resolve issues associated with the delivery of these vessels. In May 2015, the parties settled these issues to their mutual satisfaction. (While the settlement is subject to the issuance by the Bank of China of modified refundment guarantees, the company believes this condition will likely be satisfied.) Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million remaining payment per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels will continue to be secured by Bank of China refundment guarantees.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2015, 2014 and 2013

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period

Fiscal 2015
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$35,737	2,405	508		37,634

Fiscal 2014
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$46,332	1,399	11,994	(A)	35,737

Fiscal 2013
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$49,921	900	4,489	(B)	46,332

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

FISCAL YEAR ENDED MARCH 31, 2015

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

10.7+	Tidewater Inc. 2006 Stock Incentive Plan effective July 20, 2006 (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

10.8+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.9+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.10+

Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-6311).

10.11+

Second Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on From 10-Q for the quarter ended September 30, 2014, File No. 1-6311).

10.12+

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

10.13+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan applicable to 2009 grants (filed with the Commission as Exhibit 10.19 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.14+

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

10.16+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.17+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.18+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2015 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, File No. 1-6311).

10.19+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2015 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, File No. 1-6311).

10.20+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.21+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.22+

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

10.25+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.26+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.29 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.27+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.28+

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

10.32+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.33+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.34+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan

(filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.35+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.36+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.37+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.38+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.39+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.40+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards) (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.41+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311).

10.42+

Form of Incentive Agreement under the Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.43+	Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.44+

Form of Officer Agreement under the Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

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