Form 10-Q
period 2015-06-30
TIDEWATER INC
filed 2015-08-10
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

46,967,560 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 31, 2015. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

ASSETS	June 30, 2015	March 31, 2015
Current assets:
Cash and cash equivalents	$102,984	78,568
Trade and other receivables, net	262,762	303,096
Due from affiliate	385,452	420,365
Marine operating supplies	43,255	49,005
Other current assets	40,359	17,781
Total current assets	834,812	868,815
Investments in, at equity, and advances to unconsolidated companies	62,701	65,844
Properties and equipment:
Vessels and related equipment	4,714,193	4,717,132
Other properties and equipment	119,684	119,879
	4,833,877	4,837,011
Less accumulated depreciation and amortization	1,114,671	1,090,704
Net properties and equipment	3,719,206	3,746,307
Other assets	96,765	75,196
Total assets	$4,713,484	4,756,162

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,659	54,011
Accrued expenses	118,162	146,255
Due to affiliate	192,046	185,657
Accrued property and liability losses	3,460	3,669
Current portion of long-term debt	45,420	10,181
Other current liabilities	74,483	82,461
Total current liabilities	492,230	482,234
Long-term debt	1,498,109	1,524,295
Deferred income taxes	25,618	23,276
Accrued property and liability losses	9,727	10,534
Other liabilities and deferred credits	230,632	235,108

Commitments and Contingencies (Note 7)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 46,965,458 shares at June 30, 2015 and 47,029,359 shares at March 31, 2015	4,696	4,703
Additional paid-in capital	162,707	159,940
Retained earnings	2,303,831	2,330,223
Accumulated other comprehensive loss	(20,181)	(20,378)
Total stockholders’ equity	2,451,053	2,474,488
Noncontrolling Interests	6,115	6,227
Total equity	2,457,168	2,480,715
Total liabilities and equity	$4,713,484	4,756,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,

	2015	2014
Revenues:
Vessel revenues	$298,313	381,510
Other operating revenues	6,461	4,167
	304,774	385,677
Costs and expenses:
Vessel operating costs	179,281	217,244
Costs of other operating revenues	5,744	4,661
General and administrative	43,953	51,060
Vessel operating leases	8,443	6,540
Depreciation and amortization	45,657	43,111
(Gain)/loss on asset dispositions, net	7,607	(2,943)
	290,685	319,673
Operating income	14,089	66,004
Other income (expenses):
Foreign exchange loss	(4,133)	(1,289)
Equity in net earnings/(losses) of unconsolidated companies	(2,441)	5,283
Interest income and other, net	790	622
Interest and other debt costs, net	(13,182)	(13,129)
	(18,966)	(8,513)
Earnings (loss) before income taxes	(4,877)	57,491
Income tax expense	10,287	13,792
Net earnings (loss)	(15,164)	43,699
Less: Net earnings (losses) attributable to noncontrolling interests	(112)	26
Net earnings (loss) attributable to Tidewater Inc.	$(15,052)	43,673

Basic earnings (loss) attributable to Tidewater Inc. per common share	$(0.32)	0.88

Diluted earnings (loss) attributable to Tidewater Inc. per common share	$(0.32)	0.88

Weighted average common shares outstanding	46,981,747	49,580,038
Dilutive effect of stock options and restricted stock	—	282,986
Adjusted weighted average common shares	46,981,747	49,863,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,

	2015	2014
Net earnings (loss)	$(15,164)	43,699
Other comprehensive income/(loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0 and $55	(52)	101
Amortization of loss on derivative contract, net of tax of $0 and $63	179	116
Change in other benefit plan minimum liability, net of tax of $0 and $70	70	131
Total comprehensive income (loss)	$(14,967)	44,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2015	2014
Operating activities:
Net earnings (loss)	$(15,164)	43,699
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	45,657	43,111
Provision for deferred income taxes	64	2,432
(Gain) loss on asset dispositions, net	7,607	(2,943)
Equity in earnings (losses) of unconsolidated companies, less dividends	3,143	(3,998)
Compensation expense - stock-based	3,219	5,341
Changes in assets and liabilities, net:
Trade and other receivables	40,280	(39,044)
Changes in due to/from affiliate, net	41,302	31,552
Marine operating supplies	5,250	(5,822)
Other current assets	(10,578)	(12,534)
Accounts payable	4,227	(5,360)
Accrued expenses	(28,772)	(25,590)
Accrued property and liability losses	(209)	(367)
Other current liabilities	(6,811)	(616)
Other liabilities and deferred credits	708	817
Other, net	2,774	267
Net cash provided by operating activities	92,697	30,945
Cash flows from investing activities:
Proceeds from sales of assets	5,866	3,754
Proceeds from sale/leaseback of assets	—	13,400
Additions to properties and equipment	(92,598)	(39,874)
Refunds from cancelled vessel construction contracts	24,190	—
Other	(690)	3
Net cash used in investing activities	(63,232)	(22,717)
Cash flows from financing activities:
Debt issuance costs	(936)	—
Principal payments on long-term debt	(23,662)	(3,959)
Debt borrowings	31,338	—
Proceeds from exercise of stock options	—	994
Cash dividends	(11,789)	(12,520)
Other	—	349
Net cash used in financing activities	(5,049)	(15,136)
Net change in cash and cash equivalents	24,416	(6,908)
Cash and cash equivalents at beginning of period	78,568	60,359
Cash and cash equivalents at end of period	$102,984	53,451

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$22,430	24,385
Income taxes	$17,441	11,170
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$421	5,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(15,052)	197	(112)	(14,967)
Exercise of stock options	—	186	—	—	—	186
Cash dividends declared ($.25 per share)	—	—	(11,340)	—	—	(11,340)
Amortization of restricted stock units	—	2,456	—	—	—	2,456
Amortization/cancellation of restricted stock	(7)	125	—	—	—	118
Balance at June 30, 2015	$4,696	162,707	2,303,831	(20,181)	6,115	2,457,168

Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive income	—	—	43,673	348	26	44,047
Exercise of stock options	3	997	—	—	—	1,000
Cash dividends declared ($.25 per share)	—	—	(12,589)	—	—	(12,589)
Amortization of restricted stock units	—	992	—	—	—	992
Amortization/cancellation of restricted stock	(4)	3,846	—	—	—	3,842
Cash received from noncontrolling interests	—	—	—	—	449	449
Cash paid to noncontrolling interests	—	—	—	—	(50)	(50)
Balance at June 30, 2014	$4,972	148,216	2,575,339	(11,877)	6,412	2,723,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on May 28, 2015.

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

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to June 30, 2015 and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or, when considered advantageous, borrowings under its revolving credit facility or other borrowings to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities, the company’s own liquidity and in the context of current conditions in the credit and capital markets.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended
	June 30,
(In thousands, except dividend per share)	2015	2014
Dividends declared	$11,340	12,589
Dividend per share	0.25	0.25

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component, net of tax for the quarter ended June 30, 2015 and 2014 are as follows:

	For the quarter ended June 30, 2014					For the quarter ended June 30, 2015
(in thousands)	Balance at 3/31/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 6/30/14	Balance at 3/31/15	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 6/30/15

Available for sale securities	92	31	70	101	193	235	(114)	62	(52)	183
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(116)	131	—	131	15	(9,129)	70	—	70	(9,059)
Interest rate swap	(2,390)	—	116	116	(2,274)	(1,673)	—	179	179	(1,494)

Total	(12,225)	162	186	348	(11,877)	(20,378)	(44)	241	197	(20,181)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters ended June 30, 2015 and 2014:

	Quarter Ended
	June 30,		Affected line item in the condensed
(In thousands)	2015	2014	consolidated statements of income
Realized gains on available for sale securities	$62	108	Interest income and other, net
Amortization of interest rate swap	179	178	Interest and other debt costs, net
Total pre-tax amounts	241	286
Tax effect	—	100
Total gains for the period, net of tax	$241	186

(3)	INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three month period ended June 30, 2015. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended June 30, 2015.

Income tax expense for the quarter ended June 30, 2015 reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at June 30, 2015 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	June 30, 2015
Tax liabilities for uncertain tax positions	$16,965
Income tax payable	36,730

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower tax expense if realized at June 30, 2015, are as follows:

(In thousands)	June 30, 2015
Unrecognized tax benefit related to state tax issues	$11,685
Interest receivable on unrecognized tax benefit related to state tax issues	34

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2008. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(4)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The pension plan is currently adequately funded and the company did not contribute to the pension plan during the quarters ended June 30, 2015 and 2014, and does not expect to contribute to the plan during the remaining quarters of fiscal 2016.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive loss. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters ended June 30, 2015 and 2014, and does not expect to contribute to the supplemental plan during the remaining quarters of fiscal 2016.

Investments held in the Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2015 and March 31, 2015:

	June 30,	March 31,
(In thousands)	2015	2015
Investments held in Rabbi Trust	$9,775	9,915
Unrealized gains (losses) in fair value of trust assets	182	235
Obligations under the supplemental plan	26,056	25,510

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2015	2014
Pension Benefits:
Service cost	$234	206
Interest cost	935	968
Expected return on plan assets	(530)	(685)
Amortization of prior service cost	9	12
Recognized actuarial loss	567	247
Net periodic benefit cost	$1,215	748

Other Benefits:
Service cost	$75	68
Interest cost	211	226
Amortization of prior service cost	(510)	(508)
Recognized actuarial benefit	(245)	(325)
Net periodic benefit cost	$(469)	(539)

(5)	INDEBTEDNESS

Senior Notes, Revolving Credit and Term Loan Agreement

In May 2015, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of a (i) $600 million revolving credit facility and a (ii) $300 million term loan facility.

A summary of debt outstanding at June 30, 2015 and March 31, 2015, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2015	2015
Credit facility:
Term loan agreement (A)	$300,000	300,000
Revolving line of credit (A) (B)	—	20,000
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.2	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$531,339	516,879
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.3	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$172,175	167,910
September 2010 senior unsecured notes (C):
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.4	4.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding (Level 2)	$440,712	431,296
July 2003 senior unsecured notes:
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	0.1	0.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding (Level 2)	$35,075	35,197

(A)	Fair values approximate carrying values because the borrowings bear interest at variable rates.
(B)	$600 million and $580 million were available under the revolver at June 30, 2015 and March 31, 2015, respectively.
(C)

Principal repayments of approximately $42.5 million due during the twelve months ending June 30, 2016 are classified as long term debt in the accompanying balance sheet at June 30, 2015 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June 2019.

Other U.S. Dollar Denominated Debt

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a spread based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total rate of 4.22%).

A summary of the other U.S. dollar denominated borrowings outstanding at June 30, 2015 and March 31, 2015 are as follows:

	June 30,	March 31,
(In thousands)	2015	2015
May 2015 notes:
Amount outstanding	$31,338	—
Fair value of debt outstanding (Level 2)	31,462	—
March 2015 notes:
Amount outstanding	$29,488	29,488
Fair value of debt outstanding (Level 2)	29,512	29,501

(A) Notes require semi-annual principal payments.

Norwegian Kroner Denominated Debt

A summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at June 30, 2015 and March 31, 2015, and their U.S. dollar equivalents are as follows:

	June 30,	March 31,
(In thousands)	2015	2015
3.81% January 2014 notes (A):
NOK denominated	275,000	275,000
U.S. dollar equivalent	$35,001	34,234
Fair value in U.S. dollar equivalent (Level 2)	34,978	34,226
5.38% May 2012 notes (A):
NOK denominated	153,360	161,880
U.S. dollar equivalent	$19,519	20,152
Fair value in U.S. dollar equivalent (Level 2)	19,441	19,924
Variable rate borrowings:
June 2013 borrowing agreement (B)
NOK denominated	25,000	25,000
U.S. dollar equivalent	$3,182	3,112
May 2012 borrowing agreement (B)
NOK denominated	—	20,000
U.S. dollar equivalent	$—	2,490

(A) Notes require semi-annual principal payments.

(B) Fair values approximate carrying values because the borrowings bear interest at variable rates.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended June 30,

(In thousands)	2015	2014
Interest and debt costs incurred, net of interest capitalized	$13,182	13,129
Interest costs capitalized	2,944	2,872
Total interest and debt costs	$16,126	16,001

(6)	EARNINGS (LOSS) PER SHARE

The components of basic and diluted earnings (loss) per share for the quarters ended June 30, are as follows:

	Quarter Ended June 30,

(In thousands, except share and per share data)	2015	2014
Net income (loss) available to common shareholders	$(15,052)	43,673
Weighted average outstanding shares of common stock, basic	46,981,747	49,580,038
Dilutive effect of options and restricted stock awards and units	—	282,986
Weighted average common stock and equivalents	46,981,747	49,863,024

Earnings (loss) per share, basic (A)	$(0.32)	0.88
Earnings (loss) per share, diluted (B)	$(0.32)	0.88

Additional information:
Antidilutive incremental options and restricted stock awards and units	268,227	—

(A)	The company calculates “earnings per share, basic” by dividing “net income available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(B)	The company calculates “Earnings per share, diluted” by dividing “net income available to common shareholders” by “Weighted average common stock and equivalents”.

(7)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of June 30, 2015:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 6/30/15	Remaining Balance 6/30/15
Vessels under construction:
Deepwater PSVs	13	$439,109	227,291	211,818
Towing-supply vessels	3	51,016	39,533	11,483
Total vessel commitments	16	$490,125	266,824	223,301

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 4,200 and 6,000 deadweight tons (DWT) of cargo capacity while the towing-supply vessels under construction are vessels that have 7,145 brake horsepower (BHP). The new-build vessels began to deliver in July 2015, with delivery of the final new-build vessel expected in April 2017.

The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining 16 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the completion of the fleet renewal and modernization program.

In April 2015, the company notified an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels, that it was terminating the first three of the six towing-supply vessels as a result of late delivery and requested the return of $36.1 million in aggregate installment payments together with interest on these installments, or all but approximately $0.8 million of the carrying value of the accumulated costs through March 31, 2015. There was an aggregate $12.7 million in estimated remaining costs to be incurred on these three vessels at the time of the termination. In May 2015, the company made a demand on the Bank of China refundment guarantees that secure the return of these installments. In June 2015, the company entered into settlement agreements with the shipyard that provided for a return of the $36.1 million in aggregate installment payments, termination of the company’s obligation to pay any future amounts on these vessels, and the application of the accrued interest owing on the returned installments ($3.5 million) to offset future installment obligations on other vessels at this shipyard. The interest “credit” is not secured by Bank of China refundment guarantees. The shipyard returned $24.2 million in June 2015, and $12 million in July 2015. The company has withdrawn its demands against the Bank of China refundment guarantees with respect to these three vessels. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million remaining payment per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of June 30, 2015.

The company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of June 30, 2015.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered timely and in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions generally located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to pursue successfully legal action to compel payment of these instruments. When third party credit support that is acceptable to the company is not available or cost effective, the company endeavors to limit its credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

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

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. The MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, the MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the MNOPF.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated by late 2015 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has imposed a burden on Tidewater’s management of its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds has resulted in payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire, unless extended, in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The company is unable to determine the impact that an inability to extend the consortium agreement would have on the existing split billing arrangements, and the ability to enter into new split billing arrangements. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term.

In November 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations generally require oil companies to channel any U.S. dollar sales they choose to make through the National Bank of Angola to buy Angolan kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies. These foreign exchange resident oilfield services companies, in turn, generally have a need to source U.S. dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then such service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the fiscal year ended March 31, 2015, the company collected (primarily through Sonatide) approximately $338 million from its Angola operations, which is slightly less than the approximately $351 million of revenue recognized for the same period. Of the $338 million collected approximately $159 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $179 million that was collected in fiscal 2015 resulted from Sonatide’s converting Angolan kwanzas into U.S. dollars and subsequently expatriating the U.S. dollars to Tidewater. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2015.

For the three months ended June 30, 2015, the company collected (primarily through Sonatide) approximately $101 million from its Angolan operations, which is $33 million more than the approximately $68 million of revenue recognized for the same period. Of the $101 million collected, approximately $49 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $52 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to Tidewater.

The company believes that the process for converting Angolan kwanzas continues to function reasonably well, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of June 30, 2015, the company had approximately $385 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide is generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the three months ended June 30, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $68 million, or 23%, of its consolidated vessel revenue, from an average of approximately 70 Tidewater-owned vessels that are marketed through the Sonatide joint venture (seven of which were stacked on average during the three months ended June 30, 2015), and, for the three months ended June 30, 2014, generated vessel revenues of approximately $87 million, or 23%, of consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels (four of which were stacked on average during the three months ended June 30, 2014).

Sonatide owns eight vessels (two of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of June 30, 2015, Sonatide maintained the equivalent of approximately $111 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $30 million of U.S. dollar-denominated deposits in banks outside of Angola. As of June 30, 2015 and March 31, 2015, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $62 million and $67 million, respectively.

Due from affiliate at June 30, 2015 and March 31, 2015 of approximately $385 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide. The collection of the amounts due from customers and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at June 30, 2015 and March 31, 2015 of approximately $192 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $41 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following recent discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company has been informed by the authorities that enforcement of the new decree would commence in July 2015.The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

The Angolan government enacted a new statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2015, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net 13 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola. Redeployment of vessels to and from Angola during the quarter ended June 30, 2015 has resulted in a net four vessels transferred out of Angola.

As the company considers the redeployment of additional vessels from Angola to other markets, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to Tidewater’s results of operations and cash flows for the periods when such costs would be incurred. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $50 million as of June 30, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $48 million as of June 30, 2015) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $41 million as of June 30, 2015) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $9 million as of June 30, 2015) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Nigeria Marketing Agent Litigation

In October 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent (Phoenix Tide Offshore Nigeria Limited) and two of its principals (H.H. The Otunba Ayora Dr.Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

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

Repairs to U.S. Flagged Vessels Operating Abroad

The company recently became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to U.S. waters all repairs done on its U.S. flagged vessels while they were working outside the United States. When a U.S. flagged vessel operates abroad, any repairs made abroad must be declared to U.S. Customs. Duties must be paid for certain of those repairs upon return to U.S. waters. During our examination of our most recent filings with U.S. Customs, we determined that it was necessary to file amended forms with U.S. Customs. We continue to evaluate the return of other U.S. flagged vessels to the United States to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries, we do not yet know the magnitude of any duties, fines or interest associated with amending the entries for these vessels. We are committed to bolstering our processes, procedures and training to ensure that we correctly identify all repairs made abroad if and when U.S. flagged vessels return to the United States in the future.

Currency Devaluation and Fluctuation Risk

Due to the company’s global operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our non-U.S. contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Angolan operations through the Sonatide joint venture are disclosed in this Note 7 above and in “Foreign Exchange Risk” under Item 3 “Qualitative and Quantitative Disclosure about Market Risk.”

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($14.7 million as of June 30, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $63.6 million as of June 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company will take appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. The company has not yet received a timetable for briefing and hearings associated with the annulment proceedings. The company is evaluating whether to seek to lift the provisional stay of enforcement during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award relief may be sought by Venezuela, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of June 30, 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in the supplemental plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of June 30, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$3,825	3,825	—	—
Preferred stock	—	—	—	—
Foreign stock	210	210	—	—
American depository receipts	1,642	1,642	—	—
Preferred American depository receipts	14	14	—	—
Real estate investment trusts	57	57	—	—
Debt securities:
Government debt securities	1,915	1,360	555	—
Open ended mutual funds	1,915	1,915	—	—
Cash and cash equivalents	382	33	349	—
Total	$9,960	9,056	904	—
Other pending transactions	(185)	(185)	—	—
Total fair value of plan assets	$9,775	8,871	904	—

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$3,859	3,859	—	—
Preferred stock	—	—	—	—
Foreign stock	201	201	—	—
American depository receipts	1,685	1,685	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	59	59	—	—
Debt securities:
Government debt securities	1,926	1,377	549	—
Open ended mutual funds	1,916	1,916	—	—
Cash and cash equivalents	377	72	305	—
Total	$10,038	9,184	854	—
Other pending transactions	(123)	(123)	—	—
Total fair value of plan assets	$9,915	9,061	854	—

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

Cash Equivalents. The company’s cash equivalents, which are securities with original maturities less than 90 days, are held in money market funds or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

The company had no spot contracts outstanding at June 30, 2015. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and settled by April 1, 2015.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. Forward contracts are valued using counterparty quotations, and we validate the information obtained from those counterparties in calculating the ultimate fair values using the market approach and obtaining broker quotations. As such, these derivative contracts are classified as Level 2.

The company did not have any forward contracts outstanding at June 30, 2015 or March 31, 2015.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2015:

(In thousands)	Total	Quoted prices in active markets (Level1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$5,152	5,152	—	—
Total fair value of assets	$5,152	5,152	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2015:

(In thousands)	Total	Quoted prices in active markets (Level1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$3,007	3,007	—	—
Total fair value of assets	$3,007	3,007	—	—

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

Gain/(loss) on asset dispositions, net for the first quarter of fiscal 2016 decreased $10.6 million, as compared to the same period in fiscal 2015 due to the recognition of $11.7 million of impairments to stacked vessels and other assets, $0.8 million related to the cancellation of vessel construction contracts and $2.4 million related to a vessel under construction that is currently the subject of an arbitration proceeding in Brazil (so as to reduce the carrying value of capitalized costs related to this vessel to the amount that is covered by third party credit support). These amounts were partially offset by the recognition of deferred gains related to sale/leaseback transactions of $5.8 million and $1.5 million of net gains from the sale of vessels and other assets during the quarter.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2015 and 2014, along with the amount of impairment. The impairment charges were recorded in gain/(loss) on asset dispositions, net.

(In thousands)	June 30, 2015	June 30, 2014
Amount of impairment incurred	$14,958	950
Combined fair value of assets incurring impairment	46,855	220

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at June 30, 2015 and March 31, 2015 is as follows:

(In thousands)	June 30, 2015	March 31, 2015
Recoverable insurance losses	$9,660	10,468
Deferred income tax assets	21,282	19,004
Deferred finance charges – revolver	7,913	7,396
Savings plans and supplemental plan	22,808	23,208
Vessel construction contract refunds	19,486	—
Other	15,616	15,120
	$96,765	75,196

A summary of accrued expenses at June 30, 2015 and March 31, 2015 is as follows:

(In thousands)	June 30, 2015	March 31, 2015
Payroll and related payables	$30,228	32,041
Commissions payable	6,288	8,282
Accrued vessel expenses	70,737	79,549
Accrued interest expense	4,809	14,514
Other accrued expenses	6,100	11,869
	$118,162	146,255

A summary of other current liabilities at June 30, 2015 and March 31, 2015 is as follows:

(In thousands)	June 30, 2015	March 31, 2015
Taxes payable	$49,780	56,620
Deferred gain on vessel sales - current	24,368	25,057
Other	335	784
	$74,483	82,461

A summary of other liabilities and deferred credits at June 30, 2015 and March 31, 2015 is as follows:

(In thousands)	June 30, 2015	March 31, 2015
Postretirement benefits liability	$22,411	23,018
Pension liabilities	43,173	41,279
Deferred gain on vessel sales	130,299	136,238
Other	34,749	34,573
	$230,632	235,108

(10)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year, therefore, it will be effective for the company in the first quarter of fiscal 2019 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. This new guidance is effective for the company in the first quarter of fiscal 2017. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which affects reporting entities that are required to evaluate whether certain legal entities should be consolidated. The ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This new guidance is effective for the company in the first quarter of fiscal 2017. The company is in the process of evaluating whether adoption of this update will have a material impact on its financial statements.

(11)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2015 and 2014. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended
	June 30,
(In thousands)	2015	2014
Revenues:
Vessel revenues:
Americas	$114,172	119,983
Asia/Pacific	27,937	40,249
Middle East/North Africa	47,266	55,539
Sub-Saharan Africa/Europe	108,938	165,739
	298,313	381,510
Other operating revenues	6,461	4,167
	$304,774	385,677

Vessel operating profit/(loss):
Americas	$23,839	30,208
Asia/Pacific	1,750	(971)
Middle East/North Africa	8,160	11,793
Sub-Saharan Africa/Europe	1,291	37,602
	35,040	78,632
Other operating loss	(1,836)	(2,423)
	33,204	76,209

Corporate general and administrative expenses	(10,014)	(12,332)
Corporate depreciation	(1,494)	(816)
Corporate expenses	(11,508)	(13,148)

Gain/(loss) on asset dispositions, net	(7,607)	2,943
Operating income	$14,089	66,004
Foreign exchange loss	(4,133)	(1,289)
Equity in net earnings/(losses) of unconsolidated companies	(2,441)	5,283
Interest income and other, net	790	622
Interest and other debt costs, net	(13,182)	(13,129)
Earnings (loss) before income taxes	$(4,877)	57,491

Depreciation and amortization:
Americas	$12,050	11,408
Asia/Pacific	5,389	4,386
Middle East/North Africa	7,075	6,582
Sub-Saharan Africa/Europe	18,235	19,049
	42,749	41,425
Other	1,414	870
Corporate	1,494	816
	$45,657	43,111

Additions to properties and equipment:
Americas	$22,054	16,238
Asia/Pacific	635	73
Middle East/North Africa	292	430
Sub-Saharan Africa/Europe	273	2,575
	23,254	19,316
Other	—	4,036
Corporate (A)	69,765	21,746
	$93,019	45,098

(A)	Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at June 30, 2015 and March 31, 2015:

(In thousands)	June 30, 2015	March 31, 2015
Total assets:
Americas	$1,087,484	1,016,133
Asia/Pacific	497,040	506,265
Middle East/North Africa	621,676	666,983
Sub-Saharan Africa/Europe	2,040,892	2,064,010
	4,247,092	4,253,391
Other	47,082	49,554
	4,294,174	4,302,945
Investments in, at equity, and advances to unconsolidated companies	62,701	65,844
	4,356,875	4,368,789
Corporate (A)	356,609	387,373
	$4,713,484	4,756,162

(A) Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At June 30, 2015 and March 31, 2015, $181.5 million and $235.2 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended June 30, 2015 and 2014:

	Quarter Ended
	June 30,
Revenue by vessel class: (In thousands):	2015	% of Vessel Revenue	2014	% of Vessel Revenue
Americas fleet:
Deepwater	$80,152	27%	82,282	21%
Towing-supply	29,515	10%	29,517	8%
Other	4,505	1%	8,184	2%
Total	$114,172	38%	119,983	31%
Asia/Pacific fleet:
Deepwater	$19,833	7%	24,242	7%
Towing-supply	8,104	2%	15,037	4%
Other	—	—	970	<1%
Total	$27,937	9%	40,249	11%
Middle East/North Africa fleet:
Deepwater	$20,386	7%	19,467	5%
Towing-supply	26,189	9%	35,279	9%
Other	691	<1%	793	<1%
Total	$47,266	16%	55,539	15%
Sub-Saharan Africa/Europe fleet:
Deepwater	$53,966	18%	91,691	24%
Towing-supply	41,198	14%	55,436	14%
Other	13,774	5%	18,612	5%
Total	$108,938	37%	165,739	43%
Worldwide fleet:
Deepwater	$174,337	59%	217,682	57%
Towing-supply	105,006	35%	135,269	35%
Other	18,970	6%	28,559	8%
Total	$298,313	100%	381,510	100%

(12)	GOODWILL

The company historically performed its annual goodwill impairment test at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

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

Goodwill by reportable segment at June 30, 2015 and 2014 is as follows:

(In thousands)		March 31, 2015	Goodwill acquired	Impairments	June 30, 2015
Americas	$	—	—	—	—
Sub-Saharan Africa/Europe		—	—	—	—
Total carrying amount (A)	$	—	—	—	—

(In thousands)		March 31, 2014	Goodwill acquired	Impairments	June 30, 2014
Americas	$	114,237	—	—	114,237
Sub-Saharan Africa/Europe		169,462	—	—	169,462
Total carrying amount (B)	$	283,699	—	—	283,699

(A)	The total carrying amount of goodwill at June 30, 2015 is net of accumulated impairment charges of $370.9 million.

(B)

The total carrying amount of goodwill at June 30, 2014 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

(13)	SALE/LEASEBACK ARRANGEMENTS

As of June 30, 2015, the future minimum lease payments for vessels under operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
Remaining nine months of 2016	$7,114	15,659	22,773
2017	9,485	20,879	30,364
2018	9,605	23,485	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610
Total future lease payments	$78,801	150,086	228,887

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of earnings, comprehensive income, cash flows, and equity for the three-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2015, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

August 10, 2015

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this report and include, without limitation, volatility in worldwide energy demand and oil and gas prices; and the potential long-term effects of a depressed level of oil and gas prices; consolidation of our customer base: fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control. Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on May 28, 2015, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on May 28, 2015.

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At June 30, 2015, the company owned or chartered 272 vessels (excluding nine joint venture vessels, but including 38 stacked vessels) and eight ROVs available to serve the global energy industry.

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

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with the many other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. For more discussion on factors that influence our revenues, see “Macroeconomic Environment and Outlook” in this Item.

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

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs, and other vessel operating costs.

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. The delivery of new-build offshore rigs and support vessels currently under construction may further increase the number of technologically sophisticated offshore rigs and support vessels operating worldwide. Crew costs may continue to increase as competition for skilled personnel intensifies, though a weaker offshore energy market should somewhat mitigate the upward trend in crew costs experienced in recent years. Overall labor costs will also be impacted by the company’s operation of remotely operated vehicles (ROVs), which generally require more highly compensated personnel than the company’s existing fleet.

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or other major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

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

Insurance costs and loss reserves are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated by late 2015 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has imposed a burden on Tidewater’s management of its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds has resulted in payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire, unless extended, in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The company is unable to determine the impact that an inability to extend the consortium agreement would have on the existing split billing arrangements, and the ability to enter into new split billing arrangements. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term.

In November 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations generally require oil companies to channel any U.S. dollar sales they choose to make through the National Bank of Angola to buy Angolan kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies. These foreign exchange resident oilfield service companies, in turn, generally have a need to source U.S. dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then such service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements but it continues its to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the fiscal year ended March 31, 2015, the company collected (primarily through Sonatide) approximately $338 million from its Angola operations, which is slightly less than the approximately $351 million of revenue recognized for the same period. Of the $338 million collected approximately $159 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $179 million that was collected in fiscal 2015 resulted from Sonatide’s converting Angolan kwanzas into U.S. dollars and subsequently expatriating the U.S. dollars to Tidewater. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2015.

For the three months ended June 30, 2015, the company collected (primarily through Sonatide) approximately $101 million from its Angolan operations, which is $33 million more than the approximately $68 million of revenue recognized for the same period. Of the $101 million collected, approximately $49 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $52 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to Tidewater.

The company believes that the process for converting Angolan kwanzas continues to function reasonably well, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of June 30, 2015, the company had approximately $385 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide is generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the three months ended June 30, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $68 million, or 23%, of its consolidated vessel revenue, from an average of approximately 70 Tidewater-owned vessels that are marketed through the Sonatide joint venture (seven of which were stacked on average during the three months ended June 30, 2015), and, for the three months ended June 30, 2014, generated vessel revenues of approximately $87 million, or 23%, of consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels (four of which were stacked on average during the three months ended June 30, 2014).

Sonatide owns eight vessels (two of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of June 30, 2015, Sonatide maintained the equivalent of approximately $111 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $30 million of U.S. dollar-denominated deposits in banks outside of Angola. As of June 30, 2015 and March 31, 2015, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $62 million and $67 million, respectively.

Due from affiliate at June 30, 2015 and March 31, 2015 of approximately $385 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide. The collection of the amounts due from customers and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at June 30, 2015 and March 31, 2015 of approximately $192 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $41 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following recent discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company has been informed by the authorities that enforcement of the new decree would commence in July 2015.The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

The Angolan government enacted a new statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2015, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net 13 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola. Redeployment of vessels to and from Angola during the quarter ended June 30, 2015 has resulted in a net four vessels transferred out of Angola.

As the company considers the redeployment of additional vessels from Angola to other markets, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to Tidewater’s results of operations and cash flows for the periods when such costs would be incurred. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

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

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for offshore oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand, estimates of current and future oil and natural gas production, the relative cost of exploring, developing and producing onshore and offshore oil and natural gas, and our customers’ ability to access exploitable oil and natural gas resources. The prices of crude oil and natural gas are critical factors in our customers’ investment and spending decisions, including their decisions to contract drilling rigs and offshore support vessels in support of offshore exploration, field development and production activities in the various global geographic markets, in most of which the company already operates.

After a significant decrease in the price of oil during fiscal 2015, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil remained relatively stable during the quarter ended June 30, 2015. Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will correlate with demand for, and the price of, crude oil, which during July 2015, was trading around $53 per barrel for West Texas Intermediate (WTI) crude and around $57 per barrel for Intercontinental Exchange (ICE) Brent crude. The current pricing outlook and recent trend in crude oil prices could continue to suppress additional drilling and exploration activity as prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in calendar 2015 E&P spending surveys.

The continuing rise in production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to negatively impact the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services. The impact of lower gas prices in recent years has been most pronounced in our Americas segment and specifically in our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource. In July 2015, natural gas was trading in the U.S. at approximately $2.80 per Mcf.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also believed to be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered to be less susceptible to short-term fluctuations in the price of crude oil and natural gas though the recent decrease in crude oil prices has already and may continue to cause E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata in July of 2015 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 950 rigs, of which approximately 630 offshore rigs were working as of July 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 950 movable rigs worldwide, approximately 33%, or approximately 310 rigs, are designed to operate in deeper waters. Of the approximately 630 working offshore rigs in July 2015, approximately 220 rigs, or 35%, are designed to operate in deeper waters. As of July 2015, the number of working rigs that are designed to operate in deeper waters was approximately 12% less than the number of deepwater rigs working a year ago. It is further estimated that approximately 36% of the approximate 220 new-build rig total, or approximately 80 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 36% of the approximately 220 deepwater rigs working in July 2015.

Recognizing that 80 newbuild rigs designed to operate in deeper waters represent approximately 36% of the approximate 220 deepwater rigs working in July 2015, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of expected reduced E&P spending.

Investment is also being made in the floating production unit market, with approximately 90 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already installed worldwide, however, given the current economic environment, the risk of cancellation of some new build contracts or the stacking of installed but underutilized rigs continues to increase.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 370 working jack-up rigs as of July 2015 (65% of the 630 working offshore rigs), which is a decrease of approximately 8% of jack-up rigs working a year ago. The construction backlog for new jack-up rigs has decreased approximately 7% over the last twelve months to approximately 130 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market and recognizing that 130 newbuild jackup rigs represent 35% of the approximately 370 jack up rigs working in July 2015, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 510 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (390 vessels), on order or planned as of July 2015. Most of the vessels under construction are scheduled to be delivered within the next 18 months, however, the company believes not all of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions.

As of July 2015, the worldwide fleet of these classes of vessels is estimated at approximately 3,300 vessels, of which Tidewater estimates more than 10% are currently stacked or are not being actively marketed by the vessels’ owners.

Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

The worldwide offshore marine vessel industry has a large number of aged vessels, including approximately 640 vessels, or 20%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are already either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. As discussed above, additional vessel demand, which also could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units.

Excluding the vessels that the company estimates to already be stacked or not actively being marketed by the vessels’ owners, the company estimates that the number of offshore support vessels under construction (390 vessels) represents approximately 13% of the existing worldwide fleet of these vessels. Excluding all of the 640 vessels that are at least 25 years old, the company estimates that the number of offshore support vessels under construction (390 vessels) represents approximately 15% of the existing worldwide fleet of these vessels.

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for high levels of activity, the recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18 months indicates that there may be, at least in the short to intermediate-term, a period of potential overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2016 First Quarter Business Highlights

During the first three months of fiscal 2016 the company continued to focus on enhancing its competitive advantages and its market share in international markets and identifying potential cost savings that could be realized in the context of lower crude oil prices and reduced spending plans of E&P companies. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the remaining vessels under construction. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At June 30, 2015, the company had 272 owned or chartered vessels (excluding joint-venture vessels) in its fleet with an average age of 9.3 years. The average age of 248 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is approximately 7.4 years.

The company’s consolidated net earnings for the first quarter of fiscal 2016 decreased 134%, or $58.7 million, as compared to the first quarter of fiscal 2015, primarily due to a 21% decrease in revenues, a 29% increase in vessel operating lease expense and a $7.6 million loss on asset dispositions, net (as compared to a $2.9 million in gain on asset dispositions, net recorded in the first quarter of fiscal 2015), which were partially offset by an 18% decrease in vessel operating costs and a 14% decrease in general and administrative expenses. The company recorded $298.3 million in vessel revenues during the first quarter of fiscal 2016, which is a decrease of $83.2 million, or 22%, from the vessel revenue earned during the first quarter of fiscal 2015. The overall decrease in revenues for the current quarter is a result of customer reductions in exploration and production spending due to relatively weak oil and gas economic fundamentals which have impacted vessel utilization and average day rates of offshore supply vessels worldwide. Lower vessel utilization in the first quarter of fiscal 2016 reflects, in part, our stacking of 23 additional vessels worldwide which was a primary factor in the company recognizing impairments totaling $15 million during the first quarter of fiscal 2016. Increases to vessel operating leases expense is a result of an increase in the number of leased vessels due to sale/leaseback transactions which occurred during the last three quarters of fiscal 2015. Offsetting revenue declines, vessel operating costs and general and administrative expenses decreased, reflecting the decline in the number of operating vessels and other cost control measures implemented by the company as a result of current market conditions.

Vessel revenues generated by the company’s Americas segment decreased approximately 5%, or $5.8 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to a $3.7 million decrease in revenues earned on the other vessel class as a result of the company stacking six additional vessels during the first quarter of fiscal 2016 and which contributed to a 24 percentage point decrease in utilization rates. Revenues from the deepwater vessel class also decreased $2.1 million, during the same comparative periods, due to a seven percentage point decrease in utilization rates and an 8% decrease in average day rates. This decrease in revenues was partially offset by a decrease in vessel operating costs for the Americas segment, which decreased 3%, or $1.6 million, (inclusive of a 55%, or $5.2 million decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 31%, or $12.3 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to a decrease in utilization rates and average day rates across all vessel classes operating in the segment. This decrease in revenues was partially offset by a decrease in vessel operating costs for the Asia/Pacific, which segment decreased 46%, or $15.1 million (inclusive of a 74%, or $5.8 million decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment decreased 15%, or $8.3 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to a $9.1 million decrease in revenues earned on the towing-supply vessel class as a result of a 17 percentage point decrease in utilization rates and a 9% decrease in average day rates. This decrease in revenues was partially offset by a decrease in vessel operating costs for the Middle East/North Africa segment, which decreased 18%, or $5.8 million (inclusive of a 27%, or $2.4 million decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment decreased 34%, or $56.8 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to a $37.7 million decrease in revenues earned on the deepwater vessels as a result of an 18 percentage point decrease in utilization rates and a 20% decrease in average day rates. Revenues from the towing-supply vessels also decreased $14.2 million, during the same comparative periods, due to a nine percentage point decrease in utilization rates and a fewer number of towing-supply vessels operating in the segment. This decrease in revenues was partially offset by a decrease in vessel operating costs for the Sub-Saharan Africa/Europe segment, which decreased 18%, or $15.6 million (inclusive of a 35%, or $7.6 million decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs) during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended June 30, 2015 and 2014:

	Quarter Ended June 30,

(In thousands)	2015	%	2014	%
Vessel revenues:
Americas	$114,172	38%	119,983	31%
Asia/Pacific	27,937	9%	40,249	11%
Middle East/North Africa	47,266	16%	55,539	15%
Sub-Saharan Africa/Europe	108,938	37%	165,739	43%
Total vessel revenues	$298,313	100%	381,510	100%

Vessel operating costs:
Crew costs	$92,288	31%	111,285	29%
Repair and maintenance	37,254	12%	47,732	13%
Insurance and loss reserves	5,375	2%	5,394	1%
Fuel, lube and supplies	18,110	6%	22,369	6%
Other	26,254	9%	30,464	8%
Total vessel operating costs	$179,281	60%	217,244	57%

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters ended June 30, 2015 and 2014:

	Quarter Ended June 30,

(In thousands)	2015	2014
Other operating revenues	$6,461	4,167
Costs of other operating revenues	5,744	4,661

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the ended June 30, 2015 and 2014.

	Quarter Ended June 30,

(In thousands)	2015	%	2014	%
Vessel operating costs:
Americas:
Crew costs	$33,759	29%	36,566	31%
Repair and maintenance	14,733	13%	9,522	8%
Insurance and loss reserves	1,885	2%	1,601	1%
Fuel, lube and supplies	4,415	4%	7,542	6%
Other	7,014	6%	8,131	7%
	61,806	54%	63,362	53%
Asia/Pacific:
Crew costs	$10,225	37%	18,285	45%
Repair and maintenance	2,076	7%	7,842	20%
Insurance and loss reserves	577	2%	431	1%
Fuel, lube and supplies	2,397	9%	3,758	9%
Other	2,223	8%	2,269	6%
	17,498	63%	32,585	81%
Middle East/North Africa:
Crew costs	$14,660	31%	16,346	29%
Repair and maintenance	6,409	14%	8,780	16%
Insurance and loss reserves	862	2%	1,061	2%
Fuel, lube and supplies	1,899	4%	2,690	5%
Other	2,970	6%	3,674	7%
	26,800	57%	32,551	59%
Sub-Saharan Africa/Europe:
Crew costs	$33,644	31%	40,088	24%
Repair and maintenance	14,036	13%	21,588	13%
Insurance and loss reserves	2,051	2%	2,301	2%
Fuel, lube and supplies	9,399	8%	8,379	5%
Other	14,047	13%	16,390	10%
	73,177	67%	88,746	54%
Total vessel operating costs	$179,281	60%	217,244	57%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2015 and 2014:

	Quarter Ended June 30,

(In thousands)	2015	%	2014	%
Vessel operating profit/(loss):
Americas	$23,839	8%	30,208	8%
Asia/Pacific	1,750	1%	(971)	(1%)
Middle East/North Africa	8,160	3%	11,793	3%
Sub-Saharan Africa/Europe	1,291	<1%	37,602	10%
	35,040	12%	78,632	20%
Other operating loss	(1,836)	(1%)	(2,423)	(1%)
	33,204	11%	76,209	19%

Corporate general and administrative expenses	(10,014)	(3%)	(12,332)	(3%)
Corporate depreciation	(1,494)	(1%)	(816)	(<1%)
Corporate expenses	(11,508)	(4%)	(13,148)	(3%)

Gain/(loss) on asset dispositions, net	(7,607)	(2%)	2,943	1%
Operating income	$14,089	5%	66,004	17%
Foreign exchange loss	(4,133)	(2%)	(1,289)	(<1%)
Equity in net earnings/(losses) of unconsolidated companies	(2,441)	(1%)	5,283	1%
Interest income and other, net	790	<1%	622	<1%
Interest and other debt costs, net	(13,182)	(4%)	(13,129)	(3%)
Earnings (loss) before income taxes	$(4,877)	(2%)	57,491	15%

Americas Segment Operations. Vessel revenues in the Americas segment decreased 5%, or $5.8 million during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due primarily to lower revenues earned on the other vessel class, which decreased 45%, or $3.7 million, during the comparative periods. The decrease in revenues from the other vessel class is primarily due to vessel dispositions and to a 24 percentage point decrease in utilization rates due, in part, to the stacking of vessels. Revenues earned on the deepwater vessels decreased 3%, or $2.1 million, during the same comparative periods, due to a seven percentage point decrease in utilization rates and an 8% decrease in average day rates as well as fewer vessels working due to stackings. The overall decrease in segment revenues is a result of customer reductions in exploration and production spending due to relatively weak oil and gas economic fundamentals.

At the beginning of fiscal 2016, the company had 11 stacked Americas-based vessels. During the first quarter of fiscal 2016, the company stacked three additional vessels and sold one vessel from the previously stacked vessel fleet, resulting in a total of 13 stacked Americas-based vessels as of June 30, 2015.

Operating profit for the Americas segment decreased 21%, or $6.4 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to lower revenues and an increase in vessel operating lease costs, which were partially offset by a 3% or $1.6 million, decrease in vessel operating costs (primarily crew costs, and fuel, lube and supplies costs).

Crew costs decreased 8%, or $2.8 million, and fuel, lube and supplies costs decreased 42%, or $3.1 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due to a decline in vessel operations in the region. Vessel operating lease costs increased 55%, or $2.3 million, during the same comparative periods, due to the increase in the number of vessels operated by the company in the U.S. Gulf of Mexico, Trinidad and Mexico pursuant to sale/leasback arrangements.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 31%, or $12.3 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due to lower revenues earned on the towing-supply and deepwater vessel classes. Revenues from towing-supply vessels decreased 46%, or $6.9 million, during the same comparative periods, primarily due to a 36% decrease in average day rates and a 17 percentage point decrease in utilization rates. Revenues from deepwater vessels decreased 18%, or $4.4 million, during the same comparative periods, primarily due to a 26 percentage point decrease in utilization rates as some deepwater vessels in this region were taken out of service and stacked.

At the beginning of fiscal 2016, the company had one stacked Asia/Pacific-based vessel. During the first quarter of fiscal 2016, the company stacked five additional vessels, resulting in a total of six stacked Asia/Pacific-based vessels as of June 30, 2015.

Operating profit for the Asia/Pacific segment increased $2.7 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due to a 46%, or $15.1 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs, and fuel, lube and supplies costs), partially offset by lower revenues.

Crew costs decreased 44%, or $8.1 million, and fuel, lube and supplies costs decreased 36%, or $1.4 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due to the reduction of vessel operations in the region. Repair and maintenance costs decreased 74%, or $5.8 million, during the same comparative periods, due to the reduction of operations and the comparatively high repair and maintenance costs in the first quarter of fiscal 2015 to prepare vessels for work on special projects in Australia.

Middle East/North Africa Segment Operations. Vessel revenues in the Middle East/North Africa segment decreased 15%, or $8.3 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to lower revenues earned on the towing-supply vessel class. Towing-supply vessel revenue decreased 26%, or $9.1 million, during the same comparative periods, due to a 17 percentage point decrease in utilization rates, in part related to the stacking of a vessel in the region, and a 9% decrease in average day rates. The decrease in revenues earned on the towing-supply vessels were partially offset by an increase in revenues earned on the deepwater vessels. Deepwater vessel revenue increased 5%, or $0.9 million, during the same comparative periods, due an increase in the number of deepwater vessels operating in the segment.

At the beginning of fiscal 2016, the company had two stacked Middle East/North Africa-based vessels. During the first quarter of fiscal 2016, the company stacked one additional vessel, resulting in a total of three stacked Middle East/North Africa-based vessels as of June 30, 2015.

Operating profit for the Middle East/North Africa segment decreased 31%, or $3.6 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to lower revenues, an increase in depreciation expense and an increase in general and administrative expenses, which were offset by an 18%, or $5.8 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supplies costs and other vessel costs).

Crew costs decreased 10%, or $1.7 million, fuel, lube and supplies costs decreased 29%, or $0.8 million, and other vessel costs decreased 19%, or $0.7 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to the decline in vessel operations. Repair and maintenance costs decreased 27%, or $2.4 million, during the same comparative periods, due to a decrease in the number of drydockings and major repairs. Depreciation expense increased 8% or $0.5 million, during the same comparative periods, due to an increase in the number of vessels operating in the segment. General and administrative expenses increased 13%, or $0.6 million, during the same comparative periods, due to the increase in shore based personnel, primarily to support a higher level of activity in Saudi Arabia and in the Black Sea.

Sub-Saharan Africa/Europe Segment Operations. Vessel revenues in the Sub-Saharan Africa/Europe segment decreased 34%, or $56.8 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due to lower revenues earned on the deepwater, and towing-supply vessel classes. Revenues from deepwater vessels decreased 41%, or $37.7 million, during the same comparative periods, primarily due to a 20% decrease in average day rates, an 18 percentage point decrease in utilization rates and as a result of deepwater vessels transferring out of the region. Revenues from towing-supply vessels decreased 26%, or $14.2 million, during the same comparative periods, due to a nine percentage point decrease in utilization rates and a fewer number of towing-supply vessels operating in the segment due to transfers to other regions and vessel stackings.

At the beginning of fiscal 2016, the company had seven stacked Sub-Saharan Africa/Europe-based vessels. During the first quarter of fiscal 2016, the company stacked 14 additional vessels and sold five previously stacked vessels, resulting in a total of 16 stacked Sub-Saharan Africa/Europe-based vessels as of June 30, 2015.

Operating profit for the Sub-Saharan Africa/Europe segment decreased 97%, or $36.3 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to lower revenues, which were partially offset by an 18%, or $15.6 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs and other vessel costs), a decrease in depreciation expense and a decrease in general and administrative expenses.

Crew costs decreased 16%, or $6.4 million, other vessel costs decreased 14%, or $2.3 million, and depreciation expense decreased 4%, or $0.8 million, during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, primarily due to a decrease in the number of vessels operating in the segment. Repair and maintenance costs decreased 35%, or $7.6 million, during the same comparative periods, due to a decrease in the number of drydockings and major repairs. General and administrative expenses decreased 20%, or $3.7 million, during the same comparative periods, due to a reduction of overhead in the region as a result of decreased vessel activity.

Other Items. Insurance expense and loss reserves during the quarter ended June 30, 2015 were comparable to the quarter ended June 30, 2014.

Gain/(loss) on asset dispositions, net for the first quarter of fiscal 2016 decreased $10.6 million, as compared to the same period in fiscal 2015 due to the recognition of $11.7 million of impairments to stacked vessels and other assets, $0.8 million related to the cancellation of vessel construction contracts and $2.4 million related to a vessel under construction that is currently the subject of an arbitration proceeding in Brazil (so as to reduce the carrying value of capitalized costs related to this vessel to the amount that is covered by third party credit support). These amounts were partially offset by the recognition of deferred gains related to sale/leaseback transactions of $5.8 million and $1.5 million of net gains from the sale of vessels and other assets during the quarter.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2015 and 2014, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended June 30,

(In thousands)	2015	2014
Amount of impairment incurred	$14,958	950
Combined fair value of assets incurring impairment	46,855	220

During the quarter ended June 30, 2015, the company recognized a foreign exchange loss of $4.1 million, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency. Additionally, during the quarter ended June 30, 2015, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $12 million, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $6 million, from the Sonatide entities through equity in net earnings/(losses) of unconsolidated companies.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (none at June 30, 2015) or vessels owned by joint ventures (nine vessels at June 30, 2015).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2015 and 2014:

	Quarter Ended
	June 30,
	2015	2014
REVENUE BY VESSEL CLASS (in thousands):
Americas fleet:
Deepwater	$80,152	82,282
Towing-supply	29,515	29,517
Other	4,505	8,184
Total	$114,172	119,983
Asia/Pacific fleet:
Deepwater	$19,833	24,242
Towing-supply	8,104	15,037
Other	—	970
Total	$27,937	40,249
Middle East/North Africa fleet:
Deepwater	$20,386	19,467
Towing-supply	26,189	35,279
Other	691	793
Total	$47,266	55,539
Sub-Saharan Africa/Europe fleet:
Deepwater	$53,966	91,691
Towing-supply	41,198	55,436
Other	13,774	18,612
Total	$108,938	165,739
Worldwide fleet:
Deepwater	$174,337	217,682
Towing-supply	105,006	135,269
Other	18,970	28,559
Total	$298,313	381,510

UTILIZATION:
Americas fleet:
Deepwater	81.3%	88.7
Towing-supply	64.7	62.7
Other	45.3	69.3
Total	69.6%	74.8
Asia/Pacific fleet:
Deepwater	45.0%	70.6
Towing-supply	73.4	90.7
Other	—	100.0
Total	58.2%	83.5
Middle East/North Africa fleet:
Deepwater	70.1%	72.1
Towing-supply	76.5	93.6
Other	100.0	91.9
Total	75.6%	87.8
Sub-Saharan Africa/Europe fleet:
Deepwater	68.4%	86.3
Towing-supply	66.4	75.3
Other	69.7	78.1
Total	68.2%	79.5
Worldwide fleet:
Deepwater	70.7%	83.8
Towing-supply	69.5	78.4
Other	64.3	76.9
Total	68.8%	79.8

	Quarter Ended
	June 30,
	2015	2014

AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$28,568	31,175
Towing-supply	17,289	16,559
Other	8,796	8,856
Total	$22,721	22,443
Asia/Pacific fleet:
Deepwater	$39,268	41,948
Towing-supply	8,391	13,017
Other	—	10,658
Total	$18,994	22,066
Middle East/North Africa fleet:
Deepwater	$22,830	25,081
Towing-supply	12,143	13,366
Other	3,799	4,742
Total	$14,626	15,502
Sub-Saharan Africa/Europe fleet:
Deepwater	$24,278	30,414
Towing-supply	16,052	16,867
Other	5,201	5,562
Total	$14,647	17,179
Worldwide fleet:
Deepwater	$27,128	31,061
Towing-supply	14,197	15,261
Other	5,676	6,306
Total	$17,379	18,701

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2015 and 2014:

	Quarter Ended
	June 30,
	2015	2014

Americas fleet:
Deepwater	38	33
Towing-supply	29	31
Other	12	15

Total	79	79
Less stacked vessels	13	8

Active vessels	66	71

Asia/Pacific fleet:
Deepwater	12	9
Towing-supply	14	14
Other	1	1

Total	27	24
Less stacked vessels	4	—

Active vessels	23	24

Middle East/North Africa fleet:
Deepwater	14	12
Towing-supply	31	31
Other	2	2

Total	47	45
Less stacked vessels	2	1

Active vessels	45	44

Sub-Saharan Africa/Europe fleet:
Deepwater	36	38
Towing-supply	42	48
Other	42	47

Total	120	133
Less stacked vessels	9	4

Active vessels	111	129

Active owned or chartered vessels	245	268
Stacked vessels	28	13

Total owned or chartered vessels	273	281
Joint-venture and other	10	11

Total	283	292

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 38 and 11 stacked vessels at June 30, 2015 and 2014, respectively.

The following is a summary of net properties and equipment at June 30, 2015 and March 31, 2015:

	June 30, 2015		March 31, 2015
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Owned vessels in active service	218	$3,043,670	242	$3,310,476
Stacked vessels	38	319,251	21	38,489
Marine equipment and other assets under construction		277,091		315,552
Other property and equipment (A)		79,194		81,790
Totals	256	$3,719,206	263	$3,746,307

(A)	Other property and equipment includes eight remotely operated vehicles.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the three months ended June 30:

	Three Months Ended
	June 30,
	2015	2014 (A)
Number of vessels disposed by vessel type:
Deepwater PSVs	—	1
Towing-supply PSVs	—	5
Other	9	1
Total	9	7

Number of vessels disposed by segment:
Americas	3	5
Middle East/North Africa	—	1
Sub-Saharan Africa/Europe	6	1
Total	9	7

(A)	Excluded from fiscal 2015 dispositions is one vessel that was sold and leased back by the company.

Vessel and Other Deliveries and Acquisitions

During the first quarter of fiscal 2016, the company took delivery of two newly-built deepwater PSVs. One 268-foot deepwater PSV was constructed at an international shipyard for a total cost of $39.5 million. The other 275-foot deepwater PSV was constructed at different international shipyard for a total cost of $30 million.

During fiscal 2015, the company took delivery of nine newly-built deepwater PSVs. Two 246-foot deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.8 million. Five 275-foot deepwater PSVs were constructed at two international shipyards for a total aggregate cost of $144.9 million. One 268-foot deepwater PSV was constructed at another international shipyard for a total cost of $38.4 million. One 261-foot deepwater PSV was constructed at a U.S. shipyard for a total cost of $49.8 million. The company also acquired two ROVs for a total aggregate cost of $12.4 million.

In addition to the nine vessel and two ROV deliveries noted above, the company acquired one additional deepwater class PSV during fiscal 2015 which had been sold and leased back during fiscal 2006. The company elected to repurchase this vessel from the lessor for a total cost of $11.2 million.

Vessel Commitments at June 30, 2015

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of June 30, 2015:

(In thousands)	Number of Vessels	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 6/30/15	Remaining Balance 6/30/15
Towing-supply:
7,145 BHP AHTS	3	International	9/2015 - 3/2016	$51,016	39,533	11,483
Deepwater:
261-foot PSV	6	International	1/2016 – 4/2017
275-foot PSV	2	International	7/2015 – 10/2015
292-foot PSV	1	International	5/2016
300-foot PSV	2	United States	1/2016, 3/2016
310-foot PSV	2	United States	10/2015, 1/2016
Total Deepwater PSVs	13			439,109	227,291	211,818
Total vessel commitments	16			$490,125	266,824	223,301

In April 2015, the company notified an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels, that it was terminating the first three of the six towing-supply vessels as a result of late delivery and requested the return of $36.1 million in aggregate installment payments together with interest on these installments, or all but approximately $0.8 million of the carrying value of the accumulated costs through March 31, 2015. There was an aggregate $12.7 million in estimated remaining costs to be incurred on these three vessels at the time of the termination. In May 2015, the company made a demand on the Bank of China refundment guarantees that secure the return of these installments. In June 2015, the company entered into settlement agreements with the shipyard that provided for a return of the $36.1 million in aggregate installment payments, termination of the company’s obligation to pay any future amounts on these vessels, and the application of the accrued interest owing on the returned installments ($3.5 million) to offset future installment obligations on other vessels at this shipyard. The interest “credit” is not secured by Bank of China refundment guarantees. The shipyard returned $24.2 million in June 2015 and $20 million in July 2015. The company has withdrawn its demands against the Bank of China refundment guarantees with respect to these three vessels. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million remaining payment per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of June 30, 2015.

The company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. The recovery of the progress payment has been actively pursued during the current quarter and therefore the amounts not covered by insurance have been recognized as a vessel impairment and the remaining $5.6 has been reclassified from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of June 30, 2015.

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various commitments as discussed above:

	Quarter Period Ended
Vessel class and type	09/15	12/15	03/16	06/16	09/16	Thereafter
Deepwater PSVs	1	2	4	3	1	2
Towing-supply vessels	1	1	1	—	—	—
Totals	2	3	5	3	1	2

(In thousands)
Expected quarterly cash outlay	$56,573	62,572	35,364	49,292	5,105	14,395	(A)

(A)	The $14,395 of ‘Thereafter’ vessel construction obligations are expected to be paid as follows: $9,704 during fiscal 2017 and $4,691 during fiscal 2018.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in the remaining vessels under construction, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. In recent years, the company has funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. The company has $223.3 million in unfunded capital commitments associated with the 16 vessels currently under construction at June 30, 2015.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters ended June 30, 2015 and 2014 consist of the following components:

	Quarter Ended
	June 30,
(In thousands)	2015	%	2014	%
Personnel	$27,518	9%	30,740	8%
Office and property	7,382	2%	7,026	2%
Sales and marketing	1,875	1%	4,225	1%
Professional services	4,249	1%	6,487	2%
Other	2,929	1%	2,582	1%
Total	$43,953	14%	51,060	14%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters ended June 30, 2015 and 2014 were as follows:

	Quarter Ended
	June 30,
(In thousands)	2015	%	2014	%
Vessel operations	$32,800	75%	37,669	74%
Other operating activities	1,139	2%	1,059	2%
Corporate	10,014	23%	12,332	24%
Total	$43,953	100%	51,060	100%

General and administrative expenses during the first quarter of fiscal 2016, was 14%, or $7.1 million, lower than the first quarter of fiscal 2015. Decreases in administrative payroll, sales and marketing costs and professional services of $3.2 million, $2.4 million and $2.3 million respectively, were primarily due to the company’s efforts to reduce overhead costs as a result of the downturn in the offshore oil service market.

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

Availability of Cash

At June 30, 2015, the company had $103 million in cash and cash equivalents, of which $46.5 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States, including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt that becomes due, payment of quarterly dividends, required payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

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

The company had $300 million in term loan borrowings outstanding at June 30, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600 million available under the revolver to fund future liquidity needs at June 30, 2015. The company had $300 million of term loan borrowings and $20 million of revolver borrowings outstanding at March 31, 2015.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors on November 15, 2013. A summary of these outstanding notes at June 30, 2015 and March 31, 2015, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.2	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	531,339	516,879

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

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at June 30, 2015 and March 31, 2015, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.3	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	172,175	167,910

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company executed an note purchase agreement and issued $425 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at June 30, 2015 and March 31, 2015, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.4	4.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	440,712	431,296

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2015 and March 31, 2015, is an after-tax loss of $1.5 million ($1.5 million pre-tax), and $1.8 million ($1.8 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

Principal repayments of approximately $42.5 million due during the twelve months ending June 30, 2016 are classified as long term debt in the accompanying balance sheet at June 30, 2015 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June 2019.

July 2003 Senior Notes. In July 2003, the company entered into a note purchase agreement and issued $300 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at June 30, 2015 and March 31, 2015, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	0.1	0.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding	35,075	35,197

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

A summary of the other U.S. dollar denominated borrowings outstanding at June 30, 2015 and March 31, 2015 are as follows:

(In thousands)	June 30, 2015	March 31, 2015
May 2015 notes (A):
Amount outstanding	$31,338	—
Fair value of debt outstanding (Level 2)	31,462	—
March 2015 notes (A):
Amount outstanding	$29,488	29,488
Fair value of debt outstanding (Level 2)	29,512	29,501

(A)	Notes require semi-annual principal payments

In January 2014, Troms Offshore entered into a 300 million NOK denominated, 12 year unsecured borrowing agreement which matures in January 2026. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on the company’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%).

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

A summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at June 30, 2015 and March 31, 2015, and their U.S. dollar equivalents are as follows:

(In thousands)	June 30, 2015	March 31, 2015
3.81% January 2014 notes (A):
NOK denominated	275,000	275,000
U.S. dollar equivalent	$35,001	34,234
Fair value in U.S. dollar equivalent (Level 2)	34,978	34,226
5.38% May 2012 notes (A):
NOK denominated	153,360	161,880
U.S. dollar equivalent	$19,519	20,152
Fair value in U.S. dollar equivalent (Level 2)	19,441	19,924

(A)	Notes require semi-annual principal payments.

In May 2012, Troms Offshore entered into a 35 million NOK denominated borrowing agreement with a shipyard which matured in May 2015 and has been repaid. In June 2013, Troms Offshore entered into a 25 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. This borrowing bears interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. Troms Offshore had an aggregate of 25 million NOK, or approximately $3.2 million, and 45 million NOK, or approximately $5.6 million outstanding in floating rate debt at June 30, 2014 and March 31, 2015, respectively (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin).

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands)	2015	2014
Interest and debt costs incurred, net of interest capitalized	$13,182	13,129
Interest costs capitalized	2,944	2,872
Total interest and debt costs	$16,126	16,001

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to June 30, 2015 and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or, when considered advantageous, borrowings under its revolving credit facility or other borrowings to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities, the company’s own liquidity and in the context of current conditions in the credit and capital markets.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended
	June 30,
(In thousands, except dividend per share)	2015	2014
Dividends declared	$11,340	12,589
Dividend per share	0.25	0.25

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the quarters ended June 30, is as follows:

(In thousands)	2015	Change	2014
Net earnings (loss)	$(15,164)	(58,863)	43,699
Depreciation and amortization	45,657	2,546	43,111
Provision for deferred income taxes	64	(2,368)	2,432
(Gain) loss on asset dispositions, net	7,607	10,550	(2,943)
Changes in operating assets and liabilities	6,869	95,118	(88,249)
Changes in due to/from affiliate, net	41,302	9,750	31,552
Other non-cash items	6,362	5,019	1,343
Net cash provided by operating activities	$92,697	61,752	30,945

Cash flows from operations increased $61.7 million, or 200%, to $92.7 million, during the three months ended June 30, 2015 as compared to $30.9 million during the three months ended June 30, 2014 due to increases in cash flows from operating assets and liabilities, due to/from affiliate, net and gain on asset dispositions which were offset by decreased net income. Increases to cash flows from changes in operating assets and liabilities of $95.1 million included increases in cash flows relative to trade and other receivables of $79.3 million. The increase cash flows from changes in the due to/from affiliate balance of $9.8 million is attributable to improved collections from our Angolan operation and growth in the due to affiliate balance, which is included within our Sub-Saharan Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q. Changes to gain on asset disposition, net of $10.5 million was primarily due to impairment losses recognized on stacked vessels during the first quarter of fiscal 2016.

Investing Activities

Net cash used in investing activities for the quarters ended June 30, is as follows:

(In thousands)	2015	Change	2014
Proceeds from the sale of assets	$5,866	2,112	3,754
Proceeds from the sale/leaseback of assets	—	(13,400)	13,400
Additions to properties and equipment	(92,598)	(52,724)	(39,874)
Refunds from cancelled vessel construction contracts	24,190	24,190	—
Other	(690)	(693)	3
Net cash used in investing activities	$(63,232)	(40,515)	(22,717)

Investing activities for the three months ended June 30, 2015 used $63.2 million of cash, which is primarily attributed to $92.6 million of additions to properties and equipment partially offset by refunds received from shipyard related to vessel contracts which were cancelled due to late delivery. See “Vessels and Other Commitments” under Note (7) in the Notes to the Financial Statements included in Part I, Item 1 of this report. Additions to properties and equipment were comprised of approximately $3.8 million in capitalized upgrades to existing vessels and equipment, $88.1 million for the construction of offshore support vessels, and $0.7 million in other properties and equipment purchases.

Investing activities for the three months ended June 30, 2014 used $22.7 million of cash, which is primarily attributed to $39.9 million of additions to properties and equipment partially offset by proceeds from the sale/leaseback of a vessel of $13.4 million. Additions to properties and equipment were comprised of approximately $3.6 million in capitalized major repair costs, $31.4 million for the construction of offshore support vessels, $3.7 for the purchase of ROVs, and $1.2 million in other properties and equipment purchases.

Financing Activities

Net cash used in financing activities for the quarters ended June 30, is as follows:

(In thousands)	2015	Change	2014
Principal payments on long-term debt	$(23,662)	(19,703)	(3,959)
Debt borrowings	31,338	31,338	—
Debt issuance costs	(936)	(936)	—
Proceeds from exercise of stock options	—	(994)	994
Cash dividends	(11,789)	731	(12,520)
Other	—	(349)	349
Net cash used in financing activities	$(5,049)	10,087	(15,136)

Financing activities for the three months ended June 30, 2015 used $5 million of cash, primarily due to $20 million of payments on the revolving line of credit, $3.6 million of scheduled semiannual principal payments on Norwegian Kroner denominated debt and the quarterly payment of common stock dividends of $0.25 per common share, which were partially offset by $31.3 million of additional borrowings.

Financing activities for the three months ended June 30, 2014 used $15.1 million of cash, primarily due to the quarterly payment of common stock dividends of $0.25 per common share. During the quarter, approximately $4 million was also used to make scheduled payments on Norwegian Kroner denominated borrowings.

Other Liquidity Matters

Vessel Construction. With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the 16 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the completion of the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the E&P industry as well as credit and capital markets.

At June 30, 2015, the company had approximately $103 million of cash and cash equivalents, of which $46.5 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, there was $600 million of committed credit facilities available to the company at June 30, 2015.

In April 2015, the company notified an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels, that it was terminating the first three of the six towing-supply vessels as a result of late delivery and requested the return of $36.1 million in aggregate installment payments together with interest on these installments, or all but approximately $0.8 million of the carrying value of the accumulated costs through March 31, 2015. There was an aggregate $12.7 million in estimated remaining costs to be incurred on these three vessels at the time of the termination. In May 2015, the company made a demand on the Bank of China refundment guarantees that secure the return of these installments. In June 2015, the company entered into settlement agreements with the shipyard that provided for a return of the $36.1 million in aggregate installment payments, termination of the company’s obligation to pay any future amounts on these vessels, and the application of the accrued interest owing on the returned installments ($3.5 million) to offset future installment obligations on other vessels at this shipyard. The interest “credit” is not secured by Bank of China refundment guarantees. The shipyard returned $24.2 million in June 2015 and $12 million in July 2015. The company has withdrawn its demands against the Bank of China refundment guarantees with respect to these three vessels. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million remaining payment per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees.

The company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. The recovery of the progress payment has been actively pursued during the current quarter and therefore the amounts not covered by insurance have been recognized as a vessel impairment and the remaining $5.6 has been reclassified from construction in progress to other non-current assets.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions generally located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to pursue successfully legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

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

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the MNOPF.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $50 million as of June 30, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $48 million as of June 30, 2015) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $41 million as of June 30, 2015) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $9 million as of June 30, 2015) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Legal Proceedings

Arbital Award for the Taking of the Company’s Venezuelan Operations. On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($14.7 million as of June 30, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $63.6 million as of June 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company will take appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District

Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. The company has not yet received a timetable for briefing and hearings associated with the annulment proceedings. The company is evaluating whether to seek to lift the provisional stay of enforcement during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award relief may be sought by Venezuela, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of June 30, 2015.

Nigeria Marketing Agent Litigation. In October 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent (Phoenix Tide Offshore Nigeria Limited) and two of its principals (H.H. The Otunba Ayora Dr.Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of June 30, 2015 for the remaining months of fiscal 2016, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
							More Than
	Total	2016	2017	2018	2019	2020	5 Years
Vessel construction obligations	$223,301	154,509	64,101	4,691	—	—	—
Total obligations	$223,301	154,509	64,101	4,691	—	—	—

Refer to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

As of June 30, 2015, the future minimum lease payments for the vessels under the operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014
Fiscal year ending (In thousands)	Sale/Leaseback	Sale/Leaseback	Total
Remaining nine months of 2016	$7,114	15,659	22,773
2017	9,485	20,879	30,364
2018	9,605	23,485	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610
Total future lease payments	$78,801	150,086	228,887

Goodwill

The company historically performed its annual goodwill impairment test at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

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

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission on May 28, 2015, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2015, regarding these critical accounting policies.

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

The company’s newer technologically sophisticated vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels.

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

At June 30, 2015, the company had a $300 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.7% percent (1.5% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300 million term loan at June 30, 2015 would change the company’s interest costs by approximately $3 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at June 30, 2015 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of June 30, 2015, would change with a 100 basis-point increase or decrease in market interest rates:

	Outstanding	Estimated	100 Basis	100 Basis
(In thousands)	Value	Fair Value	Point Increase	Point Decrease
September 2013	$500,000	531,339	497,422	568,158
August 2011	165,000	172,175	164,347	180,460
September 2010	425,000	440,712	423,907	458,446
July 2003	35,000	35,075	35,046	35,104
Total	$1,125,000	1,179,301	1,120,722	1,242,168

Troms Offshore Debt

Troms Offshore has 45 million NOK, or approximately $7.5 million, outstanding in floating rate debt at June 30, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 428.4 million NOK, or $54.5 million, as well as $60.8 million of U.S. denominated outstanding fixed rate debt at June 30, 2015. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of June 30, 2015, would change with a 100 basis-point increase or decrease in market interest rates:

	Outstanding	Estimated	100 Basis	100 Basis
(In thousands)	Value	Fair Value	Point Increase	Point Decrease
Total	$115,347	115,394	110,156	121,025

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

As of June 30, 2015, Sonatide maintained the equivalent of approximately $110 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During the quarter ended June 30, 2015, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $12 million, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $6 million, from the Sonatide entities through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, a portion of which will be borne by the company as a 49% owner of Sonatide. Sonatide may be able to mitigate this exposure, but a hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had no spot contracts outstanding at June 30, 2015. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and settled by April 1, 2015.

The company did not have any forward contracts outstanding at June 30, 2015 or March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Arbital Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($14.7 million as of June 30, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $63.6 million as of June 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company will take appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. The company has not yet received a timetable for briefing and hearings associated with the annulment proceedings. The company is evaluating whether to seek to lift the provisional stay of enforcement during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award relief may be sought by Venezuela, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of June 30, 2015.

Nigeria Marketing Agent Litigation

In October 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent (Phoenix Tide Offshore Nigeria Limited) and two of its principals (H.H. The Otunba Ayora Dr.Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission on May 28, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to June 30, 2015 and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or, when considered advantageous, borrowings under its revolving credit facility or other borrowings to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities, the company’s own liquidity and in the context of current conditions in the credit and capital markets.

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

TIDEWATER INC.
(Registrant)

Date: August 10, 2015	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 10, 2015	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2015	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

4.1	Note Purchase Agreement, dated July 1, 2003, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

4.2	Note Purchase Agreement, dated September 9, 2010, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on September 15, 2010, File No. 1-6311).

4.3	Note Purchase Agreement, dated September 30, 2013, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

10.1*	Amendment No. 1, dated May 26, 2015, to Fourth Amended and Restated Credit Agreement, among Tidewater Inc. and its domestic subsidiaries, Bank of America, N.A., as Administrative Agent and Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A.,, DNB Capital LLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Whitney Bank, Santander Bank, N.A., Regions Bank, Amegy Bank, N.A., Northern Trust Company, and Standard Chartered Bank, as Lenders.

10.2*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal 2016

10.3*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal 2016

10.4*+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2016

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.