Form 10-Q
period 2015-09-30
TIDEWATER INC
filed 2015-11-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

46,967,809 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 23, 2015. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

ASSETS	September 30, 2015	March 31, 2015

Current assets:
Cash and cash equivalents	$88,216	78,568
Trade and other receivables, net	269,049	303,096
Due from affiliate	346,884	420,365
Marine operating supplies	37,135	49,005
Other current assets	45,275	17,781

Total current assets	786,559	868,815

Investments in, at equity, and advances to unconsolidated companies	59,420	65,844
Properties and equipment:
Vessels and related equipment	4,696,526	4,717,132
Other properties and equipment	120,455	119,879

	4,816,981	4,837,011
Less accumulated depreciation and amortization	1,158,975	1,090,704

Net properties and equipment	3,658,006	3,746,307

Other assets	103,680	75,196

Total assets	$4,607,665	4,756,162

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,710	54,011
Accrued expenses	136,952	146,255
Due to affiliate	165,945	185,657
Accrued property and liability losses	3,457	3,669
Current portion of long-term debt	10,000	10,181
Other current liabilities	75,530	82,461

Total current liabilities	452,594	482,234

Long-term debt	1,488,379	1,524,295
Deferred income taxes	28,323	23,276
Accrued property and liability losses	9,859	10,534
Other liabilities and deferred credits	224,518	235,108

Commitments and Contingencies (Note 7)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 46,967,809 shares at September 30, 2015 and 47,029,359 shares at March 31, 2015	4,697	4,703
Additional paid-in capital	165,790	159,940
Retained earnings	2,248,182	2,330,223
Accumulated other comprehensive loss	(20,628)	(20,378)

Total stockholders’ equity	2,398,041	2,474,488
Noncontrolling Interests	5,951	6,227

Total equity	2,403,992	2,480,715
Total liabilities and equity	$4,607,665	4,756,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Vessel revenues	$264,131	390,952	562,444	772,462
Other operating revenues	7,792	6,572	14,253	10,739

	271,923	397,524	576,697	783,201

Costs and expenses:
Vessel operating costs	158,612	212,819	337,893	430,063
Costs of other operating revenues	6,102	6,560	11,846	11,221
General and administrative	37,286	46,762	81,239	97,822
Vessel operating leases	8,441	6,542	16,884	13,082
Depreciation and amortization	45,979	43,708	91,636	86,819
Gain on asset dispositions, net	(6,111)	(4,500)	(13,462)	(8,393)
Asset impairments	31,672	910	46,630	1,860
Restructuring charge	7,586	---	7,586	---

	289,567	312,801	580,252	632,474

Operating income	(17,644)	84,723	(3,555)	150,727
Other income (expenses):
Foreign exchange gain (loss)	844	5,408	(3,289)	4,119
Equity in net earnings/(losses) of unconsolidated companies	(2,919)	3,821	(5,360)	9,104
Interest income and other, net	355	499	1,145	1,121
Interest and other debt costs, net	(13,247)	(12,559)	(26,429)	(25,688)

	(14,967)	(2,831)	(33,933)	(11,344)

Earnings (loss) before income taxes	(32,611)	81,892	(37,488)	139,383
Income tax expense	11,388	21,067	21,675	34,859

Net earnings (loss)	$(43,999)	60,825	(59,163)	104,524
Less: Net earnings (losses) attributable to noncontrolling interests	$(164)	(82)	(276)	(56)

Net earnings (loss) attributable to Tidewater Inc.	$(43,835)	60,907	(58,887)	104,580

Basic earnings (loss) per common share	$(0.93)	1.23	(1.25)	2.11

Diluted earnings (loss) per common share	$(0.93)	1.22	(1.25)	2.10

Weighted average common shares outstanding	46,942,950	49,582,086	46,962,242	49,581,707
Dilutive effect of stock options and restricted stock	---	230,841	---	219,607

Adjusted weighted average common shares	46,942,950	49,812,927	46,962,242	49,801,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Quarter Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net earnings (loss)	$(43,999)	60,825	(59,163)	104,524
Other comprehensive income/(loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $17, $0 and $71	(627)	32	(679)	133
Amortization of loss on derivative contract, net of tax of $0, $63, $0 and $125	180	117	359	233
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and $70	---	---	70	131

Total comprehensive income (loss)	$(44,446)	60,974	(59,413)	105,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2015	2014

Operating activities:
Net earnings (loss)	$(59,163)	104,524
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	91,636	86,819
Provision (benefit) for deferred income taxes	128	1,287
Gain on asset dispositions, net	(13,462)	(8,393)
Asset impairments	46,630	1,860
Equity in earnings (losses) of unconsolidated companies, less dividends	6,424	(6,875)
Compensation expense - stock-based	6,614	11,075
Changes in assets and liabilities, net:
Trade and other receivables	30,891	(24,258)
Changes in due to/from affiliate, net	53,769	62,555
Marine operating supplies	11,370	(6,139)
Other current assets	(3,681)	(4,052)
Accounts payable	5,228	(15,652)
Accrued expenses	(13,512)	(13,358)
Accrued property and liability losses	(212)	(393)
Other current liabilities	(6,011)	450
Other liabilities and deferred credits	2,594	(1,245)
Other, net	4,648	(2,916)

Net cash provided by operating activities	163,891	185,289

Cash flows from investing activities:
Proceeds from sales of assets	6,262	3,999
Proceeds from sale/leaseback of assets	---	32,751
Additions to properties and equipment	(138,990)	(128,411)
Refunds from cancelled vessel construction contracts	36,190	---
Other	(129)	(13)

Net cash used in investing activities	(96,667)	(91,674)

Cash flows from financing activities:
Principal payment on long-term debt	(64,374)	(25,996)
Debt borrowings	31,338	20,000
Proceeds from exercise of stock options	---	1,025
Cash dividends	(23,579)	(25,038)
Other	(961)	350

Net cash used in financing activities	(57,576)	(29,659)

Net change in cash and cash equivalents	9,648	63,956
Cash and cash equivalents at beginning of period	78,568	60,359

Cash and cash equivalents at end of period	$88,216	124,315

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$24,894	26,328
Income taxes	$27,853	32,414
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$1,471	3,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total

Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	---	---	(58,887)	(250)	(276)	(59,413)
Stock option expense	---	421	---	---	---	421
Cash dividends declared ($.50 per share)	---	---	(23,154)	---	---	(23,154)
Amortization of restricted stock units	1	5,186	---	---	---	5,187
Amortization/cancellation of restricted stock	(7)	243	---	---	---	236

Balance at September 30, 2015	$4,697	165,790	2,248,182	(20,628)	5,951	2,403,992

Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive income	---	---	104,580	497	(56)	105,021
Exercise of stock options	3	1,022	---	---	---	1,025
Cash dividends declared ($.50 per share)	---	---	(25,199)	---	---	(25,199)
Amortization of restricted stock units	1	8,320	---	---	---	8,321
Amortization/cancellation of restricted stock	(4)	1,790	---	---	---	1,786
Cash received from noncontrolling interests	---	---	---	---	449	449
Cash paid to noncontrolling interests	---	---	---	---	(50)	(50)

Balance at September 30, 2014	$4,973	153,513	2,623,636	(11,728)	6,330	2,776,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

The company made certain reclassifications to prior period amounts to conform to the current year presentation, specifically, the separate disclosure on the income statement and related schedules of asset impairments, which historically were included as part of gain on asset dispositions, net. These reclassifications did not have a material effect on the condensed consolidated statements of earnings, balance sheets or cash flows.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to September 30, 2015, and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or, when considered advantageous, borrowings under its revolving credit facility or other borrowings to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities, the company’s own liquidity and in the context of current conditions in the credit and capital markets.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2015	2014	2015	2014

Dividends declared	$11,814	12,611	23,154	25,199
Dividend per share	0.25	0.25	0.50	0.50

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters and six month periods ended September 30, 2015 and 2014 are as follows:

	For the quarter ended September 30, 2015					For the six months ended September 30, 2015

(in thousands)	Balance at 6/30/15	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/15	Balance at 3/31/15	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/15

Available for sale securities	183	(690)	63	(627)	(444)	235	(804)	125	(679)	(444)
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(9,059)	---	---	---	(9,059)	(9,129)	70	---	70	(9,059)
Interest rate swaps	(1,494)	---	180	180	(1,314)	(1,673)	---	359	359	(1,314)

Total	(20,181)	(690)	243	(447)	(20,628)	(20,378)	(734)	484	(250)	(20,628)

	For the quarter ended September 30, 2014					For the six months ended September 30, 2014
(in thousands)	Balance at 6/30/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/14	Balance at 3/31/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/14

Available for sale securities	193	(35)	67	32	225	92	(3)	136	133	225
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	15	---	---	---	15	(116)	131	---	131	15
Interest rate swaps	(2,274)	---	117	117	(2,157)	(2,390)	---	233	233	(2,157)

Total	(11,877)	(35)	184	149	(11,728)	(12,225)	128	369	497	(11,728)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters and six month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Six Months Ended September 30,		Affected line item in the condensed consolidated statements of income
(In thousands)	2015	2014	2015	2014

Realized gains on available for sale securities	$ 97	103	192	209	Interest income and other, net
Amortization of interest rate swap	277	180	552	358	Interest and other debt costs

Total pre-tax amounts	374	283	744	567
Tax effect	131	99	260	198

Total gains for the period, net of tax	$ 243	184	484	369

(3)	INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three and six-month periods ended September 30, 2015. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six-month periods ended September 30, 2015.

Income tax expense for the three and six-month periods ended September 30, 2015 reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at September 30, 2015 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	September 30, 2015

Tax liabilities for uncertain tax positions	$ 17,285
Income tax payable	37,392

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2015, are as follows:

(In thousands)	September 30, 2015

Unrecognized tax benefit related to state tax issues	$ 11,685
Interest receivable on unrecognized tax benefit related to state tax issues	36

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The pension plan is currently adequately funded and the company did not contribute to the pension plan during the quarters and six months ended September 30, 2015 and 2014, and does not expect to contribute to the plan during the remaining quarters of fiscal 2016.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and six months ended September 30, 2015 and 2014, and does not expect to contribute to the plan during the remaining quarters of fiscal 2016.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2015 and March 31, 2015:

(In thousands)	September 30, 2015	March 31, 2015

Investments held in Rabbi Trust	$ 9,136	9,915
Unrealized gains (losses) in fair value of trust assets	444	235
Obligations under the supplemental plan	26,599	25,510

To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

Postretirement Benefit Plan

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through payments by the company as benefits are required.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Pension Benefits:
Service cost	$234	206	468	412
Interest cost	935	968	1,870	1,936
Expected return on plan assets	(530)	(685)	(1,060)	(1,370)
Amortization of prior service cost	9	12	18	24
Recognized actuarial loss	567	247	1,134	494

Net periodic benefit cost	$1,215	748	2,430	1,496

Other Benefits:
Service cost	$75	68	150	136
Interest cost	211	226	421	452
Amortization of prior service cost	(510)	(508)	(1,021)	(1,016)
Recognized actuarial benefit	(245)	(325)	(489)	(650)

Net periodic benefit cost	$(469)	(539)	(939)	(1,078)

(5)	INDEBTEDNESS

Senior Notes, Revolving Credit and Term Loan Agreement

In May 2015, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of a (i) $600 million revolving credit facility and a (ii) $300 million term loan facility.

U.S. Dollar Denominated Debt

The following is a summary of debt outstanding at September 30, 2015 and March 31, 2015:

(In thousands, except weighted average data)	September 30, 2015		March 31, 2015

Credit facility:
Term loan agreement (A)		$300,000	300,000
Revolving line of credit (A) (B)		---	20,000
September 2013 senior unsecured notes:
Aggregate debt outstanding		$500,000	500,000
Weighted average remaining life in years		7.9	8.4
Weighted average coupon rate on notes outstanding		4.86%	4.86%
Fair value of debt outstanding (Level 2)		$453,216	516,879
August 2011 senior unsecured notes:
Aggregate debt outstanding		$165,000	165,000
Weighted average remaining life in years		5.1	5.6
Weighted average coupon rate on notes outstanding		4.42%	4.42%
Fair value of debt outstanding (Level 2)		$151,763	167,910
September 2010 senior unsecured notes (C):
Aggregate debt outstanding		$425,000	425,000
Weighted average remaining life in years		4.1	4.6
Weighted average coupon rate on notes outstanding		4.25%	4.25%
Fair value of debt outstanding (Level 2)		$401,182	431,296
July 2003 senior unsecured notes (D):
Aggregate debt outstanding	$	---	35,000
Weighted average remaining life in years		---	0.3
Weighted average coupon rate on notes outstanding		---	4.61%
Fair value of debt outstanding (Level 2)	$	---	35,197
May 2015 notes (E) (F):
Amount outstanding		$31,338	---
Fair value of debt outstanding (Level 2)		31,497	---
March 2015 notes (F):
Amount outstanding		$28,259	29,488
Fair value of debt outstanding (Level 2)		28,262	29,501

(A)	Fair values approximate carrying values because the borrowings bear interest at variable rates.
(B)	$600 million and $580 million was available under the revolver at September 30, 2015 and March 31, 2015, respectively.
(C)

Principal repayments of approximately $42.5 million due during the twelve months ending September 30, 2016 are classified as long term debt in the accompanying balance sheet at September 30, 2015 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June 2019.

(D)	Remaining $35 million of borrowings were fully paid in July 2015.
(E)

In May 2015, a wholly owned subsidiary of the company entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a guarantee by Tidewater Inc. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a spread based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total rate of 4.22%).

(F)	Notes require semi-annual principal payments.

Norwegian Kroner Denominated Debt

The following is a summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at September 30, 2015 and March 31, 2015, and their U.S. dollar equivalents:

(In thousands)	September 30, 2015		March 31, 2015

3.81% January 2014 notes (A):
NOK denominated		262,500	275,000
U.S. dollar equivalent		$30,792	34,234
Fair value in U.S. dollar equivalent (Level 2)		30,797	34,226
5.38% May 2012 notes (A):
NOK denominated		153,360	161,880
U.S. dollar equivalent		$17,989	20,152
Fair value in U.S. dollar equivalent (Level 2)		17,995	19,924
Variable rate borrowings:
June 2013 borrowing agreement (B) (C)
NOK denominated		---	25,000
U.S. dollar equivalent	$	---	3,112
May 2012 borrowing agreement (B)
NOK denominated		---	20,000
U.S. dollar equivalent	$	---	2,490

(A)	Notes require semi-annual principal payments.
(B)	Fair values approximate carrying values because the borrowings bear interest at variable rates.
(C)	Remaining note balance was repaid in September 2015. The company recognized a $0.1 million gain on early extinguishment.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Interest and debt costs incurred, net of interest capitalized	$13,247	12,559	26,429	25,688
Interest costs capitalized	2,823	3,410	5,767	6,282

Total interest and debt costs	$16,070	15,969	32,196	31,970

(6)	EARNINGS (LOSS) PER SHARE

The components of basic and diluted earnings (loss) per share for the quarters and the six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014

Net Income (loss) available to common shareholders	$(43,835)	60,907	(58,887)	104,580
Weighted average outstanding shares of common stock, basic	46,942,950	49,582,086	46,962,242	49,581,707
Dilutive effect of options and restricted stock awards and units	---	230,841	---	219,607

Weighted average common stock and equivalents	46,942,950	49,812,927	46,962,242	49,801,314
Earnings (loss) per share, basic (A)	$(0.93)	1.23	(1.25)	2.11
Earnings (loss) per share, diluted (B)	$(0.93)	1.22	(1.25)	2.10
Additional information:
Antidilutive incremental options and restricted stock awards and units	317,518	27,138	306,727	27,138

(A)	The company calculates “Earnings (loss) per share, basic” by dividing “Net income (loss) available to common shareholders” by “Weighted average outstanding share of common stock, basic”.

(B)	The company calculates “Earnings (loss) per share, diluted” by dividing “Net income (loss) available to common shareholders” by “Weighted average common stock and equivalents”.

(7)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of September 30, 2015:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 9/30/15	Remaining Balance 9/30/15

Vessels under construction (A):
Deepwater PSVs	8	$322,479	213,280	109,199
Towing-supply vessels	1	16,286	13,331	2,955

Total vessel commitments	9	$338,765	226,611	112,154

(A)	Seven vessels under option agreements are not included in the table above.

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at different shipyards around the world. The deepwater platform supply vessels (PSVs) under construction range between 4,200 and 6,000 deadweight tons (DWT) of cargo capacity and the towing-supply vessel under construction has 7,145 brake horsepower (BHP). The new-build vessels will begin to deliver in November 2015, with delivery of the final new-build vessel expected in February 2017.

The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining nine vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity in order to fund current and any future commitments in connection with the completion of the fleet renewal and modernization program.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three of the vessels were terminated, and the shipyard agreed, to (i) return to the company approximately $36 million in aggregate installment payments on three 7,145 BHP towing-supply-class vessels, (ii) terminate the company’s obligation to make any additional payments with respect to the cancelled vessels, and (iii) apply $3.5 million of accrued interest due the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) under construction at that shipyard. Under those settlement agreements, the company took delivery of one towing-supply-class vessel in September of 2015 and is expected to take delivery of one other towing-supply-class vessel and two of the PSVs, if those vessels are completed and delivered in accordance with the underlying construction contracts, as amended pursuant to the settlement agreements. The purchase price for each of these four vessels has been substantially discounted pursuant to the settlement agreements. The company will have separate options, but not obligations to acquire, each of the remaining five vessels, with option expiry dates ranging from November 2015 to October 2016. If the company does not elect to exercise any of these options, (a) the company is entitled to receive the return of approximately $29 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which will be issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement agreements (i.e., the company did not receive any discount on the purchase prices of these remaining five option vessels). These five vessels are not included in the preceding table of vessel commitments as of September 30, 2015. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. During the last week of October 2015, the Bank of China issued consents for all eight remaining settlement agreements.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of September 30, 2015.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of September 30, 2015.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in early 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has imposed a burden on Tidewater’s management of its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds have resulted in payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire, unless extended, in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. Based on recent discussions with its joint venture partner, the company believes than an extension to the term of the consortium agreement may not be possible, in which case the parties would need to negotiate the terms of a new agreement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split payment arrangement, any contract entered into after the expiration of the consortium agreement would result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The company believes that the split payment contracts entered into with customers prior to the expiration of the consortium agreement will remain in force until their expirations.

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

For the six months ended September 30, 2015, the company collected (primarily through Sonatide) approximately $195 million from its Angolan operations, which is $71 million more than the approximately $124 million of revenue recognized for the same period. Of the $195 million collected, approximately $112 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $83 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to Tidewater.

The company believes that the process for converting Angolan kwanzas continues to function reasonably well, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of September 30, 2015, the company had approximately $346 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide is generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the six months ended September 30, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $124 million, or 22%, of its consolidated vessel revenue, from an average of approximately 68 Tidewater-owned vessels that are marketed through the Sonatide joint venture (eleven of which were stacked on average during the six months ended September 30, 2015), and, for the six months ended September 30, 2014, generated vessel revenues of approximately $179 million, or 23%, of consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels (five of which were stacked on average during the six months ended September 30, 2014).

Sonatide owns eight vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of September 30, 2015, Sonatide maintained the equivalent of approximately $98 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $31 million of U.S. dollar-denominated deposits in banks outside of Angola. As of

September 30, 2015 and March 31, 2015, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $59 million and $67 million, respectively.

Due from affiliate at September 30, 2015 and March 31, 2015 of approximately $346 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at September 30, 2015 and March 31, 2015 of approximately $166 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $23 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following recent discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

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

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2015, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net 13 vessels transferred out of Angola. Redeployment of vessels to and from Angola during the six months ended September 30, 2015 has resulted in a net 16 vessels transferred out of Angola.

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

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $39 million as of September 30, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $38 million as of September 30, 2015) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $32 million as of September 30, 2015) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $7 million as of September 30, 2015) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Nigeria Marketing Agent Litigation

In October 2012, Tidewater Inc. notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited, that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Phoenix Tide Offshore Nigeria Limited, its prior marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Repairs to U.S. Flagged Vessels Operating Abroad

Near the end of fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to U.S. waters all repairs done on its U.S. flagged vessels while they were working outside the United States. When a U.S. flagged vessel operates abroad, any repairs made abroad must be declared to U.S. Customs. Duties must be paid for certain of those repairs upon return to U.S. waters. During our examination of our most recent filings with U.S. Customs, we determined that it was necessary to file amended forms with U.S. Customs. We continue to evaluate the return of other U.S. flagged vessels to the United States to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries, we do not yet know the magnitude of any duties, fines or interest associated with amending the entries for these vessels. We are committed to bolstering our processes, procedures and training to ensure that we correctly identify all repairs made abroad if and when U.S. flagged vessels return to the United States in the future.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($15.4 million as of September 30, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $64.3 million as of September 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee is scheduled for November 2015. At that hearing, the company will seek to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of September 30, 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in the supplemental plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of September 30, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equity securities:
Common stock	$3,382	3,382	---	---
Preferred stock	---	---	---	---
Foreign stock	223	223	---	---
American depository receipts	1,487	1,487	---	---
Preferred American depository receipts	12	12	---	---
Real estate investment trusts	68	68	---	---
Debt securities:
Government debt securities	1,691	1,069	622	---
Open ended mutual funds	1,839	1,839	---	---
Cash and cash equivalents	592	120	472	---

Total	$9,294	8,200	1,094	---
Other pending transactions	(158)	(158)	---	---

Total fair value of plan assets	$9,136	8,042	1,094	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equity securities:
Common stock	$3,859	3,859	---	---
Preferred stock	---	---	---	---
Foreign stock	201	201	---	---
American depository receipts	1,685	1,685	---	---
Preferred American depository receipts	15	15	---	---
Real estate investment trusts	59	59	---	---
Debt securities:
Government debt securities	1,926	1,377	549	---
Open ended mutual funds	1,916	1,916	---	---
Cash and cash equivalents	377	72	305	---

Total	$10,038	9,184	854	---
Other pending transactions	(123)	(123)	---	---

Total fair value of plan assets	$9,915	9,061	854	---

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

The company had 49 outstanding spot contracts at September 30, 2015, which had a notional aggregate value of $1 million. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and settled by April 1, 2015.

Forward Derivatives. Forward derivative financial instruments are usually longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. Forward contracts are valued using counterparty quotations, and we validate the information obtained from the counterparties in calculating the ultimate fair values using the market approach and obtaining broker quotations. As such, these derivative contracts are classified as Level 2.

At September 30, 2015, the company had 16 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between November 10, 2015 and July 28, 2016. The combined change in fair value of the forward contracts was $0.8 million, all of which was recorded as a foreign exchange loss during the six months ended September 30, 2015, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company did not have any forward contracts outstanding at March 31, 2015.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$2,490	2,490	---	---

Total fair value of assets	$2,490	2,490	---	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$3,007	3,007	---	---

Total fair value of assets	$3,007	3,007	---	---

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (15).

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at September 30, 2015 and March 31, 2015 is as follows:

(In thousands)	September 30, 2015	March 31, 2015

Recoverable insurance losses	$9,793	10,468
Deferred income tax assets	23,923	19,004
Deferred finance charges – revolver	7,534	7,396
Savings plans and supplemental plan	21,447	23,208
Expected refunds due pursuant to cancelled vessel construction contracts (A)	26,559	---
Other	14,424	15,120

	$103,680	75,196

(A)	Assumes options to acquire seven vessels are not exercised by the company. Refer to Note (7)

A summary of accrued expenses at September 30, 2015 and March 31, 2015 is as follows:

(In thousands)	September 30, 2015	March 31, 2015

Payroll and related payables	$32,864	32,041
Commissions payable (B)	7,203	8,282
Accrued vessel expenses	70,555	79,549
Accrued interest expense	14,928	14,514
Other accrued expenses	11,402	11,869

	$136,952	146,255

(B)	Excludes $22.6 million and $46.3 million of commissions due to Sonatide at September 30, 2015 and March 31, 2015, respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities at September 30, 2015 and March 31, 2015 is as follows:

(In thousands)	September 30, 2015	March 31, 2015

Taxes payable	$50,243	56,620
Deferred gain on vessel sales - current	24,928	25,057
Other	359	784

	$75,530	82,461

A summary of other liabilities and deferred credits at September 30, 2015 and March 31, 2015 is as follows:

(In thousands)	September 30, 2015	March 31, 2015

Postretirement benefits liability	$21,865	23,018
Pension liabilities	42,625	41,279
Deferred gain on vessel sales	124,360	136,238
Other	35,668	34,573

	$224,518	235,108

(10)	ACCOUNTING PRONOUNCEMENTS

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

The following table provides a comparison of segment revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2015 and 2014. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,

(In thousands)	2015	2014	2015	2014

Revenues:
Vessel revenues:
Americas	$89,210	134,013	203,382	253,996
Asia/Pacific	32,173	45,989	60,110	86,238
Middle East/North Africa	45,336	48,837	92,602	104,376
Sub-Saharan Africa/Europe	97,412	162,113	206,350	327,852

	264,131	390,952	562,444	772,462
Other operating revenues	7,792	6,572	14,253	10,739

	$271,923	397,524	576,697	783,201

Vessel operating profit:
Americas	$8,812	36,778	32,651	66,986
Asia/Pacific	6,168	7,414	7,918	6,443
Middle East/North Africa	7,515	7,367	15,675	19,160
Sub-Saharan Africa/Europe	3,247	41,446	4,538	79,048

	25,742	93,005	60,782	171,637
Other operating loss	(658)	(2,093)	(2,494)	(4,516)

	25,084	90,912	58,288	167,121

Corporate general and administrative expenses	(7,932)	(8,943)	(17,946)	(21,275)
Corporate depreciation	(1,649)	(836)	(3,143)	(1,652)

Corporate expenses	(9,581)	(9,779)	(21,089)	(22,927)

Gain on asset dispositions, net	6,111	4,500	13,462	8,393
Asset impairments (A)	(31,672)	(910)	(46,630)	(1,860)
Restructuring charge (B)	(7,586)	---	(7,586)	---

Operating income	$(17,644)	84,723	(3,555)	150,727

Foreign exchange gain (loss)	844	5,408	(3,289)	4,119
Equity in net earnings/(losses) of unconsolidated companies	(2,919)	3,821	(5,360)	9,104
Interest income and other, net	355	499	1,145	1,121
Interest and other debt costs, net	(13,247)	(12,559)	(26,429)	(25,688)

Earnings (loss) before income taxes	$(32,611)	81,892	(37,488)	139,383

Depreciation and amortization:
Americas	$12,232	12,390	24,282	23,798
Asia/Pacific	5,311	4,421	10,700	8,807
Middle East/North Africa	7,036	6,785	14,111	13,367
Sub-Saharan Africa/Europe	18,249	18,378	36,484	37,427

	42,828	41,974	85,577	83,399
Other	1,502	898	2,916	1,768
Corporate	1,649	836	3,143	1,652

	$45,979	43,708	91,636	86,819

Additions to properties and equipment:
Americas	$20,000	15,397	42,054	31,635
Asia/Pacific	1,075	23,138	1,710	23,211
Middle East/North Africa	357	805	649	1,235
Sub-Saharan Africa/Europe	1,094	11,339	1,367	13,914

	22,526	50,679	45,780	69,995
Other	86	4,689	86	8,725
Corporate (C)	24,830	31,733	94,595	53,479

	$47,442	87,101	140,461	132,199

(A)	Refer to Note (15) for additional information regarding asset impairment charges.

(B)	Refer to Note (14) for additional information regarding the restructuring charge.

(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at September 30, 2015 and March 31, 2015:

(In thousands)	September 30, 2015	March 31, 2015

Total assets:
Americas	$1,167,189	1,016,133
Asia/Pacific	505,317	506,265
Middle East/North Africa	606,105	666,983
Sub-Saharan Africa/Europe	1,925,076	2,064,010

	4,203,687	4,253,391
Other	47,824	49,554

	4,251,511	4,302,945
Investments in, at equity, and advances to unconsolidated companies	59,420	65,844

	4,310,931	4,368,789
Corporate (A)	296,734	387,373

	$4,607,665	4,756,162

(A) Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At September 30, 2015 and March 31, 2015, $133 million and $235.2 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and six-month periods ended September 30, 2015 and 2014:

Revenue by vessel class	Quarter Ended September 30,				Six Months Ended September 30,

(In thousands)	2015	%	2014	%	2015	%	2014	%

Americas fleet:
Deepwater	$61,776	24%	91,403	23%	141,928	25%	173,685	23%
Towing-supply	24,121	9%	34,387	9%	53,636	9%	63,904	8%
Other	3,313	1%	8,223	2%	7,818	2%	16,407	2%
Total	$89,210	34%	134,013	34%	203,382	36%	253,996	33%
Asia/Pacific fleet:
Deepwater	$23,435	9%	27,675	7%	43,268	8%	51,917	7%
Towing-supply	8,738	3%	17,338	5%	16,842	3%	32,375	4%
Other	---	---	976	<1%	---	---	1,946	<1%
Total	$32,173	12%	45,989	12%	60,110	11%	86,238	11%
Middle East/North Africa fleet:
Deepwater	$20,769	8%	19,254	5%	41,155	7%	38,721	5%
Towing-supply	23,914	9%	28,715	7%	50,103	9%	63,994	9%
Other	653	<1%	868	<1%	1,344	<1%	1,661	<1%
Total	$45,336	17%	48,837	12%	92,602	16%	104,376	14%
Sub-Saharan Africa/Europe fleet:
Deepwater	$39,955	15%	89,193	23%	93,921	17%	180,884	23%
Towing-supply	42,106	16%	54,617	14%	83,304	15%	110,053	14%
Other	15,351	6%	18,303	5%	29,125	5%	36,915	5%
Total	$97,412	37%	162,113	42%	206,350	37%	327,852	42%
Worldwide fleet:
Deepwater	$145,935	56%	227,525	58%	320,272	57%	445,207	58%
Towing-supply	98,879	37%	135,057	35%	203,885	36%	270,326	35%
Other	19,317	7%	28,370	7%	38,287	7%	56,929	7%
Total	$264,131	100%	390,952	100%	562,444	100%	772,462	100%

(12)	GOODWILL

The company historically performed its annual goodwill impairment test at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicated that goodwill might be impaired.

During the quarter ended December, 31, 2014 the company performed its annual goodwill impairment assessment and determined that the rapid and significant decline in crude oil and natural gas prices (which occurred and accelerated throughout the latter part of the company’s third quarter of fiscal 2015), and the expected short to intermediate term effect that the downturn might have on levels of exploration and production activity would likely have a negative effect on average day rates and utilization levels of the company’s vessels. Expected future cash flow analyses using the projected average day rates and utilization levels in this new commodity pricing environment were included in the company’s valuation models and indicated that the fair values of the Americas and Sub-Saharan Africa/Europe reporting units were less than their respective carrying values. A goodwill impairment charge of $283.7 million, to write-off the company’s remaining goodwill, was recorded during the quarter ended December 31, 2014.

Goodwill by reportable segment at September 30, 2015 and 2014 is as follows:

(In thousands)	March 31, 2015		Goodwill acquired	Impairments	September 30, 2015

Americas	$	---	---	---	---
Sub-Saharan Africa/Europe		---	---	---	---

Total carrying amount (A)	$	---	---	---	---

(In thousands)	March 31, 2014		Goodwill acquired	Impairments	September 30, 2014

Americas		$114,237	---	---	114,237
Sub-Saharan Africa/Europe		169,462	---	---	169,462

Total carrying amount (B)		$283,699	---	---	283,699

(A)	The total carrying amount of goodwill at March 31, 2015 and September 30, 2015 is net of accumulated impairment charges of $370.9 million.

(B)

The total carrying amount of goodwill at September 30, 2014 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

(13)	SALE/LEASEBACK ARRANGEMENTS

As of September 30, 2015, the future minimum lease payments for vessels under operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total

Remaining six months of 2016	$4,743	10,439	15,182
2017	9,485	20,879	30,364
2018	9,605	23,485	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610

Total future lease payments	$76,430	144,866	221,296

Included in gain on asset dispositions, net for the quarter and six months ended September 30, 2015, respectively, are $5.8 million and $11.7 million of deferred gains from sale leaseback transactions. During the quarter and six months ended September 30, 2014, the company recognized $3.7 million and $7.4 million of deferred gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

(14)	RESTRUCTURING CHARGE

In the second quarter of fiscal 2016 the company’s management continued to restructure its operations worldwide to reduce operating and general and administrative costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consists of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. As of September 30, 2015 the company has not made any payments related to this restructuring charge.

Measures taken during the quarter include the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such vessel stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the quarter and six month periods ended September 30, 2015:

(In thousands)	Quarter Ended September 30, 2015	Six Months Ended September 30, 2015

Americas:
Crew costs	$3,410	3,410
Other vessel costs	203	203
Asia/Pacific:
Crew costs	3,973	3,973

Total restructuring charges	$7,586	7,586

(15)	ASSET IMPAIRMENTS

The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that are expected to remain in active service, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company estimates the fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, to the carrying value of each asset group in order to determine if impairment exists. If an asset group fails the undiscounted cash flow test, management derives the fair value of the asset group through making estimates of fair value for each vessel in the group, considering items such as age, vessel class supply and demand, and recent sales of similar vessels among other factors and for more significant vessel carrying values we may obtain third-party appraisals for use by management in determining a vessel’s fair value. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average dayrates, and average daily operating expenses. These estimates are made based on recent actual trends in utilization, dayrates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels not expected to return to active service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. For more significant vessel carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates. The company records an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

Asset impairments recognized for the quarter and six months ended September 30, 2015 increased $30.8 million and $44.8 million, respectively, primarily due to a decline in offshore support vessel values as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers. During the second quarter of fiscal 2016 the company recognized impairments to the stacked vessel fleet of $28.7 million and $3 million of impairments to active vessels. During the first quarter of fiscal 2016 the company recognized impairments to stacked vessels fleet of $11.7 million a $2.4 million impairment related to a vessel under construction that is currently the subject of an arbitration proceeding in Brazil (so as to reduce the carrying value of this vessel to the amount that is covered by third party credit support) and, a $0.8 million impairment related to the cancellation of vessel construction contracts.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2015 and 2014, along with the amount of impairment. The impairment charges were recorded in gain/(loss) on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Amount of impairment incurred	$31,672	910	46,630	1,860
Combined fair value of assets incurring impairment	107,445	500	154,300	720

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed, consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed, consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended September 30, 2015 and 2014, and of cash flows and statement of equity for the six-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed, consolidated balance sheet as of March 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

November 4, 2015

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

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At September 30, 2015, the company owned or chartered 273 vessels (excluding nine joint venture vessels, but including 51 stacked vessels) and eight ROVs available to serve the global energy industry.

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

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level (utilization) of our offshore support vessel fleet and average day rates that we earn from chartering our vessels and providing related vessel services. Overall business activity for offshore support vessels is largely dependent on the level of offshore oil and gas exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. For more discussion on factors that influence our revenues, see “Macroeconomic Environment and Outlook” in this Item.

The offshore support vessel industry is highly competitive and the company’s revenues in all segments are dependent upon the company’s ability to maintain a substantial fleet of vessels that are modern and efficient. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs, and other vessel operating costs.

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. The delivery of new-build offshore rigs and support vessels currently under construction may further increase the number of technologically sophisticated offshore rigs and support vessels operating worldwide. Crew costs may continue to increase as competition for skilled personnel intensifies, though a weaker offshore energy market should somewhat mitigate the upward trend in crew costs experienced in recent years. Overall labor costs will also be impacted by the company’s operation of remotely operated vehicles (ROVs), which generally require more highly compensated personnel than the company’s existing fleet.

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or other major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant impact on the company’s revenues and operating costs.

At times, major repairs and maintenance and drydockings take on an increased significance to the company and its financial performance. Older vessels may require frequent and expensive repairs and maintenance. Newer vessels (generally those built after 2000), which now account for an overwhelming majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive major repairs and maintenance, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, repair and maintenance expense in any period could decline. The combination of these factors can create volatility in period to period repairs and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in early 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has imposed a burden on Tidewater’s management of its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds have resulted in payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated and signed an agreement that is set to expire, unless extended, in November 2015 (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. Based on recent discussions with its joint venture partner, the company believes than an extension to the term of the consortium agreement may not be possible, in which case the parties would need to negotiate the terms of a new agreement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split payment arrangement, any contract entered into after the expiration of the consortium agreement would result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The company believes that the split payment contracts entered into with customers prior to the expiration of the consortium agreement will remain in force until their expirations.

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

For the six months ended September 30, 2015, the company collected (primarily through Sonatide) approximately $195 million from its Angolan operations, which is $71 million more than the approximately $124 million of revenue recognized for the same period. Of the $195 million collected, approximately $112 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $83 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to Tidewater.

The company believes that the process for converting Angolan kwanzas continues to function reasonably well, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of September 30, 2015, the company had approximately $346 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide is generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the six months ended September 30, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $124 million, or 22%, of its consolidated vessel revenue, from an average of approximately 68 Tidewater-owned vessels that are marketed through the Sonatide joint venture (eleven of which were stacked on average during the six months ended September 30, 2015), and, for the six months ended September 30, 2014, generated vessel revenues of approximately $179 million, or 23%, of consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels (five of which were stacked on average during the six months ended September 30, 2014).

Sonatide owns eight vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of September 30, 2015, Sonatide maintained the equivalent of approximately $98 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $31 million of U.S. dollar-denominated deposits in banks outside of Angola. As of September 30, 2015 and March 31, 2015, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $59 million and $67 million, respectively.

Due from affiliate at September 30, 2015 and March 31, 2015 of approximately $346 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and, finally, reimbursable costs paid by Tidewater on behalf of Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at September 30, 2015 and March 31, 2015 of approximately $166 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $23 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following recent discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

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

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2015, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net 13 vessels transferred out of Angola. Redeployment of vessels to and from Angola during the six months ended September 30, 2015 has resulted in a net 16 vessels transferred out of Angola.

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

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities. Since its initial entry into force on August 20, 2013, a total of 65 countries have ratified the Convention. By the end of calendar 2015, there will be a more diverse geographic footprint of enforcement.

Accordingly, the company continues prioritizing certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are maintained regardless of the area of operation. Additionally, where possible, the company continues to work with operationally identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. When obtained, these substantial equivalencies, allow the company to maintain its long-standing operational protocols that meet the requirements of the Convention and mitigate changes in business processes that would offer no additional substantive benefits to crew members. Although the pace of countries ratifying the Convention has slowed, ratifications continue. Therefore, the company continues to assess its global seafarer labor relationships and fleet operational practices to not only ensure compliance with the Convention but also gauge the impact of effective enforcement, the effects of which cannot be reasonably estimated at this time.

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

After a significant decrease in the price of oil during fiscal 2015, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil has continued to be volatile during the quarter ended September 30, 2015. Tidewater anticipates that its longer-term utilization and average day rate trends for its vessels will generally correlate with demand for, and the price of, crude oil, which during October 2015, was trading around $45 per barrel for West Texas Intermediate (WTI) crude and around $48 per barrel for Intercontinental Exchange (ICE) Brent crude, down considerably from $53 and $57 per barrel, respectively, in July 2015 and $83 and $84 per barrel, respectively, in October 2014. The current pricing outlook and recent trend in crude oil prices will likely continue to suppress additional drilling and exploration activity as prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in calendar 2015 E&P spending surveys.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to negatively impact the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services. The impact of lower gas prices in recent years has been most pronounced in our Americas segment and specifically in our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource. In October 2015, natural gas was trading in the U.S. at approximately $2.65 per Mcf, down from the July 2015 level of $2.80 per Mcf and the October 2014 level of $3.90 per Mcf.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and, when the commodity pricing environment improves, it could be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, the recent decrease in crude oil prices has already caused, and may continue to cause, E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata in October of 2015 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 950 rigs, of which approximately 580 offshore rigs were working as of October 2015, a decrease of approximately 14%, or 96 working rigs, since the beginning of our fiscal year. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 950 movable rigs worldwide, approximately 33%, or approximately 310 rigs, are designed to operate in deeper waters. Of the approximately 580 working offshore rigs in October 2015, approximately 195 rigs, or 33%, are designed to operate in deeper waters. As of October 2015, the number of working deepwater rigs was approximately 23% less than the number of deepwater rigs working a year ago. It is further estimated that approximately 36% of the approximate 210 total offshore rigs currently under construction, or approximately 75 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 36% of the approximately 195 deepwater rigs working in October 2015. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of expected reduced E&P spending.

Investment is also being made in the floating production unit market, with approximately 70 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already installed worldwide, however, given the current economic environment, the risk of cancellation of some new build contracts or the stacking of installed but underutilized floating production units continues to increase.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 355 working jack-up rigs as of October 2015 (60% of the

580 working offshore rigs), which is a decrease of approximately 14% of jack-up rigs working a year ago. The construction backlog for new jack-up rigs has decreased approximately 10% over the last twelve months to approximately 130 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market and recognizing that 130 newbuild jackup rigs represent 37% of the approximately 355 jack up rigs working in October 2015, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 480 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (380 vessels), on order or planned as of October 2015. Most of the vessels under construction are scheduled to be delivered within the next 18 months, however, the company believes not all of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of October 2015, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,350 vessels which include approximately 650 vessels that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economically justifiable especially in light of recent market conditions. Excluding all of the 650 vessels that are at least 25 years old from the overall population of approximately 3,350 offshore support vessels, the company estimates that the number of offshore support vessels under construction (380 vessels) represents approximately 14% of the remaining worldwide fleet of approximately 2,700 offshore support vessels.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late 2014.

Although the future attrition rate of the 650 older offshore support vessels cannot be determined with certainty, the company believes that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 380 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

As discussed above, additional vessel demand, which also could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for high levels of activity, the recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18 months indicates that there may be, at least in the short to intermediate-term, a period of potential overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2016 Second Quarter Business Highlights

During the first half of fiscal 2016 the company continued to focus on enhancing its competitive advantages and its market share in international markets and identifying potential cost savings that could be realized in the context of lower crude oil prices and reduced E&P spending. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the remaining capital commitment obligations for nine vessels under construction at September 30, 2015. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At September 30, 2015, the company had 273 owned or chartered vessels (excluding joint-venture vessels) in its fleet with an average age of 9.1 years. The average age of 250 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is approximately 7.4 years.

The company’s consolidated net earnings for the first six months of fiscal 2016 decreased 156%, or $163.5 million, as compared to the same period in fiscal 2015, primarily due to a 26% decrease in total revenues, which was partially offset by a 21% decrease in vessel operating costs, and a 17% decrease in general and administrative expenses. In addition, net earnings for the first six months of fiscal 2016 reflect a 159% decrease to equity in net earnings (losses) of unconsolidated companies, and a $44.8 million increase in asset impairments. During the first six months of fiscal 2016, the company also recorded a restructuring charge of $7.6 million primarily related to its Brazilian and Australian operations. The company recorded $562.4 million in vessel revenues during the first six months of fiscal 2016, which is a decrease of $210 million, or 27%, over the vessel revenues earned during the same period in fiscal 2015. The overall decrease in revenues for the six-month period ended September 30, 2015 is a result of customer reductions in exploration and production spending due to relatively weak oil and gas fundamentals which have impacted vessel utilization and average day rates of offshore supply vessels worldwide. Lower vessel utilization in the first half of fiscal 2016 reflects, in part, our stacking of 30, net additional vessels worldwide. The stacking of vessels also resulted in our recognizing asset impairments totaling $40.4 million during the first six months of fiscal 2016. In addition to these asset impairments, the company also recognized $3 million in asset impairments related to the active vessel fleet and $3.3 million of other asset impairment and write-offs. Vessel operating costs and general and administrative expenses also decreased, reflecting the decline in the number of operating vessels and other cost control measures implemented by the company as a result of current market conditions. Our subsea business generated revenues of $4.6 million during the first six months of fiscal 2016 which is included in other operating revenues.

Vessel revenues generated by our Americas segment decreased approximately 20%, or $50.6 million, during the first six months of fiscal 2016 as compared to the vessel revenues earned during the same period in fiscal 2015, primarily due to a $31.8 million decrease in revenues earned on the deepwater vessels, reflecting a 17 percentage point decrease in utilization and a 12% decrease in average day rates. Vessel operating costs for the Americas segment also decreased 12%, or $15.2 million (inclusive of a 15%, or $3.2 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods. During the six-month period ended September 30, 2015, the company recorded $3.6 million of restructuring charges related to its Brazilian operations which are included in the Americas segment, as a result of the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with and Brazilian labor laws.

Vessel revenues generated by our Asia/Pacific segment decreased 30%, or $26.1 million, during the first six months of fiscal 2016 as compared to the same period in fiscal 2015, primarily due to a $15.5 million decrease in revenues earned on the towing supply vessels reflecting a 15 percentage point decrease in utilization and a 41% decrease in average day rates of towing supply vessels operating in the segment. Vessel operating costs for the Asia/Pacific segment decreased 44%, or $27.4 million (inclusive of a 65%, or $7.3 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods. During the six-month period ended September 30, 2015, the company recorded

$4.0 million of restructuring charges related to its Australian operations which are included in the Asia/Pacific segment, as a result of the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with and Australian labor laws.

Vessel revenues generated by our Middle East/North Africa segment decreased 11%, or $11.8 million, during the first six months of fiscal 2016 as compared to the revenues earned during the same period in fiscal 2015, primarily due to a $13.9 million decrease in revenues earned on the towing-supply vessel class reflecting a six percentage point decrease in utilization and a 15% decrease in average day rates. Vessel operating costs for the Middle East/North Africa segment also decreased 15%, or $9.3 million (inclusive of a 4%, or $0.6 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment decreased 37%, or $121.5 million, during the first six months of fiscal 2016 as compared to the revenues earned during the same period in fiscal 2015, primarily due to a decrease in revenues earned from deepwater and towing-supply vessels. Revenue decreases for these vessel classes is primarily the result of 23 and 12 percentage point decreases in utilization, respectively, as compared to the same period of the preceding fiscal year. Vessel operating costs for the Sub-Saharan Africa/Europe segment decreased 23%, or $40.2 million (inclusive of a 45%, or $17.8 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

									Quarter
	Quarter Ended				Six Months Ended				Ended
	September 30,				September 30,				June 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%

Vessel revenues:
Americas	$89,210	34%	134,013	34%	203,382	36%	253,996	33%	114,172	38%
Asia/Pacific	32,173	12%	45,989	12%	60,110	11%	86,238	11%	27,937	9%
Middle East/North Africa	45,336	17%	48,837	13%	92,602	16%	104,376	14%	47,266	16%
Sub-Saharan Africa/Europe	97,412	37%	162,113	41%	206,350	37%	327,852	42%	108,938	37%

Total vessel revenues	$264,131	100%	390,952	100%	562,444	100%	772,462	100%	298,313	100%

Vessel operating costs:
Crew costs	$84,112	32%	114,634	29%	176,400	31%	225,919	29%	92,288	31%
Repair and maintenance	28,528	11%	39,332	10%	65,782	12%	87,064	11%	37,254	12%
Insurance and loss reserves	2,751	1%	1,982	1%	8,126	2%	7,376	1%	5,375	2%
Fuel, lube and supplies	17,147	6%	22,820	6%	35,257	6%	45,189	6%	18,110	6%
Other	26,074	10%	34,051	8%	52,328	9%	64,515	9%	26,254	9%

Total vessel operating costs	$158,612	60%	212,819	54%	337,893	60%	430,063	56%	179,281	60%

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

					Quarter
	Quarter Ended		Six Months Ended		Ended
	September 30,		September 30,		June 30,
(In thousands)	2015	2014	2015	2014	2015

Other operating revenues	$7,792	6,572	14,253	10,739	6,461
Costs of other operating revenues	6,102	6,560	11,846	11,221	5,744

The following table presents vessel operating costs by the company’s four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

									Quarter
	Quarter Ended				Six Months Ended				Ended
	September 30,				September 30,				June 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%

Vessel operating costs:
Americas:
Crew costs (A)	$30,416	34%	36,949	28%	64,175	32%	73,515	29%	33,759	29%
Repair and maintenance	10,713	12%	12,700	10%	25,446	13%	22,222	9%	14,733	13%
Insurance and loss reserves	918	1%	493	<1%	2,803	1%	2,094	1%	1,885	2%
Fuel, lube and supplies	5,995	7%	7,257	5%	10,410	5%	14,799	6%	4,415	4%
Other	5,704	6%	10,034	7%	12,718	6%	18,165	7%	7,014	6%

	53,746	60%	67,433	50%	115,552	57%	130,795	52%	61,806	54%
Asia/Pacific:
Crew costs (A)	$11,302	35%	21,388	47%	21,527	36%	39,673	46%	10,225	37%
Repair and maintenance	1,929	6%	3,448	7%	4,005	7%	11,290	13%	2,076	7%
Insurance and loss reserves	330	1%	207	<1%	907	1%	638	1%	577	2%
Fuel, lube and supplies	1,698	5%	2,134	5%	4,095	7%	5,892	7%	2,397	9%
Other	2,047	7%	2,454	5%	4,270	7%	4,723	5%	2,223	8%

	17,306	54%	29,631	64%	34,804	58%	62,216	72%	17,498	63%
Middle East/North Africa:
Crew costs	$12,336	27%	15,734	32%	26,996	29%	32,080	31%	14,660	31%
Repair and maintenance	7,979	18%	5,031	11%	14,388	16%	13,811	13%	6,409	14%
Insurance and loss reserves	528	1%	947	2%	1,390	2%	2,008	2%	862	2%
Fuel, lube and supplies	2,254	5%	4,866	10%	4,153	4%	7,556	7%	1,899	4%
Other	3,540	8%	3,581	7%	6,510	7%	7,255	7%	2,970	6%

	26,637	59%	30,159	62%	53,437	58%	62,710	60%	26,800	57%
Sub-Saharan Africa/Europe:
Crew costs	$30,058	31%	40,563	25%	63,702	31%	80,651	25%	33,644	31%
Repair and maintenance	7,907	8%	18,153	11%	21,943	11%	39,741	12%	14,036	13%
Insurance and loss reserves	975	1%	335	1%	3,026	1%	2,636	1%	2,051	2%
Fuel, lube and supplies	7,200	8%	8,563	5%	16,599	8%	16,942	5%	9,399	8%
Other	14,783	15%	17,982	11%	28,830	14%	34,372	10%	14,047	13%

	60,923	63%	85,596	53%	134,100	65%	174,342	53%	73,177	67%

Total vessel operating costs	$158,612	60%	212,819	54%	337,893	60%	430,063	56%	179,281	60%

(A)

Excludes restructuring charges of $3.6 million and $4.0 million related to our Americas and Asia/Pacific segments, respectively. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

The following table presents vessel operations general and administrative expenses by the company’s four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

									Quarter
	Quarter Ended				Six Months Ended				Ended
	September 30,				September 30,				June 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%

Vessel operations general and administrative expenses:
Americas	$7,794	9%	12,378	9%	17,643	9%	23,102	9%	9,849	9%
Asia/Pacific	3,388	11%	4,523	10%	6,688	11%	8,772	10%	3,300	12%
Middle East/North Africa	4,148	9%	4,526	9%	9,379	10%	9,139	9%	5,231	11%
Sub-Saharan Africa/Europe	13,178	14%	15,185	9%	27,598	13%	33,268	10%	14,420	13%

Total vessel operations general and administrative expenses	$28,508	11%	36,612	9%	61,308	11%	74,281	10%	32,800	11%

The following table presents vessel operating leases by the company’s four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

									Quarter
	Quarter Ended				Six Months Ended				Ended
	September 30,				September 30,				June 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%

Vessel operating leases:
Americas	$6,626	7%	5,034	4%	13,254	7%	9,315	4%	6,628	6%
Asia/Pacific	---	---	---	---	---	---	---	---	---	---
Middle East/North Africa	---	---	---	---	---	---	---	---	---	---
Sub-Saharan Africa/Europe	1,815	2%	1,508	1%	3,630	2%	3,767	1%	1,815	2%

Total vessel operating leases	$8,441	3%	6,542	2%	16,884	3%	13,082	2%	8,443	3%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

													Quarter
	Quarter Ended						Six Months Ended						Ended
	September 30,						September 30,						June 30,
(In thousands)	2015	%		2014	%		2015	%		2014	%		2015	%

Vessel operating profit:
Americas (A)	$8,812	3%		36,778	9%		32,651	6%		66,986	9%		23,839	8%
Asia/Pacific (A)	6,168	2%		7,414	2%		7,918	1%		6,443	1%		1,750	1%
Middle East/North Africa	7,515	3%		7,367	2%		15,675	3%		19,160	2%		8,160	3%
Sub-Saharan Africa/Europe	3,247	1%		41,446	10%		4,538	1%		79,048	10%		1,291	<1%

	25,742	9%		93,005	23%		60,782	11%		171,637	22%		35,040	12%
Other operating loss	(658)	(<1%	)	(2,093)	(1%	)	(2,494)	(1%	)	(4,516)	(1%	)	(1,836)	(1%)

	25,084	9%		90,912	22%		58,288	10%		167,121	21%		33,204	11%

Corporate general and administrative expenses	(7,932)	(3%	)	(8,943)	(2%	)	(17,946)	(4%	)	(21,275)	(3%	)	(10,014)	(3%)
Corporate depreciation	(1,649)	(<1%	)	(836)	(<1%	)	(3,143)	(<1%	)	(1,652)	(<1%	)	(1,494)	(1%)

Corporate expenses	(9,581)	(3%	)	(9,779)	(2%	)	(21,089)	(4%	)	(22,927)	(3%	)	(11,508)	(4%)

Gain on asset dispositions, net	6,111	2%		4,500	1%		13,462	2%		8,393	1%		7,351	3%
Asset impairments	(31,672)	(11%	)	(910)	(<1%	)	(46,630)	(8%	)	(1,860)	(<1%	)	(14,958)	(5%)
Restructuring Charge	(7,586)	(3%	)	---	---		(7,586)	(1%	)	---	---		---	---

Operating income	$(17,644)	(6%	)	84,723	21%		(3,555)	(1%	)	150,727	19%		14,089	5%

Foreign exchange gain (loss)	844	<1%		5,408	1%		(3,289)	(1%	)	4,119	1%		(4,133)	(2%)
Equity in net earnings (losses) of unconsolidated companies	(2,919)	(1%	)	3,821	1%		(5,360)	(1%	)	9,104	1%		(2,441)	(1%)
Interest income and other, net	355	<1%		499	<1%		1,145	<1%		1,121	<1%		790	<1%
Interest and other debt costs, net	(13,247)	(5%	)	(12,559)	(3%	)	(26,429)	(4%	)	(25,688)	(3%	)	(13,182)	(4%)

Earnings (loss) before income taxes	$(32,611)	(12%	)	81,892	21%		(37,488)	(7%	)	139,383	18%		(4,877)	(2%)

(A)

Excludes restructuring charges of $3.6 million and $4.0 million related to our Americas and Asia/Pacific segments, respectively for the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 33%, or $44.8 million and 20%, or $50.6 million, respectively, during the quarter and six month periods ended September 30, 2015, as compared to the same periods in fiscal 2015, due primarily to lower utilization and average day rates across all vessel classes, most notably deepwater vessels, for which revenues decreased 32%, or $29.6 million, and 18%, or $31.8 million, during the same comparative periods. The overall decreased day rates and utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices.

At the beginning of fiscal 2016, the company had 11 stacked Americas-based vessels. During the first six months of fiscal 2016, the company stacked seven additional vessels, sold three vessels from the previously stacked vessel fleet and returned one previously stacked vessel to service, resulting in a total of 14 stacked Americas-based vessels as of September 30, 2015.

Operating profit for the Americas segment decreased 76%, or $28 million, and 51%, or $34.3 million, during the quarter and six-month period ended September 30, 2015, respectively, as compared to the same periods in fiscal 2015, primarily due to lower revenues. Due to a decrease in vessel activity and cost control measures, operating costs (primarily crew costs and other vessel costs) and general and administrative costs in the Americas segment have also decreased but were partially offset by an increase in vessel lease expenses.

Crew costs decreased 18%, or $6.5 million, and 13%, or $9.3 million; other vessel costs decreased 43%, or $4.3 million, and 30%, or $5.4 million; and general and administrative costs decreased 37%, or $4.6 million, and 24%, or $5.5 million, respectively, during the quarter and six-month period ended September 30, 2015, as compared to the same periods in fiscal 2015 due to the decrease in operating activity in the segment. Vessel operating lease costs increased 32%, or $1.6 million and 42%, or $3.9 million, respectively, during the same comparative periods due to the increase in the number of leased vessels operated by the company in the U.S. Gulf of Mexico, Trinidad and Mexico.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 30%, or $13.8 million, and 30%, or $26.1 million, respectively, during the quarter and six month periods ended September 30, 2015, as compared to the same periods in fiscal 2015, due to lower utilization and average day rates across all vessel classes, most notably towing supply vessels, for which revenues decreased 50%, or $8.6 million and 48%, or $15.5 million, during the same comparative periods. The overall decreased day rates and utilization is primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices.

At the beginning of fiscal 2016, the company had one stacked Asia/Pacific-based vessel. During the first six months of fiscal 2016, the company stacked eight additional vessels, resulting in a total of nine stacked Asia/Pacific-based vessels as of September 30, 2015.

Operating profit for the Asia/Pacific segment decreased 17%, or $1.2 million, during the quarter ended September 30, 2015, as compared to the same period in fiscal 2015, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance) and general and administrative expenses. Crew costs decreased 47%, or $10.1 million, during the comparative periods due to the reduction of operations as compared to the second quarter of fiscal 2015. Repair and maintenance costs decreased 44%, or $1.5 million, during the same comparative periods due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative expenses also decreased 25%, or $1.1 million, during the same comparative periods due to cost control measures implemented by the company in response to the decline of vessel activity in the region.

Operating profit for the Asia/Pacific segment increased 23%, or $1.5 million, during the six month period ended September 30, 2015 as compared to the same period during fiscal 2015, primarily due to decreases in vessel operating costs (crew costs and repair and maintenance costs) and general and administrative expenses which exceeded the decline in revenue over the periods. Crew cost decreased 46%, or $18.1 million, during the same comparative periods due to the reduction of operations as compared to the second quarter of fiscal 2015 and repair and maintenance costs decreased 65%, or $7.3 million, as a result of fewer drydockings due to the stacking or relocation of vessels. General and administrative expenses decreased 24%, or $2.1 million, during the same comparative periods due to cost control measures implemented by the company in response to the decline of vessel activity in the area.

Middle East/North Africa Segment Operations. Vessel revenues in the Middle East/North Africa segment decreased 7%, or $3.5 million, and 11%, or $11.8 million, respectively, during the quarter and six month periods ended September 30, 2015, as compared to the same periods in fiscal 2015, primarily due to decreased revenue from towing supply vessels of 17%, or $4.8 million, and 22% or $13.9 million, during the same comparative periods. The decrease in revenue from towing supply vessels is largely due to the decrease in average day rates for this vessel class, which were 21% and 15% lower during the quarter and six-month periods ended September 30, 2015 as compared to the same periods in fiscal 2015. Partially offsetting this decrease was an increase in revenues from deepwater vessels of 8%, or $1.5 million, and 6% or $2.4 million, during the same comparative periods due to an increase in the number of deepwater vessels operating in the segment.

At the beginning of fiscal 2016, the company had two stacked Middle East/North Africa-based vessels. During the first six months of fiscal 2016, the company stacked three additional vessels, resulting in a total of five stacked Middle East/North Africa-based vessels as of September 30, 2015.

Operating profit for the Middle East/North Africa segment during the quarter ended September 30, 2015 was comparable to the same period during fiscal 2015 as decreases in vessel operating costs (crew costs and fuel, lube and supplies costs) offset decreases to revenue. Crew costs decreased 22%, or $3.4 million, and fuel, lube and supplies costs decreased 54%, or $2.6 million, during the comparative periods due to decreased vessel activity in the region as a result of softer E&P market conditions.

Operating profit for the Middle East/North Africa segment decreased 18%, or $3.5 million, during the six month period ended September 30, 2015 as compared to the same period during fiscal 2015, primarily due to the reduction in revenue during the comparative periods which were partially offset by reductions in vessel operating costs (crew costs and fuel, lube and supplies costs). Crew costs decreased 16%, or $5.1 million, and fuel, lube and supplies costs decreased 45%, or $3.4 million, during the comparative periods due to decreased vessel activity in the region as a result of softer E&P market conditions.

Sub-Saharan Africa/Europe Segment Operations. Vessel revenues in the Sub-Saharan Africa/Europe segment decreased 40%, or $64.7 million, and 37%, or $121.5 million, respectively, during the quarter and six-month periods ended September 30, 2015, as compared to the same periods during fiscal 2015, due to decreased revenues on both the deepwater and towing-supply vessel classes. Revenues from deepwater vessels decreased 55%, or $49.2 million, and 48%, or $87 million, respectively, during the quarter and six-month periods ended September 30, 2015, as compared to the same periods during fiscal 2015, primarily due to utilization decreases of 28 and 23 percentage points and decreases in average day rates of 33% and 26%, respectively. Revenues from towing supply vessels decreased 23%, or $12.5 million, and 24%, or $26.7 million, respectively, during the same comparative periods, primarily due to utilization decreases of 15 and 12 percentage points, respectively. Decreases to utilization and average day rates in the Sub-Saharan Africa/Europe are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region.

At the beginning of fiscal 2016, the company had seven stacked Sub-Saharan Africa/Europe-based vessels. During the first six months of fiscal 2016, the company stacked 23 additional vessels, sold five vessels from the previously stacked vessel fleet and two previously stacked vessels went back to work resulting in a total of 23 stacked Sub-Saharan Africa/Europe-based vessels as of September 30, 2015.

Operating profit for the Sub-Saharan Africa/Europe segment decreased 92%, or $38.2 million, and 94%, or $74.5 million, during the quarter and six month periods ended September 30, 2015 as compared to the same periods of fiscal 2015, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs and repair and maintenance costs) of 29%, or $24.7 million, and 23%, or $40.2 million, respectively, and decreases to general and administrative costs during the same comparative periods.

Crew costs decreased 26%, or $10.5 million, and 21%, or $16.9 million, during the quarter and six month periods ended September 30, 2015 as compared to the same periods of fiscal 2015 due to reduced operating activity in the region. Repair and maintenance costs decreased 56%, or $10.2 million, and 45%, or $17.8 million, respectively during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative costs have also decreased 13%, or $2.0 million, and 17%, or $5.7 million, respectively, during the comparative periods and are attributable to cost control measures implemented by the company.

Other Items. In the second quarter of fiscal 2016 the company’s management continued to restructure its operations worldwide to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consists of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. As of September 30, 2015 the company has not made any payments related to this restructuring charge.

Measures taken during the quarter include the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the quarter and six month periods ended September 30, 2015:

(In thousands)	Quarter Ended September 30, 2015		Six Months Ended September 30, 2015
Americas:
Crew costs	$	3,410	3,410
Other vessel costs		203	203
Asia/Pacific:
Crew costs		3,973	3,973

Total restructuring charges	$	7,586	7,586

Insurance and loss reserves expense increased 39%, or $0.8 million, and 10%, or $0.8 million, during the quarter and six month periods ended September 30, 2015 as compared to comparable periods ended September 30, 2014 primarily due to upward adjustments to case-based and other reserves due to an increased number of claims since September 30, 2014.

Included in gain on asset dispositions, net for the quarter and six months ended September 30, 2015, respectively, are $5.8 million and $11.7 million of deferred gains from sale leaseback transactions. During the quarter and six months ended September 30, 2014, the company recognized $3.7 million and $7.4 million of deferred gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

Asset impairments recognized for the quarter and six months ended September 30, 2015 increased $30.8 million and $44.8 million, respectively, primarily due to a decline in offshore support vessel values as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers. During the second quarter of fiscal 2016 the company recognized impairments to the stacked vessel fleet of $28.7 million and $3 million of impairments to active vessels. During the first quarter of fiscal 2016 the company recognized impairments to stacked vessels fleet of $11.7 million a $2.4 million impairment related to a vessel under construction that is currently the subject of an arbitration proceeding in Brazil (so as to reduce the carrying value of this vessel to the amount that is covered by third party credit support) and, a $0.8 million impairment related to the cancellation of vessel construction contracts.

The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and also performs a review of its stacked vessels not expected to return to active service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. In the event that offshore E&P industry conditions continue to deteriorate, or persist at current levels, the company could be subject to additional vessel impairments in future periods.

The table below summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2015 and 2014, along with the amount of impairment. The impairment charges were recorded in gain/(loss) on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Amount of impairment incurred	$31,672	910	46,630	1,860
Combined fair value of assets incurring impairment	107,445	500	154,300	720

During the six months ended September 30, 2015, the company recognized a foreign exchange loss of $3.3 million, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency. Additionally, during the six months ended September 30, 2015, the entities which comprise the operations of the Sonatide joint venture in Angola recognized a foreign exchange loss of approximately $23 million, including approximately $11 million recognized in the second quarter, primarily as a result of the devaluation relative to the U.S. dollar of Sonatide’s Angolan kwanza-denominated bank balances. During the six months ended September 30, 2015, the company has recognized (through equity in net earnings/(losses) of unconsolidated companies) 49% of Sonatide’s total foreign exchange loss, or approximately $11 million, including approximately $5 million recognized in the second quarter, from the Sonatide entities.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (nine vessels at September 30, 2015).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2015	2014	2015	2014	2015
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$	61,776	91,403	141,928	173,685	80,152
Towing-supply		24,121	34,387	53,636	63,904	29,515
Other		3,313	8,223	7,818	16,407	4,505
Total	$	89,210	134,013	203,382	253,996	114,172
Asia/Pacific fleet:
Deepwater	$	23,435	27,675	43,268	51,917	19,833
Towing-supply		8,738	17,338	16,842	32,375	8,104
Other		---	976	---	1,946	---
Total	$	32,173	45,989	60,110	86,238	27,937
Middle East/North Africa fleet:
Deepwater	$	20,769	19,254	41,155	38,721	20,386
Towing-supply		23,914	28,715	50,103	63,994	26,189
Other		653	868	1,344	1,661	691
Total	$	45,336	48,837	92,602	104,376	47,266
Sub-Saharan Africa/Europe fleet:
Deepwater	$	39,955	89,193	93,921	180,884	53,966
Towing-supply		42,106	54,617	83,304	110,053	41,198
Other		15,351	18,303	29,125	36,915	13,774
Total	$	97,412	162,113	206,350	327,852	108,938
Worldwide fleet:
Deepwater	$	145,935	227,525	320,272	445,207	174,337
Towing-supply		98,879	135,057	203,885	270,326	105,006
Other		19,317	28,370	38,287	56,929	18,970
Total	$	264,131	390,952	562,444	772,462	298,313

UTILIZATION:
Americas fleet:
Deepwater		65.1%	91.9	73.1	90.4	81.3
Towing-supply		56.5	70.3	60.6	66.5	64.7
Other		47.8	76.9	46.4	73.0	45.3
Total		59.7%	80.9	64.7	77.9	69.6
Asia/Pacific fleet:
Deepwater		59.9%	82.4	52.5	76.6	45.0
Towing-supply		79.7	93.6	76.7	92.1	73.4
Other		---	100.0	---	100.0	---
Total		68.3%	89.6	63.3	86.6	58.2
Middle East/North Africa fleet:
Deepwater		73.7%	80.4	72.0	76.2	70.1
Towing-supply		74.9	71.1	75.7	82.2	76.5
Other		91.9	100.0	95.8	96.0	100.0
Total		75.2%	74.7	75.4	81.3	75.6
Sub-Saharan Africa/Europe fleet:
Deepwater		57.2%	85.5	62.7	85.9	68.4
Towing-supply		63.9	78.5	65.2	76.8	66.4
Other		73.5	71.3	71.6	74.7	69.7
Total		65.1%	77.9	66.6	78.7	68.2
Worldwide fleet:
Deepwater		63.0%	87.0	66.7	85.4	70.7
Towing-supply		67.0	76.2	68.3	77.3	69.5
Other		67.9	73.9	66.0	75.4	64.3
Total		65.7%	79.3	67.2	79.5	68.8

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2015	2014	2015	2014	2015
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$	26,254	31,233	27,513	31,206	28,568
Towing-supply		16,003	17,309	16,686	16,954	17,289
Other		7,461	8,304	8,176	8,570	8,796
Total	$	20,725	22,701	21,800	22,578	22,721
Asia/Pacific fleet:
Deepwater	$	34,487	39,841	36,525	40,798	39,268
Towing-supply		7,907	14,387	8,133	13,717	8,391
Other		---	10,609	---	10,633	---
Total	$	18,028	23,090	18,464	22,601	18,994
Middle East/North Africa fleet:
Deepwater	$	20,738	23,078	21,724	24,044	22,830
Towing-supply		11,200	14,171	11,674	13,716	12,143
Other		3,737	4,719	3,769	4,730	3,799
Total	$	13,692	16,040	14,153	15,749	14,626
Sub-Saharan Africa/Europe fleet:
Deepwater	$	20,876	30,928	22,704	30,665	24,278
Towing-supply		17,009	16,911	16,522	16,889	16,052
Other		5,731	5,937	5,468	5,742	5,201
Total	$	13,782	17,628	14,225	17,398	14,647
Worldwide fleet:
Deepwater	$	24,535	31,001	25,882	31,030	27,128
Towing-supply		13,689	15,987	13,946	15,615	14,197
Other		5,858	6,523	5,766	6,412	5,676
Total	$	16,039	19,415	16,723	19,056	17,379

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2015	2014	2015	2014	2015
Americas fleet:
Deepwater	40	35	39	34	38
Towing-supply	29	30	29	31	29
Other	10	14	11	14	12

Total	79	79	79	79	79
Less stacked vessels	14	7	13	8	13

Active vessels	65	72	66	71	66

Asia/Pacific fleet:
Deepwater	12	9	12	9	12
Towing-supply	15	14	15	14	14
Other	1	1	1	1	1

Total	28	24	28	24	27
Less stacked vessels	7	--	5	--	4

Active vessels	21	24	23	24	23

Middle East/North Africa fleet:
Deepwater	15	11	14	12	14
Towing-supply	31	31	31	31	31
Other	2	2	2	2	2

Total	48	44	47	45	47
Less stacked vessels	4	--	3	--	2

Active vessels	44	44	44	45	45

Sub-Saharan Africa/Europe fleet:
Deepwater	36	37	36	37	36
Towing-supply	42	45	42	46	42
Other	40	47	41	47	42

Total	118	129	119	130	120
Less stacked vessel	19	7	14	5	9

Active vessels	99	122	105	125	111

Active owned or chartered vessels	229	262	238	265	245
Stacked vessels	44	14	35	13	28

Total owned or chartered vessels	273	276	273	278	273
Joint-venture and other	9	11	9	11	10

Total	282	287	282	289	283

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 51, 15 and 38 stacked vessels at September 30, 2015 and 2014 and June 30, 2015, respectively.

The following is a summary of net properties and equipment at September 30, 2015 and March 31, 2015:

	September 30, 2015		March 31, 2015

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Owned vessels in active service	208	$2,830,409	242	$3,310,476
Stacked vessels	49	515,460	21	38,489
Marine equipment and other assets under construction		235,032		315,552
Other property and equipment (A)		77,105		81,790

Totals	257	$3,658,006	263	$3,746,307

(A)	Other property and equipment includes eight remotely operated vehicles.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the six months ended September 30:

	Six Months Ended September 30,
	2015	2014 (A)
Number of vessels disposed by vessel type:
Deepwater PSVs	---	1
Towing-supply:
Towing-supply vessels	---	1
PSVs	---	8
Other	10	1

Total	10	11

Number of vessels disposed by segment:
Americas	4	6
Middle East/North Africa	---	1
Sub-Saharan Africa/Europe	6	4

Total	10	11

(A)	Excluded from fiscal 2015 dispositions are two vessels that were sold and leased back by the company.

Vessel and Other Deliveries and Acquisitions

During the first six months of fiscal 2016, the company took delivery of three newly-built deepwater PSVs and one towing-supply vessel. One 268-foot, 4,000 deadweight tons of cargo carrying capacity, deepwater PSV was constructed at an international shipyard for a total cost of $39.5 million. Two 275-foot, 4,600 deadweight tons of cargo carrying capacity, deepwater PSVs were constructed at different international shipyard for a total aggregate cost of $59.4 million. In addition, a 7,145 bhp towing-supply vessel was constructed at another international shipyard for a total cost of $15.9 million.

Vessel and Other Commitments at September 30, 2015

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of September 30, 2015:

(In thousands)	Number of Vessels	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 9/30/15	Remaining Balance 9/30/15
Towing-supply:
7,145 BHP Towing-supply	1	International	12/2015	$16,286	13,331	2,955
Deepwater:
261-foot PSV	2	International	4/2016, 5/2016
275-foot PSV	1	International	11/2015
292-foot PSV	1	International	5/2016
300-foot PSV	2	United States	9/2016, 2/2017
310-foot PSV	2	United States	1/2016, 3/2016
Total Deepwater PSVs	8			322,479	213,280	109,199

Total vessel commitments	9			$338,765	226,611	112,154

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three of the vessels were terminated, and the shipyard agreed, to (i) return to the company approximately $36 million in aggregate installment payments on three 7,145 BHP towing-supply-class vessels, (ii) terminate the company’s obligation to make any additional payments with respect to the cancelled vessels, and (iii) apply $3.5 million of accrued interest due the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) under construction at that shipyard. Under those settlement agreements, the company took delivery of one towing-supply-class vessel in September of 2015 and is expected to take delivery of one other towing-supply-class vessel and two of the PSVs, if those vessels are completed and delivered in accordance with the underlying construction contracts, as amended pursuant to the settlement agreements. The purchase price for each of these four vessels has been substantially discounted pursuant to the settlement agreements. The company will have separate options, but not obligations to acquire, each of the remaining five vessels, with option expiry dates ranging from November 2015 to October 2016. If the company does not elect to exercise any of these options, (a) the company is entitled to receive the return of approximately $29 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which will be issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement agreements (i.e., the company did not receive any discount on the purchase prices of these remaining five option vessels). These five vessels are not included in the preceding table of vessel commitments as of September 30, 2015. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. During the last week of October 2015, the Bank of China issued consents for all eight remaining settlement agreements.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of September 30, 2015.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of September 30, 2015.

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various remaining shipbuilding commitments:

	Quarter Period Ended
Vessel class and type	12/15	03/16	06/16	09/16	12/16	03/17
Deepwater PSVs	1	2	3	1	--	1
Towing-supply vessels	1	--	--	--	--	--

Totals	2	2	3	1	--	1

(In thousands)
Expected quarterly cash outlay	$43,036	13,807	46,757	4,516	694	3,344

The company believes it has sufficient liquidity and financial capacity to support the continued investment in the remaining vessels under construction. In recent years, the company has funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. The company has $112.2 million in unfunded capital commitments associated with the nine vessels currently under construction at September 30, 2015.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015 consist of the following components:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Personnel	$22,470	8%	28,524	7%	49,988	9%	59,264	7%	27,518	9%
Office and property	5,660	2%	7,103	2%	13,042	2%	14,129	2%	7,382	2%
Sales and marketing	1,666	1%	2,922	1%	3,541	1%	7,147	1%	1,875	1%
Professional services	4,191	2%	4,422	1%	8,440	1%	10,909	1%	4,249	1%
Other	3,299	1%	3,791	1%	6,228	1%	6,373	1%	2,929	1%

Total	$37,286	14%	46,762	12%	81,239	14%	97,822	12%	43,953	14%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and six-month periods ended September 30, 2015 and 2014 and for the quarter ended June 30, 2015 were as follows:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel operations	$28,508	77%	36,612	78%	61,308	76%	74,281	76%	32,800	75%
Other operating activities	846	2%	1,207	3%	1,985	2%	2,266	2%	1,139	2%
Corporate	7,932	21%	8,943	19%	17,946	22%	21,275	22%	10,014	23%

Total	$37,286	100%	46,762	100%	81,239	100%	97,822	100%	43,953	100%

General and administrative expenses during the quarter and six month period ended September 30, 2015 were 20%, or $9.5 million, and 17%, or $16.6 million, lower than the same respective periods in fiscal 2015. Decreases across all components of general and administrative cost are a result of the company’s continuing efforts to reduce overhead costs as a result of the downturn in the offshore oil services market. In addition, lower personnel costs are also due, in part, to lower equity based compensation expense as a result of the company’s lower stock price.

Liquidity, Capital Resources and Other Matters

Under the company’s principal credit arrangements, it is subject to a requirement that it maintains certain financial ratios. The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. Variations from year-to-year in these items are primarily the result of market conditions.

Availability of Cash

At September 30, 2015, the company had $88.2 million in cash and cash equivalents, of which $41.8 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States, including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt that becomes due, payment of quarterly dividends and required payments on vessel construction currently in progress.

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

The company had $300 million in term loan borrowings outstanding at September 30, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600 million available under the revolver to fund future liquidity needs at September 30, 2015. The company had $300 million of term loan borrowings and $20 million of revolver borrowings outstanding at March 31, 2015.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors on November 15, 2013. A summary of these outstanding notes at September 30, 2015 and March 31, 2015, is as follows:

(In thousands, except weighted average data)	September 30, 2015	March 31, 2015

Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	7.9	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	453,217	516,879

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

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at September 30, 2015 and March 31, 2015, is as follows:

(In thousands, except weighted average data)	September 30, 2015	March 31, 2015

Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	5.1	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	151,763	167,910

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company executed an note purchase agreement and issued $425 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at September 30, 2015 and March 31, 2015, is as follows:

(In thousands, except weighted average data)	September 30, 2015	March 31, 2015

Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	4.1	4.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	401,182	431,296

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2015 and March 31, 2015, is an after-tax loss of $1.3 million ($1.3 million pre-tax), and $1.8 million ($2.6 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company entered into a note purchase agreement and issued $300 million of senior unsecured notes to a group of institutional investors. The remaining amounts outstanding under this borrowing agreement were fully paid in July 2015. A summary of the aggregate amount of these outstanding notes at September 30, 2015 and March 31, 2015, is as follows:

(In thousands, except weighted average data)	September 30, 2015		March 31, 2015

Aggregate debt outstanding	$	---	35,000
Weighted average remaining life in years		---	0.3
Weighted average coupon rate on notes outstanding		---	4.61%
Fair value of debt outstanding		---	35,197

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

A summary of the other U.S. dollar denominated borrowings outstanding at September 30, 2015 and March 31, 2015 are as follows:

(In thousands)	September 30, 2015	March 31, 2015

May 2015 notes (A):
Amount outstanding	$31,338	---
Fair value of debt outstanding (Level 2)	31,497	---
March 2015 notes (A):
Amount outstanding	$28,259	29,488
Fair value of debt outstanding (Level 2)	28,262	29,501

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

A summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at September 30, 2015 and March 31, 2015, and their U.S. dollar equivalents are as follows:

(In thousands)	September 30, 2015	March 31, 2015

3.81% January 2014 notes (A):
NOK denominated	262,500	275,000
U.S. dollar equivalent	$30,792	34,234
Fair value in U.S. dollar equivalent (Level 2)	30,797	34,226
5.38% May 2012 notes (A):
NOK denominated	153,360	161,880
U.S. dollar equivalent	$17,989	20,152
Fair value in U.S. dollar equivalent (Level 2)	17,995	19,924

(A)	Notes require semi-annual principal payments.

Each of the four Troms Offshore Debt tranches require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0.

In May 2012, Troms Offshore entered into a 35 million NOK denominated borrowing agreement with a shipyard which matured in May 2015 and has been repaid.

In June 2013, Troms Offshore entered into a 25 million NOK denominated borrowing agreement a Norwegian Bank, which was scheduled to mature in June 2019. This borrowing was extinguished early in September 2015 for approximately $3 million. The company recognized a $0.1 million gain on the early repayment in the second quarter of fiscal 2016.

Troms Offshore had an aggregate of 45 million NOK, or approximately $5.6 million outstanding in floating rate debt at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin).

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Interest and debt costs incurred, net of interest capitalized	$13,247	12,559	26,429	25,688
Interest costs capitalized	2,823	3,410	5,767	6,282

Total interest and debt costs	$16,070	15,969	32,196	31,970

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to September 30, 2015, and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program. If shares are purchased in open market or privately-negotiated transactions pursuant to this share repurchase program, the company will use its available cash and/or, when considered advantageous, borrowings under its revolving credit facility or other borrowings to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities, the company’s own liquidity and in the context of current conditions in the credit and capital markets.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2015	2014	2015	2014

Dividends declared	$11,814	12,611	23,154	25,199
Dividend per share	0.25	0.25	0.50	0.50

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the six months ended September 30, is as follows:

(In thousands)	2015	Change	2014

Net earnings (loss)	$(59,163)	(163,687)	104,524
Depreciation and amortization	91,636	4,817	86,819
Provision for deferred income taxes	128	(1,159)	1,287
Gain on asset dispositions, net	(13,462)	(5,069)	(8,393)
Asset impairments	46,630	44,770	1,860
Changes in operating assets and liabilities	31,315	98,878	(67,563)
Changes in due to/from affiliate, net	53,769	(8,786)	62,555
Other non-cash items	13,038	8,838	4,200

Net cash provided by operating activities	$163,891	(21,398)	185,289

Cash flows from operations decreased $21.4 million to $163.9 million, during the six months ended September 30, 2015 as compared to $185.3 million during the six months ended September 30, 2014, due primarily to a $163.7 million reduction in net income during the first six months of fiscal 2016 as compared to the same period of fiscal 2015. This decrease in net income is primarily the result of a decrease in the volume of oil and gas exploration and production spending due to depressed crude oil and natural gas prices. Partially offsetting this decrease in net income is an increase in cash provided by operations from changes in operating assets and liabilities attributable to decreases in accounts receivables in contrast to increases in receivables that the company experienced during the same period of fiscal 2015. Changes to asset impairments includes asset impairments and other write-offs related to the company’s vessel fleet of $46.6 million which was recognized during the first half of fiscal 2016, primarily related to stacked vessels. For additional information refer to the Other Items section of Management’s Discussion and Analysis of this Form 10-Q. The decrease in cash flows from changes in the due to/from affiliate balance of $8.8 million in the first half of fiscal 2016 is primarily attributable to lower collections from our Angolan operation partially offset by a larger reduction in the due to affiliate balance, which is included within our Sub-Saharan Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q.

Investing Activities

Net cash used in investing activities for the six months ended September 30, is as follows:

(In thousands)	2015	Change	2014

Proceeds from the sale of assets	$6,262	2,263	3,999
Proceeds from the sale/leaseback of assets	---	(32,751)	32,751
Additions to properties and equipment	(138,990)	(10,579)	(128,411)
Refunds from cancelled vessel construction contracts	36,190	36,190	---
Other	(129)	(116)	(13)

Net cash used in investing activities	$(96,667)	(4,993)	(91,674)

Investing activities for the six months ended September 30, 2015 used $96.7 million of cash, which is primarily attributed to $139 million of additions to properties and equipment partially offset by refunds received from a shipyard related to vessel contracts which were cancelled due to late delivery. See “Vessels and Other Commitments” under Note (7) in the Notes to the Financial Statements included in Part I, Item 1 of this report. Additions to properties and equipment included $13.8 million in capitalized upgrades to existing vessels and equipment, $123.9 million for the construction of offshore support vessels, and $1.3 million in other properties and equipment purchases.

Investing activities for the six months ended September 30, 2014 used $91.7 million of cash, which is primarily attributed to $128.4 million of additions to properties and equipment and partially offset by proceeds from the sale/leaseback of two vessels of $32.8 million. Additions to properties and equipment included approximately $12 million in capitalized major repair costs, $108.4 million for the construction of offshore support vessels, $5.2 for the purchase of ROVs, and $2.8 million in other properties and equipment purchases.

Financing Activities

Net cash used in financing activities for the six months ended September 30, is as follows:

(In thousands)	2015	Change	2014

Principal payments on debt	$(64,374)	(38,378)	(25,996)
Debt borrowings	31,338	11,338	20,000
Proceeds from exercise of stock options	---	(1,025)	1,025
Cash dividends	(23,579)	1,459	(25,038)
Other	(961)	(1,311)	350

Net cash used in financing activities	$(57,576)	(27,917)	(29,659)

Financing activities for the six months ended September 30, 2015 used $57.6 million of cash, primarily due to principal payments on debt which consisted of $35 million of payments on senior notes, $20 million of payments on the revolving line of credit, $3 million repayment of NOK denominated debt and $6.4 million of scheduled semiannual principal payments on the debt of our wholly-owned Norwegian subsidiary as well as the quarterly payment of common stock dividends of $0.25 per common share. Partially offsetting these uses of cash were $31.3 million additional borrowings related to our wholly-owned Norwegian subsidiary.

Financing activities for the six months ended September 30, 2014 used $29.7 million of cash, primarily due to the quarterly payment of common stock dividends of $0.25 per common share. During the quarter the company borrowed $20 million from the revolving line of credit which was repaid during the quarter and approximately $6 million of scheduled payments of our wholly-owned Norwegian subsidiary.

Other Liquidity Matters

Vessel Construction. The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining nine vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity in order to fund current and any future commitments in connection with the completion of the fleet renewal and modernization program.

At September 30, 2015, the company had approximately $88.2 million of cash and cash equivalents, of which $41.8 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, there was $600 million of committed credit facilities available to the company at September 30, 2015.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three of the vessels were terminated, and the shipyard agreed, to (i) return to the company approximately $36 million in aggregate installment payments on three 7,145 BHP towing-supply-class vessels, (ii) terminate the company’s obligation to make any additional payments with respect to the cancelled vessels, and (iii) apply $3.5 million of accrued interest due the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) under construction at that shipyard. Under those settlement agreements, the company took delivery of one towing-supply-class vessel in September of 2015 and is expected to take delivery of one other towing-supply-class vessel and two of the PSVs, if those vessels are completed and delivered in accordance with the underlying construction contracts, as amended pursuant to the settlement agreements. The purchase price for each of these four vessels has been substantially discounted pursuant to the settlement agreements. The company will have separate options, but not obligations to acquire, each of the remaining five vessels, with option expiry dates ranging from November 2015 to October 2016. If the company does not elect to exercise any of these options, (a) the company is entitled to receive the return of approximately $29 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which will be issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement agreements (i.e., the company did not receive any discount on the purchase prices of these remaining five option vessels). These five vessels are not included in the preceding table of vessel commitments as of September 30, 2015. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. During the last week of October 2015, the Bank of China issued consents for all eight remaining settlement agreements.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (or all but approximately $1 million of the company’s carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The shipyard’s obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the table of vessel commitments as of September 30, 2015.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the table of vessel commitments as of September 30, 2015.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $39 million as of September 30, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending

December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $38 million as of September 30, 2015) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $32 million as of September 30, 2015) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $7 million as of September 30, 2015) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations. On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($15.4 million as of September 30, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $64.3 million as of September 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee is scheduled for November 2015. At that hearing, the company will seek to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of September 30, 2015.

Nigeria Marketing Agent Litigation. In October 2012, Tidewater Inc. notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited, that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Phoenix Tide Offshore Nigeria Limited, its prior marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of September 30, 2015 for the remaining months of fiscal 2016, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year

	Total	2016	2017	2018	2019	2020	More Than 5 Years

Vessel construction obligations	$112,154	56,843	55,311	---	---	---	---

Total obligations	$112,154	56,843	55,311	---	---	---	---

Refer to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

As of September 30, 2015, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total

Remaining six months of 2016	$4,743	10,439	15,182
2017	9,485	20,879	30,364
2018	9,605	23,485	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610

Total future lease payments	$76,430	144,866	221,296

Goodwill

The company historically performed its annual goodwill impairment test at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicated that goodwill might be impaired.

During the quarter ended December, 31, 2014 the company performed its annual goodwill impairment assessment and determined that the rapid and significant decline in crude oil and natural gas prices (which occurred and accelerated throughout the latter part of the company’s third quarter of fiscal 2015), and the expected short to intermediate term effect that the downturn might have on levels of exploration and production activity would likely have a negative effect on average day rates and utilization levels of the company’s vessels. Expected future cash flow analyses using the projected average day rates and utilization levels in this new commodity pricing environment were included in the company’s valuation models and indicated that the fair values of the Americas and Sub-Saharan Africa/Europe reporting units were less than their respective carrying values. A goodwill impairment charge of $283.7 million, to write-off the company’s remaining goodwill, was recorded during the quarter ended December 31, 2014.

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

At September 30, 2015, the company had a $300 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.7% percent (1.5% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300 million term loan at September 30, 2015 would change the company’s interest costs by approximately $3 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at September 30, 2015 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of September 30, 2015, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease

September 2013	$500,000	453,217	426,717	481,860
August 2011	165,000	151,763	145,322	158,558
September 2010	425,000	401,182	387,419	415,661

Total	$1,090,000	1,006,162	959,458	1,056,079

Troms Offshore Debt

Troms Offshore had 415.9 million NOK, or $48.8 million, as well as $59.6 million of U.S. denominated outstanding fixed rate debt at September 30, 2015. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of September 30, 2015, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease

Total	$108,379	108,551	103,700	113,761

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

As of September 30, 2015, Sonatide maintained the equivalent of approximately $98 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During the six months ended September 30, 2015, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $23 million, including approximately $11 million recognized in the second quarter, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $11 million, including approximately $5 million recognized in the second quarter, from the Sonatide entities through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, a portion of which will be borne by the company as a 49% owner of Sonatide. Sonatide may be able to mitigate this exposure, but a hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had 49 outstanding spot contracts at September 30, 2015, which had a notional aggregate value of $1 million. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and settled by April 1, 2015.

At September 30, 2015, the company had 16 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between November 10, 2015 and July 28, 2016. The combined change in fair value of the forward contracts was $0.8 million, all of which was recorded as a foreign exchange loss during the six months ended September 30, 2015, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company did not have any forward contracts outstanding at March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($15.4 million as of September 30, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $64.3 million as of September 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee is scheduled for November 2015. At that hearing, the company will seek to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of September 30, 2015.

Nigeria Marketing Agent Litigation

In October 2012, Tidewater Inc. notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited, that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Phoenix Tide Offshore Nigeria Limited, its prior marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. On or about December 30, 2014, the company received notice that the Nigerian marketing agent had filed an action in the Nigerian Federal High court seeking to prevent the continuation of the proceedings initiated by Tidewater in the London Commercial Court. The company intends to vigorously defend that action.

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

None.

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

TIDEWATER INC.
(Registrant)

Date: November 4, 2015	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 4, 2015	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

4.1	Note Purchase Agreement, dated July 1, 2003, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

4.2	Note Purchase Agreement, dated September 9, 2010, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on September 15, 2010, File No. 1-6311).

4.3	Note Purchase Agreement, dated September 30, 2013, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

10.1	Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer, and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on August 12, 2015, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith