Form 10-Q
period 2015-12-31
TIDEWATER INC
filed 2016-02-03
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

46,969,590 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 22, 2016.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	December 31,	March 31,
ASSETS	2015	2015
Current assets:
Cash and cash equivalents	$47,980	78,568
Trade and other receivables, net	261,209	303,096
Due from affiliate	336,474	420,365
Marine operating supplies	38,719	49,005
Other current assets	60,819	17,781
Total current assets	745,201	868,815
Investments in, at equity, and advances to unconsolidated companies	45,663	65,844
Properties and equipment:
Vessels and related equipment	4,681,306	4,717,132
Other properties and equipment	120,969	119,879
	4,802,275	4,837,011
Less accumulated depreciation and amortization	1,194,974	1,090,704
Net properties and equipment	3,607,301	3,746,307
Other assets	82,350	75,196
Total assets	$4,480,515	4,756,162

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,019	54,011
Accrued expenses	96,604	146,255
Due to affiliate	169,943	185,657
Accrued property and liability losses	3,443	3,669
Current portion of long-term debt	9,810	10,181
Other current liabilities	66,253	82,461
Total current liabilities	407,072	482,234
Long-term debt	1,441,924	1,524,295
Deferred income taxes	35,600	23,276
Accrued property and liability losses	9,748	10,534
Other liabilities and deferred credits	210,239	235,108

Commitments and Contingencies (Note 7)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 46,969,590 shares at December 31, 2015 and 47,029,359 shares at March 31, 2015	4,697	4,703
Additional paid-in capital	168,753	159,940
Retained earnings	2,216,862	2,330,223
Accumulated other comprehensive loss	(20,237)	(20,378)
Total stockholders’ equity	2,370,075	2,474,488
Noncontrolling Interests	5,857	6,227
Total equity	2,375,932	2,480,715
Total liabilities and equity	$4,480,515	4,756,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues:
Vessel revenues	$212,908	378,126	775,352	1,150,588
Other operating revenues	5,283	9,428	19,536	20,167
	218,191	387,554	794,888	1,170,755
Costs and expenses:
Vessel operating costs	125,094	210,365	462,987	640,428
Costs of other operating revenues	3,778	8,395	15,624	19,616
General and administrative	35,598	46,642	116,837	144,464
Vessel operating leases	8,441	7,165	25,325	20,247
Depreciation and amortization	45,422	43,331	137,058	130,150
Gain on asset dispositions, net	(5,883)	(4,699)	(19,345)	(13,092)
Asset impairments	15,141	6,236	61,771	8,096
Goodwill impairment	—	283,699	—	283,699
Restructuring charge	—	—	7,586	—
	227,591	601,134	807,843	1,233,608
Operating loss	(9,400)	(213,580)	(12,955)	(62,853)
Other income (expenses):
Foreign exchange gain (loss)	(469)	4,334	(3,758)	8,453
Equity in net earnings (losses) of unconsolidated companies	(1,710)	—	(7,070)	9,104
Interest income and other, net	609	434	1,754	1,555
Interest and other debt costs, net	(13,312)	(12,239)	(39,741)	(37,927)
	(14,882)	(7,471)	(48,815)	(18,815)
Loss before income taxes	(24,282)	(221,051)	(61,770)	(81,668)
Income tax expense (benefit)	(4,679)	(60,070)	16,996	(25,211)
Net Loss	$(19,603)	(160,981)	(78,766)	(56,457)
Less: Net losses attributable to noncontrolling interests	$(94)	(287)	(370)	(343)
Net loss attributable to Tidewater Inc.	$(19,509)	(160,694)	(78,396)	(56,114)
Basic loss per common share	$(0.42)	(3.31)	(1.67)	(1.14)
Diluted loss per common share	$(0.42)	(3.31)	(1.67)	(1.14)
Weighted average common shares outstanding	46,943,705	48,481,722	46,956,041	49,213,712
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	46,943,705	48,481,722	46,956,041	49,213,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss	$(19,603)	(160,981)	(78,766)	(56,457)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $(29), $0 and $43	212	(54)	(467)	79
Amortization of loss on derivative contract, net of tax of $0, $62, $0 and $188	180	116	538	349
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and $70	—	—	70	131
Total comprehensive loss	$(19,211)	(160,919)	(78,625)	(55,898)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2015	2014
Operating activities:
Net loss	$(78,766)	(56,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,058	130,150
Provision (benefit) for deferred income taxes	192	(77,278)
Gain on asset dispositions, net	(19,345)	(13,092)
Asset impairments	61,771	8,096
Goodwill impairment	—	283,699
Equity in earnings (losses) of unconsolidated companies, less dividends	22,087	(1,550)
Compensation expense - stock-based	9,960	16,395
Changes in assets and liabilities, net:
Trade and other receivables	38,726	(48,876)
Changes in due to/from affiliate, net	68,177	78,881
Marine operating supplies	9,786	1,243
Other current assets	1,711	3,090
Accounts payable	6,862	(29,052)
Accrued expenses	(51,068)	(6,856)
Accrued property and liability losses	(226)	(366)
Other current liabilities	(17,239)	(437)
Other liabilities and deferred credits	2,406	(3,025)
Other, net	(699)	(9,006)
Net cash provided by operating activities	191,393	275,559
Cash flows from investing activities:
Proceeds from sales of assets	8,428	5,160
Proceeds from sale/leaseback of assets	—	110,694
Additions to properties and equipment	(152,225)	(231,685)
Refunds from cancelled vessel construction contracts	36,190	—
Other	(210)	127
Net cash used in investing activities	(107,817)	(115,704)
Cash flows from financing activities:
Principal payment on long-term debt	(109,163)	(27,206)
Debt borrowings	31,338	20,000
Proceeds from exercise of stock options	—	1,025
Cash dividends	(35,378)	(36,997)
Repurchases of common stock	—	(99,999)
Other	(961)	351
Net cash used in financing activities	(114,164)	(142,826)
Net change in cash and cash equivalents	(30,588)	17,029
Cash and cash equivalents at beginning of period	78,568	60,359
Cash and cash equivalents at end of period	$47,980	77,388
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$47,608	48,046
Income taxes	$38,208	57,987
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$146	3,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(78,396)	141	(370)	(78,625)
Stock option expense	—	609	—	—	—	609
Cash dividends declared ($.75 per share)	—	—	(34,965)	—	—	(34,965)
Amortization of restricted stock units	1	7,843	—	—	—	7,844
Amortization/cancellation of restricted stock	(7)	361	—	—	—	354
Balance at December 31, 2015	$4,697	168,753	2,216,862	(20,237)	5,857	2,375,932

Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive loss	—	—	(56,114)	559	(343)	(55,898)
Exercise of stock options	3	1,022	—	—	—	1,025
Cash dividends declared ($.75 per share)	—	—	(37,229)	—	—	(37,229)
Retirement of common stock	(284)	—	(99,715)	—	—	(99,999)
Amortization of restricted stock units	1	12,495	—	—	—	12,496
Amortization/cancellation of restricted stock	(4)	2,603	—	—	—	2,599
Cash received from noncontrolling interests	—	—	—	—	450	450
Cash paid to noncontrolling interests	—	—	—	—	(50)	(50)
Balance at December 31, 2014	$4,689	158,501	2,351,197	(11,666)	6,044	2,508,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on May 28, 2015.

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

(2)	STOCKHOLDERS' EQUITY

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to December 31, 2015, and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program.

In January 2016, the company suspended its common stock repurchase program.

The aggregate dollar outlay for common stock repurchased, along with the number of shares repurchased, and average price paid per share, for the quarters and nine-month periods ended December 31 is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2015	2014	2015	2014
Aggregate dollar outlay for common stock repurchased	$—	99,999	—	99,999
Shares of common stock repurchased	—	2,841,976	—	2,841,976
Average price paid per common share	$—	35.19	—	35.19

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except dividend per share)	2015	2014	2015	2014
Dividends declared	$11,811	12,029	34,965	37,229
Dividend per share	0.25	0.25	0.75	0.75

In January 2016, the company suspended the quarterly dividend program.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters and nine month periods ended December 31, 2015 and 2014 are as follows:

	For the quarter ended December 31, 2015					For the nine months ended December 31, 2015
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	9/30/15	in OCI	net income	OCI	12/31/15	3/31/15	in OCI	net income	OCI	12/31/15
Available for sale securities	(444)	235	(24)	211	(233)	235	(569)	101	(468)	(233)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(9,059)	—	—	—	(9,059)	(9,129)	70	—	70	(9,059)
Interest rate swaps	(1,314)	—	180	180	(1,134)	(1,673)	—	539	539	(1,134)
Total	(20,628)	235	156	391	(20,237)	(20,378)	(499)	640	141	(20,237)

	For the quarter ended December 31, 2014					For the nine months ended December 31, 2014
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	9/30/14	in OCI	net income	OCI	12/31/14	3/31/14	in OCI	net income	OCI	12/31/14
Available for sale securities	225	(73)	19	(54)	171	92	(76)	155	79	171
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	15	—	—	—	15	(116)	131	—	131	15
Interest rate swaps	(2,157)	—	116	116	(2,041)	(2,390)	—	349	349	(2,041)
Total	(11,728)	(73)	135	62	(11,666)	(12,225)	55	504	559	(11,666)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters and nine month periods ended December 31, 2015 and 2014:

	Quarter Ended		Nine Months Ended
	December 31,		December 31		Affected line item in the condensed
(In thousands)	2015	2014	2015	2014	consolidated statements of income
Realized gains on available for sale securities	$(37)	29	155	238	Interest income and other, net
Amortization of interest rate swap	277	178	829	537	Interest and other debt costs
Total pre-tax amounts	240	207	984	775
Tax effect	84	72	344	271
Total gains for the period, net of tax	$156	135	640	504

(3)	INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three and nine-month periods ended December 31, 2015. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine-month periods ended December 31, 2015.

Income tax expense for the three and nine-month periods ended December 31, 2015 reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at December 31, 2015 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

December 31,
(In thousands)	2015
Tax liabilities for uncertain tax positions	$14,591
Income tax payable	27,581

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at December 31, 2015, are as follows:

December 31,
(In thousands)	2015
Unrecognized tax benefit related to state tax issues	$11,732
Interest receivable on unrecognized tax benefit related to state tax issues	38

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The pension plan is currently adequately funded and the company did not contribute to the pension plan during the quarters and nine months ended December 31, 2015 and 2014, and does not expect to contribute to the pension plan during the fourth quarter of fiscal 2016.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not the company’s stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and nine months ended December 31, 2015 and 2014, and does not expect to contribute to the supplemental plan during the fourth quarter of fiscal 2016.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at December 31, 2015 and March 31, 2015:

	December 31,	March 31,
(In thousands)	2015	2015
Investments held in Rabbi Trust	$9,072	9,915
Unrealized gains (losses) in fair value of trust assets	233	235
Obligations under the supplemental plan	27,143	25,510

To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

Postretirement Benefit Plan

Qualified retired employees currently are covered by a plan which provides limited health care and life insurance benefits. Costs of the plan are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through payments by the company as benefits are required.

Effective November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017.  The plan amendment resulted in an additional estimated net periodic postretirement benefit of $0.6 million during the quarter and nine-month period ended December 31, 2015. The medical coverage remains unchanged for participants under age 65.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Pension Benefits:
Service cost	$234	206	702	618
Interest cost	935	968	2,805	2,904
Expected return on plan assets	(530)	(685)	(1,590)	(2,055)
Amortization of prior service cost	9	12	27	36
Recognized actuarial loss	567	247	1,701	741
Net periodic benefit cost	$1,215	748	3,645	2,244
Other Benefits:
Service cost	$41	68	191	204
Interest cost	103	226	524	678
Amortization of prior service cost	(899)	(508)	(1,920)	(1,524)
Recognized actuarial benefit	(281)	(325)	(770)	(975)
Net periodic benefit cost	$(1,036)	(539)	(1,975)	(1,617)

Other Plans

Effective December 1, 2015, the company amended its existing multinational savings plan to a self-directed multinational defined contribution retirement plan (multinational retirement plan). The company subsequently removed approximately
$6.4 million of plan assets and liabilities from the other assets and other liabilities and deferred credits section of the condensed consolidated balance sheets. Non-U.S. citizen shore-based and certain offshore employees working outside their respective country of origin are eligible to participate in the multinational retirement plan provided the employees are not enrolled in any home country pension or retirement program.  Participants of the multinational retirement plan may contribute 1% to 50% of their base salary. The company matches, in cash, 50% of the first 6% of eligible compensation deferred by the employee which vests over five years. The company does not anticipate its contribution expense for the multinational retirement plan will increase due to the amendment.

(5)	INDEBTEDNESS

Senior Notes, Revolving Credit and Term Loan Agreement

In May 2015, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of (i) a $600 million revolving credit facility and (ii) a $300 million term loan facility.

At December 31, 2015 the company was in compliance with all covenants set forth in its debt facilities and note indentures, however, given the current trajectory of offshore energy market conditions, which has had a corresponding negative effect on our vessel revenue and other financial metrics, it is possible that in future quarters (and possibly as early as fiscal 2017) that the company may cease being in compliance with interest coverage ratios contained in certain of its debt facilities and senior note indentures. Failure to meet the required interest coverage ratios would be an event of default under certain of our debt facilities. The company is in dialogue with the principal lenders and noteholders to obtain amendments and/or waivers of these covenants in advance of any such default occurring, with the goal of finalizing any amendments and/or waivers prior to any possible covenant breach. Any such amendments and/or waivers would require successful negotiations with our bank group and certain noteholders, and would likely require the company to make certain concessions, such as potentially providing collateral or accepting a reduction in total borrowing capacity under the revolving credit facility. Obtaining the covenant relief that we are seeking will require the company to successfully harmonize the interests of the noteholders and the banks.

U.S. Dollar Denominated Debt

The following is a summary of debt outstanding at December 31, 2015 and March 31, 2015:

	December 31,	March 31,
(In thousands, except weighted average data)	2015	2015
Credit facility:
Term loan agreement (A)	$300,000	300,000
Revolving line of credit (A) (B)	—	20,000
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	7.6	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$425,950	516,879
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	4.8	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$147,081	167,910
September 2010 senior unsecured notes (C):
Aggregate debt outstanding	$382,500	425,000
Weighted average remaining life in years	4.3	4.6
Weighted average coupon rate on notes outstanding	4.35%	4.25%
Fair value of debt outstanding (Level 2)	$344,634	431,296
July 2003 senior unsecured notes (D):
Aggregate debt outstanding	$—	35,000
Weighted average remaining life in years	—	0.3
Weighted average coupon rate on notes outstanding	—	4.61%
Fair value of debt outstanding (Level 2)	$—	35,197
May 2015 notes (E) (F):
Amount outstanding	$30,033	—
Fair value of debt outstanding (Level 2)	30,047	—
March 2015 notes (F):
Amount outstanding	$28,259	29,488
Fair value of debt outstanding (Level 2)	28,265	29,501

(A)	Fair values approximate carrying values because the borrowings bear interest at variable rates.
(B)	$600 million and $580 million was available under the revolver at December 31, 2015 and March 31, 2015, respectively.
(C)	Principal repayments of $42.5 million were paid during the quarter ended December 31, 2015.
(D)	Remaining $35 million of borrowings fully paid in July 2015.
(E)

In May 2015, a wholly owned subsidiary of the company entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement which matures in April 2027 and is secured by a guarantee by Tidewater Inc. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a spread based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total rate of 4.22%).

(F)	Notes require semi-annual principal payments.

Norwegian Kroner Denominated Debt

The following is a summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at December 31, 2015 and March 31, 2015, and their U.S. dollar equivalents:

	December 31,	March 31,
(In thousands)	2015	2015
3.81% January 2014 notes (A):
NOK denominated	262,500	275,000
U.S. dollar equivalent	$29,606	34,234
Fair value in U.S. dollar equivalent (Level 2)	29,612	34,226
5.38% May 2012 notes (A):
NOK denominated	144,840	161,880
U.S. dollar equivalent	$16,336	20,152
Fair value in U.S. dollar equivalent (Level 2)	16,329	19,924
Variable rate borrowings:
June 2013 borrowing agreement (B) (C)
NOK denominated	—	25,000
U.S. dollar equivalent	$—	3,112
May 2012 borrowing agreement (B) (D)
NOK denominated	—	20,000
U.S. dollar equivalent	$—	2,490

(A)	Notes require semi-annual principal payments.
(B)	Fair values approximate carrying values because the borrowings bear interest at variable rates.
(C)	Remaining note balance was repaid in September 2015. The company recognized a $0.1 million gain on early extinguishment.
(D)	Note was repaid in May 2015 upon maturity.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters and nine-month periods ended December 31:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Interest and debt costs incurred, net of interest capitalized	$13,312	12,239	39,741	37,927
Interest costs capitalized	2,513	3,638	8,280	9,920
Total interest and debt costs	$15,825	15,877	48,021	47,847

(6)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters and the nine-month periods ended December 31, are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net loss available to common shareholders	$(19,509)	(160,694)	(78,396)	(56,114)
Weighted average outstanding shares of common stock, basic	46,943,705	48,481,722	46,956,041	49,213,712
Dilutive effect of options and restricted stock awards and units	—	—	—	—
Weighted average common stock and equivalents	46,943,705	48,481,722	46,956,041	49,213,712

Loss per share, basic (A)	$(0.42)	(3.31)	(1.67)	(1.14)
Loss per share, diluted (B)	$(0.42)	(3.31)	(1.67)	(1.14)
Additional information:
Antidilutive incremental options and restricted stock awards and units	455,663	158,575	385,073	231,171

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(B)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.

(7)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of December 31, 2015:

	Number		Invested	Remaining
	of	Total	Through	Balance
(In thousands, except vessel count)	Vessels	Cost	12/31/15	12/31/15
Vessels under construction (A):
Deepwater PSVs	8	$335,746	231,256	104,490
Towing-supply vessels	1	16,280	13,580	2,700
Total vessel commitments (B)	9	$352,026	244,836	107,190

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)

The company is entitled to receive a refund of prior shipyard payments totaling approximately $43 million (of which $12 million was received in January 2016) which would offset the remaining balance of vessel commitments. See further discussion below.

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at different shipyards around the world. The deepwater platform supply vessels (PSVs) under construction range between 4,200 and 6,000 deadweight tons (DWT) of cargo capacity and the towing-supply vessel under construction has 7,145 brake horsepower (BHP). Delivery of the new-build vessels began in January 2016, with delivery of the towing supply vessel and two of the deepwater PSVs. The delivery of the final new-build vessel is expected in May 2017. The company has approximately $107 million in unfunded capital commitments associated with the nine vessels under construction (approximately $64 million, net of $43 million of expected refunds from shipyards) at December 31, 2015.

The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue with the delivery of the remaining nine vessels currently under construction. The company anticipates that it will use some portion of its future operating cash flows and existing borrowing capacity in order to fund current and any future commitments in connection with the completion of the fleet renewal and modernization program.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three 7,145 BHP towing-supply-class vessels were terminated, and the shipyard agreed with respect to these three cancelled contracts to (i) return to the company approximately $36 million in aggregate installment payments, (ii) terminate the company’s obligation to make any additional payments, and (iii) apply $3.5 million of accrued interest due to the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels. The company applied the $3.5 million shipyard credit in the December quarter as an offset to other payments made to the shipyard.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for each of these four vessels. The company took delivery of one towing-supply-class vessel in September of 2015, and another towing-supply-class vessel in January of 2016, and is expected to take delivery of two deepwater PSVs in fiscal 2017, if those vessels are completed and delivered in accordance with the underlying amended construction contracts, in the June quarter of 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option expiry dates ranging from November 2015 to October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which will be issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and in January 2016 received $12 million in refunded payments. The company has also taken the $3.7 million “shipyard credit” in the December quarter as an offset against other payments made to the shipyard. The remaining four option vessels are not included in the preceding table of vessel commitments as of December 31, 2015. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels.  The Bank of China has subsequently issued consents for all eight remaining settlement agreements.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $12 million, or all but approximately $1 million of the company's carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The shipyard's obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of December 31, 2015.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of December 31, 2015.

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

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF).  The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. The MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration.  The company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company's representations of the financial status and other relevant aspects of the subsidiary, the MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the MNOPF.

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to the MNOPF. The conversion is not expected to have any impact on the company. The final meeting of creditors is scheduled for mid-February 2016, and the liquidation is expected to be completed in calendar 2016. The company believes that the liquidation will resolve the subsidiary's participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. Based on recent communications the Angolan entity is expected to be incorporated in 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has burdened Tidewater’s management of its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds causes payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the adoption of the new forex law, Tidewater and Sonangol negotiated and signed an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement for a one year term. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new agreement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split payment arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above.  The company believes that the split payment contracts entered into with customers prior to the expiration of the consortium agreement will remain in force until their expirations.

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

For the nine months ended December 31, 2015, the company collected (primarily through Sonatide) approximately $182 million from its Angolan operations, which exceeds by $10 million the approximately $172 million of revenue recognized for the same period. Of the $182 million collected, approximately $93 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $89 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to Tidewater. Additionally, the company received an approximate $15 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2016 The company also reduced the due from affiliate and due to affiliate balances by approximately $65 million during the nine months ended December 31, 2015 through netting transactions based on agreement with the joint venture.

The company believes that the process for converting Angolan kwanzas continues to function reasonably well, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of December 31, 2015, the company had approximately $336 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the nine months ended December 31, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $172 million, or 22%, of its consolidated vessel revenue, from an average of approximately 66 Tidewater-owned vessels that are marketed through the Sonatide joint venture (eight of which were stacked on average during the nine months ended December 31, 2015), and, for the nine months ended December 31, 2014, generated vessel revenues of approximately $271 million, or 23%, of consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels (four of which were stacked on average during the nine months ended December 31, 2014).

Sonatide owns eight vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of December 31, 2015, Sonatide maintained the equivalent of approximately $95 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $1 million of U.S. dollar-denominated deposits in banks outside of Angola. As of December 31, 2015 and March 31, 2015, the carrying value of Tidewater's investment in the Sonatide joint venture, which is included in "Investments in, at equity, and advances to unconsolidated companies," is approximately $43 million and $67 million, respectively.

Due from affiliate at December 31, 2015 and March 31, 2015 of approximately $336 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, and amounts due from customers that are expected to be remitted to the company through Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at December 31, 2015 and March 31, 2015 of approximately $170 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $27 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

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

The Angolan government enacted a new statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions.  The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations.  The additional surcharge has not been imposed on any Sonatide transactions to date. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2015, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net 13 vessels transferred out of Angola. Redeployment of vessels to and from Angola during the nine months ended December 31, 2015 has resulted in a net 18 vessels transferred out of Angola.

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

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $39 million as of December 31, 2015). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and has already obtained success in the majority of cases. This has reduced the initial fines from 155 million reais down to 33 million reais (approximately $8.3 million as of December 31, 2015). The company believes that it has a high probability of success with respect to overturning the remaining fines. The remaining fines are still subject to a secondary administrative appeals board hearing, but the company believes that its previous success will be helpful in that upcoming hearing. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($16.1 million as of December 31, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $65 million as of December 31, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of December 31, 2015.

(8)	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in the supplemental plan. The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of December 31, 2015:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
Common stock	$3,497	3,497	—	—
Preferred stock	—	—	—	—
Foreign stock	258	258	—	—
American depository receipts	1,529	1,529	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	74	74	—	—
Debt securities:
Government debt securities	1,818	1,028	790	—
Open ended mutual funds	1,770	1,770	—	—
Cash and cash equivalents	306	(34)	340	—
Total	$9,267	8,137	1,130	—
Other pending transactions	(195)	(195)	—	—
Total fair value of plan assets	$9,072	7,942	1,130	—

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2015:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
Common stock	$3,859	3,859	—	—
Preferred stock	—	—	—	—
Foreign stock	201	201	—	—
American depository receipts	1,685	1,685	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	59	59	—	—
Debt securities:
Government debt securities	1,926	1,377	549	—
Open ended mutual funds	1,916	1,916	—	—
Cash and cash equivalents	377	72	305	—
Total	$10,038	9,184	854	—
Other pending transactions	(123)	(123)	—	—
Total fair value of plan assets	$9,915	9,061	854	—

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

The company had no outstanding spot contracts at December 31, 2015. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and settled by April 1, 2015.

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

At December 31, 2015, the company had 14 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between January 2016 and November 2016. The combined change in fair value of the forward contracts was $1.8 million, all of which was recorded as a foreign exchange loss during the nine months ended December 31, 2015, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company did not have any forward contracts outstanding at March 31, 2015.
The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2015:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Money market cash equivalents	$1,507	1,507	—	—
Total fair value of assets	$1,507	1,507	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2015:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Money market cash equivalents	$3,007	3,007	—	—
Total fair value of assets	$3,007	3,007	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (15).

(9)	OTHER CURRENT ASSETS, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at December 31, 2015 and March 31, 2015 is as follows:

	December 31,	March 31,
(In thousands)	2015	2015
Deposits on vessel construction options (A)	$44,748	—
Deposits - general	7,017	7,381
Prepaid expenses	9,054	10,400
	$60,819	17,781

(A)	Refer to Note (7) for additional discussion regarding the vessels under construction with option agreements.

A summary of other assets at December 31, 2015 and March 31, 2015 is as follows:

	December 31,	March 31,
(In thousands)	2015	2015
Recoverable insurance losses	$9,682	10,468
Deferred income tax assets	31,136	19,004
Deferred finance charges – revolver	7,125	7,396
Savings plans and supplemental plan	14,984	23,208
Other	19,423	15,120
	$82,350	75,196

A summary of accrued expenses at December 31, 2015 and March 31, 2015 is as follows:

	December 31,	March 31,
(In thousands)	2015	2015
Payroll and related payables	$22,405	32,041
Commissions payable (A)	7,197	8,282
Accrued vessel expenses	53,414	79,549
Accrued interest expense	4,791	14,514
Other accrued expenses	8,797	11,869
	$96,604	146,255

(B)	Excludes $27.3 million and $46.3 million of commissions due to Sonatide at December 31, 2015 and March 31, 2015, respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities at December 31, 2015 and March 31, 2015 is as follows:

	December 31,	March 31,
(In thousands)	2015	2015
Taxes payable	$41,480	56,620
Deferred gain on vessel sales - current	24,403	25,057
Other	370	784
	$66,253	82,461

A summary of other liabilities and deferred credits at December 31, 2015 and March 31, 2015 is as follows:

	December 31,	March 31,
(In thousands)	2015	2015
Postretirement benefits liability	$20,651	23,018
Pension liabilities	42,773	41,279
Deferred gain on vessel sales	118,420	136,238
Other	28,395	34,573
	$210,239	235,108

(10)	ACCOUNTING PRONOUNCEMENTS

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

The following table provides a comparison of segment revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2015 and 2014. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Revenues:
Vessel revenues:
Americas	$75,963	134,554	279,345	388,550
Asia/Pacific	19,144	35,046	79,254	121,284
Middle East/North Africa	40,184	55,925	132,786	160,301
Sub-Saharan Africa/Europe	77,617	152,601	283,967	480,453
	212,908	378,126	775,352	1,150,588
Other operating revenues	5,283	9,428	19,536	20,167
	$218,191	387,554	794,888	1,170,755
Vessel operating profit (loss):
Americas	$9,289	33,784	41,940	100,770
Asia/Pacific	(3,796)	2,621	4,122	9,064
Middle East/North Africa	5,849	12,408	21,524	31,568
Sub-Saharan Africa/Europe	(2,079)	34,120	2,459	113,168
	9,263	82,933	70,045	254,570
Other operating loss	(626)	(1,032)	(3,120)	(5,548)
	8,637	81,901	66,925	249,022

Corporate general and administrative expenses	(7,150)	(9,411)	(25,096)	(30,686)
Corporate depreciation	(1,629)	(834)	(4,772)	(2,486)
Corporate expenses	(8,779)	(10,245)	(29,868)	(33,172)

Gain on asset dispositions, net	5,883	4,699	19,345	13,092
Asset impairments (A)	(15,141)	(6,236)	(61,771)	(8,096)
Goodwill impairment	—	(283,699)	—	(283,699)
Restructuring charge (B)	—	—	(7,586)	—
Operating loss	$(9,400)	(213,580)	(12,955)	(62,853)
Foreign exchange gain (loss)	(469)	4,334	(3,758)	8,453
Equity in net earnings (losses) of unconsolidated companies	(1,710)	—	(7,070)	9,104
Interest income and other, net	609	434	1,754	1,555
Interest and other debt costs, net	(13,312)	(12,239)	(39,741)	(37,927)
Loss before income taxes	$(24,282)	(221,051)	(61,770)	(81,668)
Depreciation and amortization:
Americas	$12,029	11,825	36,311	35,623
Asia/Pacific	5,803	4,731	16,503	13,538
Middle East/North Africa	6,992	7,016	21,103	20,383
Sub-Saharan Africa/Europe	17,600	18,067	54,084	55,494
	42,424	41,639	128,001	125,038
Other	1,369	858	4,285	2,626
Corporate	1,629	834	4,772	2,486
	$45,422	43,331	137,058	130,150
Additions to properties and equipment:
Americas	$2,064	32,421	44,118	64,057
Asia/Pacific	360	44,983	2,069	68,193
Middle East/North Africa	127	424	776	1,659
Sub-Saharan Africa/Europe	460	823	1,827	14,736
	3,011	78,651	48,790	148,645
Other	26	10,206	113	18,931
Corporate (C)	8,872	14,198	103,467	67,678
	$11,909	103,055	152,370	235,254

(A)	Refer to Note (15) for additional information regarding asset impairment charges.
(B)	Refer to Note (14) for additional information regarding the restructuring charge.
(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at December 31, 2015 and March 31, 2015:

	December 31,	March 31,
(In thousands)	2015	2015
Total assets:
Americas	$1,132,305	1,016,133
Asia/Pacific	515,380	506,265
Middle East/North Africa	591,657	666,983
Sub-Saharan Africa/Europe	1,871,941	2,064,010
	4,111,283	4,253,391
Other	45,789	49,554
	4,157,072	4,302,945
Investments in, at equity, and advances to unconsolidated companies	45,663	65,844
	4,202,735	4,368,789
Corporate (A)	277,780	387,373
	$4,480,515	4,756,162

(A)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At December 31, 2015 and March 31, 2015, $150.1 million and $235.2 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and nine-month periods ended December 31, 2015 and 2014:

		Quarter Ended				Nine Months Ended
Revenue by vessel class		December 31,				December 31,
(In thousands)	2015	%	2014	%	2015	%	2014	%
Americas fleet:
Deepwater	$49,792	23%	94,298	25%	191,720	25%	267,983	23%
Towing-supply	22,254	11%	33,607	9%	75,890	10%	97,511	9%
Other	3,917	2%	6,649	2%	11,735	1%	23,056	2%
Total	$75,963	36%	134,554	36%	279,345	36%	388,550	34%
Asia/Pacific fleet:
Deepwater	$13,267	6%	20,575	5%	56,535	7%	72,492	6%
Towing-supply	5,877	3%	13,487	4%	22,719	3%	45,862	4%
Other	—	—	984	<1%	—	—	2,930	<1%
Total	$19,144	9%	35,046	9%	79,254	10%	121,284	10%
Middle East/North Africa fleet:
Deepwater	$17,690	9%	25,615	7%	58,845	8%	64,336	6%
Towing-supply	21,795	10%	29,441	8%	71,898	9%	93,435	8%
Other	699	<1%	869	<1%	2,043	<1%	2,530	<1%
Total	$40,184	19%	55,925	15%	132,786	17%	160,301	14%
Sub-Saharan Africa/Europe fleet:
Deepwater	$30,361	14%	81,129	21%	124,282	16%	262,013	23%
Towing-supply	35,186	16%	52,532	14%	118,490	15%	162,585	14%
Other	12,070	6%	18,940	5%	41,195	6%	55,855	5%
Total	$77,617	36%	152,601	40%	283,967	37%	480,453	42%
Worldwide fleet:
Deepwater	$111,110	52%	221,617	58%	431,382	56%	666,824	58%
Towing-supply	85,112	40%	129,067	35%	288,997	37%	399,393	35%
Other	16,686	8%	27,442	7%	54,973	7%	84,371	7%
Total	$212,908	100%	378,126	100%	775,352	100%	1,150,588	100%

(12)	GOODWILL

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

Goodwill by reportable segment at December 31, 2015 and 2014 is as follows:

	March 31,			December 31,
(In thousands)	2015	Goodwill acquired	Impairments	2015
Americas	$—	—	—	—
Sub-Saharan Africa/Europe	—	—	—	—
Total carrying amount (A)	$—	—	—	—

	March 31,			December 31,
(In thousands)	2014	Goodwill acquired	Impairments	2014
Americas	$114,237	—	114,237	—
Sub-Saharan Africa/Europe	169,462	—	169,462	—
Total carrying amount (B)	$283,699	—	283,699	—

(A)	The total carrying amount of goodwill at March 31, 2015 and December 31, 2015 is net of accumulated impairment charges of $370.9 million.
(B)

The total carrying amount of goodwill at March 31, 2014 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

(13)	SALE/LEASEBACK ARRANGEMENTS

As of December 31, 2015, the future minimum lease payments for vessels under operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014
Fiscal year ending (In thousands)	Sale/Leaseback	Sale/Leaseback	Total
Remaining three months of 2016	$2,371	5,220	7,591
2017	9,485	20,879	30,364
2018	9,604	23,485	33,089
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610
Total future lease payments	$74,057	139,647	213,704

Included in gain on asset dispositions, net for the quarter and nine months ended December 31, 2015, respectively, are $5.8 million and $17.5 million of deferred gains from sale leaseback transactions. During the quarter and nine months ended December 31, 2014, the company recognized $4.8 million and $17.5 million of deferred gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

(14)	RESTRUCTURING CHARGE

In the second quarter of fiscal 2016 the company’s management continued to restructure its operations worldwide to reduce operating and general and administrative costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consists of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. Although no payments were made related to this charge as of September 30, 2015, the company paid $5.8 million during the quarter ended December 31, 2015.

Measures taken during the second quarter include the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such vessel stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the quarter and nine month periods ended December 31, 2015:

	Quarter Ended	Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2015
Americas:
Crew costs	$—	3,410
Other vessel costs	—	203
Asia/Pacific:
Crew costs	—	3,973
Total restructuring charges	$—	7,586

(15)	ASSET IMPAIRMENTS

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

Asset impairments recognized for the quarter and nine months ended December 31, 2015 increased $8.9 million and $53.7 million, respectively, from the same periods of fiscal 2015, primarily due to a decline in offshore support vessel values as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers. During the third quarter of fiscal 2016 the company recognized impairments to the stacked vessel fleet of $15.2 million. During the first nine months of fiscal 2016 the company recognized impairments to stacked vessels fleet of $55.5 million, a $3 million impairment to active vessels, a $2.4 million impairment related to a vessel under construction that is currently the subject of an arbitration proceeding in Brazil (so as to reduce the carrying value of this vessel to the amount that is covered by third party credit support) and, a $0.8 million impairment related to the cancellation of vessel construction contracts.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2015 and 2014, along with the amount of impairment.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Amount of impairment incurred	$15,141	6,236	61,771	8,096
Combined fair value of assets incurring impairment	90,010	3,914	244,310	4,634

16)	SUBSEQUENT EVENTS

In January 2016, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 135 to 1 to a ratio of approximately 158 to 1, or approximately 17%. Based on Angolan kwanza denominated balance sheet accounts at December 31, 2015, and an Angolan kwanza to U.S. dollar exchange ratio of 158 to 1, Sonatide will recognize a further exchange loss estimated to be approximately $17 million. The company will recognize 49% of the total foreign exchange loss, or approximately $8 million through equity in net earnings (losses) of unconsolidated companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed, consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related condensed, consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended December 31, 2015 and 2014, and of cash flows and statement of equity for the nine-month periods ended December 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed, consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

February 3, 2016

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,”  “could,”  “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control.  Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Item 1A included in the company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission (SEC) on May 28, 2015, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At December 31, 2015, the company owned or chartered 269 vessels (excluding nine joint venture vessels, but including 70 stacked vessels) and eight ROVs available to serve the global energy industry.

The company has one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world's significant offshore crude oil and natural gas exploration and production offshore regions. Our global operating footprint allows us to react quickly to changing local market conditions and to respond to the changing requirements of the many customers with which we believe we have strong relationships. The company is also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

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

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally drydock a vessel and undertake other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or other major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant impact on the company’s revenues and operating costs.

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

Although the company attempts to efficiently manage its major repairs and maintenance and drydocking schedule, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in major repair and maintenance and drydocking costs and days off hire (due to vessels being drydocked) have contributed to volatility in repair and maintenance costs and vessel revenue. During this current industry down cycle the company has increased the number of vessel stackings thereby deferring drydocking and major repairs and maintenance costs in order to reduce vessel operating costs.

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

Fuel, lube and supplies costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. Based on recent communications the Angolan entity is expected to be incorporated in 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of new legislation (the “forex law”) became effective that generally require oil companies that engage in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has burdened Tidewater’s management of its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds causes payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the adoption of the new forex law, Tidewater and Sonangol negotiated and signed an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement for a one year term. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new agreement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split payment arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The company believes that the split payment contracts entered into with customers prior to the expiration of the consortium agreement will remain in force until their expirations.

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

For the nine months ended December 31, 2015, the company collected (primarily through Sonatide) approximately $182 million from its Angolan operations, which exceeds by $10 million the approximately $172 million of revenue recognized for the same period. Of the $182 million collected, approximately $93 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $89 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to Tidewater. Additionally, the company received an approximate $15 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2016. The company also reduced the due from affiliate and due to affiliate balances by approximately $65 million during the nine months ended December 31, 2015 through netting transactions based on agreement with the joint venture.

The company believes that the process for converting Angolan kwanzas continues to function reasonably well, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of December 31, 2015, the company had approximately $336 million in amounts due from Sonatide, with approximately half of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the nine months ended December 31, 2015, Tidewater’s Angolan operations generated vessel revenues of approximately $172 million, or 22%, of its consolidated vessel revenue, from an average of approximately 66 Tidewater-owned vessels that are marketed through the Sonatide joint venture (eight of which were stacked on average during the nine months ended December 31, 2015), and, for the nine months ended December 31, 2014, generated vessel revenues of approximately $271 million, or 23%, of consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels (four of which were stacked on average during the nine months ended December 31, 2014).

Sonatide owns eight vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). In addition, as of December 31, 2015, Sonatide maintained the equivalent of approximately $95 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $1 million of U.S. dollar-denominated deposits in banks outside of Angola. As of December 31, 2015 and March 31, 2015, the carrying value of Tidewater's investment in the Sonatide joint venture, which is included in "Investments in, at equity, and advances to unconsolidated companies," is approximately $43 million and $67 million, respectively.

Due from affiliate at December 31, 2015 and March 31, 2015 of approximately $336 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, and amounts due from customers that are expected to be remitted to the company through Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at December 31, 2015 and March 31, 2015 of approximately $170 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $27 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

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

The Angolan government enacted a new statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The additional surcharge has not been imposed on any Sonatide transactions to date. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where there is adequate demand for the company’s vessels. During the year ended March 31, 2015, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net 13 vessels transferred out of Angola. Redeployment of vessels to and from Angola during the nine months ended December 31, 2015 has resulted in a net 18 vessels transferred out of Angola.

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

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, a total of 70 countries have ratified the Convention, making for a more diverse geographic footprint of enforcement.

Accordingly, the company continues prioritizing certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are maintained regardless of the area of operation. Additionally, where possible, the company continues to work with operationally identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. When obtained, these substantial equivalencies, allow the company to maintain its long-standing operational protocols that meet the requirements of the Convention and mitigate changes in business processes that would offer no additional substantive benefits to crew members. As ratifications continue, the company continues to assess its global seafarer labor relationships and fleet operational practices to not only ensure compliance with the Convention but also gauge the impact of effective enforcement, the effects of which cannot be reasonably estimated at this time.

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

After a significant decrease in the price of oil during fiscal 2015, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil has continued to decline during the quarter ended December 31, 2015 and in January 2016. Tidewater anticipates that its longer-term utilization and average day rate trends for its vessels will generally correlate with demand for, and the price of, crude oil, which during January 2016, was trading at below $30 per barrel for West Texas Intermediate (WTI) crude and for Intercontinental Exchange (ICE) Brent crude, down from $45 and $48 per barrel, respectively, in October 2015 and $48 and $50 per barrel, respectively, in January 2015. The current pricing outlook and recent trend in crude oil prices will likely continue to suppress additional drilling and exploration activity. Current prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in numerous calendar 2016 E&P spending surveys. These surveys have forecasted an overall spending reduction of 11 to 17% which includes a reduction in offshore spending of 20 to 25% as compared to calendar 2015 levels. This forecasted reduction is expected to continue a trend of decreasing E&P spending from already depressed levels in 2015. The surveys also recognize that if oil and gas prices ultimately remain below levels assumed in the E&P capital expenditure budgets for 2016, the probability of further reductions in 2016 E&P spending is very likely.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have also contributed to an oversupplied natural gas market. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to negatively impact the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services. The impact of lower gas prices in recent years has been most pronounced in our Americas segment and specifically in our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource. In January 2016, natural gas was trading in the U.S. at approximately $2.11 per Mcf, down from the October 2015 level of $2.65 per Mcf and the January 2015 level of $3.15 per Mcf.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and, when the commodity pricing environment improves, it could be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, the recent decrease in crude oil prices has already caused, and may continue to cause, E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata in December 2015 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 940 rigs, of which approximately 550 offshore rigs were working as of December 2015, a decrease of approximately 19%, or 125 working rigs, since the beginning of the company’s 2016 fiscal year. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 940 movable offshore rigs worldwide, approximately 33%, or approximately 310 rigs, are designed to operate in deeper waters. Of the approximately 550 working offshore rigs in December 2015, approximately 185 rigs, or 34%, are designed to operate in deeper waters. As of December 2015, the number of working deepwater rigs was approximately 29% less than the number of deepwater rigs working a year ago. It is further estimated that approximately 35% of the approximate 205 total offshore rigs currently under construction, or approximately 70 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 36% of the approximately 185 deepwater rigs working in December 2015. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of expected reduced E&P spending.

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

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 335 working jack-up rigs as of December 2015 (60% of the 550 working offshore rigs), which is a decrease of approximately 18% from the number of jack-up rigs working a year ago. The construction backlog for new jack-up rigs has decreased approximately 10% over the last twelve months to approximately 125 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market and recognizing that 125 newbuild jackup rigs represent 37% of the approximately 335 jack up rigs working in December 2015, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 465 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (365 vessels), on order or planned as of December 2015. The majority of the vessels under construction are scheduled to be delivered within the next 18 months, however, the company believes not all of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of December 2015, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,380 vessels which include approximately 630 vessels that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions. Excluding the 630 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (365 vessels) represents approximately 13% of the remaining worldwide fleet of approximately 2,750 offshore support vessels.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late 2014. Should market conditions continue to deteriorate, the stacking or underutilization of additional recently constructed vessels by the offshore supply vessel industry is likely.

Although the future attrition rate of the 630 older offshore support vessels cannot be determined with certainty, the company believes that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 365 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

As discussed above, additional vessel demand, which also could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for higher levels of activity, the recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18 months indicates that there may be, at least in the short to intermediate-term, a period of potential overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2016 Third Quarter Business Highlights

During the first nine months of fiscal 2016 the company continued to focus on identifying potential cost savings that could be realized in the context of lower crude oil prices and reduced E&P spending. Key elements of the company’s strategy include sustaining the company’s offshore support vessel fleet and its global operating footprint, and maintaining a strong balance sheet and adequate liquidity to fund operations and the remaining payments related to nine vessel under construction at December 31, 2015, and compliance with debt covenants. Operating management is focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At December 31, 2015, the company had 269 owned or chartered vessels (excluding joint-venture vessels) in its fleet with an average age of 9.1 years. The average age of 246 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is approximately 7.3 years.

The company’s consolidated net loss for the first nine months of fiscal 2016 increased 40%, or $22.3 million, as compared to the same period in fiscal 2015, primarily due to a 32% decrease in total revenues, which was partially offset by a 28% decrease in vessel operating costs, and a 19% decrease in general and administrative expenses.  In addition, net earnings for the first nine months of fiscal 2016 reflect a 178% decrease to equity in net earnings (losses) of unconsolidated companies, and a $53.7 million increase in asset impairments. During the first nine months of fiscal 2016, the company also recorded a restructuring charge of $7.6 million primarily related to its Brazilian and Australian operations. The company recorded $775.4 million in vessel revenues during the first nine months of fiscal 2016, which is a decrease of $375.2 million, or 33%, over the vessel revenues earned during the same period in fiscal 2015. The overall decrease in revenues for the nine-month period ended December 31, 2015 is a result of customer reductions in exploration and production spending due to relatively weak oil and gas fundamentals which have impacted vessel utilization and average day rates of offshore supply vessels worldwide. Lower vessel utilization in the first nine months of fiscal 2016 reflects, in part, our stacking of 49, net additional vessels worldwide. The stacking of vessels also resulted in our recognizing asset impairments totaling $55.5 million during the first nine months of fiscal 2016. In addition to these asset impairments, the company also recognized $3 million in asset impairments related to the active vessel fleet and $3.3 million of other asset impairment and write-offs. Vessel operating costs and general and administrative expenses also decreased, reflecting the decline in the number of operating vessels and other cost control measures implemented by the company as a result of current market conditions. Our subsea business generated revenues of $6.1 million during the first nine months of fiscal 2016 which is included in other operating revenues.

Vessel revenues generated by our Americas segment decreased approximately 28%, or $109.2 million, during the first nine months of fiscal 2016 as compared to the vessel revenues earned during the same period in fiscal 2015, primarily due to a $76.3 million decrease in revenues earned on the deepwater vessels, reflecting a 23 percentage point decrease in utilization and a 15% decrease in average day rates. Vessel operating costs for the Americas segment also decreased 23%, or $47.1 million (inclusive of a 26%, or $10.8 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods. During the nine-month period ended December 31, 2015, the company recorded $3.6 million of restructuring charges related to its Brazilian operations which are included in the Americas segment, as a result of the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with and Brazilian labor laws.

Vessel revenues generated by our Asia/Pacific segment decreased 35%, or $42 million, during the first nine months of fiscal 2016 as compared to the same period in fiscal 2015, due to a $23.1 million decrease in revenues earned on the towing supply vessels reflecting a 15 percentage point decrease in utilization and a 45% decrease in average day rates of towing supply vessels operating in the segment and a $16 million decrease in revenues earned on the deepwater vessels reflecting a 25 percentage point decrease in utilization and a 14% decrease in average day rates of deepwater vessels operating in the segment. Vessel operating costs for the Asia/Pacific segment decreased 43%, or $36.7 million (inclusive of a 60%, or $9.4 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods. During the nine-month period ended December 31, 2015, the company recorded $4.0 million of restructuring charges related to its Australian operations which are included in the Asia/Pacific segment, as a result of the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian labor laws.

Vessel revenues generated by our Middle East/North Africa segment decreased 17%, or $27.5 million, during the first nine months of fiscal 2016 as compared to the revenues earned during the same period in fiscal 2015, primarily due to a $21.5 million decrease in revenues earned on the towing-supply vessel class reflecting a nine percentage point decrease in utilization and a 14% decrease in average day rates. Vessel operating costs for the Middle East/North Africa segment also decreased 19%, or $17.7 million (inclusive of a 2%, or 0.4 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment decreased 41%, or $196.5 million, during the first nine months of fiscal 2016 as compared to the revenues earned during the same period in fiscal 2015, primarily due to a decrease in revenues earned from deepwater and towing-supply vessels of 53%, or $137.7 million, and 27% or $44.1 million, respectively. Revenue decreases for these vessel classes is primarily the result of respective 27 and 15 percentage point decreases in utilization and 29% and 4% respective decreases in average day rates, as compared to the same period of the preceding fiscal year.  Vessel operating costs for the Sub-Saharan Africa/Europe segment decreased 30%, or $76 million (inclusive of a 57%, or $32.2 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel revenues:
Americas	$75,963	36%	134,554	36%	279,345	36%	388,550	34%	89,210	34%
Asia/Pacific	19,144	9%	35,046	9%	79,254	10%	121,284	10%	32,173	12%
Middle East/North Africa	40,184	19%	55,925	15%	132,786	17%	160,301	14%	45,336	17%
Sub-Saharan Africa/Europe	77,617	36%	152,601	40%	283,967	37%	480,453	42%	97,412	37%
Total vessel revenues	$212,908	100%	378,126	100%	775,352	100%	1,150,588	100%	264,131	100%
Vessel operating costs:
Crew costs	$71,270	33%	104,167	28%	247,670	32%	330,086	29%	84,112	32%
Repair and maintenance	14,811	7%	46,418	12%	80,593	10%	133,481	12%	28,528	11%
Insurance and loss reserves	1,689	1%	3,093	1%	9,815	1%	10,470	1%	2,751	1%
Fuel, lube and supplies	16,369	8%	24,710	7%	51,626	7%	69,900	6%	17,147	6%
Other	20,955	10%	31,977	8%	73,283	10%	96,491	8%	26,074	10%
Total vessel operating costs	$125,094	59%	210,365	56%	462,987	60%	640,428	56%	158,612	60%

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

	Quarter Ended		Nine Months Ended		Quarter Ended
	December 31,		December 31,		September 30,
(In thousands)	2015	2014	2015	2014	2015
Other operating revenues	$5,283	9,428	19,536	20,167	7,792
Costs of other operating revenues	3,778	8,395	15,624	19,616	6,102

The following table presents vessel operating costs by the company’s four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel operating costs:
Americas:
Crew costs (A)	$24,342	32%	37,250	28%	88,517	32%	110,765	28%	30,416	34%
Repair and maintenance	4,713	6%	18,763	14%	30,159	11%	40,985	10%	10,713	12%
Insurance and loss reserves	427	1%	668	<1%	3,230	1%	2,762	1%	918	1%
Fuel, lube and supplies	5,830	8%	7,728	6%	16,240	6%	22,527	6%	5,995	7%
Other	5,616	7%	8,339	6%	18,334	6%	26,504	7%	5,704	6%
	40,928	54%	72,748	54%	156,480	56%	203,543	52%	53,746	60%
Asia/Pacific:
Crew costs (A)	$7,246	38%	13,628	39%	28,773	36%	53,301	44%	11,302	35%
Repair and maintenance	2,355	12%	4,473	13%	6,360	8%	15,763	13%	1,929	6%
Insurance and loss reserves	278	2%	595	2%	1,185	2%	1,233	1%	330	1%
Fuel, lube and supplies	1,982	10%	2,834	8%	6,077	8%	8,726	7%	1,698	5%
Other	2,286	12%	1,884	5%	6,556	8%	6,607	6%	2,047	7%
	14,147	74%	23,414	67%	48,951	62%	85,630	71%	17,306	54%
Middle East/North Africa:
Crew costs	$12,110	30%	15,878	29%	39,106	30%	47,958	30%	12,336	27%
Repair and maintenance	5,736	14%	6,732	12%	20,124	15%	20,543	13%	7,979	18%
Insurance and loss reserves	290	1%	594	1%	1,680	1%	2,602	1%	528	1%
Fuel, lube and supplies	1,852	5%	4,614	8%	6,005	5%	12,171	8%	2,254	5%
Other	2,915	7%	3,551	6%	9,425	7%	10,805	7%	3,540	8%
	22,903	57%	31,369	56%	76,340	58%	94,079	59%	26,637	59%
Sub-Saharan Africa/Europe:
Crew costs	$27,572	35%	37,411	24%	91,274	32%	118,062	25%	30,058	31%
Repair and maintenance	2,007	3%	16,450	11%	23,950	9%	56,190	12%	7,907	8%
Insurance and loss reserves	694	1%	1,236	1%	3,720	1%	3,873	1%	975	1%
Fuel, lube and supplies	6,705	9%	9,534	6%	23,304	8%	26,476	5%	7,200	8%
Other	10,138	13%	18,203	12%	38,968	14%	52,575	11%	14,783	15%
	47,116	61%	82,834	54%	181,216	64%	257,176	54%	60,923	63%
Total vessel operating costs	$125,094	59%	210,365	56%	462,987	60%	640,428	56%	158,612	60%

(A)

Nine months ended December 31, 2015 figures exclude restructuring charges of $3.6 million and $4.0 million related to our Americas and Asia/Pacific segments, respectively, which were incurred during the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

The following table presents vessel operations general and administrative expenses by the company’s four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel operations general and administrative expenses:
Americas	$7,090	9%	10,857	8%	24,733	9%	33,959	9%	7,794	9%
Asia/Pacific	2,991	16%	4,277	12%	9,679	12%	13,049	11%	3,388	11%
Middle East/North Africa	4,441	11%	5,132	9%	13,820	10%	14,271	9%	4,148	9%
Sub-Saharan Africa/Europe	13,164	17%	15,758	10%	40,762	14%	49,026	10%	13,178	14%
Total vessel operations general and administrative expenses	$27,686	13%	36,024	10%	88,994	11%	110,305	10%	28,508	11%

The following table presents vessel operating leases by the company’s four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel operating leases:
Americas	$6,626	9%	5,340	4%	19,880	7%	14,655	4%	6,626	7%
Asia/Pacific	—	—	—	—	—	—	—	—	—	—
Middle East/North Africa	—	—	—	—	—	—	—	—	—	—
Sub-Saharan Africa/Europe	1,815	2%	1,825	1%	5,445	2%	5,592	1%	1,815	2%
Total vessel operating leases	$8,441	4%	7,165	2%	25,325	3%	20,247	2%	8,441	3%

The following table compares operating loss and other components of loss before income taxes and its related percentage of total revenue for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel operating profit (loss):
Americas (A)	$9,289	4%	33,784	8%	41,940	5%	100,770	8%	8,812	3%
Asia/Pacific (A)	(3,796)	(2%)	2,621	1%	4,122	1%	9,064	1%	6,168	2%
Middle East/North Africa	5,849	3%	12,408	3%	21,524	3%	31,568	3%	7,515	3%
Sub-Saharan Africa/Europe	(2,079)	(1%)	34,120	9%	2,459	<1%	113,168	10%	3,247	1%
	9,263	4%	82,933	21%	70,045	9%	254,570	22%	25,742	9%
Other operating loss	(626)	(<1%)	(1,032)	(<1%)	(3,120)	(<1%)	(5,548)	(<1%)	(658)	(<1%)
	8,637	4%	81,901	21%	66,925	9%	249,022	22%	25,084	9%

Corporate general and administrative expenses	(7,150)	(3%)	(9,411)	(3%)	(25,096)	(3%)	(30,686)	(3%)	(7,932)	(3%)
Corporate depreciation	(1,629)	(1%)	(834)	(<1%)	(4,772)	(1%)	(2,486)	(<1%)	(1,649)	(<1%)
Corporate expenses	(8,779)	(4%)	(10,245)	(3%)	(29,868)	(4%)	(33,172)	(3%)	(9,581)	(3%)

Gain on asset dispositions, net	5,883	2%	4,699	1%	19,345	2%	13,092	1%	6,111	2%
Asset impairments	(15,141)	(6%)	(6,236)	(1%)	(61,771)	(7%)	(8,096)	(1%)	(31,672)	(11%)
Goodwill impairment	—	—	(283,699)	(73%)	—	—	(283,699)	(24%)	—	—
Restructuring charge	—	—	—	—	(7,586)	(1%)	—	—	(7,586)	(3%)
Operating loss	$(9,400)	(4%)	(213,580)	(55%)	(12,955)	(1%)	(62,853)	(5%)	(17,644)	(6%)
Foreign exchange gain (loss)	(469)	(<1%)	4,334	1%	(3,758)	(1%)	8,453	1%	844	<1%
Equity in net earnings (losses) of unconsolidated companies	(1,710)	(1%)	—	—	(7,070)	(1%)	9,104	1%	(2,919)	(1%)
Interest income and other, net	609	<1%	434	<1%	1,754	<1%	1,555	<1%	355	<1%
Interest and other debt costs, net	(13,312)	(6%)	(12,239)	(3%)	(39,741)	(5%)	(37,927)	(3%)	(13,247)	(5%)
Loss before income taxes	$(24,282)	(11%)	(221,051)	(57%)	(61,770)	(8%)	(81,668)	(7%)	(32,611)	(12%)

(A)

Nine months ended December 31, 2015 figures exclude restructuring charges of $3.6 million and $4.0 million related to our Americas and Asia/Pacific segments, respectively, which were incurred during the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 44%, or $58.6 million and 28%, or $109.2 million, respectively, during the quarter and nine month periods ended December 31, 2015, as compared to the same periods in fiscal 2015, due primarily to lower utilization and average day rates across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 47%, or $44.5 million, and 29%, or $76.3 million, during the same comparative periods. During the quarter and nine month period ended December 31, 2015, as compared to the same periods of fiscal 2015, deepwater vessels experienced a decrease in utilization of 34 and 23 percentage points, respectively, and a decrease in average day rates of 22% and 15%, respectively. Revenues related to towing supply vessels also decreased 34%, or $11.4 million, and 22%, or $21.6 million, during these comparative periods primarily as a result of decreases in utilization of 26 and 12 percentage points. In addition, there were fewer towing supply vessels in active service during the quarter and nine month period ended December 31, 2015 as compared to the same periods of the preceding quarter. The overall decreased day rates and utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2016, the company had 11 stacked Americas-based vessels. During the first nine months of fiscal 2016, the company stacked 22 additional vessels, sold three vessels from the previously stacked vessel fleet and returned one previously stacked vessel to service, resulting in a total of 29 stacked Americas-based vessels as of December 31, 2015.

Operating profit for the Americas segment decreased 73%, or $24.5 million, and 58%, or $58.8 million, during the quarter and nine month periods ended December 31, 2015, respectively, as compared to the same periods in fiscal 2015, primarily due to lower revenues. As a result of decreases in vessel activity and cost control measures, operating costs (primarily crew costs and repair and maintenance costs) and general and administrative costs in the Americas segment have also decreased but were partially offset by an increase in vessel lease expenses.

Crew costs decreased 35%, or $12.9 million, and 20%, or $22.2 million; repair and maintenance costs decreased 75%, or $14.1 million, and 26%, or $10.8 million; and general and administrative costs decreased 35%, or $3.8 million, and 27%, or $9.2 million, respectively, during the quarter and nine month periods ended December 31, 2015, as compared to the same periods in fiscal 2015 due to the decrease in operating activity in the segment and the delay of drydockings due in part to the stacking of vessels. Vessel operating lease costs increased 24%, or $1.3 million and 36%, or $5.2 million, respectively, during the same comparative periods due to the increase in the number of leased vessels operated by the company in the U.S. Gulf of Mexico and Mexico.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 45%, or $15.9 million, and 35%, or $42.0 million, respectively, during the quarter and nine month periods ended December 31, 2015, as compared to the same periods in fiscal 2015, due to lower utilization and average day rates across all vessel classes, most notably towing supply vessels, for which revenues decreased 56%, or $7.6 million and 51%, or $23.1 million, during the comparative periods. During the quarter and nine month period ended December 31, 2015, as compared to the same periods of fiscal 2015, towing supply vessels experienced a decrease in utilization of 14 and 15 percentage points, respectively, and a decrease in average day rates of 53% and 45%, respectively. Deepwater vessel revenue also decreased during these comparative periods 36%, or $7.3 million and 22%, or $16 million due to decreases in average day rates of 24% and 14%, respectively, and decreases in utilization of 26 and 25 percentage points, respectively. The overall decreased day rates and utilization is primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2016, the company had one stacked Asia/Pacific-based vessel. During the first nine months of fiscal 2016, the company stacked 14 additional vessels and returned one previously stacked vessel to service, resulting in a total of 14 stacked Asia/Pacific-based vessels as of December 31, 2015.

Operating profit for the Asia/Pacific segment decreased 245%, or $6.4 million, and 55%, or $4.9 million during the quarter and nine month periods ended December 301, 2015, respectively, as compared to the same periods in fiscal 2015, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance) and general and administrative expenses.

Crew costs decreased 47%, or $6.4 million, and 46%, or $24.5 million, respectively, due to the reduction of operations in fiscal 2016 as compared to the same periods in fiscal 2015, especially as related to our Australian operations. Repair and maintenance costs decreased 47%, or $2.1 million, and 60%, or $9.4 million, respectively, due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative expenses also decreased 30%, or $1.3 million, and 26%, or $3.4 million, respectively, due to cost control measures implemented by the company in response to the decline of vessel activity in the region especially as related to our Australian operations.

Middle East/North Africa Segment Operations.  Vessel revenues in the Middle East/North Africa segment decreased 28%, or $15.7 million, and 17%, or $27.5 million, respectively, during the quarter and nine month periods ended December 31, 2015, as compared to the same periods in fiscal 2015, primarily due to decreased revenue from towing supply vessels of 26%, or $7.6 million, and 23% or $21.5 million, during the same comparative periods. The decrease in revenue from towing supply vessels is a result of the decrease in utilization for this vessel class, which were 13 and nine percentage points lower, respectively, and a decrease in average day rates which were 11% and 14% lower, respectively, During the quarter and nine month period ended December 31, 2015 there were also fewer towing vessels in active service as compared to the same periods of the preceding quarter as compared to the same periods in fiscal 2015. Additionally, the segment experienced a decrease in revenues from deepwater vessels of 31%, or $7.9 million, and 9% or $5.5 million, respectively, during the same comparative periods due primarily to decrease in the utilization of 24 and 11 percentage points. During these comparative periods, average day rates also decreased 15% and 11% respectively.

At the beginning of fiscal 2016, the company had two stacked Middle East/North Africa-based vessels. During the first nine months of fiscal 2016, the company stacked five additional vessels, resulting in a total of seven stacked Middle East/North Africa-based vessels as of December 31, 2015.

Operating profit for the Middle East/North Africa segment during the quarter and nine month periods ended December 31, 2015 decreased 53%, or 6.6 million, and 32%, or $10 million, primarily due to the reductions in vessel revenues but were partially offset by decreases in vessel operating costs (crew costs and fuel, lube and supplies costs).

Crew costs decreased 24%, or $3.8 million, and 19%, or $8.9 million, respectively, and fuel, lube and supplies costs decreased 60%, or $2.8 million, and 51%, or $6.2 million, respectively, during the comparative periods as a result of decreased vessel activity in the region as a result of softer E&P market conditions.

Sub-Saharan Africa/Europe Segment Operations.  Vessel revenues in the Sub-Saharan Africa/Europe segment decreased 49%, or $75 million, and 41%, or $196.5 million, respectively, during the quarter and nine month periods ended December 31, 2015, as compared to the same periods during fiscal 2015, due to decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 63%, or $50.8 million, and 53%, or $137.7 million, respectively, during the quarter and nine month periods ended December 31, 2015, as compared to the same periods during fiscal 2015, primarily due to utilization decreases of 35 and 27 percentage points and decreases in average day rates of 36% and 29%, respectively. Revenues from towing supply vessels decreased 33%, or $17.3 million, and 27%, or $44.1 million, respectively, during the same comparative periods, primarily due to utilization decreases of 20 and 15 percentage points, respectively. Decreases to utilization and average day rates in the Sub-Saharan Africa/Europe are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During the quarter and nine month period ended December 31, 2015 there were fewer vessels in active service in the Sub-Saharan Africa/Europe segment across all vessel classes as compared to the same periods in fiscal 2015.

At the beginning of fiscal 2016, the company had seven stacked Sub-Saharan Africa/Europe-based vessels. During the first nine months of fiscal 2016, the company stacked 24 additional vessels, sold nine vessels from the previously stacked vessel fleet and returned two previously stacked vessels to work resulting in a total of 20 stacked Sub-Saharan Africa/Europe-based vessels as of December 31, 2015.

Operating profit for the Sub-Saharan Africa/Europe segment decreased 106%, or $36.2 million, and 98%, or $110.7 million, during the quarter and nine month periods ended December 31, 2015 as compared to the same periods of fiscal 2015, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs and repair and maintenance costs) and decreases to general and administrative costs during the same comparative periods.

Crew costs decreased 26%, or $9.8 million, and 23%, or $26.8 million, during the quarter and nine month periods ended December 31, 2015 as compared to the same periods of fiscal 2015 due to reduced operating activity in the region. Repair and maintenance costs decreased 88%, or $14.4 million, and 57%, or $32.2 million, respectively during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative costs have also decreased 17%, or $2.6 million, and 17%, or $8.3 million, respectively, during the comparative periods and are attributable to cost control measures implemented by the company.

Other Items. In the second quarter of fiscal 2016 the company’s management continued to restructure its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consists of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. Although no payments were made related to this charge as of September 30, 2015, the company paid $5.8 million during the quarter ended December 31, 2015.

Measures taken during the second quarter include the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the quarter and nine month periods ended December 31, 2015:

	Quarter Ended	Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2015
Americas:
Crew costs	$—	3,410
Other vessel costs	—	203
Asia/Pacific:
Crew costs	—	3,973
Total restructuring charges	$—	7,586

Insurance and loss reserves expense decreased 45%, or $1.4 million, and 6%, or $0.7 million, during the quarter and nine month period ended December 31, 2015 as compared to comparable periods ended December 31, 2014 primarily due to downward adjustments to case-based and other reserves since December 31, 2014.

Included in gain on asset dispositions, net for the quarter and nine month period ended December 31, 2015, respectively, are $5.8 million and $17.5 million of deferred gains from sale leaseback transactions. During the quarter and nine month period ended December 31, 2014, the company recognized $4.8 million and $12.1 million of deferred gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

Asset impairments recognized for the quarter and nine month period ended December 31, 2015 increased $8.9 million and $53.7 million, respectively, from the same periods of fiscal 2015 primarily due to a decline in offshore support vessel values as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers. During the third quarter of fiscal 2016 the company recognized impairments to its stacked vessel fleet of $15.1 million.

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

The table below summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2015 and 2014, along with the amount of impairment.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Amount of impairment incurred	$15,141	6,236	61,771	8,096
Combined fair value of assets incurring impairment	90,010	3,914	244,310	4,634

During the nine months ended December 31, 2015, the company recognized a foreign exchange loss of $3.8 million, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency. Additionally, during the nine months ended December 31, 2015, the entities which comprise the operations of the Sonatide joint venture in Angola recognized a foreign exchange loss of approximately $31.4 million, including approximately $8.4 million recognized in the third quarter, primarily as a result of the devaluation relative to the

U.S. dollar of Sonatide’s Angolan kwanza-denominated bank balances. During the nine months ended
December 31, 2015, the company has recognized (through equity in net earnings/(losses) of unconsolidated companies) 49% of Sonatide’s total foreign exchange loss, or approximately $15.4 million, including approximately $4.1 million recognized in the third quarter, from the Sonatide entities.

In January 2016, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 135 to 1 to a ratio of approximately 158 to 1, or approximately 17%. The effect of this devaluation on the balance sheet of Sonatide would result in a further exchange loss estimated to be approximately $17 million. The company would recognize 49% of the total foreign exchange loss, or approximately $8 million through equity in net earnings (losses) of unconsolidated companies.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (nine vessels at December 31, 2015).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2015	2014	2015	2014	2015
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$49,792	94,298	191,720	267,983	61,776
Towing-supply	22,254	33,607	75,890	97,511	24,121
Other	3,917	6,649	11,735	23,056	3,313
Total	$75,963	134,554	279,345	388,550	89,210
Asia/Pacific fleet:
Deepwater	$13,267	20,575	56,535	72,492	23,435
Towing-supply	5,877	13,487	22,719	45,862	8,738
Other	—	984	—	2,930	-
Total	$19,144	35,046	79,254	121,284	32,173
Middle East/North Africa fleet:
Deepwater	$17,690	25,615	58,845	64,336	20,769
Towing-supply	21,795	29,441	71,898	93,435	23,914
Other	699	869	2,043	2,530	653
Total	$40,184	55,925	132,786	160,301	45,336
Sub-Saharan Africa/Europe fleet:
Deepwater	$30,361	81,129	124,282	262,013	39,955
Towing-supply	35,186	52,532	118,490	162,585	42,106
Other	12,070	18,940	41,195	55,855	15,351
Total	$77,617	152,601	283,967	480,453	97,412
Worldwide fleet:
Deepwater	$111,110	221,617	431,382	666,824	145,935
Towing-supply	85,112	129,067	288,997	399,393	98,879
Other	16,686	27,442	54,973	84,371	19,317
Total	$212,908	378,126	775,352	1,150,588	264,131
UTILIZATION:
Americas fleet:
Deepwater	53.6%	87.3	66.5	89.3	65.1
Towing-supply	48.9	74.5	56.7	69.1	56.5
Other	60.4	56.7	50.7	67.7	47.8
Total	52.7%	77.2	60.7	77.7	59.7
Asia/Pacific fleet:
Deepwater	40.6%	66.9	48.4	73.3	59.9
Towing-supply	62.6	76.6	71.7	86.9	79.7
Other	—	100.0	—	100.0	—
Total	51.0%	73.9	59.0	82.3	68.3
Middle East/North Africa fleet:
Deepwater	65.4%	89.3	69.8	80.8	73.7
Towing-supply	66.9	79.6	72.7	81.4	74.9
Other	100.0	100.0	97.2	97.3	91.9
Total	67.8%	83.2	72.9	81.9	75.2
Sub-Saharan Africa/Europe fleet:
Deepwater	50.6%	85.7	58.7	85.8	57.2
Towing-supply	58.5	78.8	63.0	77.5	63.9
Other	71.5	73.3	71.6	74.2	73.5
Total	60.4%	78.7	64.6	78.7	65.1
Worldwide fleet:
Deepwater	52.5%	84.9	62.0	85.2	63.0
Towing-supply	58.9	77.7	65.1	77.5	67.0
Other	69.1	71.0	67.0	73.9	67.9
Total	58.4%	78.6	64.3	79.2	65.7

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2015	2014	2015	2014	2015
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$25,584	32,612	26,984	31,686	26,254
Towing-supply	17,071	16,890	16,797	16,932	16,003
Other	7,050	9,314	7,762	8,772	7,461
Total	$19,962	24,048	21,268	23,067	20,725
Asia/Pacific fleet:
Deepwater	$27,345	35,821	33,858	39,250	34,487
Towing-supply	6,379	13,664	7,593	13,701	7,907
Other	—	10,692	—	10,653	—
Total	$13,611	21,195	17,000	22,176	18,028
Middle East/North Africa fleet:
Deepwater	$20,995	24,586	21,500	24,257	20,738
Towing-supply	11,430	12,870	11,599	13,438	11,200
Other	3,800	4,723	3,779	4,727	3,737
Total	$13,699	15,918	14,013	15,808	13,692
Sub-Saharan Africa/Europe fleet:
Deepwater	$18,355	28,675	21,462	30,020	20,876
Towing-supply	15,565	16,859	16,225	16,879	17,009
Other	4,764	5,976	5,241	5,819	5,731
Total	$12,037	16,743	13,552	17,184	13,782
Worldwide fleet:
Deepwater	$22,546	30,205	24,932	30,751	24,535
Towing-supply	13,315	15,401	13,754	15,546	13,689
Other	5,098	6,598	5,546	6,472	5,858
Total	$14,589	19,024	16,077	19,045	16,039

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2015	2014	2015	2014	2015
Americas fleet:
Deepwater	40	36	39	34	40
Towing-supply	29	29	29	30	29
Other	10	14	11	14	10
Total	79	79	79	78	79
Less stacked vessels	18	9	15	8	14
Active vessels	61	70	64	70	65
Asia/Pacific fleet:
Deepwater	13	9	13	9	12
Towing-supply	16	14	15	14	15
Other	1	1	1	1	1
Total	30	24	29	24	28
Less stacked vessels	12	—	7	—	7
Active vessels	18	24	22	24	21
Middle East/North Africa fleet:
Deepwater	14	13	14	12	15
Towing-supply	31	31	31	31	31
Other	2	2	2	2	2
Total	47	46	47	45	48
Less stacked vessels	5	—	4	—	4
Active vessels	42	46	43	45	44
Sub-Saharan Africa/Europe fleet:
Deepwater	36	36	36	37	36
Towing-supply	42	43	42	45	42
Other	38	47	40	47	40
Total	116	126	118	129	118
Less stacked vessel	22	7	17	6	19
Active vessels	94	119	101	123	99
Active owned or chartered vessels	215	259	230	262	229
Stacked vessels	57	16	43	14	44
Total owned or chartered vessels	272	275	273	276	273
Joint-venture and other	9	10	9	11	9
Total	281	285	282	287	282

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 70, 16 and 51 stacked vessels at December 31, 2015 and 2014 and September 30, 2015, respectively.

The following is a summary of net properties and equipment at December 31, 2015 and March 31, 2015:

	December 31, 2015		March 31, 2015
	Number	Carrying	Number	Carrying
	Of Vessels (B)	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	186	$2,566,395	242	$3,310,476
Stacked vessels	67	721,364	21	38,489
Marine equipment and other assets under construction		244,933		315,552
Other property and equipment (A)		74,609		81,790
Totals	253	$3,607,301	263	$3,746,307

(A)	Other property and equipment includes eight remotely operated vehicles.
(B)	Vessel count excludes vessels operated under sale leaseback agreements.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the nine months ended December 31:

	Nine Months Ended
	December 31,
	2015	2014 (A)
Number of vessels disposed by vessel type:
Deepwater PSVs	—	1
Towing-supply:
Towing-supply vessels	—	1
PSVs	—	8
Other	14	2
Total	14	12
Number of vessels disposed by segment:
Americas	4	6
Middle East/North Africa	—	1
Sub-Saharan Africa/Europe	10	5
Total	14	12

(A)Excluded from fiscal 2015 dispositions are five vessels that were sold and leased back by the company.

Vessel and Other Deliveries and Acquisitions

During the first nine months of fiscal 2016, the company took delivery of three newly-built deepwater PSVs and one towing-supply vessel. One 268-foot, 4,000 DWT of cargo carrying capacity, deepwater PSV was constructed at an international shipyard for a total cost of $39.5 million. Two 275-foot, 4,600 DWT of cargo carrying capacity, deepwater PSVs were constructed at different international shipyard for a total aggregate cost of $59.4 million. In addition, a 7,145 BHP towing-supply vessel was constructed at another international shipyard for a total cost of $16.2 million.

Vessel and Other Commitments at December 31, 2015

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of December 31, 2015:

	Number				Amount	Remaining
	of	Shipyard	Delivery	Total	Invested	Balance
(In thousands)	Vessels	Location	Dates	Cost	12/31/15	12/31/15
Towing-supply:
7,145 BHP Towing-supply	1	International	1/2016	$16,280	13,580	2,700
Deepwater:
261-foot PSV	2	International	4/2016, 5/2016
275-foot PSV	1	International	1/2016
292-foot PSV	1	International	9/2016
300-foot PSV	2	United States	1/2017, 5/2017
310-foot PSV	2	United States	1/2016, 4/2016
Total Deepwater PSVs	8			335,746	231,256	104,490
Total vessel commitments	9			$352,026	244,836	107,190

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)

The company is entitled to receive a refund of prior shipyard payments totaling approximately $43 million (of which $12 million was received in January 2016) which would offset the remaining balance of vessel commitments. See further discussion below.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three 7,145 BHP towing-supply-class vessels were terminated, and the shipyard agreed with respect to these three cancelled contracts to (i) return to the company approximately $36 million in aggregate installment payments, (ii) terminate the company’s obligation to make any additional payments, and (iii) apply $3.5 million of accrued interest due to the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels. The company applied the $3.5 million shipyard credit in the December quarter as an offset to other payments made to the shipyard.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for each of these four vessels. The company took delivery of one towing-supply-class vessel in September of 2015, and another towing-supply-class vessel in January of 2016, and is expected to take delivery of two deepwater PSVs in fiscal 2017, if those vessels are completed and delivered in accordance with the underlying amended construction contracts, in the June quarter of 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option expiry dates ranging from November 2015 to October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which will be issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and in January 2016 received $12 million in refunded payments. The company has also taken the $3.7 million “shipyard credit” in the December quarter as an offset against other payments made to the shipyard. The remaining four option vessels are not included in the preceding table of vessel commitments as of December 31, 2015. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. The Bank of China has subsequently issued consents for all eight remaining settlement agreements.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $12 million, or all but approximately $1 million of the company's carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The shipyard's obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of December 31, 2015.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of December 31, 2015.

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various remaining shipbuilding commitments:

	Quarter Period Ended
Vessel class and type	03/16	06/16	09/16	12/16	03/17	06/17
Deepwater PSVs	2	3	1	—	1	1
Towing-supply vessels	1	—	—	—	—	—
Totals	3	3	1	—	1	1
(In thousands) Expected quarterly cash outlay	$39,676	13,643	40,358	2,310	6,313	4,890

The company believes it has sufficient liquidity and financial capacity to support the continued investment in the remaining vessels under construction. In recent years, the company has funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. The company has approximately $107 million in unfunded capital commitments associated with the nine vessels under construction (approximately $64 million, net of $43 million of expected refunds from shipyards) at December 31, 2015.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015 consist of the following components:

									Quarter
	Quarter Ended				Nine Months Ended				Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Personnel	$22,165	10%	27,492	7%	72,152	9%	86,756	7%	22,470	8%
Office and property	5,812	2%	7,698	2%	18,854	2%	21,827	2%	5,660	2%
Sales and marketing	1,545	1%	2,825	1%	5,086	1%	9,972	1%	1,666	1%
Professional services	4,185	2%	5,213	1%	12,625	1%	16,122	1%	4,191	2%
Other	1,891	1%	3,414	1%	8,120	1%	9,787	1%	3,299	1%
Total	$35,598	16%	46,642	12%	116,837	14%	144,464	12%	37,286	14%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and nine-month periods ended December 31, 2015 and 2014 and for the quarter ended September 30, 2015 were as follows:

									Quarter
	Quarter Ended				Nine Months Ended				Ended
	December 31,				December 31,				September 30,
(In thousands)	2015	%	2014	%	2015	%	2014	%	2015	%
Vessel operations	$27,686	78%	36,024	77%	88,994	76%	110,305	76%	28,508	77%
Other operating activities	762	2%	1,207	3%	2,747	2%	3,473	3%	846	2%
Corporate	7,150	20%	9,411	20%	25,096	22%	30,686	21%	7,932	21%
Total	$35,598	100%	46,642	100%	116,837	100%	144,464	100%	37,286	100%

General and administrative expenses during the quarter and nine month period ended December 31, 2015 were 24%, or $11 million, and 19%, or $27.6 million, lower than the same respective periods in fiscal 2015. Decreases across all components of general and administrative cost are a result of the company’s continuing efforts to reduce overhead costs as a result of the downturn in the offshore oil services market. In addition, lower personnel costs are also due, in part, to lower equity based compensation expense as a result of the company’s lower stock price.

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

At December 31, 2015 the company was in compliance with all covenants set forth in its debt facilities and note indentures, however, given the current trajectory of offshore energy market conditions, which has had a corresponding negative effect on our vessel revenue and other financial metrics, it is possible that in future quarters (and possibly as early as fiscal 2017) that the company may cease being in compliance with interest coverage ratios contained in certain of its debt facilities and senior note indentures. Failure to meet the required interest coverage ratios would be an event of default under certain of our debt facilities. The company is in dialogue with the principal lenders and noteholders to obtain amendments and/or waivers of these covenants in advance of any such default occurring, with the goal of finalizing any amendments and/or waivers prior to any possible covenant breach. Any such amendments and/or waivers would require successful negotiations with our bank group and certain noteholders, and would likely require the company to make certain concessions, such as potentially providing collateral or accepting a reduction in total borrowing capacity under the revolving credit facility. Obtaining the covenant relief that we are seeking will require the company to successfully harmonize the interests of the noteholders and the banks.

Availability of Cash

At December 31, 2015, the company had $48 million in cash and cash equivalents, of which $37.9 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt that becomes due and required payments on vessel construction currently in progress.

Indebtedness

Revolving Credit and Term Loan Agreement. In May 2015, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of (i) a $600 million revolving credit facility and (ii) a $300 million term loan facility.

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

The company had $300 million in term loan borrowings outstanding at December 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600 million available under the revolver to fund future liquidity needs at December 31, 2015. The company had $300 million of term loan borrowings and $20 million of revolver borrowings outstanding at March 31, 2015.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors on November 15, 2013. A summary of these outstanding notes at December 31, 2015 and March 31, 2015, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	7.6	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	425,950	516,879

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

August 2011 Senior Notes.  On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at December 31, 2015 and March 31, 2015, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	4.8	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	147,081	167,910

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes.  In fiscal 2011, the company executed an note purchase agreement and issued $425 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at December 31, 2015 and March 31, 2015, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$382,500	425,000
Weighted average remaining life in years	4.3	4.6
Weighted average coupon rate on notes outstanding	4.35%	4.25%
Fair value of debt outstanding	344,634	431,296

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2015 and March 31, 2015, is an after-tax loss of $1.3 million ($1.3 million pre-tax), and $1.8 million ($2.6 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes.  In July 2003, the company entered into a note purchase agreement and issued $300 million of senior unsecured notes to a group of institutional investors. The remaining amounts outstanding were fully paid in July 2015. A summary of the aggregate amount of these outstanding notes at December 31, 2015 and March 31, 2015, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2015	2015
Aggregate debt outstanding	$—	35,000
Weighted average remaining life in years	—	0.3
Weighted average coupon rate on notes outstanding	—	4.61%
Fair value of debt outstanding	—	35,197

Troms Offshore Debt.  In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.22%).

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

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at December 31, 2015 and March 31, 2015 are as follows:

	December 31,	March 31,
(In thousands)	2015	2015
May 2015 notes (A):
Amount outstanding	$30,033	—
Fair value of debt outstanding (Level 2)	30,047	—
March 2015 notes (A):
Amount outstanding	$28,259	29,488
Fair value of debt outstanding (Level 2)	28,265	29,501

(A)Notes require semi-annual principal payments

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

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at December 31, 2015 and March 31, 2015, and their U.S. dollar equivalents are as follows:

	December 31,	March 31,
(In thousands)	2015	2015
3.81% January 2014 notes (A):
NOK denominated	262,500	275,000
U.S. dollar equivalent	$29,606	34,234
Fair value in U.S. dollar equivalent (Level 2)	29,612	34,226
5.38% May 2012 notes (A):
NOK denominated	144,840	161,880
U.S. dollar equivalent	$16,336	20,152
Fair value in U.S. dollar equivalent (Level 2)	16,329	19,924

(A)Notes require semi-annual principal payments.

Each of the four Troms Offshore Debt tranches (two U.S. dollar denominated and two NOK denominated) require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0.

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

Troms Offshore had an aggregate of 45 million NOK, or approximately $5.6 million outstanding in floating rate debt at March 31, 2015 (whose fair value approximated the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). These floating rate borrowings were repaid as of December 31, 2015

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and nine-month periods ended December 31, are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2015	2014	2015	2014
Interest and debt costs incurred, net of interest capitalized	$13,312	12,239	39,741	37,927
Interest costs capitalized	2,513	3,638	8,280	9,920
Total interest and debt costs	$15,825	15,877	48,021	47,847

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during the period from March 31, 2015 to December 31, 2015, and as of the end of this period $100 million remained authorized and available to repurchase shares under the May 2014 share repurchase program.

In January 2016, the company suspended the common stock repurchase program.

The aggregate dollar outlay for common stock repurchased, along with the number of shares repurchased, and average price paid per share, for the quarters and nine-month periods ended December 31 is as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2015	2014	2015	2014
Aggregate dollar outlay for common stock repurchased	$—	99,999	—	99,999
Shares of common stock repurchased	—	2,841,976	—	2,841,976
Average price paid per common share	$—	35.19	—	35.19

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except dividend per share)	2015	2014	2015	2014
Dividends declared	11,811	12,029	34,965	37,229
Dividend per share	0.25	0.25	0.75	0.75

In January 2016, the company suspended the quarterly dividend program.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the nine months ended December 31, is as follows:

(In thousands)	2015	Change	2014
Net loss	$(78,766)	(22,309)	(56,457)
Depreciation and amortization	137,058	6,908	130,150
Provision for deferred income taxes	192	77,470	(77,278)
Gain on asset dispositions, net	(19,345)	(6,253)	(13,092)
Asset impairments	61,771	53,675	8,096
Goodwill impairment	—	(283,699)	283,699
Changes in operating assets and liabilities	(9,741)	83,544	(93,285)
Changes in due to/from affiliate, net	68,177	(10,704)	78,881
Other non-cash items	32,047	17,202	14,845
Net cash provided by operating activities	$191,393	(84,166)	275,559

Cash flows from operations decreased 31%, or $84.2 million, to $191.4 million, during the nine months ended December 31, 2015 as compared to $275.6 million during the nine months ended December 31, 2014 due to a $22.3 million increase in our net loss during the first nine months of fiscal 2016 as compared to the same period of fiscal 2015. This increase in net loss is primarily due to lower revenues caused by the decline in offshore oil and gas exploration and drilling activity levels. As compared to the first nine months of fiscal 2015, the company has also experienced a decrease in cash flows from changes in the due to/from affiliate balance of $10.7 million which is primarily attributable to lower levels of collections received from our Angolan operation which is included within our Sub-Saharan Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, is as follows:

(In thousands)	2015	Change	2014
Proceeds from the sale of assets	$8,428	3,268	5,160
Proceeds from the sale/leaseback of assets	—	(110,694)	110,694
Additions to properties and equipment	(152,225)	79,460	(231,685)
Refunds from cancelled vessel construction contracts	36,190	36,190	—
Other	(210)	(337)	127
Net cash used in investing activities	$(107,817)	7,887	(115,704)

Investing activities for the nine months ended December 31, 2015 used $107.8 million of cash, which is primarily attributed to $152.2 million of additions to properties and equipment, net of refunds received from a shipyard related to vessel contracts which were cancelled due to late delivery. See “Vessels and Other Commitments” under Note (7) in the Notes to the Financial Statements included in Part I, Item 1 of this report. Additions to properties and equipment included $14.1 million in capitalized upgrades to existing vessels and equipment, $136.5 million for the construction of offshore support vessels, and $1.6 million in other properties and equipment purchases.

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

Financing Activities

Net cash used in financing activities for the nine months ended December 31, is as follows:

(In thousands)	2015	Change	2014
Principal payment on long-term debt	$(109,163)	(81,957)	(27,206)
Debt borrowings	31,338	11,338	20,000
Proceeds from exercise of stock options	—	(1,025)	1,025
Cash dividends	(35,378)	1,619	(36,997)
Repurchases of common stock	—	99,999	(99,999)
Other	(961)	(1,312)	351
Net cash used in financing activities	$(114,164)	28,662	(142,826)

Financing activities for the nine months ended December 31, 2015 used $114.2 million of cash, primarily due to principal payments on debt which consisted of $77.5 million of payments on senior notes, $20 million of payments on the revolving line of credit and $11.7 million of scheduled semiannual principal payments on the debt of our wholly-owned Norwegian subsidiary as well as the quarterly payment of common stock dividends of $0.25 per common share. Partially offsetting these uses of cash were $31.3 million additional borrowings related to our wholly-owned Norwegian subsidiary.

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

Other Liquidity Matters

Vessel Construction. The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining nine vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity in order to complete the fleet renewal and modernization program.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three 7,145 BHP towing-supply-class vessels were terminated, and the shipyard agreed with respect to these three cancelled contracts to (i) return to the company approximately $36 million in aggregate installment payments , (ii) terminate the company’s obligation to make any additional payments, and (iii) apply $3.5 million of accrued interest due to the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels. The company applied the $3.5 million shipyard credit in the December quarter as an offset to other payments made to the shipyard.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for each of these four vessels. The company took delivery of one towing-supply-class vessel in September of 2015, and another towing-supply-class vessel in January of 2016, and is expected to take delivery of two deepwater PSVs in fiscal 2017, if those vessels are completed and delivered in accordance with the underlying amended construction contracts, in the June quarter of 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option expiry dates ranging from November 2015 to October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which will be issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and in January 2016 received $12 million in refunded payments. The company has also taken the $3.7 million “shipyard credit” in the December quarter as an offset against other payments made to the shipyard. The remaining four option vessels are not included in the preceding table of vessel commitments as of December 31, 2015. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. The Bank of China has subsequently issued consents for all eight remaining settlement agreements.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $12 million or all but approximately $1 million of the company's carrying value of the accumulated costs per vessel through March 31, 2015) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The shipyard's obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the table of vessel commitments as of December 31, 2015.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the table of vessel commitments as of December 31, 2015.

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

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. The MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company's representations of the financial status and other relevant aspects of the subsidiary, the MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the MNOPF.

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to the MNOPF. The conversion is not expected to have any impact on the company. The final meeting of creditors is scheduled for mid-February 2016, and the liquidation is expected to be completed in calendar 2016. The company believes that the liquidation will resolve the subsidiary's participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and has already obtained success in the majority of cases. This has reduced the initial fines from 155 million reais down to 33 million reais (approximately $8.3 million as of December 31, 2015). The company believes that it has a high probability of success with respect to overturning the remaining fines. The remaining fines are still subject to a secondary administrative appeals board hearing, but the company believes that its previous success will be helpful in that upcoming hearing. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($16.1 million as of December 31, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $65 million as of December 31, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of December 31, 2015.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of December 31, 2015 for the remaining months of fiscal 2016, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	More Than 5 Years
Vessel construction obligations	$107,190	39,676	62,624	4,890	—	—	—
Total obligations	$107,190	39,676	62,624	4,890	—	—	—

Refer to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

As of December 31, 2015, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
Remaining three months of 2016	$2,371	5,220	7,591
2017	9,485	20,879	30,364
2018	9,604	23,485	33,089
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
Thereafter	30,866	39,744	70,610
Total future lease payments	$74,057	139,647	213,704

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

At December 31, 2015, the company had a $300 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.7% percent (1.5% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300 million term loan at December 31, 2015 would change the company’s interest costs by approximately $3 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at December 31, 2015 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2015, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	425,950	401,462	452,353
August 2011	165,000	147,081	141,156	153,317
September 2010	382,500	344,634	332,135	357,757
Total	$1,047,500	917,665	874,753	963,427

Troms Offshore Debt

Troms Offshore had 407.3 million NOK, or $45.9 million, as well as $58.3 million of U.S. denominated outstanding fixed rate debt at December 31, 2015. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2015, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$104,234	104,253	99,680	109,157

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

As of December 31, 2015, Sonatide maintained the equivalent of approximately $95 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During the nine months ended December 31, 2015, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $31.4 million, including approximately $8.4 million recognized in the third quarter, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $15.4 million, including approximately $4.1 million recognized in the third quarter, from the Sonatide entities through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, a portion of which will be borne by the company as a 49% owner of Sonatide. Sonatide may be able to mitigate this exposure, but a hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

In January 2016, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 135 to 1 to a ratio of approximately 158 to 1, or approximately 17%. The effect of this devaluation on the balance sheet of Sonatide would result in a further exchange loss estimated to be approximately $17 million. The company would recognize 49% of the total foreign exchange loss, or approximately $8 million through equity in net earnings (losses) of unconsolidated companies.

Derivatives

The company had no outstanding spot contracts at December 31, 2015. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and settled by April 1, 2015.

At December 31, 2015, the company had 14 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between January 14, 2016 and November 10, 2016. The combined change in fair value of the forward contracts was $1.8 million, all of which was recorded as a foreign exchange loss during the nine months ended December 31, 2015, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company did not have any forward contracts outstanding at March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($16.1 million as of December 31, 2015) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $64.3 million as of September 30, 2015. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. Even in the absence of a stay of enforcement, the company recognizes that collection of the award may present significant practical challenges, particularly in the short term. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of December 31, 2015.

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

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (7) of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

TIDEWATER INC.
(Registrant)

Date: February 3, 2016	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: February 3, 2016	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 3, 2016	/s/ Craig J. Demarest
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

10.1*+	Amendment Number Five to the Tidewater Inc. Supplemental Executive Retirement Plan.

10.2*+	Tidewater Inc. Directors Restricted Stock Unit Program.

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement