Form 10-K
period 2016-03-31
TIDEWATER INC
filed 2016-05-26
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $612,316,523 based on the closing sales price as reported on the New York Stock Exchange of $13.14.

As of May 13, 2016, 47,067,715 shares of the registrant’s common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2016

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance, and all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices; consolidation of our customer base: fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance: uncertainty of global financial market conditions and difficulty in accessing credit or capital; potential difficulty in meeting financial covenants in material debt or other obligations of the company or in obtaining covenant relief from lenders or other contract parties; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

The company has one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world’s significant offshore crude oil and natural gas exploration and production offshore regions. Our global operating footprint allows us to react quickly to changing local market conditions and to respond to the changing requirements of the many customers with which we believe we have strong relationships. The company is also one of the most experienced international operators in the offshore energy industry with over 50 years of international experience.

The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At March 31, 2016, the company owned or chartered (under sale-leaseback agreements) 269 vessels (excluding nine joint venture vessels, but including 77 stacked vessels) and eight ROVs available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels.

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

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, Suite 1500, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company’s U.S. marine operations are based in Amelia, Louisiana; and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Amsterdam, Holland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Perth, Australia; Shenzhen, China; Al Khobar, Kingdom of Saudi Arabia; Dubai, United Arab Emirates, and Oslo and Tromso, Norway. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

Business Segments

We manage and measure our business performance in four distinct operating segments that we have established and that are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. These segments are consistent with how the company’s chief executive officer, its chief operating decision maker, reviews operating results for the purposes of allocating resources and assessing performance. Our Americas segment includes the activities of our North American operations, which include operations in the U.S. Gulf of Mexico (GOM) and U.S. and Canadian coastal waters of the Pacific and Atlantic oceans, as well as operations offshore Mexico,

Trinidad and Brazil. The Asia/Pacific segment includes our Australian and Southeast Asian and Western Pacific operations. Our Middle East/North Africa segment includes our operations in the Mediterranean and Red Seas, the Black Sea, the Arabian Gulf and offshore India. Lastly, our Sub-Saharan Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations in and around the Caspian Sea, the North Sea and certain other arctic/cold water markets.

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

The company’s vessels are dispersed throughout the major offshore crude oil and natural gas exploration, field development and production areas of the world. Although the company considers, among other things, mobilization costs and the availability of suitable vessels in its fleet deployment decisions, and cabotage rules in certain countries occasionally restrict the ability of the company to move vessels between markets, the company’s diverse, mobile asset base and the wide geographic distribution of its vessels generally enable the company to respond relatively quickly to changing market conditions and customer requirements.

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

In each of our business segments, and depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets of the respective regions. In recent years, the deepwater offshore market has been a growing sector in the offshore crude oil and natural gas markets due to technological developments that have made deepwater exploration and development feasible and, if the commodity pricing environment improves, deepwater exploration and development could be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be costly relative to other onshore and offshore exploration and development. As a result, the recent decrease in crude oil prices has caused, and may continue to cause, many E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

As of March 31, 2016, there were approximately 70 deepwater offshore rigs under construction, however, there is uncertainty as to how many of those rigs, most of which are expected to enter service within the next two years, will increase the offshore working rig fleet (which was approximately 500 rigs at March 31, 2016, or down approximately 155 rigs over the past 12 months) and how many of those rigs will replace older, less productive drilling units or be unable to secure work at all. The dayrates and the overall utilization of the worldwide deepwater offshore supply vessel fleet, which is also expected to increase in size, will, at least in part, depend upon whether there is an overall net growth in the number of working deepwater rigs.

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

Revenues and operating profit derived from our operations along with total marine assets for our segments for the fiscal years ended March 31 are summarized below:

(In thousands)
	2016	2015	2014
Revenues:
Vessel revenues:
Americas	$342,995	505,699	410,731
Asia/Pacific	89,045	150,820	154,618
Middle East/North Africa	168,471	205,787	186,524
Sub-Saharan Africa/Europe	354,889	606,052	666,588
Other operating revenues	23,662	27,159	16,642
	$979,062	1,495,517	1,435,103
Vessel operating profit:
Americas	$52,966	122,988	90,936
Asia/Pacific	(1,687)	11,541	29,044
Middle East/North Africa	27,349	37,258	42,736
Sub-Saharan Africa/Europe	(4,490)	122,169	136,092
	74,138	293,956	298,808
Other operating loss	(4,564)	(8,022)	(1,930)
	69,574	285,934	296,878

Corporate general and administrative expenses	(34,078)	(40,621)	(47,703)
Corporate depreciation	(6,160)	(4,014)	(3,073)
Corporate expenses	(40,238)	(44,635)	(50,776)

Gain on asset dispositions, net	26,037	23,796	21,063
Asset impairments	(117,311)	(14,525)	(9,341)
Goodwill impairment	—	(283,699)	(56,283)
Restructuring charge	(7,586)	(4,052)	—
Operating income (loss)	$(69,524)	(37,181)	201,541
Total marine assets:
Americas	$1,101,699	1,016,133	1,017,736
Asia/Pacific	514,948	506,265	421,379
Middle East/North Africa	582,281	666,983	613,303
Sub-Saharan Africa/Europe	1,822,682	2,064,010	2,383,507
Other	42,191	49,554	31,545
Total marine assets	$4,063,801	4,302,945	4,467,470

Please refer to Item 7 of this Annual Report on Form 10-K and Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet and Vessel Construction, Acquisition and Replacement Program

Over the last 15 years, the company has maintained a vessel construction, acquisition and replacement program, with the intent of being able to operate in nearly all major oil and gas producing regions of the world by replacing older vessels in the company’s fleet with larger, more technologically sophisticated vessels. During that period, the company purchased and/or constructed 287 vessels at a total cost of approximately $4.9 billion (including 39 vessels at a cost of $309.8 million which were subsequently sold in transactions other than sale/lease transactions). Although the company is near the completion of its vessel construction, acquisition and replacement program, at March 31, 2016 the company had an additional 6 vessels under construction for a total cost of approximately $251.4 million. To date, the company has generally funded its vessel programs from its operating cash flows, together with funds provided by four private debt placements of senior unsecured notes and borrowings under bank credit facilities, proceeds from the disposition of (generally older) vessels, and various vessel sale-leaseback arrangements.

The company operates the largest number of new offshore support vessels among its competitors in the industry. The company will continue to carefully consider whether future proposed investments and transactions have the appropriate risk/return-on-investment profile.

The average age of the company’s 269 owned or chartered vessels (excluding joint-venture vessels) at March 31, 2016 is approximately 9.8 years. The average age of 248 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is approximately 8.2 years. The remaining 21 vessels have an average age of 28.6 years. Of the company’s 269 vessels, 104 are deepwater platform supply vessels (PSVs) or deepwater anchor handling towing supply (AHTS) vessels, and 117 vessels are non-deepwater towing-supply vessels, which include both smaller PSVs and smaller AHTS vessels that primarily serve the jackup drilling market. Included within our “other” vessel class are 48 vessels which are primarily crew boats and offshore tugs.

At March 31, 2016, the company had commitments to build six vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $251.4 million. At March 31, 2016, the company had invested approximately $183.9 million in progress payments towards the construction of the six vessels, and the remaining expenditures necessary to complete construction was estimated at $67.5 million. The six vessels under construction at March 31, 2016 are deepwater PSVs ranging between 4,700 and 6,100 deadweight tons of cargo carrying capacity. Scheduled delivery for these newbuild vessels began in April 2016, with delivery of the final vessel expected in May 2017.

The company also disposed of 713 vessels during the fiscal 2000 to fiscal 2016 period. Most of the vessels were sold at prices that exceeded such vessels’ carrying values at the time of disposition by the company. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $795 million and $330 million, respectively.

Further discussions of our vessel construction, acquisition and replacement program, including the various settlement agreements with certain international shipyards related to the construction of vessels and the our capital commitments, scheduled delivery dates and recent vessel sales are disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K also contains a table comparing the actual March 31, 2016 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2016, 2015 and 2014.

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

Deepwater Vessels

Deepwater vessels, in the aggregate, are currently the company’s largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large PSVs (typically greater than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) and large, higher-horsepower AHTS vessels (generally greater than 10,000 horsepower). These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessel to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers have high standards in regards to safety and other operational competencies and capabilities, in part to meet the more stringent regulatory standards, especially in the wake of the 2010 Deepwater Horizon incident.

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

Towing-Supply Vessels

This is currently the company’s largest fleet class by number of vessels. Included in this class are non-deepwater AHTS vessels with horsepower below 10,000 BHP, and non-deepwater PSVs that are generally less than 230 feet. The vessels in this class perform the same respective functions and services as deepwater AHTS vessels and deepwater PSVs except towing-supply vessels are generally chartered to customers for use in intermediate and shallow waters.

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

Revenue Contribution by Major Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Year Ended March 31,
	2016	2015	2014
Deepwater	55.0%	58.4%	55.2%
Towing-supply	38.0%	34.5%	37.1%
Other	7.0%	7.1%	7.7%

Subsea Services

Historically, the company’s subsea services were composed primarily of seismic and subsea vessel support. During fiscal 2014 the company expanded its subsea services capabilities by hiring a dedicated group of employees with substantial ROV and subsea expertise and by purchasing six work-class ROVs. Two additional higher specification work-class ROVs were added to the company’s fleet in fiscal 2015. Each ROV is capable of being deployed and redeployed worldwide on a variety of vessels and platforms and we began ROV deployment and operations in fiscal 2015. Our expanded subsea services capabilities include services and engineering solutions in all phases of the life of a subsea well, including exploration, construction and installation, and maintenance, repair and inspection. Our equipment and subsea professionals can support subsea operations in water depths of up to 13,000 feet. In connection with the purchase of ROVs, the company has developed a proprietary operations management system customized for the operation of ROVs. Although the offshore exploration and production market is currently depressed, we may continue expanding our subsea services capabilities to meet customer demand. While we are generally curtailing additional investment in subsea services and other growth initiatives given reduced offshore activity levels, further expansion of our subsea services business, if undertaken, may include organic growth through commissioning the construction of additional ROVs or acquisitions of recently built ROVs and/or other ROV owners and operators.

Customers and Contracting

The company’s operations are dependent upon the levels of activity in offshore crude oil and natural gas exploration, field development and production throughout the world, which is affected by trends in global crude oil and natural gas pricing, including expectations of future commodity pricing, which is ultimately influenced by the supply and demand relationship for these natural resources. The activity levels of our customers are also influenced by the cost of exploring for and producing crude oil and natural gas, which can be affected by environmental regulations, technological advances that affect energy production and consumption, significant weather conditions, the ability of our customers to raise capital, and local and international economic and political environments, including government mandated moratoriums. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this Annual Report on Form 10-K.

The company’s principal customers are IOCs; select independent E&P companies; NOCs; drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

Our primary source of revenue is derived from time charter contracts on our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. As noted above, these time charter contracts are generally either on a term or “spot” basis. There are no material differences in the cost structure of the company’s contracts based on whether the contracts are spot or term because the operating costs for an active vessel are generally the same without regard to the length of a contract.

The following table discloses our customers that accounted for 10% or more of total revenues during any of our last three fiscal years:

	2016	2015	2014
Chevron Corporation	14.6%	12.7%	18.1%
Petroleo Brasileiro SA	11.0%	11.8%	8.6%
BP plc	7.1%	10.1%	8.9%

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of either or both of these two significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. Our five largest customers in aggregate accounted for approximately 47% of our fiscal 2016 total revenues, while the ten largest customers in aggregate accounted for approximately 69% of the company’s fiscal 2016 total revenues.

Competition

The principal competitive factors for the offshore vessel service industry are the suitability and availability of vessels and related equipment, price and quality of service. In addition, the ability to demonstrate a strong safety record and attract and retain qualified and skilled personnel are also important competitive factors. The company has numerous competitors in all areas in which it operates around the world, and the business environment in all of these markets is highly competitive.

The company’s diverse, mobile asset base and the wide geographic distribution of its assets generally enable the company to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to its customers around the world. We believe the company is competitively well-positioned because of the size, diversity and geographic distribution of our vessel fleet. Economies of scale and experience level in the many areas of the world in which we operate are also considered competitive advantages.

Increases in worldwide vessel capacity generally have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity as has been the case since late calendar 2014 when oil prices began to trend lower.

According to IHS-Petrodata, the global offshore support vessel market at the end of March 2016 had approximately 435 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (355 vessels), on order or planned as of March 2016. These vessels are scheduled to be delivered into the worldwide offshore vessel market primarily over the next 18-24 months. The current worldwide fleet of these classes of vessels is estimated at approximately 3,440 vessels, of which we estimate that a significant portion are stacked or are not being actively marketed by the vessels’ owners. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 640 vessels, or 19%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions.

Excluding the 640 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (355 vessels) represents approximately 13% of the remaining worldwide fleet of approximately 2,800 offshore support vessels.

Although the future attrition rate of the older offshore support vessels cannot be determined with certainty, the company believes that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 355 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late calendar 2014. Should market conditions continue to remain depressed, the stacking or underutilization of additional more recently constructed vessels by the offshore supply vessel industry is likely.

Challenges We Confront as an International Offshore Vessel Company

We operate in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates, and changing political conditions may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot eliminate entirely the foregoing risks, though the wide geographic dispersal of the company’s vessels helps reduce the overall potential impact of these risks.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The joint venture agreement is currently effective and will expire, unless extended, two years after a new Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. Based on recent communications with our partner and the appropriate ministry in Luanda, the Angolan entity is expected to be incorporated in calendar 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of legislation (the “forex law”) became effective that generally require oil companies engaged in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has deprived the company of significant cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds causes payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the adoption of the forex law, the company and Sonangol negotiated and signed an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement for a one year term. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new split billing arrangement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split billing arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The split billing arrangements entered into with customers prior to the expiration of the consortium agreement remain in force.

In November 2014, the National Bank of Angola issued regulations controlling the sale of foreign currency. These regulations generally require oil companies to channel any U.S. dollar sales they choose to make through the National Bank of Angola to buy Angolan kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies. These foreign exchange resident oilfield services companies, in turn, generally have a need to source U.S. dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then such service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the fiscal year ended March 31, 2016, the company collected (primarily through Sonatide) approximately $215 million from its Angolan operations, which is slightly more than the approximately $213 million of revenue recognized for the same period. Of the $215 million collected, approximately $122 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $93 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to facilitate payment to the company. Additionally, the company received an approximate $15 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2016. The company also reduced the net due from affiliate and due to affiliate balances by approximately $84 million during the year ended March 31, 2016 through netting transactions based on an agreement with the joint venture.

For the fiscal year ended March 31, 2015, the company collected (primarily through Sonatide) approximately $338 million from its Angola operations, which is slightly less than the approximately $351 million of revenue recognized for the same period. Of the $338 million collected, approximately $159 million represented U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $179 million that was collected in fiscal 2015 resulted from Sonatide’s converting Angolan kwanzas into U.S. dollars and subsequently expatriating the U.S. dollars to facilitate payment to the company. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2015.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of March 31, 2016, the company had approximately $339 million in amounts due from Sonatide, with approximately $97 million of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the year ended March 31, 2016, the company’s Angolan operations generated vessel revenues of approximately $213 million, or 22%, of its consolidated vessel revenue, from an average of approximately 65 company-owned vessels that are marketed through the Sonatide joint venture (eight of which were stacked on average during the year ended March 31, 2016), and, for the year ended March 31, 2015, generated vessel revenues of approximately $351 million, or 23%, of consolidated vessel revenue, from an average of approximately 80 company-owned vessels (eight of which were stacked on average during the year ended March 31, 2015).

Sonatide owns eight vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). In addition, as of March 31, 2016, Sonatide maintained the equivalent of approximately $119 million of primarily Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $3 million of U.S. dollar-denominated deposits in banks outside of Angola. As of March 31, 2016 and March 31, 2015, the carrying value of the company’s investment in the Sonatide joint venture, which is included in "Investments in, at equity, and advances to unconsolidated companies," is approximately $37 million and $67 million, respectively.

Due from affiliate at March 31, 2016 and March 31, 2015 of approximately $339 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, and amounts due from customers that are expected to be remitted to the company through Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at March 31, 2016 and March 31, 2015 of approximately $188 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $32 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

A presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following recent discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

The Angolan government enacted a statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The additional surcharge has not been imposed on any Sonatide transactions to date. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the year ended March 31, 2016 has resulted in a net 23 vessels transferred out of Angola.

As the company considers the redeployment of additional vessels from Angola to other markets, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy the company’s shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to the company’s results of operations and cash flows for the periods when such costs would be incurred. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 72 countries have now ratified the Convention, making for a diverse geographic footprint of enforcement.

Accordingly, the company continues prioritizing certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are intended to be maintained, regardless of the area of operation. Additionally, where possible, the company continues to work with operationally identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. When obtained, these substantial equivalencies, allow the company to maintain its long-standing operational protocols that meet the requirements of the Convention and mitigate changes in business processes that would offer no additional substantive benefits to crew members. As ratifications continue, the company continues to assess its global seafarer labor relationships and fleet operational practices to not only undertake compliance with the Convention but also gauge the impact of effective enforcement, the effects of which cannot be reasonably estimated at this time.

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

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 10% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2016.

The company’s vessel operations in the U.S. GOM are considered to be coastwise trade. United States law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 278 vessels owned or operated by the company at March 31, 2016, 250 vessels were registered under flags other than the United States and 28 vessels were registered under the U.S. flag.

All of the company’s offshore vessels are subject to either United States or international safety and classification standards or sometimes both. U.S. flag deepwater PSVs, deepwater AHTS vessels, towing-supply vessels, and crewboats are required to undergo periodic inspections twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

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

Safety

We are dedicated to ensuring the safety of our operations for both our employees and our customers. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. Personnel and resources are dedicated to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur throughout the company, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into the company’s on-going safety-related training. In addition, the company employs safety personnel in every operating region to be responsible for administering the company’s safety programs and fostering the company’s safety culture. The company’s position is that each of its employees is a safety supervisor, who has the authority and the obligation to stop any operation that they deem to be unsafe.

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

Seasonality

The company’s global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, the company’s U.S. GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. The company’s vessels that operate offshore India in Southeast Asia and in the Western Pacific are impacted by the monsoon season, which moves across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Vessels that operate in Australia are impacted by cyclone season from November to April. Customers in this region, where possible, plan business activities around the cyclone season; however, Australia generally has high trade winds even during the non-cyclone season and, as such, the impact of the cyclone season on any operations in Australia is not significant. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, the company’s business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for the company’s offshore support vessel and other services than on any seasonal variation.

Employees

As of March 31, 2016, the company had approximately 6,550 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Executive Officers of the Registrant

The name of each of our executive officers, together with their respective age and all offices held as of March 31, 2016 is as follows:

Name	Age	Position

Jeffrey M. Platt	58

President and Chief Executive Officer since June 2012. Chief Operating Officer since March 2010. Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Jeffrey A. Gorski	55

Chief Operating Officer and Executive Vice President since June 2012. Senior Vice President from January 2012 to May 2012. Prior to January 2012, Mr. Gorski was a Vice-President of Global Accounts with Schlumberger Inc., a publicly-held oilfield services company.

Quinn P. Fanning	52	Chief Financial Officer since September 2008. Executive Vice President since July 2008.

Bruce D. Lundstrom	52	Executive Vice President since August 2008. General Counsel and Secretary since September 2007. Senior Vice President from September 2007 to July 2008.

Joseph M. Bennett	60

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

Depressed Prices for Oil and Gas and Resulting Changes in the Level of Capital Spending by Our Customers

Even in a more favorable commodity pricing climate, prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. The significant decline in crude oil and natural gas prices that began in 2014 and continued throughout 2015 caused many of our customers to significantly reduce drilling, completion and other production activities and related spending on our products and services in 2015. Many exploration and production companies have already announced plans to further reduce spending and activity levels in 2016; thus, we expect this trend to continue and potentially worsen in 2016 and potentially beyond. In addition, the reduction in demand from our customers has resulted in an oversupply of the vessels available for service, and such oversupply has substantially reduced the prices we can charge our customers for our services.

Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and gas;

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC to change production levels;

•	sanctions imposed by the U.S., the European Union, or other governments against oil producing countries;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of (i) exploration and drilling activities, (ii) equipment, material, supplies or services that we furnish and (iii) oil and gas exports;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•

weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with oil and gas development and production operations;

•	political instability in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);

•	the price and availability of alternative fuel and energy sources;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other major global currencies.

The ongoing depressed level of oil and natural gas prices significantly curtailed our customers’ drilling, completion and other production activities and related spending on our services in fiscal 2016. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The continuing depressed levels of crude oil and natural gas prices has reduced significantly the energy industry’s level of capital spending and as long as current conditions persist, capital spending and demand for our services may remain similarly depressed. It is difficult to predict how long the current commodity price conditions will continue, or to what extent low commodity prices will affect our business. Because a prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, a downturn of any such duration would likely result in a significant decline in demand for offshore support services. Declining or continuing depressed oil and natural gas prices may result in negative pressures on:

•	our customer’s capital spending and spending on our services;

•	our charter rates and/or utilization rates;

•	our results of operations, cash flows and financial condition;

•	the fair market value of our vessels;

•	our ability to maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business and make acquisitions, and the cost of that capital; and

•	the collectability of our receivables.

Moreover, higher commodity prices will not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services, in part because customer demand is based on future commodity price expectations and not solely on current prices. Additionally, increased commodity demand may in the future be satisfied by land-based energy resource production and any increased demand for offshore support vessel services can be more than offset by an increased supply of offshore support vessels resulting from the construction of additional offshore support vessels.

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

Reduced Lending in the Energy Sector; Amendments to Credit Facility

Lower oil and gas prices, which have led to a sustained slowdown in the level of commercial activity by energy and energy service companies, have put a significant number of credit facilities and other arrangements between borrowers and lenders under stress. The eventual resolution of these credit challenges and the impact of such resolutions for lenders or borrowers is currently unknown. However, there are a number of potential negative consequences for the energy and energy services sectors that may result if commodity prices remain depressed or continue to decline, including a general outflow of credit and capital from the energy and energy services sectors, further efforts by lenders to reduce their loan exposure to the energy sector, the imposition of increased lending standards for the energy and energy services sectors, higher borrowing costs and collateral requirements or a refusal to extend new credit or amend existing credit facilities in the energy and energy services sectors. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by bank regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate the ability of borrowers to achieve a favorable outcome in negotiating solutions to even marginally stressed credits.

The company may be required to provide collateral, pay higher interest rates and otherwise agree to more restrictive terms in order to secure amendments to its existing bank credit facility and other lending arrangements. Future debt financing arrangements, if available at all, may also require collateral, higher interest rates and more restrictive terms.  Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to obtain amendments to existing debt arrangements or to secure future financing on terms that are acceptable to the company could jeopardize our ability to (i) repay, refinance or reduce our debt obligations, (ii) fund, among other things, capital expenditures and general working capital needs, or (iii) meet our other financial commitments as they come due.

We may record additional losses or impairment charges related to our vessels.

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service every six months, or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have recorded impairment charges of $117.3 million, $14.5 million and $9.3 million during the years ended March 31, 2016, 2015 and 2014 respectively. In the event that offshore E&P industry conditions continue to deteriorate, or persist at current levels, the company could be subject to additional vessel impairments in future periods. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions we may take an impairment loss in the future. Additionally, there can be no assurance that we will not have to take additional impairment charges in the future if the currently depressed market conditions persist.

The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

As of March 31, 2016, we had $2,052.3 million of total debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the agreements governing our indebtedness and increasing the risk that we may default on our debt obligations;

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	requiring that we pledge substantial collateral, including vessels which may limit flexibility in operating our business and restrict our ability to sell assets;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	limiting management's flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to successfully withstand a further downturn in our business or further worsening of macroeconomic conditions;

•

placing us at a competitive disadvantage against less leveraged competitors; and making us vulnerable to increases in interest rates, because certain of our debt has variable interest rates or because our current debt is at low fixed interest rates and in exchange for accommodations to our existing debt instruments, debt holders may demand higher interest rates; and

•	limiting our ability to invest in the future in new vessels and to make other capital expenditures.

Our long-term debt instruments are subject to affirmative and negative covenants, including financial ratios and tests, with which we must comply (including a requirement that we comply with a 3.0x minimum interest coverage covenant). These covenants include, among others, covenants that restrict our ability to take certain actions without the permission of the holders of our indebtedness, including the incurrence of debt, the granting of liens, the making of investments and the sale of assets. Please see “Status of Discussions with Lenders and Noteholders / Audit Opinion” disclosures in Liquidity and Capital Resources in Item 7 of this report for a discussion of the events of default which have been waived through August 14, 2016 and the resulting reclassification of our long-term debt.

Our ability to satisfy required financial covenants, ratios and tests in our debt agreements can be limited by events beyond our control, including continuing low commodity prices, reduced demand for our services, depressed valuations of our assets as well as prevailing economic, financial and industry conditions, and we can offer no assurance that we will be able to remain in compliance with such covenants or that the holders of our indebtedness will not seek to assert that we are not in compliance with our covenants. A breach of any of these covenants, ratios or tests could result in a default, which may result in a cross-default of other indebtedness. If we default, our lenders could declare all amounts of outstanding debt together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows. Absent available alternatives such as refinancing or restructuring our indebtedness or capital structure, we would not have sufficient liquidity to repay all of our outstanding indebtedness. If such a result were to occur, we may be forced into bankruptcy or forced to seek bankruptcy protection to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations.

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. This, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

Lower levels of offshore exploration and development activity and spending by our customers globally has had a direct and significant impact on our financial performance, financial condition and financial outlook. As a result, we continue to explore alternatives to improve our financial position and liquidity, including pursuing amendments to existing debt arrangements, a debt restructuring and possible strategic transactions. We may not be able to implement any of these such actions, if necessary, on commercially reasonable terms or at all, and, even if we are successful in implementing amendments to existing debt arrangements, a debt restructuring or strategic transaction, such actions may not be successful in allowing us to meet our debt obligations. If we are unable to generate sufficient cash flow to satisfy our debt or other obligations, or to implement amendments to existing debt arrangements, a debt restructuring or strategic transaction, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets at potentially depressed valuations and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement amendments to existing debt arrangements, a debt restructuring or strategic transaction, such amendments, debt restructuring or strategic transaction may impose onerous terms on us.  As a result, any amendments to existing debt arrangements, debt restructuring, strategic transaction or bankruptcy proceeding could place equity holders at significant risk of losing some or all of their interests in our company.

We participate in a capital-intensive industry. We may not be able to finance future growth of our operations or future acquisitions.

Our activities require substantial capital expenditures. If our cash flows from operating activities are not sufficient to fund capital expenditures, we would be required to further reduce these expenditures or to fund capital expenditures through debt or equity issuance or through alternative financing plans or selling assets.

Our ability to raise debt or equity capital or to refinance or restructure existing debt arrangements will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants and may require us to provide substantial collateral to some or all of our debt holders, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We currently have limited ability to raise new capital or refinance our indebtedness and, as a result, we have undertaken efforts to curtail our spending, which may limit our ability to grow our business and our ability to sustain or improve our profits may be adversely affected. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

Any limitations in our ability to finance future capital expenditures may limit our ability to respond to changes in customer preferences, technological change and other market conditions, which may diminish our competitive position within our sector.

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

Loss of a Major Customer

We derive a significant amount of revenue from a relatively small number of customers. For the fiscal years ended March 31, 2016, 2015 and 2014, the five largest customers accounted for approximately 47%, 45%, and 45%, respectively, of the company’s total revenues, while the 10 largest customers accounted for approximately 69%, 62%, and 62%, respectively, of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us; terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts.

Unconventional Crude Oil and Unconventional Natural Gas Production Can Exert Downward Pricing Pressures on the Price of Crude Oil and Natural Gas

The rise in production of unconventional crude oil and gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world have contributed to an over-supplied natural gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction. There has been a buildup of crude oil and natural gas inventories in the United States in part due to the increased development of unconventional crude oil and natural gas resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, without a commensurate growth in demand for crude oil and natural gas will likely continue to weigh on crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices would likely have a negative impact on development plans of exploration and production companies), which in turn, may result in a decrease in demand for offshore support vessel services.

Challenging Macroeconomic Conditions

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit and reductions in our customers’ income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of our company and our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations, and seaborne refugee issues) can have a material negative effect on our business, revenues and profitability.

Potential Overcapacity in the Offshore Marine Industry

Over the past decade, the combination of historically high commodity prices and technological advances resulted in significant growth in deepwater exploration, field development and production. As a result, offshore service companies, such as ours, constructed specialized offshore vessels that are capable of supporting deepwater and deep well (defined by well depth rather than water depth) projects. During this time, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and also when vessels migrate between markets. A discussion about the company’s vessel fleet and vessel construction programs appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K.

The offshore support vessel market has approximately 435 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (355 vessels), on order or planned as of March 2016, which are expected to be delivered to the worldwide offshore support vessel market primarily over the next 18-24 months, according to IHS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 3,440 vessels, according to the same source. An increase in vessel capacity without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

In addition, the provisions of U.S. shipping laws restricting engagement of U.S. coastwise trade to vessels controlled by U.S. citizens may from time to time be circumvented by foreign competitors that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. A repeal, suspension or significant modification of U.S. shipping laws, or the administrative erosion of their benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-operated to engage in the U.S. coastwise trade, could also result in excess vessel capacity and increased competition, especially for our vessels that operate in North America.

Vessel Construction and Maintenance

The company has six remaining vessels currently under construction and routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance services. Construction projects and drydockings are subject to risks of delays and cost overruns, resulting from shortages and/or delivery delays in regards to equipment, materials and skilled labor, including third-party service technicians. In addition, the cost, timing and duration of drydockings and repairs and maintenance can be negatively impacted by lack of shipyard availability, unforeseen design and engineering problems, work stoppages, weather, financial, labor and other difficulties at shipyards, including the inability to obtain necessary certifications and approvals.

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

Operating Internationally

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country, including enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit, retain or obtain work visas for workers of international operations; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the United States; and import/export quotas and restrictions or other trade barriers, most of which are beyond the control of the company. See (i) Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our Venezuelan operations regarding vessel seizures and (ii) Item 1 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for a discussion of our Sonatide joint venture in Angola. While we no longer operate in Venezuela, we note that the company has substantial operations in Brazil, Mexico, Saudi Arabia, Angola and throughout the west coast of Africa, which generate a large portion of our revenue, where we are exposed to the risks described above.

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

Risks Inherent in Acquiring Businesses

Although acquisitions have historically been an element of our business strategy, we cannot assure that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness or issue equity to finance future acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition, and any equity issuance could have a dilutive impact on our stockholders. We cannot be certain that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results. In addition, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business.

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

Doing Business through Joint Venture Operations

The company operates in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Item 1 and Item 3 in this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola and our joint venture in Nigeria, respectively.

International Operations Exposed to Currency Devaluation and Fluctuation Risk

As a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies which are not easily traded and may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

As of March 31, 2016, Sonatide maintained the equivalent of approximately $119 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During fiscal 2016, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $49.2 million, primarily as a result of the devaluation of the Angolan kwanza relative to the U.S. dollar and the resulting revaluation of Sonatide’s Angolan kwanza-denominated bank balances. The company has recognized 49% of the total foreign exchange loss, or approximately $24.1 million, from the Sonatide entities through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company. Sonatide may be able to mitigate this exposure, but a hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Operational Hazards

The company’s operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings, sinkings, groundings and severe weather conditions. Some of these events could be the result of (or exacerbated by) mechanical failure or navigation or operational errors. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment (including to the property and equipment of third parties), pollution or environmental damage and suspension of operations, increased costs and loss of business. Damages arising from such occurrences may result in lawsuits alleging large claims, and the company may incur substantial liabilities or losses as a result of these hazards.

Our exposure to operating hazards may increase significantly with the expansion of our subsea operations, including through the ownership and operation of ROVs and the provision of engineering design and consulting services for customers’ subsea initiatives. For example, the company may lose equipment, including ROVs, in the course of our subsea operations. This equipment may be difficult or costly to replace, and such losses may result in work stoppages or the loss of customers. Additionally, many of our subsea operations will be performed on or near existing oil and gas infrastructure. These operations may expose us to new or increased liability relating to explosions, blowouts and cratering; mechanical problems, including pipe failure; and environmental accidents, including oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas, brine or well fluids, or other discharges of toxic gases or other pollutants. Finally, provision of engineering design and consulting services could expose us to professional liability for errors and omissions made in the course of those services.

We carry what we consider to be prudent levels of liability insurance, and our vessels and ROVs are generally insured for their estimated market value against damage or loss, including war, terrorism acts and pollution risks. While we maintain insurance protection and seek to obtain indemnity agreements from our customers requiring the customers to hold the company harmless from some of these risks, the company’s insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Our insurance coverages are subject to deductibles and certain exclusions. The company does not directly or fully insure for business interruption. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to the company could materially and adversely affect our results of operations and financial condition. Additionally, while we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which the company operates.

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

Compliance with Complex and Developing Laws and Regulations

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the United States Customs and Border Protection, and their foreign equivalents; as well as to standards imposed by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association.

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are less well developed than the laws, regulations and enforcement systems of the United States, and the requirements of these systems are not always readily discernible even to experienced and proactive participants. These countries’ laws can be unclear, and, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation.  Sometimes governments may apply such changes or reinterpretations with retroactive effect, and may impose associated taxes, fees, fines or penalties on the company based on that reinterpretation or retroactive effect. While the company endeavors to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of, or conditions caused by, others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards imposing additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

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

Approximately 88% of the company’s revenues and a majority of the company’s net income are generated by its operations outside of the United States. The company’s effective tax rate has averaged approximately 22% since fiscal 2006, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the U.S. income earned offshore through our controlled foreign subsidiaries.

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

Compliance with Environmental Regulations

Our operations are subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws and regulations may require installation of costly equipment, increased manning or operational changes. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject the company to liability without regard to whether the company was negligent or at fault.

A variety of regulatory developments, proposals and requirements have been introduced (and in some cases enacted) in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Notwithstanding the current downturn in the oil industry punctuated by lessened demand and lower oil prices, any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may have adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for the company’s offshore support vessels, ROVs and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets.  In addition, the increased regulation of environmental emissions may create greater incentives for use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

Climate Change and Greenhouse Gas Restrictions

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our customer’s products more expensive and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas, any of which may reduce demand for our services.

Unionization Efforts and Collective Bargaining Negotiations

In locations in which the company is required to do so, the company has union workers, subject to collective bargaining agreements, that are periodically in negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. GOM employees. We have also been subjected to threatened strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, reduce our revenues, or limit our flexibility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, including “Arbitral Award for the Taking of the Company’s Venezuelan Operations” and “Nigeria Marketing Agent Litigation” see the “Legal Proceedings” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol “TDW.” At March 31, 2016, there were 649 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2016 (last business day of the month) was $6.83. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31
Fiscal 2016 common stock prices:
High	$31.74	$23.87	$17.91	$11.58
Low	19.07	12.77	5.59	4.24
Dividend	.25	.25	.25	—
Fiscal 2015 common stock prices:
High	$56.95	$56.46	$40.05	$33.82
Low	47.41	38.96	28.40	18.85
Dividend	.25	.25	.25	.25

Issuer Repurchases of Equity Securities

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of
June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during fiscal 2016.

In January 2016, the company suspended its common stock repurchase program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2016	2015	2014
Aggregate cost of common stock repurchased	$—	99,999	—
Shares of common stock repurchased	—	2,841,976	—
Average price paid per common share	$—	35.19	—

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for each of the last three years ended March 31, as follows:

(In thousands, except per share data)	2016	2015	2014
Dividends declared	$34,965	49,127	49,973
Dividend per share	0.75	1.00	1.00

In January 2016, the company suspended the quarterly dividend program.

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2011, at closing prices on March 31, 2011, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The Value Line Oilfield Services Group consists of 25 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2011	2012	2013	2014	2015	2016
Tidewater Inc.	100	91.99	87.83	86.10	34.98	13.32
S&P 500	100	108.54	123.69	150.73	169.92	172.95
Peer Group	100	79.58	85.26	104.06	75.41	60.59

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

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2016	2015 (A)	2014 (B)	2013 (D)	2012
Statement of Earnings Data :
Revenues:
Vessel revenues	$955,400	1,468,358	1,418,461	1,229,998	1,060,468
Other operating revenues	23,662	27,159	16,642	14,167	6,539
	$979,062	1,495,517	1,435,103	1,244,165	1,067,007
Gain on asset dispositions, net	$26,037	23,796	21,063	14,687	21,264
Asset impairments (F)	$117,311	14,525	9,341	8,078	3,607
Goodwill Impairment (C)	$—	283,699	56,283	—	30,932
Loss on early extinguishment of debt	$—	—	4,144	—	—
Restructuring charge	$7,586	4,052	—	—	—
Operating income (loss)	$(69,524)	(37,181)	201,541	206,232	113,554
Net earnings (loss)	$(160,183)	(65,190)	140,255	150,750	87,411
Basic earnings per common share	$(3.41)	(1.34)	2.84	3.04	1.71
Diluted earnings per common share	$(3.41)	(1.34)	2.82	3.03	1.70
Cash dividends declared per common share	$0.75	1.00	1.00	1.00	1.00
Balance Sheet Data (at end of period):
Cash and cash equivalents	$678,438	78,568	60,359	40,569	320,710
Total assets	$4,990,547	4,756,162	4,885,829	4,168,055	4,061,618
Current maturities of long-term debt (E)	$2,052,270	10,181	9,512	—	—
Long-term debt (E)	$—	1,524,295	1,505,358	1,000,000	950,000
Total stockholders’ equity	$2,299,520	2,474,488	2,679,384	2,561,756	2,526,357
Working capital (E)	$(1,135,814)	386,581	418,528	241,461	455,171
Current ratio (E)	0.54	1.80	2.04	1.91	2.91
Cash Flow Data:
Net cash provided by operating activities	$253,360	358,713	104,617	213,923	222,421
Net cash used in investing activities	$(134,996)	(231,418)	(403,685)	(413,487)	(315,081)
Net cash (used in) provided by financing activities	$481,506	(109,086)	318,858	(80,577)	167,650

(A)	During fiscal 2015, the company recorded a $23.8 million ($23.8 million after-tax, or $0.51 per common share) non-cash adjustment related to the valuation of deferred tax assets.

(B)

During fiscal 2014, the company incurred transaction costs of $3.7 million ($2.4 million after tax, or $0.05 per common share) related to the purchase of Troms Offshore and a loss on early extinguishment of debt that was issued by Troms Offshore and retired by the company of $4.1 million, ($3 million after tax, or $0.06 per common share).

(C)

During fiscal 2015, 2014 and 2012, the company recorded a $283.7 million ($214.9 million after-tax, or $4.43 per share), a $56.3 million ($43.4 million after-tax, or $0.87 per share) and a $30.9 million ($22.1 million after-tax, or $0.43 per share) non-cash goodwill impairment charge respectively, as disclosed in Note (17) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(D)

During fiscal 2013, the company recorded a settlement charge of $5.2 million ($3.4 million after tax, or $0.07 per commons share) related to the payment of retirement benefits to a former Chief Executive Officer.

(E)

Working capital and current ratio includes amounts due to and from affiliates, as disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Amounts at March 31, 2016 reflect the reclassification of the $2,042.1 million of long-term debt to current as a result of an event of default (which have been waived through August 14, 2016) under various borrowing agreements as more fully described in the “Status of Discussions with Lenders and Noteholders / Audit Opinion” discussion included in Liquidity, Capital Resources and Other Matters in Part II, Item 7 of this Annual Report on Form 10-K.

(F)	Refer to the “Other Items” section of Management’s Discussion and Analysis section located in Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2016 and 2015 and for the years ended March 31, 2016, 2015 and 2014 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Annual Report on Form 10-K is incorporated by reference into this Item 7.

Fiscal 2016 Business Highlights and Key Focus

During fiscal 2016 the company continued to focus on identifying potential cost savings that could be realized given the reduction in revenues attributable to lower crude oil prices and reduced E&P spending. Key elements of the company’s strategy include sustaining the company’s offshore support vessel fleet and its global operating footprint, while safeguarding its balance sheet and maintaining adequate liquidity to fund operations and the remaining payments related to six vessels under construction at March 31, 2016. Operating management is focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

Primarily as a result of the significant industry downturn which occurred over the latter half of fiscal 2015 and continued through fiscal 2016, the company’s revenue during fiscal 2016 decreased $516.5 million, or 35%, from the revenues earned during fiscal 2015. The company’s consolidated net loss increased 146%, or $95 million during fiscal 2016, despite the fact that fiscal 2015 net loss includes a $283.7 million non-cash goodwill impairment charge ($214.9 million after-tax, or $4.43 per share) recorded during the third quarter of fiscal 2015 related to the company’s remaining goodwill as disclosed in Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The revenue reductions were accompanied by decreases in vessel operating costs which decreased 33%, or $273.2 million, during fiscal 2016 as compared to fiscal 2015. Crew costs decreased approximately 29%, or $124.9 million; repair and maintenance costs decreased 45%, or $78.9 million; insurance costs decreased 52%, or $9.1 million; fuel, lube and supplies costs decreased 30%, or $26.3 million; and other vessel costs decreased 27%, or $34 million; during fiscal 2016 as compared to fiscal 2015, primarily due to the reduction in the number of vessels operating, along with other cost cutting initiatives implemented during fiscal 2016.

The company also experienced a 4%, or $7.1 million, increase in depreciation and amortization expense due to the higher costs associated with acquiring and constructing the company’s newer, more sophisticated vessels.

General and administrative expenses decreased 19%, or $36 million, as a result of the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market and, in part, due to lower equity based compensation expense as a result of the company’s lower stock price.

Additionally, asset impairments increased by $102.8 million, due to our stacking underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

Increased borrowings, including borrowings under our revolving credit facility and obligations of Troms Offshore, resulted in higher interest and other debt expenses of 7%, or $3.7 million.

Despite the net loss of $160.2 million and an operating loss of $69.5 million in fiscal 2016, net cash provided by operating activities was $253.4 million for fiscal 2016, in part, reflecting $182.3 million of depreciation and amortization expense, $117.3 million of non-cash impairment charges, and continuing efforts to collect receivables and amounts due from our Angolan joint venture.

Net cash used in investing activities declined $96.4 million to $135 million as $194.5 million of additions to property and equipment were partially offset by refunds from cancelled vessel construction contracts of $46.1 million and proceeds from asset sales of $10.7 million.

As of March 31, 2016 and 2015 the company’s net debt to net capitalization ratio was 37.4% and 37.0%, respectively. The ratio was slightly higher in fiscal 2016 primarily due to the net loss in fiscal 2016 which was partially offset by debt payments made during the year. The ratio of net debt to net capitalization is calculated by the company by dividing total debt, net of cash and cash equivalents as of the balance sheet dates by the sum of shareholders’ equity and debt, net of cash and cash equivalents and is relevant and useful to the company in order to determine financial leverage relative to peers and the company’s ability to comply with existing debt agreements.

The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to be completed with the delivery of the remaining six vessels currently under construction, with the company anticipating that it will use some portion of its available cash, or future operating cash flows in order to complete the fleet renewal and modernization program. The company’s vessel construction and acquisition program facilitated the company’s entrance into deepwater markets around the world and allowed the company to replace its non-deepwater towing-supply fleet with fewer, larger, and more technologically sophisticated vessels. The vessel construction and acquisition program was initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world and of meeting deepwater and non-deepwater offshore support vessel requirements of the company’s key customers.

In recent years, the company has generally funded vessel additions with operating cash flow, together with asset sale proceeds, funds provided by the various private placements of unsecured notes, borrowings under its credit facilities and various leasing arrangements.

At March 31, 2016, the company had commitments to build six vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $251.4 million. At March 31, 2016, the company had invested approximately $183.9 million in progress payments towards the construction of these six vessels. At March 31, 2016, the remaining expenditures necessary to complete construction of the six vessels currently under construction (based on contract prices) was $67.5 million or approximately $36.5 million, net of expected returns from shipyards of approximately $31 million.

Further discussions of our vessel construction, acquisition and replacement program, including the various settlement agreements with certain international shipyards relating to the construction of vessels, the company’s capital commitments, scheduled delivery dates and recent vessel sales, are disclosed in the “Our Global Vessel Fleet and Vessel Construction, Acquisition and Replacement Program” section of Item 1, the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of this Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of this Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The company’s outstanding receivable from Sonatide for work in Angola stabilized in fiscal 2015 and was reduced to approximately $339 million at March 31, 2016. The company’s outstanding payable to Sonatide (including commissions payable) increased slightly to approximately $188 million at March 31, 2016. The company’s outstanding receivable from Sonatide and outstanding payable to Sonatide (including commissions payable) at March 31, 2015 was approximately $420 million and approximately $186 million, respectively. The company has funded net working capital related to Sonatide with debt.

The company has had some success in obtaining contracts that allow for a portion of services to be paid in dollars and has initiated some conversion of kwanzas into dollars. For additional disclosure regarding the Sonatide Joint Venture, refer to Part I, Item 1, of this Annual Report on Form 10-K.

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

After a significant decrease in the price of oil during fiscal 2015, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil continued to decline during fiscal 2016. We anticipate that our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which during May 2016, was trading at approximately $46 per barrel for West Texas Intermediate (WTI) crude and $48 per barrel for Intercontinental Exchange (ICE) Brent crude, down from $60 and $65 per barrel, respectively, in May 2015. The current pricing outlook and recent trend in crude oil prices will likely continue to suppress additional offshore exploration and development activity. Current prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in numerous calendar 2016 E&P spending surveys. These surveys have forecasted an overall spending reduction of 11% to 17% which includes a reduction in offshore spending of 20% to 25% as compared to calendar 2015 levels. This forecasted reduction is expected to continue a trend of decreasing E&P spending from already depressed levels in 2015. The surveys also recognize that if oil and gas prices ultimately remain below levels assumed in the E&P capital expenditure budgets for 2016, the probability of further reductions in 2016 E&P spending is very likely.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have also contributed to an oversupplied natural gas market. High levels of onshore gas production and a prolonged downturn in natural gas prices have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and, if the commodity pricing environment improves, it could be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be costly relative to other onshore and offshore exploration and development. As a result, the recent decrease in crude oil prices has caused, and may continue to cause, many E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata at the end of March 2016 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 930 rigs, of which approximately 500 offshore rigs were working as of the end of March 2016, a decrease of approximately 24%, or 154 working rigs, since the beginning of the company’s 2016 fiscal year. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 930 movable offshore rigs worldwide, approximately 33%, or approximately 305 rigs, are designed to operate in deeper waters. Of the approximately 500 working offshore rigs at the end of March 2016, approximately 145 rigs, or 29%, are designed to operate in deeper waters. As of March 2016, the number of working deepwater rigs was approximately 39%, or 93 rigs, less than the number of deepwater rigs working a year ago. It is also estimated that approximately 35% of the approximate 200 total offshore rigs currently under construction, or approximately 70 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 48% of the approximately 145 deepwater rigs working in March 2016. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of expected reduced E&P spending.

Investment is also being made in the floating production unit market, with approximately 65 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already operating worldwide. Given the current economic environment, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to increase.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 315 working jack-up rigs as of March 2016 (64% of the 500 working offshore rigs), which is a decrease of approximately 19%, or 74 rigs, from the number of jack-up rigs working a year ago. The construction backlog for new jack-up rigs as of March 2016 (125 rigs) is comparable to the jack-up construction backlog as of March 2015, nearly all of which are scheduled for delivery in the next two years. As discussed above with regards to the deepwater rig market and recognizing that 125 newbuild jackup rigs represent 39% of the approximately 315 jack up rigs working in March 2016, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 435 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (355 vessels), on order or planned as of March 2016. The majority of the vessels under construction are scheduled to be delivered within the next 18-24 months; however, the company believes not all of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of March 2016, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,440 vessels which include approximately 640 vessels that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions. Excluding the 640 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (355 vessels) represents approximately 13% of the remaining worldwide fleet of approximately 2,800 offshore support vessels.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late 2014. Should market conditions continue to deteriorate, the stacking or underutilization of additional more recently constructed vessels by the offshore supply vessel industry is likely.

Although the future attrition rate of the 640 older offshore support vessels cannot be determined with certainty, the company believes that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 355 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

As discussed above, additional vessel demand, which also could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for higher levels of activity, the decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18-24 months indicates that there may be, at least in the short to intermediate-term, a period of potential overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

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

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. The delivery of new-build offshore rigs and support vessels currently under construction may further increase the number of technologically sophisticated offshore rigs and support vessels operating worldwide. Crew costs may continue to increase as competition for skilled personnel intensifies, though a weaker offshore energy market should somewhat mitigate the upward trend in crew costs experienced in recent years. Overall labor costs may also be impacted by the company’s operation of remotely operated vehicles (ROVs), which generally require more highly compensated personnel than the company’s existing fleet.

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

Results of Operations

Tidewater manages and measures its business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, vessel operating leases, goodwill impairment, asset impairments and gains on asset dispositions) for the company’s vessel fleet and the related percentage of vessel revenue for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company.

(In thousands)	2016	%	2015	%	2014	%
Vessel revenues:
Americas	$342,995	36%	505,699	35%	410,731	29%
Asia/Pacific	89,045	9%	150,820	10%	154,618	11%
Middle East/North Africa	168,471	18%	205,787	14%	186,524	13%
Sub-Saharan Africa/Europe	354,889	37%	606,052	41%	666,588	47%
Total vessel revenues	$955,400	100%	1,468,358	100%	1,418,461	100%
Vessel operating costs:
Crew costs	$303,219	32%	428,131	29%	396,332	28%
Repair and maintenance	94,873	10%	173,788	12%	177,331	13%
Insurance and loss reserves	8,585	1%	17,683	1%	19,628	1%
Fuel, lube and supplies	61,992	6%	88,272	6%	76,609	5%
Other	92,464	10%	126,494	9%	125,990	9%
Total vessel operating costs	$561,133	59%	834,368	57%	795,890	56%

The following table compares other operating revenues and costs related to the company’s ROV and related subsea services operations, third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the years ended March 31.

(In thousands)	2016	2015	2014
Other operating revenues	$23,662	27,159	16,642
Costs of other operating revenues	18,811	26,505	15,745

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for each for the fiscal years ended March 31.

(In thousands)	2016	%	2015	%	2014	%
Vessel operating costs:
Americas:
Crew costs	$103,647	30%	148,034	29%	122,790	30%
Repair and maintenance	37,761	11%	57,782	12%	49,693	12%
Insurance and loss reserves	3,065	1%	5,095	1%	5,530	1%
Fuel, lube and supplies	19,566	6%	26,792	5%	20,045	5%
Other	19,474	6%	33,494	7%	29,078	7%
	183,513	54%	271,197	54%	227,136	55%
Asia/Pacific:
Crew costs	$32,601	37%	62,660	41%	59,075	38%
Repair and maintenance	6,942	8%	19,582	13%	11,772	8%
Insurance and loss reserves	1,149	1%	2,181	1%	1,691	1%
Fuel, lube and supplies	7,115	8%	11,330	8%	9,370	6%
Other	8,157	9%	8,667	6%	9,824	6%
	55,964	63%	104,420	69%	91,732	59%
Middle East/North Africa:
Crew costs	$50,525	30%	62,517	31%	49,844	27%
Repair and maintenance	21,602	13%	25,228	12%	19,316	10%
Insurance and loss reserves	1,455	1%	3,822	2%	3,138	2%
Fuel, lube and supplies	7,596	4%	14,372	7%	15,780	8%
Other	13,127	8%	15,183	7%	13,145	7%
	94,305	56%	121,122	59%	101,223	54%
Sub-Saharan Africa/Europe:
Crew costs	$116,446	33%	154,920	26%	164,623	25%
Repair and maintenance	28,568	8%	71,196	12%	96,550	14%
Insurance and loss reserves	2,916	1%	6,585	1%	9,269	1%
Fuel, lube and supplies	27,715	8%	35,778	6%	31,414	5%
Other	51,706	14%	69,150	11%	73,943	11%
	227,351	64%	337,629	56%	375,799	56%
Total vessel operating costs	$561,133	59%	834,368	57%	795,890	56%

The following table presents vessel operations general and administrative expenses by the company’s four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the years ended March 31.

(In thousands)	2016	%	2015	%	2014	%
Vessel operations general and administrative expenses:
Americas	$31,536	9%	42,917	8%	40,869	10%
Asia/Pacific	12,382	14%	16,476	11%	16,668	11%
Middle East/North Africa	18,668	11%	19,869	10%	16,413	9%
Sub-Saharan Africa/Europe	53,453	15%	65,233	11%	63,791	10%
Total vessel operations general and administrative expenses	$116,039	12%	144,495	10%	137,741	10%

The following table presents vessel operating leases by the company’s four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the years ended March 31.

(In thousands)	2016	%	2015	%	2014	%
Vessel operating leases
Americas	$26,506	8%	20,915	4%	8,492	2%
Asia/Pacific	—	—	—	—	—	—
Middle East/North Africa	—	—	—	—	1,711	1%
Sub-Saharan Africa/Europe	7,156	2%	7,407	1%	11,707	2%
Total vessel operating leases	$33,662	4%	28,322	2%	21,910	2%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31.

(In thousands)	2016	%	2015	%	2014	%
Vessel operating profit:
Americas (A)	$52,966	5%	122,988	8%	90,936	6%
Asia/Pacific (A)	(1,687)	(<1%)	11,541	1%	29,044	2%
Middle East/North Africa	27,349	3%	37,258	3%	42,736	3%
Sub-Saharan Africa/Europe	(4,490)	(<1%)	122,169	8%	136,092	10%
	74,138	8%	293,956	20%	298,808	21%
Other operating loss	(4,564)	(<1%)	(8,022)	(1%)	(1,930)	(<1%)
	69,574	8%	285,934	19%	296,878	21%
Corporate general and administrative expenses	(34,078)	(3%)	(40,621)	(3%)	(47,703)	(4%)
Corporate depreciation	(6,160)	(1%)	(4,014)	(<1%)	(3,073)	(<1%)
Corporate expenses	(40,238)	(4%)	(44,635)	(3%)	(50,776)	(4%)

Gain on asset dispositions, net	26,037	3%	23,796	1%	21,063	2%
Asset impairments	(117,311)	(12%)	(14,525)	(1%)	(9,341)	(1%)
Goodwill impairment	—	—	(283,699)	(19%)	(56,283)	(4%)
Restructuring charge	(7,586)	(1%)	(4,052)	(<1%)	—	—
Operating income (loss)	$(69,524)	(7%)	(37,181)	(3%)	201,541	14%
Foreign exchange gain	(5,403)	(1%)	8,678	1%	1,541	<1%
Equity in net earnings (losses) of unconsolidated companies	(13,581)	(1%)	10,179	1%	15,801	1%
Interest income and other, net	2,703	<1%	1,927	<1%	2,123	<1%
Loss on early extinguishment of debt	—	—	—	—	(4,144)	(<1%)
Interest and other debt costs	(53,752)	(5%)	(50,029)	(3%)	(43,814)	(3%)
Earnings (loss) before income taxes	$(139,557)	(14%)	(66,426)	(4%)	173,048	12%

(A)

Americas fiscal 2016 figure excludes restructuring charges of $3.6 million. Asia/Pacific fiscal 2016 and 2015 amounts exclude restructuring charges of $4.0 million and $3.7 million, respectively.  Refer to Other Items for further discussion of restructuring charges.

Fiscal 2016 Compared to Fiscal 2015

Consolidated Results.    The company’s revenue decreased 35%, or  $516.5 million, in fiscal 2016 compared to fiscal 2015 and was primarily the result of customer reductions in exploration and production spending due to weak oil and gas fundamentals which reduced vessel utilization and average day rates of offshore supply vessels worldwide. The company’s consolidated net loss increased 146%, or $95 million during fiscal 2016 despite the fiscal 2015 non-cash goodwill impairment charge of $283.7 million ($214.9 million after-tax, or $4.43 per share) recorded during the third quarter of fiscal 2015 as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Excluding the goodwill impairment charges taken in fiscal 2015 (net of associated tax benefits), net earnings decreased 210%, or $309.9 million, during fiscal 2016.

Vessel operating costs decreased 33%, or $273.2 million, during fiscal 2016 as compared to fiscal 2015. Crew costs decreased approximately 29%, or $124.9 million; repair and maintenance costs decreased 45%, or $78.9 million; insurance costs decreased 52%, or $9.1 million; other vessel costs decreased 27%, or $34 million; and supplies and fuel cost decreased 30%, or $26.3 million, primarily due to lower activity levels in fiscal 2016 as compared to 2015.

Depreciation and amortization expense increased 4%, or $7.1 million, in fiscal 2016 as compared to fiscal 2015 due to delivery of additional new vessels into the fleet during the last two fiscal years. General and administrative costs decreased 19%, or $36 million, reflecting cost control measures implemented by the company as a result of lower activity levels.

Asset impairments in fiscal year 2016 increased $102.8 million, from fiscal year 2015, primarily due to our stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

Interest and other debt costs increased 7%, or $3.7 million, due primarily to lower amounts of capitalized interest as a result of a decrease in the number of vessels under construction and higher average borrowings during fiscal 2016.

Despite the net loss of $160.2 million and an operating loss of $69.5 million in fiscal 2016, net cash provided by operating activities was $253.4 million for fiscal 2016, in part, reflecting $182.3 million of depreciation and amortization expense, $117.3 million of non-cash impairment charges, and continuing efforts to collect receivables and amounts due from our Angolan joint venture.

Net cash used in investing activities declined $96.4 million to $135 million as $194.5 million of additions to property and equipment were partially offset by refunds from cancelled vessel construction contracts of $46.1 million and proceeds from asset sales of $10.7 million.

As of March 31, 2016 and 2015 the company’s net debt to net capitalization ratio was 37.4% and 37.0%, respectively. The ratio was slightly higher in fiscal 2016 primarily due to the net loss in fiscal 2016 which was partially offset by debt payments made during the year. The ratio of net debt to net capitalization is calculated by the company by dividing total debt, net of cash and cash equivalents as of the balance sheet dates by the sum of shareholders’ equity and debt, net of cash and cash equivalents and is relevant and useful to the company in order to determine financial leverage relative to peers and the company’s ability to comply with existing debt agreements.

At March 31, 2016, the company had 269 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 9.8 years. At March 31, 2016, the average age of 248 newer vessels in the fleet (defined as vessels acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 8.2 years. The remaining 21 vessels, of which 13 are stacked at fiscal year-end, have an average age of 28.6 years.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 32%, or $162.7 million, during the fiscal year ended March 31, 2016, as compared to fiscal 2015, due primarily to lower utilization and average day rates across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 33%, or $117.7 million, during the comparative periods. During fiscal 2016, as compared to fiscal 2015, deepwater vessels experienced a decrease in utilization of 28 percentage points and a decrease in average day rates of 14%. Revenues related to towing supply vessels also decreased 26%, or $32.3 million, during these comparative periods, primarily as a result of decreased in utilization of 15 percentage points. In addition, there were fewer towing supply vessels in active service during the fiscal 2016 as compared to fiscal 2015.

The overall decreased day rates and utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to lower crude oil and natural gas prices, which resulted in our stacking underutilized vessels in the region.

At the beginning of fiscal 2016, the company had 11 stacked Americas-based vessels. During fiscal year 2016, the company stacked 24 additional vessels, sold six vessels from the previously stacked vessel fleet and returned one previously stacked vessel to service, resulting in a total of 28 stacked Americas-based vessels as of March 31, 2016.

Operating profit for the Americas segment decreased 57%, or $70 million during fiscal year 2016 as compared to fiscal year 2015, primarily due to lower revenues. As a result of decreases in vessel activity and cost control measures, operating costs (primarily crew costs and repair and maintenance costs) and general and administrative costs in the Americas segment have also decreased, but were partially offset by an increase in vessel lease expenses.

Crew costs decreased 30%, or $44.4 million; repair and maintenance costs decreased 35%, or $20 million; and general and administrative costs decreased 27%, or $11.4 million during fiscal year 2016 as compared to fiscal year 2015 due to the decrease in operating activity in the segment and the deferral of drydockings due, in part, to the stacking of vessels. Vessel operating lease costs increased 27%, or $5.6 million during fiscal year 2016 due to the increase in the number of leased vessels operated by the company in the U.S. Gulf of Mexico and Mexico as vessels operated under leasing arrangements were transferred in to the Americas segment from other segments and because vessels leased during fiscal 2015 incurred a full year of lease expense in fiscal 2016.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 41%, or $61.8 million, during fiscal year 2016, as compared to fiscal year 2015, due to lower utilization and average day rates across all vessel classes. Deepwater vessel revenue decreased during these comparative periods 36%, or $33.7 million, due to decreases in average day rates of 14% and decreases in utilization of 31 percentage points. Towing supply vessels also experienced a revenue decrease of 47%, or $25.1 million, during the comparative periods. During fiscal year 2016 as compared to fiscal year 2015, towing supply vessels experienced a decrease in utilization of 14 percentage points and a decrease in average day rates of 43%. The overall decreased day rates and utilization is primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2016, the company had one stacked Asia/Pacific-based vessel. During fiscal year 2016, the company stacked 19 additional vessels and returned four previously stacked vessels to service, resulting in a total of 16 stacked Asia/Pacific-based vessels as of March 31, 2016.

Operating profit for the Asia/Pacific segment decreased 115%, or $13.2 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance) and general and administrative expenses.

Crew costs decreased 48%, or $30.1 million, due to the reduction of operations in fiscal year 2016 as compared to fiscal year 2015, especially as related to our Australian operations as those operations have been significantly curtailed. Repair and maintenance costs decreased 65%, or $12.6 million, due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative expenses also decreased 25%, or $4.1 million, due to cost control measures implemented by the company in response to the decline of vessel activity in the region especially as related to our Australian operations.

Middle East/North Africa Segment Operations.  Vessel revenues in the Middle East/North Africa segment decreased 18%, or $37.3 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to decreased revenue from towing supply vessels of 22%, or $26.1 million, during the comparative periods. The decrease in revenue from towing supply vessels is a result of the decrease in utilization for this vessel class, which was nine percentage points lower, and a decrease in average day rates which were 12% lower. During fiscal 2016 there were also fewer towing supply vessels in active service as compared to the preceding fiscal year. Additionally, the segment experienced a decrease in revenues from deepwater vessels of 13%, or $10.7 million, during the fiscal year 2016 due primarily to a decrease in utilization of 13 percentage points and a decrease in average day rates of 13%. While not as severe as other segments, the decrease in overall vessel activity in fiscal 2016 is a result of a decrease in the volume of oil and gas exploration, development and production spending in the region as some countries in the segment have maintained a comparatively higher level of production.

At the beginning of fiscal 2016, the company had two stacked Middle East/North Africa-based vessels. During the fiscal year the company stacked seven additional vessels, resulting in a total of nine stacked Middle East/North Africa-based vessels as of March 31, 2016.

Operating profit for the Middle East/North Africa segment decreased 27%, or $9.9 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to the reductions in vessel revenues but were partially offset by decreases in vessel operating costs (primarily crew costs and fuel, lube and supplies costs) and general and administrative costs.

Crew costs decreased 19%, or $12 million, and fuel, lube and supplies costs decreased 47%, or $6.8 million, during the comparative periods as a result of decreased vessel activity in the region as a result of softer E&P market conditions. General and administrative costs have also decreased 6%, or $1.2 million, during the comparative periods and are attributable to cost control measures implemented by the company.

Sub-Saharan Africa/Europe Segment Operations.  Vessel revenues in the Sub-Saharan Africa/Europe segment decreased 41%, or $251.2 million, during fiscal year 2016 as compared to fiscal year 2015, due to decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 53%, or $171.7 million, during fiscal year 2016, as compared to fiscal year 2015, primarily due to a utilization decrease of 26 percentage points and a decrease in average day rates of 31%. Revenues from towing supply vessels decreased 28%, or $57.9 million, during the comparative periods, primarily due to a decrease in utilization of 15 percentage points. Decreases to utilization and average day rates in the Sub-Saharan Africa/Europe are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During fiscal 2016 there were fewer vessels in active service in the Sub-Saharan Africa/Europe segment across all vessel classes as compared to fiscal year 2015.

At the beginning of fiscal 2016, the company had seven stacked Sub-Saharan Africa/Europe-based vessels. During the fiscal year the company stacked 28 additional vessels, sold nine vessels from the previously stacked vessel fleet and returned two previously stacked vessels to work resulting in a total of 24 stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2016.

Operating profit for the Sub-Saharan Africa/Europe segment decreased 104%, or $126.7 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs and repair and maintenance costs) and decreases to general and administrative costs during the same comparative periods.

Crew costs decreased 25%, or $38.5 million, during fiscal year 2016 as compared to fiscal year 2015 due to reduced operating activity in the region. Repair and maintenance costs decreased 60%, or $42.6 million, during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative costs have also decreased 18%, or $11.8 million, during the comparative periods and are attributable to cost control measures implemented by the company.

Other Items. In the fourth quarter of fiscal 2015 the Company’s management initiated a plan to begin reorganizing its operations worldwide as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels. This plan consisted of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $4.1 million restructuring charge during the quarter ended March 31, 2015.

In fiscal 2016 the company’s management continued to restructure its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan also consisted of select employee terminations and early retirements to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. Although no payments were made related to this charge as of September 30, 2015, the company paid $7.4 million of restructuring costs during the six months ended March 31, 2016.

Measures taken during these restructurings include the transfer and stacking of vessels from the company’s Australian and Brazilian operations which resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the fiscal years ended March 31, are as follows:

(In thousands)	2016	2015
Americas:
Crew costs	$3,410	—
Other vessel costs	203	—
Asia/Pacific:
Crew costs	3,973	3,697
Corporate:
General and administrative expenses	—	355
Total restructuring charges	$7,586	4,052

Insurance and loss reserves expense decreased 51%, or $9.1 million, during fiscal year 2016 as compared to fiscal year 2015 primarily due to decreases in premiums and claims due to lower levels of vessel activity since March 31, 2015.

Included in gain on asset dispositions, net for fiscal year 2016 is $23.4 million of amortized gains from sale leaseback transactions and $2.6 million of net gains related the sale of vessels and other assets. During fiscal year 2015 the company recognized $17.7 million of amortized gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

Asset impairments recognized for fiscal year 2016 increased $102.8 million, from fiscal year 2015, primarily due to our stacking underutilized vessels and a decline in offshore support vessel values as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers. During fiscal year 2016 the company recognized impairments of $95.4 million on stacked vessels, $5.1 million on active vessels, a $2.4 million impairment related to a vessel under construction that is currently the subject of an arbitration proceeding in Brazil (so as to reduce the carrying value of this vessel to the amount that is covered by third party credit support), a $2.3 million impairment related to the cancellation of vessel construction contracts and $12.1 million related to the write-down of inventory and the impairment of other assets.

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

The table below summarizes the combined fair value of the assets that incurred impairments during the fiscal years ended March 31, 2016 and 2015, along with the amount of impairment.

(In thousands)	2016	2015
Amount of impairment incurred	$117,311	14,525
Combined fair value of assets incurring impairment	422,655	28,509

During fiscal year 2016, the company recognized a foreign exchange loss of $5.4 million, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency, most notably the devaluation of the Brazilian reais relative to the U.S. dollar. Additionally, during fiscal year 2016, the entities which comprise the operations of the Sonatide joint venture in Angola recognized foreign exchange losses of approximately $49.2 million, primarily as a result of the devaluation relative to the U.S. dollar of Angolan kwanza-denominated bank balances. The company has recognized (through equity in net earnings/(losses) of unconsolidated companies) 49% of Sonatide’s total foreign exchange loss, or approximately $24.1 million.

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

Interest and other debt costs also increased $6.2 million, or 14%, due to an increase in borrowings during fiscal 2015. The overall decrease to pre-tax earnings and a decrease in the effective tax rate, contributed to a 103%, or $33.9 million decrease to income tax expense. Adjusting for the goodwill impairment and related tax effects, the increase in the effective tax rate for the year ended March 31, 2015 as compared to the year ended March 31, 2014 is primarily due to a $17.8 million valuation allowance recorded against the company’s net deferred tax assets. Cumulative losses in recent years and losses expected in the near term result in it being more likely than not that the net deferred tax assets will not be realized in the foreseeable future. Of the $283.7 million goodwill impairment charge recognized in fiscal 2015, $45.2 million was non-deductible for U.S. income tax purposes, the effect of which was to increase the effective tax rate for the year ended March 31, 2015.

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

Asia/Pacific Segment Operations.    Vessel revenues in the Asia/Pacific segment decreased approximately 3%, or $3.8 million, during fiscal 2015 as compared to fiscal 2014 primarily due to decreases in revenues from the towing-supply vessel class. Revenues earned on the towing-supply vessels decreased $9.3 million, or 15%, during the same comparative periods, due to a number of towing-supply vessels transferring out of the non-Australia areas within the Asia/Pacific segment to other segments where charter opportunities for this class of vessel were considered by the company to be more attractive. The decrease in revenues earned on the towing-supply vessels were offset by an increase in revenues earned on the deepwater vessels. Deepwater vessels revenues increased $6.3 million, or 7%, during the comparative periods, due to a net increase in the number of deepwater vessels operating the in the area, most notably in Australia.

At the beginning of fiscal 2015, the company did not have any stacked Asia/Pacific vessels. During fiscal 2015, the company stacked two vessels and reactivated one stacked vessel, resulting in a total of one stacked Asia/Pacific-based vessel as of March 31, 2015.

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

Middle East/North Africa Segment Operations.    Vessel revenues in the Middle East/North Africa segment increased approximately 10%, or $19.3 million, during fiscal 2015 as compared to fiscal 2014 primarily due to increases in revenues from the deepwater vessel class. Deepwater vessel revenue increased 28%, or $18.8 million, during the comparative periods, due to an increase in the number of deepwater vessels operating in the segment and a 9% increase in average day rates. Increases in vessel revenues in the Middle East/North Africa segment is primarily the result of increased scale of operations in the Black Sea and offshore Saudi Arabia (which, in turn was primarily driven by an increase in the number of offshore rigs working in these areas).

Increases in dayrates in Middle East/North Africa reflect the transfer of larger, higher specification vessels from other regions into the Middle East/North Africa region and lump sum mobilization fees.

At the beginning of fiscal 2015, the company had one stacked Middle East/North Africa-based vessel. During fiscal 2015, the company stacked two additional vessels and disposed of one vessel previously stacked, resulting in a total of two stacked Middle East/North Africa-based vessels as of March 31, 2015.

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

Reorganization efforts in fiscal 2015 most significantly included the redeployment of vessels from our Australian operation to other international markets where opportunities to profitably operate such vessels were considered more robust. The departure of these vessels from the Australian market and the associated reductions in onshore and offshore staffing resulted in the termination of a number of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreement and in accordance with Australian labor laws.

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

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by major repairs and maintenance and drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Specifications of available equipment and the scope of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels undergoing major repairs and maintenance and/or in drydock) but do not include vessels owned by joint ventures (nine vessels at March 31, 2016). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS: (In thousands)
Fiscal Year 2016	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$80,152	61,776	49,792	43,802	235,522
Towing-supply	29,515	24,121	22,254	16,878	92,768
Other	4,505	3,313	3,917	2,970	14,705
Total	$114,172	89,210	75,963	63,650	342,995
Asia/Pacific fleet:
Deepwater	$19,833	23,435	13,267	4,318	60,853
Towing-supply	8,104	8,738	5,877	5,473	28,192
Other	—	—	—	—	—
Total	$27,937	32,173	19,144	9,791	89,045
Middle East/North Africa fleet:
Deepwater	$20,386	20,769	17,690	15,718	74,563
Towing-supply	26,189	23,914	21,795	19,276	91,174
Other	691	653	699	691	2,734
Total	$47,266	45,336	40,184	35,685	168,471
Sub-Saharan Africa/Europe fleet:
Deepwater	$53,966	39,955	30,361	30,338	154,620
Towing-supply	41,198	42,106	35,186	31,914	150,404
Other	13,774	15,351	12,070	8,670	49,865
Total	$108,938	97,412	77,617	70,922	354,889
Worldwide fleet:
Deepwater	$174,337	145,935	111,110	94,176	525,558
Towing-supply	105,006	98,879	85,112	73,541	362,538
Other	18,970	19,317	16,686	12,331	67,304
Total	$298,313	264,131	212,908	180,048	955,400

REVENUE BY VESSEL CLASS – continued:

(In thousands)
Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$82,282	91,403	94,298	85,249	353,232
Towing-supply	29,517	34,387	33,607	27,518	125,029
Other	8,184	8,223	6,649	4,382	27,438
Total	$119,983	134,013	134,554	117,149	505,699
Asia/Pacific fleet:
Deepwater	$24,242	27,675	20,575	22,046	94,538
Towing-supply	15,037	17,338	13,487	7,419	53,281
Other	970	976	984	71	3,001
Total	$40,249	45,989	35,046	29,536	150,820
Middle East/North Africa fleet:
Deepwater	$19,467	19,254	25,615	20,943	85,279
Towing-supply	35,279	28,715	29,441	23,797	117,232
Other	793	868	869	746	3,276
Total	$55,539	48,837	55,925	45,486	205,787
Sub-Saharan Africa/Europe fleet:
Deepwater	$91,691	89,193	81,129	64,302	326,315
Towing-supply	55,436	54,617	52,532	45,739	208,324
Other	18,612	18,303	18,940	15,558	71,413
Total	$165,739	162,113	152,601	125,599	606,052
Worldwide fleet:
Deepwater	$217,682	227,525	221,617	192,540	859,364
Towing-supply	135,269	135,057	129,067	104,473	503,866
Other	28,559	28,370	27,442	20,757	105,128
Total	$381,510	390,952	378,126	317,770	1,468,358
Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$55,032	61,811	72,048	74,859	263,750
Towing-supply	27,670	30,861	30,451	26,073	115,055
Other	7,542	9,257	7,349	7,778	31,926
Total	$90,244	101,929	109,848	108,710	410,731
Asia/Pacific fleet:
Deepwater	$24,292	19,923	20,142	23,834	88,191
Towing-supply	17,722	16,559	15,235	13,114	62,630
Other	942	948	948	959	3,797
Total	$42,956	37,430	36,325	37,907	154,618
Middle East/North Africa fleet:
Deepwater	$15,852	15,732	18,805	16,114	66,503
Towing-supply	24,497	28,763	31,481	31,979	116,720
Other	864	875	872	690	3,301
Total	$41,213	45,370	51,158	48,783	186,524
Sub-Saharan Africa/Europe fleet:
Deepwater	$87,251	106,541	84,866	86,064	364,722
Towing-supply	54,860	56,772	59,789	59,803	231,224
Other	15,106	15,626	18,727	21,183	70,642
Total	$157,217	178,939	163,382	167,050	666,588
Worldwide fleet:
Deepwater	$182,427	204,007	195,861	200,871	783,166
Towing-supply	124,749	132,955	136,956	130,969	525,629
Other	24,454	26,706	27,896	30,610	109,666
Total	$331,630	363,668	360,713	362,450	1,418,461

UTILIZATION:
Fiscal Year 2016	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	81.3%	65.1	53.6	45.6	61.1
Towing-supply	64.7	56.5	48.9	43.6	53.4
Other	45.3	47.8	60.4	59.5	52.6
Total	69.6%	59.7	52.7	46.5	57.1
Asia/Pacific fleet:
Deepwater	45.0%	59.9	40.6	17.4	40.5
Towing-supply	73.4	79.7	62.6	56.3	67.6
Other	—	—	—	—	—
Total	58.2%	68.3	51.0	38.0	53.6
Middle East/North Africa fleet:
Deepwater	70.1%	73.7	65.4	61.7	67.7
Towing-supply	76.5	74.9	66.9	57.8	69.0
Other	100.0	91.9	100.0	100.0	97.9
Total	75.6%	75.2	67.8	60.8	69.8
Sub-Saharan Africa/Europe fleet:
Deepwater	68.4%	57.2	50.6	55.8	58.0
Towing-supply	66.4	63.9	58.5	56.8	61.4
Other	69.7	73.5	71.5	66.8	70.5
Total	68.2%	65.1	60.4	59.7	63.4
Worldwide fleet:
Deepwater	70.7%	63.0	52.5	47.9	58.4
Towing-supply	69.5	67.0	58.9	53.7	62.3
Other	64.3	67.9	69.1	65.5	66.7
Total	68.8%	65.7	58.4	53.6	61.7
Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	88.7%	91.9	87.3	88.3	89.0
Towing-supply	62.7	70.3	74.5	65.7	68.2
Other	69.3	76.9	56.7	50.2	63.3
Total	74.8%	80.9	77.2	73.2	76.5
Asia/Pacific fleet:
Deepwater	70.6%	82.4	66.9	66.6	71.4
Towing-supply	90.7	93.6	76.6	63.2	81.1
Other	100.0	100.0	100.0	7.5	77.2
Total	83.5%	89.6	73.9	62.5	77.2
Middle East/North Africa fleet:
Deepwater	72.1%	80.4	89.3	81.8	81.1
Towing-supply	93.6	71.1	79.6	68.7	78.3
Other	91.9	100.0	100.0	100.0	98.0
Total	87.8%	74.7	83.2	73.7	79.9
Sub-Saharan Africa/Europe fleet:
Deepwater	86.3%	85.5	85.7	76.5	83.7
Towing-supply	75.3	78.5	78.8	71.5	76.0
Other	78.1	71.3	73.3	67.2	72.5
Total	79.5%	77.9	78.7	71.3	76.9
Worldwide fleet:
Deepwater	83.8%	87.0	84.9	80.7	84.1
Towing-supply	78.4	76.2	77.7	68.3	75.2
Other	76.9	73.9	71.0	63.4	71.4
Total	79.8%	79.3	78.6	71.4	77.3

UTILIZATION – continued:

Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	77.8%	72.3	85.3	83.7	80.0
Towing-supply	43.2	49.5	60.9	59.5	51.9
Other	82.2	91.6	78.0	78.4	82.6
Total	60.1%	63.9	73.9	73.2	67.4
Asia/Pacific fleet:
Deepwater	92.7%	80.1	77.2	84.7	83.5
Towing-supply	64.5	73.0	70.6	82.7	71.6
Other	100.0	100.0	100.0	100.0	100.0
Total	72.2%	75.8	73.6	84.1	76.0
Middle East/North Africa fleet:
Deepwater	91.3%	81.2	71.0	71.3	77.6
Towing-supply	72.1	86.1	84.8	88.2	82.8
Other	44.7	81.8	100.0	98.1	73.0
Total	73.3%	84.7	81.7	84.0	80.9
Sub-Saharan Africa/Europe fleet:
Deepwater	79.3%	88.8	83.0	83.1	83.6
Towing-supply	67.6	66.8	73.8	77.9	71.3
Other	70.2	72.5	76.8	89.2	77.1
Total	71.8%	75.0	77.3	83.3	76.7
Worldwide fleet:
Deepwater	81.2%	81.9	81.7	81.9	81.7
Towing-supply	60.8	66.3	72.8	76.6	68.6
Other	71.5	77.3	78.1	87.3	78.5
Total	68.8%	73.2	76.7	80.8	74.7

AVERAGE DAY RATES:
Fiscal Year 2016	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$28,568	26,254	25,584	25,795	26,755
Towing-supply	17,289	16,003	17,071	14,701	16,372
Other	8,796	7,461	7,050	6,056	7,344
Total	$22,721	20,725	19,962	19,077	20,824
Asia/Pacific fleet:
Deepwater	$39,268	34,487	27,345	21,112	32,467
Towing-supply	8,391	7,907	6,379	6,434	7,336
Other	—	—	—	—	—
Total	$18,994	18,028	13,611	9,278	15,575
Middle East/North Africa fleet:
Deepwater	$22,830	20,738	20,995	18,666	20,833
Towing-supply	12,143	11,200	11,430	11,826	11,646
Other	3,799	3,737	3,800	3,800	3,784
Total	$14,626	13,692	13,699	13,446	13,889
Sub-Saharan Africa/Europe fleet:
Deepwater	$24,278	20,876	18,355	17,072	20,431
Towing-supply	16,052	17,009	15,565	14,709	15,878
Other	5,201	5,731	4,764	3,960	4,962
Total	$14,647	13,782	12,037	11,557	13,100
Worldwide fleet:
Deepwater	$27,128	24,535	22,546	20,827	24,081
Towing-supply	14,197	13,689	13,315	12,683	13,522
Other	5,676	5,858	5,098	4,309	5,269
Total	$17,379	16,039	14,589	13,658	15,558

Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$31,175	31,233	32,612	28,972	30,986
Towing-supply	16,559	17,309	16,890	15,482	16,590
Other	8,856	8,304	9,314	6,777	8,378
Total	$22,443	22,701	24,048	21,830	22,768
Asia/Pacific fleet:
Deepwater	$41,948	39,841	35,821	33,443	37,723
Towing-supply	13,017	14,387	13,664	9,362	12,870
Other	10,658	10,609	10,692	10,609	10,652
Total	$22,066	23,090	21,195	20,252	21,771
Middle East/North Africa fleet:
Deepwater	$25,081	23,078	24,586	22,558	23,816
Towing-supply	13,366	14,171	12,870	12,526	13,242
Other	4,742	4,719	4,723	4,145	4,581
Total	$15,502	16,040	15,918	15,121	15,650
Sub-Saharan Africa/Europe fleet:
Deepwater	$30,414	30,928	28,675	27,239	29,428
Towing-supply	16,867	16,911	16,859	16,600	16,817
Other	5,562	5,937	5,976	5,605	5,771
Total	$17,179	17,628	16,743	15,916	16,905
Worldwide fleet:
Deepwater	$31,061	31,001	30,205	27,942	30,074
Towing-supply	15,261	15,987	15,401	14,460	15,307
Other	6,306	6,523	6,598	5,752	6,316
Total	$18,701	19,415	19,024	17,928	18,792

AVERAGE DAY RATES – continued:

Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$29,786	31,953	29,779	31,066	30,629
Towing-supply	15,161	15,520	17,247	16,220	16,010
Other	6,965	7,843	7,320	7,868	7,502
Total	$18,977	19,974	21,169	21,718	20,482
Asia/Pacific fleet:
Deepwater	$39,291	37,812	33,937	39,072	37,549
Towing-supply	13,022	12,430	12,687	12,383	12,645
Other	10,353	10,300	10,300	10,661	10,402
Total	$20,749	19,184	19,257	21,550	20,167
Middle East/North Africa fleet:
Deepwater	$21,202	22,195	23,708	20,524	21,913
Towing-supply	12,567	12,440	13,375	13,000	12,862
Other	4,750	4,750	4,738	3,912	4,543
Total	$14,316	14,156	15,358	14,258	14,531
Sub-Saharan Africa/Europe fleet:
Deepwater	$27,514	30,244	28,664	29,158	28,932
Towing-supply	15,386	15,737	15,764	16,542	15,858
Other	4,883	4,779	5,409	5,392	5,136
Total	$15,993	17,206	15,994	15,917	16,282
Worldwide fleet:
Deepwater	$28,572	30,481	28,944	29,730	29,441
Towing-supply	14,338	14,389	15,029	14,982	14,684
Other	5,496	5,651	5,883	5,905	5,741
Total	$16,976	17,603	17,492	17,525	17,405

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2016 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2016	2016	2015	2014
Americas fleet:
Deepwater	41	39	35	29
Towing-supply	27	30	30	38
Other	9	10	14	14
Total	77	79	79	81
Less stacked vessels	28	18	9	18
Active vessels	49	61	70	63
Asia/Pacific fleet:
Deepwater	13	13	10	8
Towing-supply	17	15	14	19
Other	1	1	1	1
Total	31	29	25	28
Less stacked vessels	16	9	—	4
Active vessels	15	20	25	24
Middle East/North Africa fleet:
Deepwater	15	14	12	11
Towing-supply	31	31	31	30
Other	2	2	2	3
Total	48	47	45	44
Less stacked vessels	9	5	1	1
Active vessels	39	42	44	43
Sub-Saharan Africa/Europe fleet:
Deepwater	35	36	36	41
Towing-supply	42	42	45	56
Other	36	39	47	49
Total	113	117	128	146
Less stacked vessels	24	18	6	9
Active vessels	89	99	122	137
Active owned or chartered vessels	192	222	261	267
Stacked vessels	77	50	16	32
Total owned or chartered vessels	269	272	277	299
Vessels withdrawn from service	—	—	—	1
Joint-venture and other	9	9	11	10
Total	278	281	288	310

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

The company had 77, 21 and 15 stacked vessels at March 31, 2016, 2015 and 2014, respectively.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the fiscal years ended March 31, are as follows:

	2016	2015 (A)	2014 (A)
Number of vessels disposed by vessel type:
Deepwater:
AHTS vessels	—	1	—
PSVs	—	1	3
Towing-supply:
AHTS vessels	1	—	27
PSVs	1	9	12
Other	15	2	6
Total	17	13	48
Number of vessels disposed by segment:
Americas	7	7	19
Asia/Pacific	—	—	9
Middle East/North Africa	—	1	8
Sub-Saharan Africa/Europe	10	5	11
Vessels withdrawn from service	—	—	1
Total	17	13	48

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

Vessel and Other Deliveries and Acquisitions

The table below summarizes the number of vessels and ROVs added to the company’s fleet during the fiscal years ended March 31 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2016	2015 (A)	2014 (B)
Deepwater:
AHTS vessels	—	—	1
PSVs	5	9	10
Towing-supply:
AHTS vessels	2	—	—
PSVs	—	—	2
Other:
Crewboats	—	—	2
Total number of vessels added to the fleet	7	9	15
Total remotely operated vehicles	—	2	6

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

Fiscal 2016.    The company took delivery of five newly-built deepwater PSVs and two towing-supply vessels. One 268-foot, 4,000 DWT of cargo carrying capacity, deepwater PSV was constructed at an international shipyard for a total cost of $39.7 million. Three 275-foot, 4,600 DWT of cargo carrying capacity, deepwater PSVs were constructed at a different international shipyard for a total aggregate cost of $89.7 million, or an average approximate cost per vessel of $29.9 million. One 310-foot, 6,000 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $53.5 million. In addition, two 7,145 BHP towing-supply vessels were constructed at another international shipyard for a total cost of $32.1 million, or an average approximate cost per vessel of $16.1 million.

Fiscal 2015.    The company took delivery of nine newly-built deepwater PSVs. Two 246-foot deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.8 million, or an average approximate cost per vessel of $17.4 million. Five 275-foot deepwater PSVs were constructed at two international shipyards for a total cost of $144.9 million, or an average approximate cost per vessel of $29 million. One 268-feet deepwater PSV was constructed at another international shipyard for a total cost of $38.4 million. One 261-feet deepwater PSV was constructed at a U.S. shipyard for a total cost of $49.8 million. The company also acquired two ROVs for a total cost of $12.4 million, or an average approximate cost per ROV of $6.2 million.

In addition to the 11 vessel and two ROV deliveries noted above, we acquired one additional deepwater class PSV during fiscal 2015 which had been sold and leased back during fiscal 2006. The company elected to repurchase this vessel from the lessor for a total cost of $11.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2014.    The company took delivery of six newly-built vessels and acquired nine vessels from third parties. Included are two deepwater PSVs, which are 303-feet in length. The 303-foot PSVs were constructed at a U.S. shipyard for a total aggregate cost of $123.3 million, or an average approximate cost per vessel of $61.6 million. The company also took delivery of two towing-supply PSVs, of which one is 220-feet in length, and one is 217-feet in length. These two vessels were constructed at an international shipyard for a total aggregate cost of $51.4 million, or an average approximate cost per vessel of $25.7 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6 million. In addition, the company acquired from third parties, two 290-feet deepwater PSVs for a total cost of $93.9 million (an average approximate cost per vessel of $46.9 million) and a 247-foot deepwater AHTS vessel for $29 million. The company also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. The purchase price allocated to these four vessels totals an aggregate $234.9 million

(approximately $58.7 million per vessel). Two Troms vessel construction projects (related to a 270-foot, deepwater PSV and a 310-foot, deepwater PSVs) were also completed in fiscal 2014 for a total cost of $112.4 million (approximately $56.2 million per vessel). The company also acquired six ROVs for a total cost of $31.9 million (approximately $5.3 million per ROV).

In addition to the 21 vessels and six ROV deliveries noted above, we acquired two additional deepwater class PSVs and six towing-supply class PSVs during fiscal 2014 which had been sold and leased back during fiscal 2008 and fiscal 2010. The company elected to repurchase these vessels from the lessors for an aggregate total of $78.8 million (approximately $10 million per vessel). Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Vessel and Other Commitments at March 31, 2016

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of March 31, 2016:

(In thousands)	Number of Vessels	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 03/31/16	Remaining Balance 03/31/16
Deepwater:
261-foot PSV	2	International	6/2016, 7/2016
292-foot PSV	1	International	9/2016
300-foot PSV	2	United States	1/2017, 5/2017
310-foot PSV	1	United States	4/2016
Total Deepwater PSVs	6			$251,420	183,904	67,516
Total commitments	6			$251,420	183,904	67,516

(A)Six additional option vessels and a fast supply boat are not included in the table above.

(B)	The company is entitled to receive a refund of prior shipyard payments totaling approximately $31 million which will offset the remaining balance of vessel commitments. See further discussion below.

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

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) then under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for four of these vessels. The company took delivery of one towing-supply-class vessel in September of 2015, and another towing-supply-class vessel in January of 2016, and is expected to take delivery of two deepwater PSVs in the June quarter of 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option dates expiring in October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which were issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and in January 2016 received $12 million in refunded payments. The company has also taken the $3.7 million “shipyard credit” in the December 2015 quarter as an offset against other payments made to the shipyard. The remaining four option vessels are not included in the preceding table of vessel commitments as of March 31, 2016. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. The Bank of China has subsequently issued consents for all eight remaining settlement agreements and has issued refundment guarantees on the two remaining vessels under construction at March 31, 2016.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and the shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amounts not recovered from the shipyard. The shipyard's obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of March 31, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of March 31, 2016.

Vessel Commitments Summary at March 31, 2016

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/16	09/16	12/16	03/17	06/17
Deepwater PSVs	2	2	—	1	1
Totals	2	2	—	1	1
(In thousands)
Expected quarterly cash outlay	$10,449	43,553	2,311	6,313	4,890

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

The company has $67.5 million in unfunded capital commitments associated with the six vessels currently under construction (approximately $36.5 million, net of expected returns from shipyards) at March 31, 2016.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consist of the following components:

(In thousands)	2016	%	2015	%	2014	%
Personnel	$94,803	10%	115,450	8%	109,943	8%
Office and property	23,781	2%	29,219	2%	27,121	2%
Sales and marketing	6,282	1%	11,839	1%	11,645	1%
Professional services	17,331	2%	20,381	1%	29,035	1%
Other	11,614	1%	12,930	1%	10,232	1%
	$153,811	16%	189,819	13%	187,976	13%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the years ended March 31 were as follows:

(In thousands)	2016	%	2015	%	2014	%
Vessel operations	$116,039	76%	144,495	76%	137,741	74%
Other operating activities	3,694	2%	4,703	2%	2,532	1%
Corporate	34,078	22%	40,621	22%	47,703	25%
	$153,811	100%	189,819	100%	187,976	100%

General and administrative expenses during fiscal year 2016 were 19%, or $36 million, lower than fiscal year 2015. Decreases across all components of general and administrative cost are a result of the company’s continuing efforts to reduce overhead costs as a result of the downturn in the offshore oil services market. In addition, lower personnel costs are also due, in part, to lower equity based compensation expense as a result of the company’s lower stock price.

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

Liquidity, Capital Resources and Other Matters

Under the company’s principal credit arrangements, the company is subject to a requirement that it maintain financial ratios of earnings before interest taxes depreciation and amortization (EBITDA) to interest expense and debt to total capitalization. The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. Variations from year-to-year in these items are primarily the result of market conditions. At March 31, 2016, the company’s working capital deficit of $1.1 billion was the result of the reclassifications of long-term debt as more fully described in the following paragraphs.

Status of Discussions with Lenders and Noteholders / Audit Opinion

The decrease in oil and gas prices that began in the second half of fiscal 2015 and continued throughout fiscal 2016 has led to materially lower levels of spending for offshore exploration and development by our customers globally. In addition, newly constructed vessels have been delivered over the last several years, exacerbating weak vessel utilization. With reduced demand for offshore support vessels along with increased supply, the company has experienced a significant decline in the utilization of its vessels, average day rates received and vessel revenue. The company has implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore vessel support market and business outlook, has taken other steps to improve its financial position and liquidity.

At March 31, 2016, the company was in compliance with all financial covenants set forth in its debt facilities and note indentures; however, we are forecasting that, as early as the quarter ending June 30, 2016, the company may no longer be in compliance with the 3.0x minimum interest coverage ratio requirement contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). In the event of a covenant violation, which could occur as early as mid-August 2016 (when we are required to certify that the interest coverage ratio has been met for the first fiscal quarter ending June 30, 2016), the lenders and/or the noteholders could declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default. Please refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the company’s outstanding debt.

Given that we expect that during fiscal 2017 we will not meet the 3.0x minimum interest coverage ratio requirement set forth in the Bank Loan Agreement, the Troms Offshore Debt and the 2013 Note Agreement, which could result in the acceleration of the debt under these agreements and the company’s other Senior Notes, the report of the company's independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “audit opinion”) contains an explanatory paragraph regarding our ability to continue as a going concern.  Such going concern explanatory paragraph is required only because our internal forecast indicates that, within fiscal 2017, we may no longer be in compliance with the minimum interest coverage ratio requirement.

In addition, the Bank Loan Agreement and the Troms Offshore Debt require that the company receive an unqualified audit opinion from an independent certified public accountant which shall not be subject to a going concern or similar modification. The failure to receive an audit opinion without any modification, in and of itself, is an event of default under these agreements which would allow the lenders to accelerate the indebtedness thereunder, the effect of which would be to likewise cause all of the company’s Senior Notes to be in default. Subsequent to March 31, 2016, the company obtained limited waivers from the necessary lenders which waive the audit opinion requirement (i.e., no modifications) until August 14, 2016.

As a result of the event of default caused by our failure to receive an audit opinion with no modifications from our independent certified public accountants (which has been waived only until August 14, 2016), all of the company’s indebtedness (with the stated maturities as summarized in Note (5)) has been reclassified as a current liability in the accompanying consolidated balance sheet at March 31, 2016. The explanatory paragraph in the audit opinion discussed above also references the audit opinion-related event of default under various borrowing arrangements as an uncertainty that raises substantial doubt about the company’s ability to continue as a going concern.

The company is engaged in discussions with its principal lenders and noteholders to amend and/or waive the company’s 3.0x minimum interest coverage ratio covenant in advance of any such potential default occurring, with the goal of finalizing any amendments and/or waivers prior to the possible covenant breach.   Any such amendments and/or waivers would require successful negotiations with our bank group and noteholders, and may  require the company to make certain concessions under the existing agreements, such as providing collateral to secure the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, repaying all or a portion of the indebtedness outstanding under the revolving portion of the Bank Loan Agreement, accepting a reduction in total borrowing capacity under the revolving credit facility, paying a higher rate of interest, paying down a portion of the Troms Offshore Debt and/or Senior Notes, or some combination of the above. In addition, such amendments and/or waivers will need to address the audit opinion requirement of the Bank Loan Agreement and the Troms Offshore Debt (which, again, has been waived only until August 14, 2016). Obtaining the covenant relief will require the company to reach an agreement that satisfies potentially divergent interests of our lenders and noteholders.

If lenders or noteholders accelerate the company's outstanding indebtedness, the company’s multiple borrowings will become immediately payable (as a result of cross default provisions), and the company will not have sufficient liquidity to repay those accelerated amounts. If the company is unable to reach an agreement with lenders and noteholders to address the potential defaults, the company would likely seek reorganization under Chapter 11 of the federal bankruptcy laws, which could include a restructuring of the company’s various debt obligations.

The company’s consolidated financial statements as of and for the year ended March 31, 2016 have been prepared assuming the company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, for the above described reasons, indebtedness with the stated maturities as summarized in Note (5) is classified as a current liability at March 31, 2016.

Availability of Cash

At March 31, 2016, the company had $678.4 million in cash and cash equivalents, of which $669.8 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of its foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents and future net cash provided by operating activities provide the company, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt that becomes due and required payments on vessel construction currently in progress.

Indebtedness

Please refer to the “Status of Discussions with Lenders and Noteholders / Audit Opinion” discussion included in “Liquidity, Capital Resources and Other Matters” in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the company’s compliance with debt covenants and classification of all outstanding debt as a current liability.

Bank Loan Agreement

In May 2015, the company amended and extended its existing bank loan agreement. The amended bank loan agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of (i) a $600 million revolving credit facility and (ii) a $300 million term loan facility.

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

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2016 and $300 million in term loan borrowings and $20 million of revolver borrowings outstanding at March 31, 2015 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates). The company had no available capacity under the revolver at March 31, 2016 and $580 million available under the revolver at March 31, 2015.

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

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors on November 15, 2013. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	7.4	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	342,746	516,879

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	4.6	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	127,148	167,910

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

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$382,500	425,000
Weighted average remaining life in years	4.1	4.6
Weighted average coupon rate on notes outstanding	4.35%	4.25%
Fair value of debt outstanding	302,832	431,296

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2016 and 2015, is an after-tax loss of $1.5 million ($2.4 million pre-tax), and $1.8 million ($2.6 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company entered into a note purchase agreement and issued $300 million of senior unsecured notes to a group of institutional investors. The remaining amounts outstanding were fully paid in July 2015. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$—	35,000
Weighted average remaining life in years	—	0.3
Weighted average coupon rate on notes outstanding	—	4.61%
Fair value of debt outstanding	—	35,197

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

Troms Offshore Debt

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.22%). As of March 31, 2016, $30 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in January 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.21%). As of March 31, 2016, $27 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at March 31 is as follows:

(In thousands)	March 31, 2016	March 31, 2015
May 2015 notes (A)
Amount outstanding	$30,033	—
Fair value of debt outstanding (Level 2)	30,062	—
March 2015 notes (A)
Amount outstanding	$27,030	29,488
Fair value of debt outstanding (Level 2)	27,027	29,501

(A)	Note requires semi-annual principal payments.

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

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at March 31 and their U.S. dollar equivalents are as follows:

(In thousands)	March 31, 2016	March 31, 2015
3.81% January 2014 notes (A):
NOK denominated	250,000	275,000
U.S. dollar equivalent	$30,207	34,234
Fair value in U.S. dollar equivalent (Level 2)	30,199	34,226
5.38% May 2012 notes (A):
NOK denominated	144,840	161,880
U.S. dollar equivalent	$17,500	20,152
Fair value in U.S. dollar equivalent (Level 2)	17,479	19,924
Variable rate borrowings:
June 2013 borrowing agreement (B)
NOK denominated	—	25,000
U.S. dollar equivalent	$—	3,112
May 2012 borrowing agreement (B)
NOK denominated	—	20,000
U.S. dollar equivalent	$—	2,490

(A)	Note requires semi-annual principal payments.
(B)	Fair values approximate carrying values because the borrowings bear interest at variable rates. The notes were repaid in fiscal 2016.

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

For additional disclosure regarding the company’s debt, refer to Note (6) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Interest and debt costs incurred, net of interest capitalized	$53,752	50,029	43,814
Interest costs capitalized	10,451	13,673	11,497
Total interest and debt costs	$64,203	63,702	55,311

Total interest and debt costs incurred in fiscal 2016 were slightly higher than fiscal 2015 due primarily to increased average borrowings in fiscal 2016.

Total interest and debt costs incurred during fiscal 2015 were higher than those incurred during fiscal 2014 due primarily to a full fiscal year of interest charges related to the 300 million NOK borrowing agreement which was funded in January of 2014 and increased revolver borrowings during fiscal 2015.

Share Repurchases

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s share repurchase programs for the years ended March 31, 2016, 2015 and 2014.

Dividends

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s dividends declared for the years ended March 31, 2016, 2015 and 2014.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the years ended March 31, is as follows:

(In thousands)	2016	Change	2015	Change	2014
Net earnings (loss)	$(160,376)	(95,027)	(65,349)	(205,604)	140,255
Depreciation and amortization	182,309	7,105	175,204	7,724	167,480
Benefit for deferred income taxes	(6,796)	65,593	(72,389)	(37,680)	(34,709)
Gain on asset dispositions, net	(26,037)	(2,241)	(23,796)	(2,733)	(21,063)
Asset impairments	117,311	102,786	14,525	5,184	9,341
Goodwill impairment	—	(283,699)	283,699	227,416	56,283
Changes in operating assets and liabilities	19,337	102,348	(83,011)	(127,174)	44,163
Changes in due to/from affiliate, net	84,084	(24,504)	108,588	369,263	(260,675)
Other non-cash items	43,528	22,286	21,242	17,700	3,542
Net cash provided by operating activities	$253,360	(105,353)	358,713	254,096	104,617

Cash flows from operations decreased 29%, or $105.4 million, to $253.4 million, during fiscal year 2016 as compared to $358.7 million during fiscal year 2015 due to a $95 million increase in our net loss during fiscal 2016. Included in the net loss in fiscal 2016 is $117.3 million of non-cash asset impairment charges.  Included in the net loss in fiscal 2015 is $298.2 million of non-cash impairment charges, including $14.5 million in asset impairment charges and a goodwill impairment charge of $283.7 million. The combined year-to-year net change in non-cash impairment charges was $180.9 million. Before impairment charges, earnings (loss) before income taxes for fiscal 2016 and fiscal 2015 was ($22.2) million and $231.8 million, respectively, or a decrease of 110%, or $254 million. Income tax (benefit) expense in fiscal 2016 and fiscal 2015 was respectively $20.8 million and ($1.1) million, an increase in tax expense of $21.9 million. The net loss before income taxes and impairment charges in fiscal 2016 as compared to earnings before income taxes and impairment charges in fiscal 2015 is primarily due to lower revenues caused by the decline in offshore oil and gas exploration and drilling activity levels.

Additionally, the net reduction in the due to/from affiliate balance in fiscal 2016 was $24.5 million less than the net reduction in the due to/from affiliate balance in fiscal 2015 (though net cash provided by operating activities in fiscal 2016 and fiscal 2015 respectively reflect a net reduction in the due to/from affiliate balance of $84.1 million and 108.6 million), primarily attributable to cash collections received from and growth in amounts due to our Angolan joint venture operation which is included within our Sub-Saharan Africa/Europe segment. For additional disclosure regarding the Sonatide Joint Venture, refer to Part I, Item 1, of this Annual Report on Form 10-K. These decreases were partially offset by a $102.3 million increase in cash flow from operating assets and liabilities primarily due, in part, to the reduction of receivables as compared to fiscal 2015 as a result of lower of revenues.

Cash flows from operations increased $254.1 million, or 243%, to $358.7 million, during fiscal 2015 as compared to $104.6 million during fiscal 2014, due primarily to a reversal in fiscal 2015 of the significant growth during fiscal 2014 in the net due to/from affiliate balance. These increases were partially offset by a $127.2 million decrease in cash flow from changes in operating assets and liabilities (primarily due to the increase in trade receivables of $43.5 million and the decrease in accounts payable and accrued expenses of $34.4 million), and a decrease in the benefit for deferred income taxes. The decrease in due to/from affiliate is attributable to improved collections from our Angolan operation and growth in the due to affiliate balance, which is included within our Sub-Saharan Africa/Europe segment.

Investing Activities

Net cash used in investing activities for the years ended March 31, is as follows:

(In thousands)	2016	Change	2015	Change	2014
Proceeds from sales of assets	$10,690	2,380	8,310	(43,020)	51,330
Proceeds from sale/leaseback of assets	—	(123,950)	123,950	(146,625)	270,575
Additions to properties and equipment	(194,485)	169,709	(364,194)	230,501	(594,695)
Refunds from cancelled vessel construction contracts	46,119	46,119	—	—	—
Payments for acquisition, net of cash acquired	—	—	—	127,737	(127,737)
Other	2,680	2,164	516	3,674	(3,158)
Net cash used in investing activities	$(134,996)	96,422	(231,418)	172,267	(403,685)

Investing activities for fiscal year 2016 used $135 million of cash, which is primarily attributed to $194.5 million of additions to properties and equipment, net of $46.1 million of refunds received from a shipyard related to vessel contracts which were cancelled due to late delivery. See “Vessels and Other Commitments” under Note (12) in the Notes to the Financial Statements for additional information regarding the cancelled vessel construction contracts. Additions to properties and equipment included $15.1 million in capitalized upgrades to existing vessels and equipment, $177.8 million for the construction of offshore support vessels, and $1.6 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the years ended March 31, is as follows:

(In thousands)	2016	Change	2015	Change	2014
Principal payments on long-term debt	$(136,843)	(39,020)	(97,823)	1,005,231	(1,103,054)
Debt borrowings	656,338	517,850	138,488	(1,326,874)	1,465,362
Debt issuance costs	(996)	(440)	(556)	4,791	(5,347)
Proceeds from exercise of stock options	—	(1,023)	1,023	(5,840)	6,863
Cash dividends	(35,388)	13,446	(48,834)	982	(49,816)
Excess tax (liability) benefit on stock options exercised	(1,605)	179	(1,784)	(2,083)	299
Cash contributions from noncontrolling interests, net	—	(399)	399	(4,152)	4,551
Repurchases of common stock	—	99,999	(99,999)	(99,999)	—
Net cash provided by (used in) financing activities	$481,506	590,592	(109,086)	(427,944)	318,858

Financing activities for fiscal year 2016 provided $481.5 million of cash, primarily due to $600 million of revolver borrowings (the proceeds from which were included in $678.4 million of cash and cash equivalents at March 31, 2016) and $31.3 million of borrowings related to our wholly-owned Norwegian subsidiary. These amounts were partially offset by $136.8 million of principal payments on debt which consisted of $77.5 million of payments on senior notes, $45 million of payments on the revolving line of credit and $14.3 million of scheduled semiannual principal payments on the debt of our wholly-owned Norwegian subsidiary as well as the payment of common stock dividends of $0.25 per common share during the first three quarters of fiscal 2016.

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

Other Liquidity Matters

At March 31, 2016, the company had approximately $678.4 million of cash and cash equivalents, of which $669.8 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences.

Vessel Construction.   The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining six vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and available cash in order to complete the fleet renewal and modernization program.

Further discussions of our vessel construction, acquisition and replacement program, including the various settlement agreements with certain international shipyards relating to the construction of vessels, are disclosed in the “Our Global Vessel Fleet and Vessel Construction, Acquisition and Replacement Program” section of Item 1, the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of this Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

United Kingdom Pension Funds. In July 2013, a subsidiary of the company that was a participating employer in two industry-wide multi-employer retirement funds in the United Kingdom known as the Merchant Navy Officers Pension Fund (MNOPF) and the Merchant Navy Ratings Pension Fund (MNRPF) was placed into administration in the United Kingdom. In December 2013, the administration was converted to a liquidation. Further details regarding these issues were previously reported by the company in prior filings.

The final meeting of creditors in the liquidation took place in February 2016 and the liquidation was formally concluded.  The company believes that the liquidation resolved the company’s participation in both the MNOPF and the MNRPF. The resolution of these issues did not have a material effect on the consolidated financial statements.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $43.1 million as of March 31, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $41.4 million as of March 31, 2016) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $35.4 million as of March 31, 2016) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $8 million as of March 31, 2016) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Repairs to U.S. Flag Vessels Operating Abroad.  Near the end of fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flag vessels while they were working outside of the U.S.  When a U.S. flag vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flag vessel while it is outside of the U.S. are subject to declaration and entry with U.S. Customs and Boarder Protection (“CBP”) and are subject to 50% vessel repair duty.  Certain foreign purchases for or repairs to U.S. flag vessels are to be declared and reported to CBP upon such vessel’s arrival in the U.S.  During our examination of our most recent filings with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duty and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flag vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances.  To the extent that further evaluation requires us to file amended entries for additional vessels, we do not yet know the magnitude of any duties, civil penalties, fines or interest associated with amending the entries for these vessels.  It is also possible that CBP may seek to impose civil penalties, fines or interest in connection with amended forms already submitted.

Legal Proceedings

Nigeria Marketing Agent Litigation

In October 2012, Tidewater Inc. notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $16 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. The damages award associated with that tortious interference will be determined at a second court hearing likely to occur in the June quarter of fiscal 2017. Once the damages are assessed, the company will seek to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding more slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($16.8 million as of March 31, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $65.7 million as of March 31, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $37.3 million as of March 31, 2016.  Enforcement of the balance of the award ($28.4 million as of March 31, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year.  Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of March 31, 2016.

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

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2016 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods. Long-term debt obligations are shown below according to their stated maturities. All of our long-term obligations are shown as a current liability in our consolidated balance sheet as of March 31, 2016 as a result of an event of default in various borrowing agreements caused by our failure to receive an audit opinion not subject to a going concern explanatory paragraph from our independent certified public accountants (which has been waived oly until August 14, 2016). Refer to the “Status of Discussions with Lenders and Noteholders / Audit Opinion” discussion included in Liquidity, Capital Resources and Other Matters in Part II, Item 7 of this Annual Report on Form 10-K.

(In thousands)	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	More Than 5 Years
Long-term debt obligations:
Term loan	$300,000	—	—	—	300,000	—	—
Term loan interest	19,090	5,880	5,880	5,880	1,450	—	—
Revolver loan	600,000	—	—	—	600,000	—	—
Revolver loan interest	38,339	11,809	11,809	11,809	2,912	—	—
September 2013 senior notes	500,000	—	—	—	—	123,000	377,000
September 2013 senior notes interest	182,812	24,318	24,318	24,318	24,318	22,353	63,187
August 2011 senior notes	165,000	—	—	50,000	—	—	115,000
August 2011 senior notes interest	31,733	7,301	7,301	5,271	5,271	5,271	1,318
September 2010 senior notes	382,500	—	69,500	50,000	50,000	165,000	48,000
September 2010 senior notes interest	69,021	16,647	15,967	13,406	11,311	7,818	3,872
Troms debt	104,770	10,148	10,148	10,148	10,148	10,148	54,030
Troms debt interest	24,766	4,449	4,003	3,558	3,112	2,666	6,978
Total long-term debt obligations:	2,418,031	80,552	148,926	174,390	1,008,522	336,256	669,385
Operating lease obligations:
Operating leases	14,833	3,705	2,656	2,087	1,784	1,464	3,137
Bareboat charter leases	206,413	30,364	33,090	35,034	37,016	31,573	39,336
Total operating lease obligations:	221,246	34,069	35,746	37,121	38,800	33,037	42,473
Purchase obligations:
Vessel construction obligations (A)	67,516	62,626	4,890	—	—	—	—
Total purchase obligations	67,516	62,626	4,890	—	—	—	—
Other long-term obligations
Uncertain tax positions (B)	12,846	4,127	2,509	2,673	1,781	1,639	117
Pension and post-retirement obligations	75,309	6,762	7,401	7,149	8,118	7,471	38,408
Total other long-term obligations	88,155	10,889	9,910	9,822	9,899	9,110	38,525
Total obligations	$2,794,948	188,136	199,472	221,333	1,057,221	378,403	750,383

(A)

Additional information regarding our vessel construction, acquisition and replacement program, including the various settlement agreements with certain international shipyards relating to the construction of vessels, is disclosed in the “Our Global Vessel Fleet and Vessel Construction, Acquisition and Replacement Program” section of Item 1, the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of this Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2016, the company had $38.8 million of outstanding standby letters of credit, surety bonds and performance bonds. These obligations are geographically concentrated in Mexico.

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

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2014:

Fiscal 2014 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in Years	Purchase Option Percentage	Purchase Option at at end of:
Second	2	$65,550	$34,325	$31,225	7	55%	6th Year
Third	4	141,900	105,649	36,251	7 – 9	54 - 68%	6th or 8th Year
Fourth	4	63,305	32,845	30,460	7 – 10	53 - 59%	6th or 9th Year
	10	$270,755	$172,819	$97,936

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

Future Minimum Lease Payments

As of March 31, 2015, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
2017	$9,485	20,879	30,364
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$71,687	134,726	206,413

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

During the quarter ended December, 31, 2013 the company performed its annual goodwill impairment assessment and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. At the time of the December 2013 goodwill impairment assessment, the Asia/Pacific region continued to be challenged with excess vessel capacity as a result of the significant number of vessels that had been built in this region over the previous 10 years. These additional newbuilds had not been met by a commensurate increase in exploration, development or other activity within the region. In recent years, the company has disposed of older vessels that had worked in the region and transferred vessels out of the region to other regions where market opportunities were more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

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

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company estimates the fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, to the carrying value of each asset group in order to determine if impairment exists. If an asset group fails the undiscounted cash flow test, management derives the fair value of the asset group by estimating the fair value for each vessel in the group, considering items such as age, vessel class supply and demand, and recent sales of similar vessels among other factors and for more significant vessel carrying values we may obtain third-party appraisals for use by management in determining a vessel’s fair value.  If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

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

Income Taxes

The asset-liability method is used for determining the company’s income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. In addition, the company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for tax and accounting purposes.

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

Drydocking Costs

The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require certification inspections twice in every five year period, and the company schedules major repairs and maintenance, including time the vessel will be in a dry dock, when it is anticipated that the work can be performed. While the actual length of time between drydockings and major repairs and maintenance can vary, in the case of major repairs incurred after a vessel’s original estimated useful life, we use a 30 month amortization period for these costs as an average time between the required certifications. The company’s net earnings can fluctuate quarter to quarter due to the timing and relative cost of scheduled drydockings.

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

Pension and Other Postretirement Benefits

The company sponsors a defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The accounting for these plans is subject to guidance regarding employers’ accounting for pensions and employers’ accounting for postretirement benefits other than pensions. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions, of which the discount rates used to measure future obligations, expenses and expected long-term return on plan assets are most critical. Less critical assumptions, such as, the rate of compensation increases, retirement ages, mortality rates, health care cost trends, and other assumptions, could also have a significant impact on the amounts reported. The company’s pension costs consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and, in part, on a market-related valuation of assets. The company considers a number of factors in developing its pension assumptions, which are evaluated at least annually, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

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

At March 31, 2016, the company had a $300 million outstanding term loan borrowings and $600 million of revolver borrowings. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.7% percent (1.5% margin plus 0.2% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300 million term loan and $600 million revolver at March 31, 2016 would change the company’s interest costs by approximately $9 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of Item 7 of this Annual Report on Form 10-K for a discussion on the company’s outstanding senior notes debt.

Because the existing terms on senior notes outstanding at March 31, 2016 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of March 31, 2016, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	342,746	324,676	362,134
August 2011	165,000	127,148	122,435	132,090
September 2010	382,500	302,832	293,097	313,449
Total	$1,047,500	772,726	740,208	807,673

Troms Offshore Debt

Troms Offshore had 394.8 million NOK, or $47.7 million, as well as $57.1 million of U.S. denominated outstanding fixed rate debt at March 31, 2016. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of March 31, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$104,770	104,767	100,263	109,591

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

As of March 31, 2016, Sonatide maintained the equivalent of approximately $119 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During fiscal year 2016, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $49.2 million, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $24.1 million, through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had two outstanding foreign exchange spot contracts at March 31, 2016, which had a notional value of $1.4 million and were settled April 1, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and were settled April 1, 2015.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge a portion of the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between July 1, 2016 and November 10, 2016. The combined change in fair value of the outstanding forward contracts was $0.1 million, which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2016, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company did not have any forward contracts outstanding at March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2016 about the company’s equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders	1,777,124		$31.73	323,988	(1)
Equity compensation plans not approved by stockholders	—		—	—
Balance at March 31, 2016	1,777,124	(2)	$31.73	323,988

(1)

As of March 31, 2016, all such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2014 Stock Incentive Plan and 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of
March 31, 2016, these shares would represent 3.6% of the then total outstanding common shares of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the 2016 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2016.

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

10.2

Amendment No. 1, dated May 26, 2015, to Fourth Amended and Restated Credit Agreement, among Tidewater Inc. and its domestic subsidiaries, Bank of America, N.A., as Administrative Agent and Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., DNB Capital LLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Whitney Bank, Santander Bank, N.A., Regions Bank, Amegy Bank, N.A., Northern Trust Company, and Standard Chartered Bank, as Lenders (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-6311).

10.3

Series A and B Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.4

Series C Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.5+	Tidewater Inc. 2006 Stock Incentive Plan effective July 20, 2006 (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

10.6+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.7+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.8+

Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-6311).

10.9+

Second Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on From 10-Q for the quarter ended September 30, 2014, File No. 1-6311).

10.10+

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

10.12+

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

10.14+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.15+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.16+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2016 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-6311).

10.17+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2016 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-6311).

10.18+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.19+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.20+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.21+

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

10.23+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.24+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.29 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.25+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.26+

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

10.30+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.31+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on December August 12, 2015, File No. 1-6311).

10.33+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.34+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.35+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.36+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.37+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.38+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards) (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.39+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311).

10.40+

Form of Incentive Agreement under the Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.41+	Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.42+

Form of Officer Agreement under the Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.43+

Amendment Number Five to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

10.44+

Tidewater Inc. Directors Restricted Stock Unit Program (filed with the Commission as Exhibit 10.2 to the company’s to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2016.

TIDEWATER INC.
(Registrant)

By:	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 26, 2016.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of March 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2016, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2016 of the Company and our report dated May 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding certain conditions that give rise to substantial doubt about the entity’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Tidewater will continue as a going concern. As discussed in Note 2, the company is in process of negotiating with lenders to cure an expected covenant violation and events of default. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 26, 2016

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and 2015
(In thousands, except share and par value data)
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$678,438	78,568
Trade and other receivables, less allowance for doubtful accounts of $11,450 in 2016 and $37,634 in 2015	228,113	303,096
Due from affiliate	338,595	420,365
Marine operating supplies	33,413	49,005
Other current assets	44,755	17,781
Total current assets	1,323,314	868,815
Investments in, at equity, and advances to unconsolidated companies	37,502	65,844
Properties and equipment:
Vessels and related equipment	4,666,749	4,717,132
Other properties and equipment	92,065	119,879
	4,758,814	4,837,011
Less accumulated depreciation and amortization	1,207,523	1,090,704
Net properties and equipment	3,551,291	3,746,307
Other assets	78,440	75,196
Total assets	$4,990,547	4,756,162

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,130	54,011
Accrued expenses	91,611	146,255
Due to affiliate	187,971	185,657
Accrued property and liability losses	3,321	3,669
Current portion of long-term debt	2,052,270	10,181
Other current liabilities	74,825	82,461
Total current liabilities	2,459,128	482,234
Long-term debt	—	1,524,295
Deferred income taxes	34,841	23,276
Accrued property and liability losses	9,478	10,534
Other liabilities and deferred credits	181,546	235,108

Commitments and Contingencies (Note 12)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,067,715 shares at March 31, 2016 and 47,029,359 shares at March 31, 2015	4,707	4,703
Additional paid-in capital	166,604	159,940
Retained earnings	2,135,075	2,330,223
Accumulated other comprehensive loss	(6,866)	(20,378)
Total stockholders’ equity	2,299,520	2,474,488
Noncontrolling interests	6,034	6,227
Total equity	2,305,554	2,480,715
Total liabilities and equity	$4,990,547	4,756,162

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2016, 2015, and 2014
(In thousands, except share and per share data)	2016	2015	2014
Revenues:
Vessel revenues	$955,400	1,468,358	1,418,461
Other operating revenues	23,662	27,159	16,642
	979,062	1,495,517	1,435,103
Costs and expenses:
Vessel operating costs	561,133	834,368	795,890
Costs of other operating revenues	18,811	26,505	15,745
General and administrative	153,811	189,819	187,976
Vessel operating leases	33,662	28,322	21,910
Depreciation and amortization	182,309	175,204	167,480
Gain on asset dispositions, net	(26,037)	(23,796)	(21,063)
Asset impairments	117,311	14,525	9,341
Goodwill impairment	—	283,699	56,283
Restructuring charge	7,586	4,052	—
	1,048,586	1,532,698	1,233,562
Operating income (loss)	(69,524)	(37,181)	201,541
Other income (expenses):
Foreign exchange gain (loss)	(5,403)	8,678	1,541
Equity in net earnings (losses) of unconsolidated companies	(13,581)	10,179	15,801
Interest income and other, net	2,703	1,927	2,123
Loss on early extinguishment of debt	—	—	(4,144)
Interest and other debt costs, net	(53,752)	(50,029)	(43,814)
	(70,033)	(29,245)	(28,493)
Earnings (loss) before income taxes	(139,557)	(66,426)	173,048
Income tax (benefit) expense	20,819	(1,077)	32,793
Net earnings (loss)	$(160,376)	(65,349)	140,255
Less: Net losses attributable to noncontrolling interests	(193)	(159)	—
Net earnings (loss) attributable to Tidewater Inc.	$(160,183)	(65,190)	140,255
Basic (loss) earnings per common share	$(3.41)	(1.34)	2.84
Diluted (loss) earnings per common share	$(3.41)	(1.34)	2.82
Weighted average common shares outstanding	46,981,102	48,658,840	49,392,749
Dilutive effect of stock options and restricted stock	—	—	287,365
Adjusted weighted average common shares	46,981,102	48,658,840	49,680,114

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	2016	2015	2014
Net (loss) earnings	$(160,376)	(65,349)	140,255
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of ($239), $0 and $115, respectively	(443)	143	213
Amortization of loss on derivative contract, net of tax of $77, $0 and $251, respectively	143	717	466
Change in supplemental executive retirement plan pension liability, net of tax of $1,264, $0 and $409, respectively	2,347	(1,845)	760
Change in pension plan minimum liability, net of tax of $1,093, $0 and $763, respectively	2,029	(5,739)	1,417
Change in other benefit plan minimum liability, net of tax of $5,081, ($769) and $1,109, respectively	9,436	(1,429)	2,060
Total comprehensive (loss) income	$(146,864)	(73,502)	145,171

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended March 31, 2016, 2015 and 2014 (In thousands)	Common stock	Additional paid- in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	—	2,561,756
Total comprehensive income	—	—	140,255	4,916	—	145,171
Stock option activity	20	9,445	—	—	—	9,465
Cash dividends declared ($1.00 per share)	—	—	(49,973)	—	—	(49,973)
Amortization of restricted stock units	10	9,923	—	—	—	9,933
Amortization/cancellation of restricted stock	(6)	3,038	—	—	—	3,032
Noncontrolling interests	—	—	—	—	5,987	5,987
Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive loss	—	—	(65,190)	(8,153)	(159)	(73,502)
Stock option activity	3	(691)	—	—	—	(688)
Cash dividends declared ($1.00 per share)	—	—	(49,127)	—	—	(49,127)
Retirement of common stock	(284)	—	(99,715)	—	—	(99,999)
Amortization of restricted stock units	17	15,270	—	—	—	15,287
Amortization/cancellation of restricted stock	(6)	2,980	—	—	—	2,974
Cash received from noncontrolling interests, net	—	—	—	—	399	399
Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(160,183)	13,512	(193)	(146,864)
Stock option activity	—	(278)	—	—	—	(278)
Cash dividends declared ($.75 per share)	—	—	(34,965)	—	—	(34,965)
Amortization of restricted stock units	11	6,463	—	—	—	6,474
Amortization/cancellation of restricted stock	(7)	479	—	—	—	472
Balance at March 31, 2016	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2016, 2015 and 2014
(In thousands)	2016	2015	2014
Operating activities:
Net (loss) earnings	$(160,376)	(65,349)	140,255
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	182,309	175,204	167,480
Benefit for deferred income taxes	(6,796)	(72,389)	(34,709)
Gain on asset dispositions, net	(26,037)	(23,796)	(21,063)
Asset impairments	117,311	14,525	9,341
Goodwill impairment	—	283,699	56,283
Equity in earnings (losses) of unconsolidated companies, net of dividends	28,704	(1,916)	(15,801)
Compensation expense – stock based	13,219	21,374	19,642
Excess tax (benefit) liability on stock options exercised	1,605	1,784	(299)
Changes in assets and liabilities, net:
Trade and other receivables	71,540	(43,537)	13,485
Changes in due to/from affiliate, net	84,084	108,588	(260,675)
Marine operating supplies	13,672	6,148	5,715
Other current assets	5,976	2,794	(7,600)
Accounts payable	(4,881)	(22,989)	(1,395)
Accrued expenses	(53,143)	(11,435)	34,458
Accrued property and liability losses	(348)	38	(429)
Other current liabilities	(15,578)	118	10,373
Other liabilities and deferred credits	231	4,875	(11,842)
Other, net	1,868	(19,023)	1,398
Net cash provided by operating activities	253,360	358,713	104,617
Cash flows from investing activities:
Proceeds from sales of assets	10,690	8,310	51,330
Proceeds from sale/leaseback of assets	—	123,950	270,575
Additions to properties and equipment	(194,485)	(364,194)	(594,695)
Refunds from cancelled vessel construction contracts	46,119	—	—
Payments for acquisition, net of cash acquired	—	—	(127,737)
Other	2,680	516	(3,158)
Net cash used in investing activities	(134,996)	(231,418)	(403,685)
Cash flows from financing activities:
Debt issuance costs	(996)	(556)	(5,347)
Principal payments on long-term debt	(136,843)	(97,823)	(1,103,054)
Debt borrowings	656,338	138,488	1,465,362
Proceeds from exercise of stock options	—	1,023	6,863
Cash dividends	(35,388)	(48,834)	(49,816)
Excess tax benefit (liability) on stock options exercised	(1,605)	(1,784)	299
Cash contributions from noncontrolling interests, net	—	399	4,551
Repurchases of common stock	—	(99,999)	—
Net cash (used in) provided by financing activities	481,506	(109,086)	318,858
Net change in cash and cash equivalents	599,870	18,209	19,790
Cash and cash equivalents at beginning of year	78,568	60,359	40,569
Cash and cash equivalents at end of year	$678,438	78,568	60,359
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$50,729	49,390	34,190
Income taxes	$51,585	74,310	59,266
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$—	2,068	5,751

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for doubtful accounts, useful lives of property and equipment, valuation of goodwill, income tax provisions, impairments, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

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

Net Properties and Equipment

The following is a summary of net properties and equipment at March 31:

	2016		2015
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	180	$2,510,418	242	$3,310,476
Stacked vessels	73	794,126	21	38,489
Marine equipment and other assets under construction		185,380		315,552
Other property and equipment (A)		61,367		81,790
Totals	253	$3,551,291	263	$3,746,307

(A)	Other property and equipment includes eight remotely operated vehicles.

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2016 and 2015 have an average age of 12.5 and 20.7 years, respectively.

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

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company estimates the fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, to the carrying value of each asset group in order to determine if impairment exists. If an asset group fails the undiscounted cash flow test, management derives the fair value of the asset group by estimating the fair value for each vessel in the group, considering items such as age, vessel class supply and demand, and recent sales of similar vessels among other factors and for vessels with more significant carrying values we may obtain third-party appraisals for use by management in determining a vessel’s fair value.  If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels not expected to return to active service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. For vessels with more significant carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates. The company records an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. Refer to Note (19) for a discussion on asset impairments.

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

(In thousands)	2016	2015
Accrued property and liability losses	$12,799	14,203

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

Concentrations of Credit Risk

The company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade and other receivables from a variety of domestic, international and national energy companies, including reinsurance companies for recoverable insurance losses. The company manages its exposure to risk by performing ongoing credit evaluations of its customers’ financial condition and may at times require prepayments or other forms of collateral. The company maintains an allowance for doubtful accounts for potential losses based on expected collectability and does not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on the company’s financial position, results of operations, or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new guidance is effective for the company in the first quarter of fiscal year 2020 and will be applied on a modified retrospective basis beginning with the earliest period presented. The company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. No prior periods would be retrospectively adjusted. The new guidance is effective for the company in the first quarter of fiscal year 2018. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. In July 2015, the FASB permitted early adoption and deferred the effective date of this guidance one year, therefore, it will be effective for the company in the first quarter of fiscal 2019 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. The company is evaluating the impact of the implementation of this new guidance on its consolidated financial statements and disclosures.

(2)STATUS OF DISCUSSIONS WITH LENDERS AND NOTEHOLDERS / AUDIT OPINION

The decrease in oil and gas prices that began in the second half of fiscal 2015 and continued throughout fiscal 2016 has led to materially lower levels of spending for offshore exploration and development by our customers globally. In addition, newly constructed vessels have been delivered over the last several years, exacerbating weak vessel utilization. With reduced demand for offshore support vessels along with increased supply, the company has experienced a significant decline in the utilization of its vessels, average day rates received and vessel revenue. The company has implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore vessel support market and business outlook, has taken other steps to improve its financial position and liquidity.

At March 31, 2016, the company was in compliance with all financial covenants set forth in its debt facilities and note indentures; however, we are forecasting that, as early as the quarter ending June 30, 2016, the company may no longer be in compliance with the 3.0x minimum interest coverage ratio requirement contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note

Agreement”). In the event of a covenant violation, which could occur as early as mid-August 2016 (when we are required to certify that the interest coverage ratio has been met for the first fiscal quarter ending June 30, 2016), the lenders and/or the noteholders could declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default. Please refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the company’s outstanding debt.

Given that we expect that during fiscal 2017 we will not meet the 3.0x minimum interest coverage ratio requirement set forth in the Bank Loan Agreement, the Troms Offshore Debt and the 2013 Note Agreement, which could result in the acceleration of the debt under these agreements and the company’s other Senior Notes, the report of the company's independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “audit opinion”) contains an explanatory paragraph regarding our ability to continue as a going concern.  Such going concern explanatory paragraph is required only because our internal forecast indicates that, within fiscal 2017, we may no longer be in compliance with the minimum interest coverage ratio requirement.

In addition, the Bank Loan Agreement and the Troms Offshore Debt require that the company receive an unqualified audit opinion from an independent certified public accountant which shall not be subject to a going concern or similar modification. The failure to receive an audit opinion without any modification, in and of itself, is an event of default under these agreements which would allow the lenders to accelerate the indebtedness thereunder, the effect of which would be to likewise cause all of the company’s Senior Notes to be in default. Subsequent to March 31, 2016, the company obtained limited waivers from the necessary lenders which waive the unqualified audit opinion requirement until August 14, 2016.

As a result of the event of default caused by our failure to receive an audit opinion with no modifications from our independent certified public accountants (which has been waived only until August 14, 2016), all of the company’s indebtedness (with the stated maturities as summarized in Note (5)) has been reclassified as a current liability in the accompanying consolidated balance sheet at March 31, 2016. The explanatory paragraph in the audit opinion discussed above also references the audit opinion-related event of default under various borrowing arrangements as an uncertainty that raises substantial doubt about the company’s ability to continue as a going concern.

The company is engaged in discussions with its principal lenders and noteholders to amend and/or waive the company’s 3.0x minimum interest coverage ratio covenant in advance of any such potential default occurring, with the goal of finalizing any amendments and/or waivers prior to the possible covenant breach.   Any such amendments and/or waivers would require successful negotiations with our bank group and noteholders, and may  require the company to make certain concessions under the existing agreements, such as providing collateral to secure the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, repaying all or a portion of the indebtedness outstanding under the revolving portion of the Bank Loan Agreement, accepting a reduction in total borrowing capacity under the revolving credit facility, paying a higher rate of interest, paying down a portion of the Troms Offshore Debt and/or Senior Notes, or some combination of the above. In addition, such amendments and/or waivers will need to address the audit opinion requirement of the Bank Loan Agreement and the Troms Offshore Debt (which, again, has been waived only until August 14, 2016). Obtaining the covenant relief will require the company to reach an agreement that satisfies potentially divergent interests of our lenders and noteholders.

If lenders or noteholders accelerate the company's outstanding indebtedness, the company’s multiple borrowings will become immediately payable (as a result of cross default provisions), and the company will not have sufficient liquidity to repay those accelerated amounts. If the company is unable to reach an agreement with lenders and noteholders to address the potential defaults, the company would likely seek reorganization under Chapter 11 of the federal bankruptcy laws, which could include a restructuring of the company’s various debt obligations.

The company’s consolidated financial statements as of and for the year ended March 31, 2016 have been prepared assuming the company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, for the above described reasons, indebtedness with the stated maturities as summarized in Note (5) is classified as a current liability at March 31, 2016.

(3)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies at March 31, were as follows:

(In thousands)	Percentage Ownership	2016	2015
Sonatide Marine, Ltd. (Angola)	49%	$37,141	63,893
DTDW Holdings, Ltd. (Nigeria)	40%	361	1,951
Investments in, at equity, and advances to unconsolidated companies		$37,502	65,844

(4)	INCOME TAXES

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

Earnings before income taxes derived from United States and non-U.S. operations for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Non-U.S.	$(85,346)	(38,282)	217,816
United States	(54,211)	(27,985)	(44,768)
	$(139,557)	(66,267)	173,048

Income tax expense (benefit) for the years ended March 31, consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2016
Current	$(13,335)	(92)	41,042	27,615
Deferred	(6,796)	—	—	(6,796)
	$(20,131)	(92)	41,042	20,819
2015
Current	$4,869	(9)	66,452	71,312
Deferred	(72,389)	—	—	(72,389)
	$(67,520)	(9)	66,452	(1,077)
2014
Current	$(602)	4	68,100	67,502
Deferred	(34,226)	—	(483)	(34,709)
	$(34,828)	4	67,617	32,793

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following for the years ended March 31:

(In thousands)	2016	2015	2014
Computed “expected” tax expense	$(48,845)	(23,193)	60,567
Increase (reduction) resulting from:
Foreign income taxed at different rates	90,779	(13,570)	(18,536)
Foreign tax credits not previously recognized	—	—	(483)
FIN 48	(3,259)	(1,703)	(276)
Expenses which are not deductible for tax purposes	191	472	720
Non-deductible goodwill	—	15,811	2,941
Reversal of basis difference – sale leaseback	—	—	(3,369)
Valuation allowance – deferred tax assets	(13,124)	17,829	(5,821)
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	(4,319)	(2,358)	(1,475)
Expenses which are not deductible for book purposes	—	(832)	(2,144)
Foreign taxes	(744)	5,688	—
State taxes	(60)	(6)	3
Other, net	200	785	666
	$20,819	(1,077)	32,793

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

The effective tax rate applicable to pre-tax earnings for the years ended March 31, is as follows:

	2016	2015	2014
Effective tax rate applicable to pre-tax earnings	(14.94%)	1.63%	18.95%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, is as follows:

(In thousands)	2016	2015
Deferred tax assets:
Accrued employee benefit plan costs	$19,705	21,874
Stock based compensation	6,780	8,731
Net operating loss and tax credit carryforwards	6,177	2,327
Other	5,548	3,901
Gross deferred tax assets	38,210	36,833
Less valuation allowance	(4,705)	(17,829)
Net deferred tax assets	33,505	19,004
Deferred tax liabilities:
Depreciation and amortization	(33,505)	(19,004)
Gross deferred tax liabilities	(33,505)	(19,004)
Net deferred tax assets (liabilities)	$—	—

Management assesses the available positive and negative evidence to estimate whether sufficient future U.S. taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for financial reporting purposes of domestic corporations that was incurred over the three-year periods ended March 31, 2016 and 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, a valuation allowance of $4.7 million as of March 31, 2016 and $17.8 million as of March 31, 2015 have been recorded against net deferred tax assets which are more likely than not to be unrealized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

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

The amount of foreign income that U.S. deferred taxes has not been recognized upon, as of March 31, is as follows:

(In thousands)	2016
Foreign income not recognized for U.S. deferred taxes	$2,439,297

The company has the following foreign tax credit carry-forwards that expire in 2022.

(In thousands)	2016
Foreign tax credit carry-forwards	$2,327

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes at March 31:

(In thousands)	2016	2015
Tax liabilities for uncertain tax positions	$13,046	16,305
Income tax payable	32,321	44,607

Included in the liability balances for uncertain tax positions above are $7.5 million of penalties and interest. The tax liabilities for uncertain tax positions are primarily attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which are not included in the liability for uncertain tax positions above as they have not been recognized in previous tax filings, and which would lower the effective tax rate if realized, at March 31, are as follows:

(In thousands)	2016
Unrecognized tax benefit related to state tax issues	$12,099
Interest receivable on unrecognized tax benefit related to state tax issues	40

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the liability for uncertain tax positions (but excluding related penalties and interest) for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Balance at April 1,	$19,698	20,066	14,868
Additions based on tax positions related to the current year	1,223	1,342	4,393
Additions based on tax positions related to prior years	—	—	2,217
Settlement and lapse of statute of limitations	(3,273)	(1,710)	(1,412)
Balance at March 31,	$17,648	19,698	20,066

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for years prior to 2008. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Excess tax benefits on stock benefit transactions	$(1,605)	(1,784)	301

(5)	INDEBTEDNESS

Please refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form
10-K for additional information regarding the company’s compliance with debt covenants and classification of all outstanding debt as a current liability.

Bank Loan Agreement

In May 2015, the company amended and extended its existing bank loan agreement. The amended bank loan agreement matures in June 2019 (the “Maturity Date”) and provides for a $900 million, five-year credit facility (“credit facility”) consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

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

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2016 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates). The company had no available capacity under the revolver at March 31, 2016 and $580 million available under the revolver at March 31, 2015.

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

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	7.4	8.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	342,746	516,879

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	4.6	5.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	127,148	167,910

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

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$382,500	425,000
Weighted average remaining life in years	4.1	4.6
Weighted average coupon rate on notes outstanding	4.35%	4.25%
Fair value of debt outstanding	302,832	431,296

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2016 and 2015, is an after-tax loss of $1.5 million ($2.4 million pre-tax), and $1.8 million ($2.6 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2016	2015
Aggregate debt outstanding	$—	35,000
Weighted average remaining life in years	—	0.3
Weighted average coupon rate on notes outstanding	—	4.61%
Fair value of debt outstanding	—	35,197

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

Troms Offshore Debt

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.22%). As of March 31, 2016, $30 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in January 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.21%). As of March 31, 2016, $27 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at March 31, is as follows:

(In thousands)	March 31, 2016	March 31, 2015
May 2015 notes (A)
Amount outstanding	$30,033	—
Fair value of debt outstanding (Level 2)	30,062	—
March 2015 notes (A)
Amount outstanding	$27,030	29,488
Fair value of debt outstanding (Level 2)	27,027	29,501

(A)	Note requires semi-annual principal payments.

In January 2014, Troms Offshore entered into a 300 million NOK, 12 year unsecured borrowing agreement which matures in January 2026 and is secured by a company guarantee. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%). As of March 31, 2016, 250 million NOK (approximately $30.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and to replace the vessel security with a company guarantee. As of March 31, 2016, 144.8 million NOK (approximately $17.5 million) is outstanding under this agreement.

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at March 31, and their U.S. dollar equivalents is as follows:

(In thousands)	March 31, 2016	March 31, 2015
3.81% January 2014 notes (A):
NOK denominated	250,000	275,000
U.S. dollar equivalent	$30,207	34,234
Fair value in U.S. dollar equivalent (Level 2)	30,199	34,226
5.38% May 2012 notes (A):
NOK denominated	144,840	161,880
U.S. dollar equivalent	$17,500	20,152
Fair value in U.S. dollar equivalent (Level 2)	17,479	19,924
Variable rate borrowings:
June 2013 borrowing agreement (B)
NOK denominated	—	25,000
U.S. dollar equivalent	$—	3,112
May 2012 borrowing agreement (B)
NOK denominated	—	20,000
U.S. dollar equivalent	$—	2,490

(A)	Note requires semi-annual principal payments.
(B)	Fair values approximate carrying values because the borrowings bear interest at variable rates. The notes were repaid in fiscal 2016.

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

Summary of Long-Term Debt Outstanding

The following table summarizes debt outstanding at March 31:

(In thousands)	2016	2015
4.61% July 2003 senior notes due fiscal 2016	$—	35,000
3.28% September 2010 senior notes due fiscal 2016	—	42,500
3.90% September 2010 senior notes due fiscal 2018	44,500	44,500
3.95% September 2010 senior notes due fiscal 2018	25,000	25,000
4.12% September 2010 senior notes due fiscal 2019	25,000	25,000
4.17% September 2010 senior notes due fiscal 2019	25,000	25,000
4.33% September 2010 senior notes due fiscal 2020	50,000	50,000
4.51% September 2010 senior notes due fiscal 2021	100,000	100,000
4.56% September 2010 senior notes due fiscal 2021	65,000	65,000
4.61% September 2010 senior notes due fiscal 2023	48,000	48,000
4.06% August 2011 senior notes due fiscal 2019	50,000	50,000
4.54% August 2011 senior notes due fiscal 2022	65,000	65,000
4.64% August 2011 senior notes due fiscal 2022	50,000	50,000
4.26% September 2013 senior notes due fiscal 2021	123,000	123,000
5.01% September 2013 senior notes due fiscal 2024	250,000	250,000
5.16% September 2013 senior notes due fiscal 2026	127,000	127,000
NOK denominated notes due fiscal 2025	17,500	20,152
NOK denominated notes due fiscal 2026	30,207	34,234
NOK denominated borrowing agreement due fiscal 2016	—	2,490
NOK denominated borrowing agreement due fiscal 2019	—	3,112
USD denominated notes due fiscal 2027	27,030	29,488
USD denominated notes due fiscal 2028	30,033	—
Bank term loan due fiscal 2020	300,000	300,000
Revolving line of credit due fiscal 2020	600,000	20,000
	$2,052,270	1,534,476
Less: Current maturities of long-term debt	2,052,270	10,181
Total long-term debt	$—	1,524,295

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Interest and debt costs incurred, net of interest capitalized	$53,752	50,029	43,814
Interest costs capitalized	10,451	13,673	11,497
Total interest and debt costs	$64,203	63,702	55,311

(6)    EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of March 31, 2016, approximately 37 active employees are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Active employees who previously accrued benefits under the pension plan continue to accrue benefits as participants in the company’s defined contribution retirement plan effective January 1, 2011. The transfer of employee benefits from a defined benefit pension plan to a defined contribution plan provided the company with more predictable retirement plan costs and cash flows. The company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have also been reduced. Losses associated with the curtailment of the pension plan were immaterial. No amounts were contributed to the defined benefit pension plan during fiscal 2016 and 2015. Management is working with its actuary to determine if a contribution will be necessary during fiscal 2017.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock) are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed $0.2 million to the supplemental plan during fiscal 2016 and did not contribute to the plan during 2015.

Investments held in a Rabbi Trust in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31:

(In thousands)	2016	2015
Investments held in Rabbi Trust	$8,811	9,915
Unrealized (loss) gains in carrying value of trust assets	(208)	235
Unrealized (loss) gains in carrying value of trust assets are net of income tax expense of	(168)	126
Obligations under the supplemental plan	25,072	25,510

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

Effective November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017.  The plan amendment resulted in an additional net periodic postretirement benefit of $1.4 million for the year ended March 31, 2016. The medical coverage remains unchanged for participants under age 65.

Investment Strategies

U.S. Pension Plan

The obligations of our pension plan are supported by assets held in a trust for the payment of benefits. The company is obligated to adequately fund the trust. For the pension plan assets, the company has the following primary investment objectives: (1) closely match the cash flows from the plan’s investments from interest payments and maturities with the payment obligations from the plan’s liabilities; (2) closely match the duration of plan assets with the duration of plan liabilities and (3) enhance the plan’s investment returns without taking on undue risk by industries, maturities or geographies of the underlying investment holdings.

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

Whereas fluctuating rates of return are characteristic of the securities markets, the investment objective of the supplemental plan is to achieve investment returns sufficient to meet the actuarial assumptions. This is defined as an investment return greater than the current actuarial discount rate assumption of 4.15%, which is subject to annual upward or downward revisions.

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

U.S. Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2016	Actual as of 2015
U.S. Pension plan:
Equity securities	—	—	—
Debt securities	100%	95%	95%
Cash and other	—	5%	5%
Total	100%	100%	100%
Supplemental plan:
Equity securities	65%	58%	58%
Debt securities	35%	39%	39%
Cash and other	—	3%	3%
Total	100%	100%	100%

Significant Concentration Risks

U.S. Plans

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2016, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

The pension plan assets are primarily invested in debt securities. In the event that plan assets exceed the estimated plan liabilities for the pension plan, up to two times the difference between the plan assets and plan liabilities may be invested in equity securities, and so long as equities do not exceed 15% of the market value of the assets. Investments in foreign securities are restricted to American Depository Receipts (ADR) and stocks listed on the U.S. stock exchanges and may not exceed 10% of the equity portfolio.

The current diversification policy for the supplemental plan sets forth that equity securities in any single industry sector shall not exceed 25% of the equity portfolio market value and shall not exceed 10% of the market value of the equity portfolio for equity holdings in any single corporation. Additionally, debt securities should be diversified between issuers within each sector with no one issuer comprising more than 10% of the aggregate fixed income portfolio, excluding issues of the U.S. Treasury or other federal agencies.

Fair Value of Pension Plans and Supplemental Plan Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.

The fair value hierarchy for the pension plans and supplemental plan assets measured at fair value as of March 31, 2016, are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Debt securities:
Government securities	$3,104	3,104	—	—	—
Collateralized mortgage securities	47	—	47	—	—
Corporate debt securities	48,378	—	48,378	—	—
Foreign debt securities	1,499	—	1,499	—	—
Cash and cash equivalents	2,247	346	1,901	—	—
Other	1,077	64	1,013	—	—
Total	$56,352	3,514	52,838	—	—
Accrued income	822	822	—	—	—
Total fair value of plan assets	$57,174	4,336	52,838	—	—
Supplemental plan measured at fair value:
Equity securities:
Common stock	$3,290	3,290	—	—	—
Foreign stock	159	159	—	—	—
American depository receipts	1,311	1,311	—	—	—
Preferred American depository receipts	13	13	—	—	—
Real estate investment trusts	61	61	—	—	—
Debt securities:
Government debt securities	1,711	972	739	—	—
Open ended mutual funds	1,663	—	—	—	1,663
Cash and cash equivalents	343	13	282	—	48
Total	$8,551	5,819	1,021	—	1,711
Other pending transactions	260	291	(49)	—	18
Total fair value of plan assets	$8,811	6,110	972	—	1,729

The following table provides the fair value hierarchy for the pension plans and supplemental plan assets measured at fair value as of March 31, 2015:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Debt securities:
Government securities	$3,116	3,116	—	—	—
Collateralized mortgage securities	400	—	400	—	—
Corporate debt securities	51,758	—	51,758	—	—
Foreign debt securities	1,529	—	1,529	—	—
Cash and cash equivalents	1,816	—	1,816	—	—
Total	$58,619	3,116	55,503	—	—
Accrued income	866	866	—	—	—
Total fair value of plan assets	$59,485	3,982	55,503	—	—
Supplemental plan measured at fair value:
Equity securities:
Common stock	$3,859	3,859	—	—	—
Foreign stock	201	201	—	—	—
American depository receipts	1,685	1,685	—	—	—
Preferred American depository receipts	15	15	—	—	—
Real estate investment trusts	59	59	—	—	—
Debt securities:
Government debt securities	1,926	1,377	549	—	—
Open ended mutual funds	1,916	—	—	—	1,916
Cash and cash equivalents	377	72	261	—	44
Total	$10,038	7,268	810	—	1,960
Other pending transactions	(123)	(123)	—	—	—
Total fair value of plan assets	$9,915	7,145	810	—	1,960

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2016 and 2015 and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan, and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, are as follows:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$98,490	84,067	23,926	24,114
Service cost	1,372	825	212	273
Interest cost	3,781	3,873	584	904
Participant contributions	—	—	447	430
Acquisition	(440)	—	—	—
Plan amendment	—	—	(15,961)	—
Plan settlement	—	—	—	—
Benefits paid	(4,726)	(4,405)	(1,043)	(863)
Actuarial (gain) loss	(2,583)	11,948	(2,592)	(932)
Foreign currency exchange rate changes	(64)	—	—	—
Benefit obligation at end of year	95,830	96,308	5,573	23,926
Change in plan assets:
Fair value of plan assets at beginning of year	$60,854	56,896	—	—
Actual return	(6)	6,069	—	—
Expected return	43	—	—	—
Actuarial loss	(134)	—	—	—
Administrative expenses	(36)	—	—	—
Acquisition	(225)	—	—	—
Employer contributions	1,445	925	596	433
Participant contributions	—	—	447	430
Plan settlement	—	—	—	—
Benefits paid	(4,727)	(4,405)	(1,043)	(863)
Foreign currency exchange rate changes	(40)	—	—	—
Fair value of plan assets at end of year	57,174	59,485	—	—
Payroll tax unrecognized in benefit obligation at end of year	84	—	—	—
Unfunded status at end of year	$(38,740)	$(36,823)	$(5,573)	$(23,926)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(993)	(1,306)	(818)	(908)
Noncurrent liabilities	(37,747)	(35,517)	(4,755)	(23,018)
Net amount recognized	$(38,740)	(36,823)	(5,573)	(23,926)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2016	2015
Projected benefit obligation	$95,830	96,308
Accumulated benefit obligation	91,388	92,808

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In thousands)	2016	2015
Projected benefit obligation	$95,830	96,308
Accumulated benefit obligation	91,388	92,808
Fair value of plan assets	57,174	59,485

Net periodic benefit cost for the pension plans and the supplemental plan for the fiscal years ended March 31 include the following components:

(In thousands)	2016	2015	2014
Service cost	$1,371	825	790
Interest cost	3,781	3,873	3,581
Expected return on plan assets	(2,163)	(2,741)	(2,871)
Administrational expenses	36	—	—
Payroll tax of net pension costs	66	—	—
Amortization of prior service cost	36	50	50
Amortization of net actuarial losses	24	—	—
Recognized actuarial loss	2,269	988	1,103
Settlement (gain)	(245)	—	—
Net periodic pension cost	$5,175	2,995	2,653

Net periodic benefit cost for the postretirement health care and life insurance plan for the fiscal years ended March 31 include the following components:

(In thousands)	2016	2015	2014
Service cost	$212	273	405
Interest cost	584	904	1,048
Amortization of prior service cost	(2,996)	(2,032)	(2,032)
Recognized actuarial (gain)	(1,040)	(1,299)	(396)
Net periodic postretirement benefit	$(3,240)	(2,154)	(975)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the fiscal years ended March 31 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2016	2015	2016	2015
Change in benefit obligation
Net (gain) loss	$(343)	8,621	(2,592)	(932)
Settlement loss	—	—	—	—
Amortization of prior service (cost) credit	(36)	(50)	2,996	2,032
Amortization of net (loss) gain	(2,269)	(988)	1,040	1,299
Prior service (cost) credit arising during period	—	—	(15,961)	—
Total recognized in other comprehensive (income) loss, before tax	$(2,648)	7,583	(14,517)	2,399
Net of tax	(1,721)	7,583	(9,436)	1,559

Amounts recognized as a component of accumulated other comprehensive income (loss) as of March 31, 2016 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (loss) gain	$(19,169)	8,172
Unrecognized prior service credit (cost)	—	17,553
Pre-tax amount included in accumulated other comprehensive (loss) income	$(19,169)	25,725

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (loss) gain	$(1,821)	1,072
Unrecognized prior service credit (cost)	—	4,346

Assumptions used to determine net benefit obligations for the fiscal years ended March 31, are as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.15%	4.00%	4.00%	4.00%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31, are as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.00%	4.75%	4.25%	4.00%	4.75%	4.25%
Expected long-term rate of return on assets	3.70%	5.00%	5.00%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligations at March 31, 2016, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2017	$5,944	818
2018	6,991	410
2019	6,733	416
2020	7,683	435
2021	7,050	421
2022 – 2026	36,480	1,928
Total 10-year estimated future benefit payments	$70,881	4,428

Health Care Cost Trends

The following table discloses the assumed health care cost trends used in measuring the accumulated postretirement benefit obligation and net periodic postretirement benefit cost at March 31, 2016 for pre-65 medical and prescription drug coverage and for post-65 medical coverage, including expected future trend rates.

	Pre-65	Post-65
Year ending March 31, 2016:
Accumulated postretirement benefit obligation	7.75%	6.90%
Net periodic postretirement benefit obligation	7.90%	6.90%
Ultimate health care cost trend	4.54%	4.50%
Ultimate year health care cost trend rate is achieved	2038	2029
Year ending March 31, 2017:
Net periodic postretirement benefit obligation	7.75%	6.90%

A one-percentage rate increase (decrease) in the assumed health care cost trend rates has the following effects on the accumulated postretirement benefit obligation as of March 31:

(In thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$250	(227)
Aggregate service and interest cost	119	(95)

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

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective January 1, 2016, the company matches, in cash, 50% of the first 8% of eligible compensation deferred by the employee. Prior to January 1, 2016, the company matched, with company stock, 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over five years.

The plan held the following number of shares of Tidewater common stock as of March 31:

	2016	2015
Number of shares of Tidewater common stock held by 401(k) plan	351,675	299,256

The amounts charged to expense related to the above defined contribution plans, for the fiscal years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Defined contribution plans expense, net of forfeitures	$3,443	4,216	3,854
Defined contribution plans forfeitures	202	52	82

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

The company also provides retirement benefits to its eligible non-U.S. citizen employees working outside their respective country of origin.

Effective December 1, 2015, the company amended its existing multinational savings plan to a self-directed multinational defined contribution retirement plan (multinational retirement plan). The company subsequently removed approximately $6.4 million of plan assets and liabilities from the other assets and other liabilities and deferred credits section of the condensed consolidated balance sheets. Non-U.S. citizen shore-based and certain offshore employees working outside their respective country of origin are eligible to participate in the multinational retirement plan provided the employees are not enrolled in any home country pension or retirement program.  Participants of the multinational retirement plan may contribute 1% to 50% of their base salary after the first month following hire or transfer to eligible positions. The company matches, in cash, 50% of the first 6% of eligible compensation deferred by the employee which vests over five years. The company does not anticipate its contribution expense for the multinational retirement plan will increase due to the amendment.

Prior to the amendment of this plan, participants could contribute 1% to 15% of their base salary and the company matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. This former plan’s company contributions vested over six years.

The amounts charged to expense related to the multinational retirement plan and multinational savings plan contributions, for the fiscal years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Multinational plan expense	$596	494	465

The company also has a defined benefit pension plan that covers certain Norway citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. As of March 31, 2016, approximately 146 active employees are covered by this plan. The company contributed a respective 3.8 million NOK and 4.8 million NOK (approximately $0.5 million and $0.6 million, respectively) to the defined benefit pension plan during fiscal 2016 and 2015. Management is working with its actuary to determine if a contribution will be necessary during fiscal 2017. The preceding fair value hierarchy tables and pension plan assets and obligations tables include the Norway pension plan.

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(7)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at March 31, is as follows:

(In thousands)	2016	2015
Deposits on vessel construction options (A)	$30,285	—
Deposits - general	8,076	7,381
Prepaid expenses	6,394	10,400
	$44,755	17,781

(A)	Refer to Note (12) for additional discussion regarding the vessels under construction with option agreements.

A summary of other assets at March 31, is as follows:

(In thousands)	2016	2015
Recoverable insurance losses	$9,412	10,468
Deferred income tax assets	33,505	19,004
Deferred finance charges – revolver	6,754	7,396
Savings plans and supplemental plan	14,472	23,208
Other	14,297	15,120
	$78,440	75,196

A summary of accrued expenses at March 31, is as follows:

(In thousands)	2016	2015
Payroll and related payables	$12,864	32,041
Commissions payable	7,193	8,282
Accrued vessel expenses	45,838	79,549
Accrued interest expense	15,120	14,514
Other accrued expenses	10,596	11,869
	$91,611	146,255

A summary of other current liabilities at March 31, is as follows:

(In thousands)	2016	2015
Taxes payable	$45,854	56,620
Deferred gain on vessel sales - current	23,798	25,057
Other	5,173	784
	$74,825	82,461

A summary of other liabilities and deferred credits at March 31, is as follows:

(In thousands)	2016	2015
Postretirement benefits liability	$4,755	23,018
Pension liabilities	41,690	41,279
Deferred gain on vessel sales	112,721	136,238
Other	22,380	34,573
	$181,546	235,108

(8)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

The company’s employee stock option, restricted stock awards, restricted stock units (that settle in Tidewater common stock), phantom stock, and cash-based performance unit plans, are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its stock-based compensation and incentive plans are critical to its operations and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock. The restricted stock and stock unit awards include performance shares.

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

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants at March 31, are as follows:

	2016	2015
Shares of common stock reserved for issuance under the plans	2,257,963	2,580,880
Shares of common stock available for future grants	480,839	871,674

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were granted in fiscal 2016 and 2015 but not during fiscal 2014. The fair value and assumptions used for the stock options issued during the years ended March 31, are as follows:

	2016	2015
Weighted average fair value of stock options granted	$3.34	$5.54
Risk-free interest rate	1.62%	1.82%
Expected dividend yield	0.0%	2.4%
Expected stock price volatility	45%	30%
Expected stock option life	6.5 years	6.5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2016, 2015 and 2014:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2013	$46.24	1,556,275
Granted	—	—
Exercised	36.86	(186,219)
Expired or cancelled/forfeited	—	—
Outstanding at March 31, 2014	47.51	1,370,056
Granted	22.80	428,326
Exercised	35.21	(29,118)
Expired or cancelled/forfeited	42.97	(60,058)
Outstanding at March 31, 2015	41.69	1,709,206
Granted	7.21	405,817
Exercised	—	—
Expired or cancelled/forfeited	52.67	(337,899)
Outstanding at March 31, 2016	$31.73	1,777,124

Information regarding the 1,777,124 options outstanding at March 31, 2016 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2016	$7.21 - $22.80	$33.83 - $45.75	$56.56 - $65.69
Options outstanding	819,161	648,047	309,916
Weighted average exercise price of options outstanding	$15.08	$40.49	$57.42
Weighted average remaining contractual life of options outstanding	9.5 years	3.6 years	1.8 years
Options exercisable	142,802	648,047	309,916
Weighted average exercise price of options exercisable	$22.80	$40.49	$57.42
Weighted average remaining contractual life of options exercisable	9.0 years	3.6 years	1.8 years

Additional information regarding stock options for the years ended March 31, are as follows:

(In thousands, except number of stock options and weighted average price)	2016	2015	2014
Intrinsic value of options exercised	—	475	4,059
Number of stock options vested	135,275	7,527	8,926
Fair value of stock options vested	$749	40	115
Number of options exercisable	1,100,765	1,288,407	1,370,056
Weighted average exercise price of options exercisable	$42.96	47.86	47.51

There was no intrinsic value of any options outstanding or exercisable at March 31, 2016.

Stock option compensation expense along with the reduction effect on basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except per share data)	2016	2015	2014
Stock option compensation expense	$859	71	12
Basic earnings per share reduced by	0.01	0.00	0.00
Diluted earnings per share reduced by	0.01	0.00	0.00

As of March 31, 2016, total unrecognized stock-option compensation costs amounted to $2.8 million or $1.9 million net of tax. No stock option compensation costs were capitalized as part of the cost of an asset. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

Restricted Stock Awards

The company has granted restricted stock awards to key employees, including officers, under several different employee stock plans, which provides for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based and performance-based shares of restricted stock awards. The restrictions on the time-based restricted stock awards lapse generally over a four year period and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock award lapse if the company meets specific targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote the restricted shares and receive dividends on the time-based restricted shares. Dividends are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. All of the restricted stock awards are classified as equity awards in stockholders’ equity. The value of restricted stock awards is generally amortized on a straight-line basis to earnings over the respective vesting periods and is net of forfeitures.

The following table sets forth a summary of restricted stock award activity of the company for fiscal 2016, 2015 and 2014:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2013	50.95	148,549	164,138
Granted	55.04	28,963	—
Vested	56.71	(93,739)	(1,749)
Cancelled/forfeited	35.76	(4,949)	(56,123)
Non-vested balance at March 31, 2014	54.75	78,824	106,266
Granted	—	—	—
Vested	57.46	(48,574)	—
Cancelled/forfeited	47.09	(5,959)	(37,861)
Non-vested balance at March 31, 2015	56.94	24,291	68,405
Granted	—	—	—
Vested	55.04	(24,291)	—
Cancelled/forfeited	54.43	—	(68,405)
Non-vested balance at March 31, 2016	$—	—	—

All restricted stock awards have either fully vested or have been cancelled during fiscal 2016, as such there are no shares to lapse during fiscal 2017.

Restricted stock award compensation expense and grant date fair value for the years ended March 31, is as follows:

(In thousands)	2016	2015	2014
Grant date fair value of restricted stock vested	$1,337	2,791	4,671
Restricted stock compensation expense	472	2,855	4,633

As of March 31, 2016, total unrecognized restricted stock compensation costs amounted to $0 million, or $0 million net of tax. No restricted stock award compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2016, 2015 and 2014.

Restricted Stock Units

The company has granted restricted stock units (RSUs) to key employees, including officers, under the company’s employee stock plan, which provides for the granting of restricted stock units to officers and key employees. The company awards time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price. The company also awards performance-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price. Vesting of the various performance-based restricted stock units is based on metrics such as a three year Total Shareholder Return (TSR) as measured against a three year TSR of a defined peer group and Return on Total Capital (ROTC) for the company over a three year performance period. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the TSR performance-based restricted stock units. The fair value of the ROTC performance-based RSUs and time-based RSUs is based on the market price of our common stock on the date of grant. The restrictions on the time-based RSUs lapse over a three year period from the date of the award and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if the company meets specific targets as defined. During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but there are no voting rights until the units vest. Dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. Restricted stock unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

The following table sets forth a summary of restricted stock unit activity of the company for fiscal 2016, 2015, and 2014:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2013	$51.69	417,665	69.62	165,241
Granted	49.37	265,937	56.44	91,132
Vested	52.22	(175,673)	—	—
Cancelled/forfeited	52.43	(12,720)	—	—
Non-vested balance at March 31, 2014	$50.24	495,209	53.58	256,373
Granted	54.48	551	—	—
Vested	50.92	(237,229)	—	—
Cancelled/forfeited	49.62	(7,381)	—	—
Non-vested balance at March 31, 2015	$49.50	251,150	53.58	256,373
Granted	—	—	—	—
Vested	49.74	(152,231)	—	—
Cancelled/forfeited	49.74	(9,280)	69.95	(99,522)
Non-vested balance at March 31, 2016	$49.17	89,639	61.75	156,851

Restrictions on approximately 89,456 time-based units outstanding at March 31, 2016 will lapse during fiscal 2017.  Restrictions on 69,546 performance-based units outstanding at March 31, 2016 will lapse if the performance criteria are not met.

Restricted stock unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2016	2015	2014
Grant date fair value of restricted stock units vested	$7,572	12,080	9,176
Restricted stock unit compensation expense	10,505	17,214	12,664

As of March 31, 2016, total unrecognized restricted stock unit compensation costs amounted to $5.2 million, or $3.9 million net of tax. No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during fiscal 2016, 2015 and 2014.

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

The following table sets forth a summary of phantom stock activity of the company for fiscal 2016, 2015 and 2014:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2013	51.74	68,595	—
Granted	48.81	31,736	1,291
Vested	51.45	(35,095)	—
Cancelled/forfeited	50.93	(4,354)	—
Non-vested balance at March 31, 2014	50.94	60,882	1,291
Granted	22.80	546,058	—
Vested	48.47	(33,987)	—
Cancelled/forfeited	50.70	(5,482)
Non-vested balance at March 31, 2015	24.07	567,471	1,291
Granted	7.21	1,246,972	—
Vested	24.92	(190,052)	—
Cancelled/forfeited	23.93	(25,853)	—
Non-vested balance at March 31, 2016	$10.83	1,598,538	1,291

Restrictions on 596,464 time-based shares and 1,291 performance based shares will lapse in fiscal 2017. The fair value of the non-vested phantom shares at March 31, 2016 is $6.83 per unit.

Phantom stock compensation expense and grant date fair value of phantom stock vested for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Grant date fair value of phantom stock vested	$4,737	1,647	1,806
Phantom stock compensation expense	1,787	933	1,706
Phantom stock compensation costs capitalized as part of an asset	—	—	—

As of March 31, 2016, total unrecognized phantom stock compensation costs amounted to $10.8 million, or $8.3 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

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

The following table sets forth a summary of cash-based performance plan unit activity of the company for fiscal 2016 and 2015:

	Weighted-average Grant-Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2014	$—	—
Granted	1.10	4,519,703
Vested	—	—
Cancelled/forfeited	—	—
Non-vested balance at March 31, 2015	1.10	4,519,703
Granted	1.22	3,527,333
Vested	—	—
Cancelled/forfeited	1.10	(133,320)
Non-vested balance at March 31, 2016	$1.16	7,913,716

No cash-based performance units outstanding at March 31, 2016 will vest during fiscal 2017.

Cash-based performance unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2016	2015
Grant date fair value of cash-based performance units vested	$—	—
Cash-based performance unit compensation expense	1,141	72

As of March 31, 2016, total unrecognized cash-based performance plan compensation costs amounted to $6.3 million, or $4.3 million net of tax. No cash-based performance plan compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized cash-based performance plan compensation costs will be affected by any future cash-based unit grants and by the separation of an employee from the company who has received cash-based performance plan units that are unvested as of their separation date. There were no modifications to the cash-based performance plan units during fiscal 2016 and 2015.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company provides a Deferred Stock Unit Plan to its non-employee directors. The plan provides that each non-employee director is granted annually a number of stock units having an aggregate value of $115,000 beginning fiscal 2013 and $100,000 prior to fiscal 2013 on the date of grant. Dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit granted from inception of the plan to March 2013 shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. For these units, the participant can elect to receive five annual installments or a lump sum. Beginning with deferred stock units granted in fiscal 2014, participants have the additional option of electing a distribution made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company or distribution date commencing on an anniversary of the grant date, whichever is earlier. For the units granted in fiscal 2014 to fiscal 2016, the participant can elect to receive annual installments of two to ten years or a lump sum distribution.

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2016, 2015 and 2014:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2013	50.48	144,007
Dividend equivalents reinvested	53.82	2,492
Retirement distribution	59.65	(26,661)
Granted	49.47	26,550
Balance at March 31, 2014	48.68	146,388
Dividend equivalents reinvested	34.63	3,794
Retirement distribution	47.50	(21,492)
Granted	19.14	56,370
Balance at March 31, 2015	39.53	185,060
Dividend equivalents reinvested	13.36	15,064
Retirement distribution	19.14	(4,874)
Granted	6.83	168,380
Balance at March 31, 2016	$23.58	363,630

Deferred stock units are fully vested at the time of grant. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Deferred stock unit compensation expense, which is reflected in general and administrative expenses, for the years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Deferred stock units compensation expense (benefit)	$(904)	(2,477)	1,737

(9)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock at March 31, are as follows:

	2016	2015
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.10	$0.10
Common stock shares issued	47,067,715	47,029,359
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during fiscal 2016.

In January 2016, the company suspended its common stock repurchase program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2016	2015	2014
Aggregate cost of common stock repurchased	$—	99,999	—
Shares of common stock repurchased	—	2,841,976	—
Average price paid per common share	$—	35.19	—

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the years ended March 31, are as follows:

(In thousands, except per share data)	2016	2015	2014
Dividends declared	$34,965	49,127	49,973
Dividend per share	0.75	1.00	1.00

In January 2016, the company suspended the quarterly dividend program.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the years ended March 31, are as follows:

	For the year ended March 31, 2015					For the year ended March 31, 2016
(in thousands)	Balance at 3/31/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/15	Balance at 3/31/15	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/16
Available for sale securities	92	(64)	207	143	235	235	(573)	130	(443)	(208)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(116)	(9,013)	—	(9,013)	(9,129)	(9,129)	13,812	—	13,812	4,683
Interest rate swap	(2,390)	—	717	717	(1,673)	(1,673)	—	143	143	(1,530)
Total	(12,225)	(9,077)	924	(8,153)	(20,378)	(20,378)	13,239	273	13,512	(6,866)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the years ended March 31,

	Year Ended March 31,		Affected line item in the condensed
(In thousands)	2016	2015	consolidated statements of income
Realized gains on available for sale securities	$200	207	Interest income and other, net
Amortization of interest rate swap	220	717	Interest and other debt costs
Total pre-tax amounts	420	924
Tax effect	147	—
Total gains for the period, net of tax	$273	924

Included in accumulated other comprehensive loss for the year ended March 31, 2016, is an after-tax loss of $1.5 million ($2.4 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note (5). The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(10)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2016	2015	2014
Net earnings (loss) available to common shareholders	$(160,183)	(65,190)	140,255
Weighted average outstanding shares of common stock, basic	46,981,102	48,658,840	49,392,749
Dilutive effect of options and restricted stock awards	—	—	287,365
Weighted average common stock and equivalents	46,981,102	48,658,840	49,680,114

Earnings (loss) per share, basic (A)	$(3.41)	(1.34)	2.84
Earnings (loss) per share, diluted (B)	$(3.41)	(1.34)	2.82
Additional information:
Antidilutive options and restricted stock shares	489,325	284,635	34,486

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(B)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.

(11)	SALE/LEASBACK ARRANGEMENTS

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

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2014:

Fiscal 2014 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in Years	Purchase Option Percentage	Purchase Option at at end of:
Second	2	$65,550	$34,325	$31,225	7	55%	6th Year
Third	4	141,900	105,649	36,251	7 – 9	54 - 68%	6th or 8th Year
Fourth	4	63,305	32,845	30,460	7 – 10	53 - 59%	6th or 9th Year
	10	$270,755	$172,819	$97,936

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

Future Minimum Lease Payments

As of March 31, 2016, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
2017	$9,485	20,879	30,364
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$71,687	134,726	206,413

(12)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Change of control agreements exist with all of the company’s officers whereby each receives certain compensation and benefits in the event that their employment is terminated for certain reasons during a two- or three-year protected period following a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $57 million.

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of March 31, 2016:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/16	Remaining Balance 3/31/16
Vessels under construction (A):
Deepwater PSVs	6	$251,420	183,904	67,516
Total vessel commitments	6	$251,420	183,904	67,516

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)	The company is entitled to receive refunds of prior shipyard payments totaling approximately $31 million which would offset the remaining balance of vessel commitments. See further discussion below.

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 4,700 and 6,100 deadweight tons (DWT) of cargo capacity. The new-build vessels began to deliver in April 2016, with delivery of the final new-build vessel expected in May 2017. The company has approximately $68 million in unfunded capital commitments associated with the six vessels under construction (approximately $37 million, net of $31 million of expected refunds from shipyards) at March 31, 2016.

The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue with the delivery of the remaining six vessels currently under construction. The company anticipates that it will use some portion of its available cash, or future operating cash flows in order to fund current and any future commitments in connection with the completion of the fleet renewal and modernization program.

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

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) then under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for four of these vessels. The company took delivery of one towing-supply-class vessel in September of 2015, and another towing-supply-class vessel in January of 2016, and is expected to take delivery of two deepwater PSVs in the June quarter of 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option dates expiring in October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (were issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and in January 2016 received $12 million in refunded payments. The company has also taken the $3.7 million “shipyard credit” in the December 2015 quarter as an offset against other payments made to the shipyard. The remaining four option vessels are not included in the preceding table of vessel commitments as of March 31, 2016. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. The Bank of China has subsequently issued consents for all eight remaining settlement agreements and has issued refundment guarantees on the two remaining vessels under construction at March 31, 2016.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company can elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date is subject to two six month extension periods, each extension requiring the mutual consent of the company and the shipyard. If the company does not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company is entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company will be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. The shipyard's obligation to return the $5.4 million (plus interest) per vessel if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of March 31, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of March 31, 2016.

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

United Kingdom Pension Funds

In July 2013, a subsidiary of the company that was a participating employer in two industry-wide multi-employer retirement funds in the United Kingdom known as the Merchant Navy Officers Pension Fund (MNOPF) and the Merchant Navy Ratings Pension Fund (MNRPF) was placed into administration in the United Kingdom. In December 2013, the administration was converted to a liquidation. Further details regarding these issues were previously reported by the company in prior filings.

The final meeting of creditors in the liquidation took place in February 2016 and the liquidation was formally concluded.  The company believes that the liquidation resolved the company’s participation in both the MNOPF and the MNRPF. The resolution of these issues did not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. Based on recent communications with our partner and the appropriate ministry in Luanda, the Angolan entity is expected to be incorporated in calendar 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of legislation (the “forex law”) became effective that generally require oil companies engaged in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has deprived the company of significant cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds causes payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the adoption of the forex law, the company and Sonangol negotiated and signed an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that can be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement for a one year term. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new split billing arrangement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split billing arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The split billing arrangements entered into with customers prior to the expiration of the consortium agreement remain in force.

In November 2014, the National Bank of Angola issued regulations controlling the sale of foreign currency. These regulations generally require oil companies to channel any U.S. dollar sales they choose to make through the National Bank of Angola to buy Angolan kwanzas that are required to be used to pay for goods and services provided by foreign exchange resident oilfield service companies. These foreign exchange resident oilfield services companies, in turn, generally have a need to source U.S. dollars in order to pay for goods and services provided offshore.  The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain.  If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then such service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the fiscal year ended March 31, 2016, the company collected (primarily through Sonatide) approximately $215 million from its Angolan operations, which is slightly more than the approximate $213 million of revenue recognized for the same period. Of the $215 million collected, approximately $122 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $93 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to facilitate payment to the company. Additionally, the company received an approximate $15 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2016 The company also reduced the net due from affiliate and due to affiliate balances by approximately $84 million during the year ended March 31, 2016 through netting transactions based on an agreement with the joint venture.

For the fiscal year ended March 31, 2015, the company collected (primarily through Sonatide) approximately $338 million from its Angola operations, which is slightly less than the approximately $351 million of revenue recognized for the same period. Of the $338 million collected, approximately $159 million represented U.S. dollars received by Sonatide on behalf of the company or dollars directly received by the company from customers. The balance of $179 million collected resulted from Sonatide’s converting kwanza into dollars and subsequently expatriating the dollars facilitate payment to the company. Additionally, the company received an approximate $10 million dividend payment from the Sonatide joint venture during the third quarter of fiscal 2015.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press its commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of March 31, 2016, the company had approximately $339 million in amounts due from Sonatide, with approximately $97 million of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are generally supported by cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the fiscal year ended March 31, 2016, the company’s Angolan operations generated vessel revenues of approximately $213 million, or 22%, of its consolidated vessel revenue, from an average of approximately 65 company-owned vessels that are marketed through the Sonatide joint venture (eight of which were stacked on average during the year ended March 31, 2016), and, for the year ended March 31, 2015, generated vessel revenues of approximately $351 million, or 23%, of consolidated vessel revenue, from an average of approximately 80 company-owned vessels (eight of which were stacked on average during the year ended March 31, 2015).

Sonatide joint venture owns eight vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). In addition, as of March 31, 2016, Sonatide maintained the equivalent of approximately $119 million of primarily kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $3 million of U.S. dollar-denominated deposits in banks outside of Angola. As of March 31, 2016 and March 31, 2015, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $37 million and $67 million, respectively.

Due from affiliate at March 31, 2016 and March 31, 2015 of approximately $339 million and $420 million, respectively, represents cash received by Sonatide from customers and due to the company, and amounts due from customers that are expected to be remitted to the company through Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at March 31, 2016 and March 31, 2015 of approximately $188 million and $186 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $32 million and $66 million, respectively) and other costs paid by Sonatide on behalf of the company.

A presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following recent discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

The Angolan government enacted a statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The additional surcharge has not been imposed on any Sonatide transactions to date. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. The company will be unlikely to completely mitigate the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the year ended March 31, 2016 has resulted in a net 23 vessels transferred out of Angola.

As the company considers the redeployment of additional vessels from Angola to other markets, there would likely be temporary negative financial effects associated with such redeployment, including mobilization costs and costs to redeploy the company’s shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to the company’s results of operations and cash flows for the periods when such costs would be incurred. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $43.1 million as of March 31, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149 million Brazilian reais (approximately $41.4 million as of March 31, 2016) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127 million Brazilian reais (approximately $35.4 million as of March 31, 2016) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28 million Brazilian reais (approximately $8 million as of March 31, 2016) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling

127 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Nigeria Marketing Agent Litigation

In October 2012, Tidewater Inc. notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $16 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $16 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. The damages award associated with that tortious interference will be determined at a second court hearing likely to occur in the June quarter of fiscal 2017. Once the damages are assessed, the company will seek to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding more slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($16.8 million as of March 31, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $65.7 million as of March 31, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $37.3 million as of March 31, 2016.  Enforcement of the balance of the award ($28.4 million as of March 31, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year.  Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of March 31, 2016.

Repairs to U.S. Flagged Vessels Operating Abroad

Near the end of fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flag vessels while they were working outside of the U.S.  When a U.S. flag vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flag vessel while it is outside of the U.S. are subject to declaration and entry with U.S. Customs and Boarder Protection (“CBP”) and are subject to 50% vessel repair duty.  Certain foreign purchases for or repairs to U.S. flag vessels are to be declared and reported to CBP upon such vessel’s arrival in the U.S.  During our examination of our most recent filings with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duty and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flag vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances.  To the extent that further evaluation requires us to file amended entries for additional vessels, we do not yet know the magnitude of any duties, civil penalties, fines or interest associated with amending the entries for these vessels.  It is also possible that CBP may seek to impose civil penalties, fines or interest in connection with amended forms already submitted.

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

The company had two outstanding foreign exchange spot contracts at March 31, 2016, which had a notional value of $1.4 million and were settled April 1, 2016 and had two foreign exchange spot contracts outstanding at March 31, 2015, which had a notional value of $2.3 million and were settled April 1, 2015.

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

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge a portion of the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between July 1, 2016 and November 10, 2016. The combined change in fair value of the outstanding forward contracts was $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2016, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. At March 31, 2015 the company did not have any forward contracts outstanding.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2016:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$643,770	643,770	—	—
Total fair value of assets	$643,770	643,770	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2015:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$3,007	3,007	—	—
Total fair value of assets	$3,007	3,007	—	—

(14)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions for the years ended March 31, are as follows:

(In thousands, except number of vessels disposed)	2016	2015	2014
Gain on vessels disposed	$3,252	2,988	12,247
Number of vessels disposed	17	13	48

Included in gain on dispositions of assets, net in fiscal 2016 are amortized gains on sale/leaseback transactions of $23.4 million.

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

Included in gain on dispositions of assets, net in fiscal 2014 are amortized gains on sale/leaseback transactions of $3.7 million. Also included in gain on dispositions of assets, net in fiscal 2014 is a gain of $4 million related to the sale of the company’s remaining shipyard.

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

(In thousands)	2016	2015	2014
Revenues:
Vessel revenues:
Americas	$342,995	505,699	410,731
Asia/Pacific	89,045	150,820	154,618
Middle East/North Africa	168,471	205,787	186,524
Sub-Saharan Africa/Europe	354,889	606,052	666,588
	955,400	1,468,358	1,418,461
Other operating revenues	23,662	27,159	16,642
	$979,062	1,495,517	1,435,103
Vessel operating profit/(loss):
Americas	$52,966	122,988	90,936
Asia/Pacific	(1,687)	11,541	29,044
Middle East/North Africa	27,349	37,258	42,736
Sub-Saharan Africa/Europe	(4,490)	122,169	136,092
	74,138	293,956	298,808
Other operating loss	(4,564)	(8,022)	(1,930)
	69,574	285,934	296,878

Corporate general and administrative expenses (A)	(34,078)	(40,621)	(47,703)
Corporate depreciation	(6,160)	(4,014)	(3,073)
Corporate expenses	(40,238)	(44,635)	(50,776)

Gain on asset dispositions, net	26,037	23,796	21,063
Asset impairment	(117,311)	(14,525)	(9,341)
Goodwill impairment	—	(283,699)	(56,283)
Restructuring charge	(7,586)	(4,052)	—
Operating income / (loss)	(69,524)	(37,181)	201,541
Foreign exchange gain / (loss)	(5,403)	8,678	1,541
Equity in net earnings / (losses) of unconsolidated companies	(13,581)	10,179	15,801
Interest income and other, net	2,703	1,927	2,123
Loss on early extinguishment of debt	—	—	(4,144)
Interest and other debt costs	(53,752)	(50,029)	(43,814)
Earnings / (loss) before income taxes	$(139,557)	(66,426)	173,048
Depreciation and amortization:
Americas	$48,474	47,682	43,298
Asia/Pacific	22,386	18,383	17,174
Middle East/North Africa	28,150	27,538	24,441
Sub-Saharan Africa/Europe	71,418	73,614	79,199
	170,428	167,217	164,112
Other	5,721	3,973	295
Corporate	6,160	4,014	3,073
	$182,309	175,204	167,480
Additions to properties and equipment:
Americas	$51,303	94,137	99,798
Asia/Pacific	1,917	91,497	2,586
Middle East/North Africa	1,732	1,842	8,042
Sub-Saharan Africa/Europe (B)	1,861	36,105	488,984
	56,813	223,581	599,410
Other	10	18,571	31,841
Corporate (C)	137,662	124,411	175,233
	$194,485	366,563	806,484

Total assets (D):
Americas	$1,101,699	1,016,133	1,017,736
Asia/Pacific	514,948	506,265	421,379
Middle East/North Africa	582,281	666,983	613,303
Sub-Saharan Africa/Europe	1,822,682	2,064,010	2,383,507
	4,021,610	4,253,391	4,435,925
Other	42,191	49,554	31,545
	4,063,801	4,302,945	4,467,470
Investments in and advances to unconsolidated companies	37,502	65,844	63,928
	4,101,303	4,368,789	4,531,398
Corporate (E)	889,244	387,373	354,431
	$4,990,547	4,756,162	4,885,829

(A)	Included in Corporate general and administrative expenses for the year ended March 31, 2014 are transaction costs of $3.7 million related to the acquisition of Troms Offshore.
(B)	Included in Sub-Saharan Africa/Europe for the year ended March 31, 2014 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.
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

(E)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At March 31, 2016, 2015 and 2014, $136.8 million, $235.2 million and $228.9 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the years ended March 31,:

Revenue by vessel class: (In thousands):	2016	% of Vessel Revenue	2015	% of Vessel Revenue	2014	% of Vessel Revenue
Americas fleet:
Deepwater	$235,522	25%	353,232	24%	263,750	18%
Towing-supply	92,768	9%	125,029	9%	115,055	8%
Other	14,705	2%	27,438	2%	31,926	3%
Total	$342,995	36%	505,699	35%	410,731	29%
Asia/Pacific fleet:
Deepwater	$60,853	6%	94,538	6%	88,191	6%
Towing-supply	28,192	3%	53,281	4%	62,630	5%
Other	—	—	3,001	<1%	3,797	<1%
Total	$89,045	9%	150,820	10%	154,618	11%
Middle East/North Africa fleet:
Deepwater	$74,563	8%	85,279	6%	66,503	5%
Towing-supply	91,174	10%	117,232	8%	116,720	8%
Other	2,734	<1%	3,276	<1%	3,301	<1%
Total	$168,471	18%	205,787	14%	186,524	13%
Sub-Saharan Africa/Europe fleet:
Deepwater	$154,620	16%	326,315	22%	364,722	26%
Towing-supply	150,404	16%	208,324	14%	231,224	16%
Other	49,865	5%	71,413	5%	70,642	5%
Total	$354,889	37%	606,052	41%	666,588	47%
Worldwide fleet:
Deepwater	$525,558	55%	859,364	58%	783,166	55%
Towing-supply	362,538	38%	503,866	35%	525,629	37%
Other	67,304	7%	105,128	7%	109,666	8%
Total	$955,400	100%	1,468,358	100%	1,418,461	100%

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2016	2015	2014
Chevron Corporation	14.6%	12.7%	18.1%
Petroleo Brasileiro SA	11.0%	11.8%	8.6%
BP plc	7.1%	10.1%	8.9%

(16)	GOODWILL

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

Goodwill by reportable segment at March 31, 2016 and 2015 is as follows:

(In thousands)	March 31, 2015	Goodwill acquired	Impairments	March 31, 2016
Americas	$—	—	—	—
Sub-Saharan Africa/Europe	—	—	—	—
Total carrying amount (A)	$—	—	—	—

(In thousands)	March 31, 2014	Goodwill acquired	Impairments	March 31, 2015
Americas	$114,237	—	114,237	—
Sub-Saharan Africa/Europe	169,462	—	169,462	—
Total carrying amount (B)	$283,699	—	283,699	—

(A)	The total carrying amount of goodwill at March 31, 2016 and 2015 is net of accumulated impairment charges of $370.9 million.
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

In the second quarter of fiscal 2016 the company’s management continued to restructure its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan also consisted of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. Although no payments were made related to this charge as of September 30, 2015, the company paid $7.4 million during the six months ended March 31, 2016.

Measures taken during these restructurings include the transfer and stacking of vessels from the company’s Australian and Brazilian operations which resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the fiscal years ended March 31, are as follows:

(In thousands)	2016	2015	2014
Americas:
Crew costs	$3,410	—	—
Other vessel costs	203	—	—
Asia/Pacific:			—
Crew costs	3,973	3,697	—
Corporate:
General and administrative expenses	—	355	—
Total restructuring charges	$7,586	4,052	—

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, is as follows:

	Quarter
(In thousands except per share data)	First	Second	Third	Fourth
Fiscal 2016
Revenues	$304,774	271,923	218,191	184,174
Operating income (loss) (A)	14,089	(17,644)	(9,400)	(56,569)
Net loss attributable to Tidewater Inc.	(15,052)	(43,835)	(19,509)	(81,787)
Basic loss per share attributable to Tidewater Inc.	$(.32)	(.93)	(.42)	(1.74)
Diluted loss per share attributable to Tidewater Inc.	$(.32)	(.93)	(.42)	(1.74)
Fiscal 2015
Revenues	$385,677	397,524	387,554	324,762
Operating income (loss) (A)	66,004	84,723	(213,580)	25,672
Net earnings (loss) attributable to Tidewater Inc.	43,673	60,907	(160,694)	(9,076)
Basic earnings (loss) per share attributable to Tidewater Inc.	$.88	1.23	(3.31)	(.19)
Diluted earnings (loss) per share attributable to Tidewater Inc.	$.88	1.22	(3.31)	(.19)

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, vessel operating leases, goodwill impairment, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Goodwill impairment by quarter for fiscal 2016 and 2015 and gain on asset dispositions, net, by quarter for fiscal 2016 and 2015, are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2016:
Goodwill impairment	$—	—
Gain on asset dispositions, net	$7,351	6,111	5,883	6,692
Fiscal 2015:
Goodwill impairment	$—	—	(283,699)	—
Gain on asset dispositions, net	$3,893	4,500	4,699	10,704

(19)	ASSET IMPAIRMENTS

The below table summarizes the combined fair value of the assets that incurred impairments during the fiscal years ended March 31, 2016, 2015 and 2014.

(In thousands)	2016	2015	2014
Amount of impairment incurred	$117,311	14,525	9,341
Combined fair value of assets incurring impairment	422,655	28,509	11,149

Please refer to Note (1) for a discussion of the company’s accounting policy for accounting for the impairment of long-lived assets.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2016, 2015 and 2014

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
Fiscal 2016
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$37,634	2,768	28,952	(A)	11,450
Fiscal 2015
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$35,737	2,405	508		37,634
Fiscal 2014
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$46,332	1,399	11,994	(B)	35,737

(A)

Of this amount, $28,412 represents previously reserved accounts receivables related to our Venezuelan operations which were removed from the company’s books. Please refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the company’s Venezuelan operations.

(B)

Of this amount, $3,151 represents the collections from one customer located in Mexico and $8,843 represents accounts receivable amounts considered uncollectible and removed from accounts receivable with an offsetting reduction to the allowance for doubtful accounts

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2016

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

10.2

Amendment No. 1, dated May 26, 2015, to Fourth Amended and Restated Credit Agreement, among Tidewater Inc. and its domestic subsidiaries, Bank of America, N.A., as Administrative Agent and Lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., DNB Capital LLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, Whitney Bank, Santander Bank, N.A., Regions Bank, Amegy Bank, N.A., Northern Trust Company, and Standard Chartered Bank, as Lenders (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-6311).

10.3

Series A and B Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.4

Series C Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.5+	Tidewater Inc. 2006 Stock Incentive Plan effective July 20, 2006 (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

10.6+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.7+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the

Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.8+

Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-6311).

10.9+

Second Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on From 10-Q for the quarter ended September 30, 2014, File No. 1-6311).

10.10+

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

10.12+

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

10.14+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.15+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.16+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2016 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-6311).

10.17+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2016 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-6311).

10.18+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.19+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.20+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10,

2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.21+

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

10.23+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.24+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.29 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.25+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.26+

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

10.30+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.31+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on December August 12, 2015, File No. 1-6311).

10.32+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.33+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.34+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.35+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.36+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.37+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.38+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards) (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.39+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311).

10.40+

Form of Incentive Agreement under the Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.41+	Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.42+

Form of Officer Agreement under the Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.43+

Amendment Number Five to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

10.44+

Tidewater Inc. Directors Restricted Stock Unit Program (filed with the Commission as Exhibit 10.2 to the company’s to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

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