Form 10-Q
period 2016-06-30
TIDEWATER INC
filed 2016-08-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

47,067,830 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 29, 2016.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	June 30,	March 31,
ASSETS	2016	2016
Current assets:
Cash and cash equivalents	$668,660	678,438
Trade and other receivables, net	201,699	228,113
Due from affiliate	341,966	338,595
Marine operating supplies	32,125	33,413
Other current assets	36,704	44,755
Total current assets	1,281,154	1,323,314
Investments in, at equity, and advances to unconsolidated companies	36,989	37,502
Properties and equipment:
Vessels and related equipment	4,604,215	4,666,749
Other properties and equipment	91,949	92,065
	4,696,164	4,758,814
Less accumulated depreciation and amortization	1,220,728	1,207,523
Net properties and equipment	3,475,436	3,551,291
Other assets	84,279	71,686
Total assets	$4,877,858	4,983,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,743	49,130
Accrued expenses	71,967	91,611
Due to affiliate	197,289	187,971
Accrued property and liability losses	3,610	3,321
Current portion of long-term debt	2,041,406	2,045,516
Other current liabilities	63,968	74,825
Total current liabilities	2,431,983	2,452,374
Long-term debt	—	—
Deferred income taxes	41,514	34,841
Accrued property and liability losses	11,254	9,478
Other liabilities and deferred credits	174,112	181,546

Commitments and Contingencies (Note 8)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,067,715 shares at June 30, 2016 and 47,067,715 shares at March 31, 2016	4,707	4,707
Additional paid-in capital	168,264	166,604
Retained earnings	2,046,170	2,135,075
Accumulated other comprehensive loss	(6,634)	(6,866)
Total stockholders’ equity	2,212,507	2,299,520
Noncontrolling Interests	6,488	6,034
Total equity	2,218,995	2,305,554
Total liabilities and equity	$4,877,858	4,983,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2016	2015
Revenues:
Vessel revenues	$162,430	298,313
Other operating revenues	5,495	6,461
	167,925	304,774
Costs and expenses:
Vessel operating costs	108,874	179,281
Costs of other operating revenues	3,903	5,744
General and administrative	37,047	43,953
Vessel operating leases	8,441	8,443
Depreciation and amortization	44,552	45,657
Gain on asset dispositions, net	(5,643)	(7,351)
Asset impairments	36,886	14,958
	234,060	290,685
Operating income (loss)	(66,135)	14,089
Other income (expenses):
Foreign exchange loss	(2,733)	(4,133)
Equity in net losses of unconsolidated companies	(1)	(2,441)
Interest income and other, net	1,176	790
Interest and other debt costs, net	(16,954)	(13,182)
	(18,512)	(18,966)
Loss before income taxes	(84,647)	(4,877)
Income tax expense	3,996	10,287
Net Loss	$(88,643)	(15,164)
Less: Net income (loss) attributable to noncontrolling interests	454	(112)
Net loss attributable to Tidewater Inc.	$(89,097)	(15,052)
Basic loss per common share	$(1.89)	(0.32)
Diluted loss per common share	$(1.89)	(0.32)
Weighted average common shares outstanding	47,067,715	46,981,747
Dilutive effect of stock options and restricted stock	—	—
Adjusted weighted average common shares	47,067,715	46,981,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2016	2015
Net loss	$(88,643)	(15,164)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0 and $0	161	(52)
Amortization of loss on derivative contract, net of tax of $0 and $0	71	179
Change in other benefit plan minimum liability, net of tax of $0 and $0	—	70
Total comprehensive loss	$(88,411)	(14,967)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(88,643)	(15,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,552	45,657
Provision for deferred income taxes	—	64
Gain on asset dispositions, net	(5,643)	(7,351)
Asset impairments	36,886	14,958
Equity in losses of unconsolidated companies, less dividends	108	3,143
Compensation expense - stock-based	1,536	3,219
Changes in assets and liabilities, net:
Trade and other receivables	26,414	40,280
Changes in due to/from affiliate, net	5,947	41,302
Marine operating supplies	1,288	5,250
Other current assets	(4,147)	(10,578)
Accounts payable	4,613	4,227
Accrued expenses	(19,993)	(28,772)
Accrued property and liability losses	289	(209)
Other current liabilities	(6,814)	(6,811)
Other liabilities and deferred credits	(3,212)	708
Other, net	(4,084)	2,774
Net cash provided by (used in) operating activities	(10,903)	92,697
Cash flows from investing activities:
Proceeds from sales of assets	1,234	5,176
Additions to properties and equipment	(7,578)	(92,598)
Refunds from cancelled vessel construction contracts	11,515	24,190
Net cash provided by (used in) investing activities	5,171	(63,232)
Cash flows from financing activities:
Principal payment on long-term debt	(2,324)	(23,662)
Debt borrowings	—	31,338
Cash dividends	—	(11,789)
Other	(1,722)	(936)
Net cash used in financing activities	(4,046)	(5,049)
Net change in cash and cash equivalents	(9,778)	24,416
Cash and cash equivalents at beginning of period	678,438	78,568
Cash and cash equivalents at end of period	$668,660	102,984
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$26,733	22,430
Income taxes	$11,006	17,441
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$2,537	421

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at March 31, 2016	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(89,097)	232	454	(88,411)
Stock option activity	—	277	—	—	—	277
Cancellation of restricted stock awards	—	—	192	—	—	192
Amortization/cancellation of restricted stock units	—	1,383	—	—	—	1,383
Balance at June 30, 2016	$4,707	168,264	2,046,170	(6,634)	6,488	2,218,995

Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(15,052)	197	(112)	(14,967)
Stock option activity	—	186	—	—	—	186
Cash dividends declared ($.25 per share)	—	—	(11,340)	—	—	(11,340)
Amortization of restricted stock units	—	2,456	—	—	—	2,456
Amortization/cancellation of restricted stock awards	(7)	125	—	—	—	118
Balance at June 30, 2015	$4,696	162,707	2,303,831	(20,181)	6,115	2,457,168

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on May 26, 2016.

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

The company made certain reclassifications to prior period amounts to conform to the current year presentation, specifically, a modification to the company’s reportable segments (refer to Note 12); separate disclosure on the income statement and related schedules of asset impairments, which historically were included as part of gain on asset dispositions, net and the adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs (refer to Note 6). These reclassifications did not have a material effect on the condensed consolidated statements of earnings, balance sheets or cash flows.

(2)STATUS OF DISCUSSIONS WITH LENDERS AND NOTEHOLDERS

The decrease in oil and gas prices that began in the second half of fiscal 2015 and continued throughout fiscal 2016 has led to materially lower levels of spending for offshore exploration and development by the company’s customers globally. In addition, newly constructed vessels have been delivered over the last several years, exacerbating weak vessel utilization. With reduced demand for offshore support vessels along with increased supply, the company has experienced a significant decline in the utilization of its vessels, average day rates received and vessel revenue. The company has implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore support vessel market and business outlook, has taken other steps to improve its financial position and liquidity.

At June 30, 2016, the company did not meet the 3.0x minimum interest coverage ratio covenant (the “minimum interest coverage ratio requirement”) contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). Failure to meet the minimum interest coverage ratio requirement would have resulted in covenant noncompliance; however, as discussed in more detail below, limited waivers were received. Noncompliance with this covenant would allow the respective lenders and/or the noteholders to declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt and/or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default. Please refer to Note (6) of Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note (5) of Notes to Consolidated Financial Statements included in Item 8 of the company’s Annual Report on Form 10-K for additional information regarding the company’s outstanding debt.

Given that the company expected it would not meet the minimum interest coverage ratio requirement set forth in the Bank Loan Agreement, the Troms Offshore Debt and the 2013 Note Agreement during fiscal 2017, which could result in the acceleration of the debt under these agreements and the company’s other Senior Notes, the report of the company's independent registered public accounting firm that accompanied the company’s audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “audit opinion”) contained an explanatory paragraph regarding the company’s ability to continue as a going concern.  Such going concern explanatory paragraph was required because the company’s internal forecast indicated that, within fiscal 2017, the company may no longer be in compliance with the minimum interest coverage ratio requirement.

In addition, the Bank Loan Agreement and the Troms Offshore Debt require that the company receive an unqualified audit opinion from an independent certified public accountant which shall not be subject to a going concern or similar modification. The failure to receive an audit opinion without any modification, in and of itself, is an event of default under these agreements which would allow the lenders to accelerate the indebtedness thereunder, the effect of which would be to likewise cause all of the company’s Senior Notes, which were issued in 2010, 2011 and 2013, to be in default. The explanatory paragraph in the audit opinion also references the audit opinion-related event of default under various borrowing arrangements as an uncertainty that raises substantial doubt about the company’s ability to continue as a going concern. As previously reported, the company obtained limited waivers from the necessary lenders which waived the unqualified audit opinion requirement until August 14, 2016.

Prior to the August 14, 2016 expiry of the limited waiver in regards to the audit opinion, the company obtained limited waivers from the necessary lenders and noteholders which extend the waiver of the unqualified audit opinion requirement and/or waive the minimum interest coverage ratio requirement until September 18, 2016.

As a result of the company’s failure to receive an audit opinion with no modifications from the company’s independent certified public accountants, and because the waivers are for a limited period that is less than one year, all of the company’s indebtedness has been reclassified as a current liability in the accompanying consolidated balance sheet since March 31, 2016.

The company continues to engage in discussions with its principal lenders and noteholders to amend the company’s various debt arrangements in advance of the expiration of the waivers on September 18, 2016.  The company believes that these discussions have been constructive and progress has been made in resolving several important issues, although other important issues remain to be resolved and no assurances can be given that they will be ultimately resolved.  Any such amendments would require successful negotiations with the company’s principal lenders and noteholders, and may  require the company to make certain concessions under the existing agreements, such as providing collateral to secure the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, repaying a portion of the indebtedness outstanding under the revolving portion of the Bank Loan Agreement, accepting a reduction in total borrowing capacity under the revolving credit facility, paying a higher rate of interest, issuing some form of equity or equity linked compensation enhancement, paying down a portion of the Troms Offshore Debt and/or Senior Notes, or some combination of the above. In addition, such amendments will need to address the audit opinion requirement of the Bank Loan Agreement and the Troms Offshore Debt (the waiver of which has been extended until September 18, 2016). Obtaining the covenant relief will require the company to reach an agreement that satisfies potentially divergent interests of its principal lenders and noteholders.

If any of its principal lenders or noteholders accelerate the company’s outstanding indebtedness, the company’s multiple borrowings will become immediately payable (as a result of cross default provisions), and the company will not have sufficient liquidity to repay those accelerated amounts. If the company is unable to reach an agreement with its principal lender and noteholders to address the potential defaults, the company would likely seek reorganization under Chapter 11 of the federal bankruptcy laws, which could include a restructuring of the company’s various debt obligations.

The company’s unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2016 were prepared assuming the company would continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and depends on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended
	June 30,
(In thousands, except dividend per share)	2016	2015
Dividends declared	$—	11,340
Dividend per share	—	0.25

In January 2016, the company suspended the quarterly dividend program in order to preserve liquidity in an oilfield services market that has been negatively impacted by the precipitous drop in oil prices and corresponding reduction in global E&P spending.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters ended June 30, 2016 and 2015 are as follows:

	For the quarter ended June 30, 2016					For the quarter ended June 30, 2015
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	3/31/16	in OCI	net income	OCI	6/30/16	3/31/15	in OCI	net income	OCI	6/30/15
Available for sale securities	(208)	59	102	161	(47)	235	(114)	62	(52)	183
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	4,683	—	—	—	4,683	(9,129)	70	—	70	(9,059)
Interest rate swaps	(1,530)	—	71	71	(1,459)	(1,673)	—	179	179	(1,494)
Total	(6,866)	59	173	232	(6,634)	(20,378)	(44)	241	197	(20,181)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters ended June 30, 2016 and 2015:

	Quarter Ended
	June 30,		Affected line item in the condensed
(In thousands)	2016	2015	consolidated statements of income
Realized gains on available for sale securities	$102	62	Interest income and other, net
Amortization of interest rate swap	71	179	Interest and other debt costs
Total pre-tax amounts	173	241
Tax effect	—	—
Total gains for the period, net of tax	$173	241

(4)	INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended June 30, 2016.

Income tax expense for the quarter ended June 30, 2016 reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at June 30, 2016 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

June 30,
(In thousands)	2016
Tax liabilities for uncertain tax positions	$13,623
Income tax payable	24,691

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at June 30, 2016, are as follows:

June 30,
(In thousands)	2016
Unrecognized tax benefit related to state tax issues	$11,992
Interest receivable on unrecognized tax benefit related to state tax issues	42

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2009. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(5)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the quarters ended June 30, 2016 and 2015, and currently does not expect to contribute to the pension plan during the remaining quarters of fiscal 2017.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not the company’s stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed $0.1 million to the supplemental plan during the quarter ended June 30, 2016 and did not contribute to the plan during the first quarter of fiscal 2016, and does not expect to contribute to the supplemental plan during the remaining quarters of fiscal 2017.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
(In thousands)	2016	2016
Investments held in Rabbi Trust	$8,919	8,811
Unrealized losses in fair value of trust assets	(47)	(208)
Unrealized losses in fair value of trust assets are net of income tax expense of	—	(168)
Obligations under the supplemental plan	25,364	25,072

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

Effective November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017.  The plan amendment resulted in an approximate $0.8 million increase in net periodic postretirement benefit during the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015. The medical coverage remains unchanged for participants under age 65.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended
	June 30,
(In thousands)	2016	2015
Pension Benefits:
Service cost	$252	234
Interest cost	941	935
Expected return on plan assets	(548)	(530)
Administrative expenses	2	—
Amortization of prior service cost	—	9
Recognized actuarial loss	446	567
Net periodic benefit cost	$1,093	1,215
Other Benefits:
Service cost	$20	75
Interest cost	50	211
Amortization of prior service cost	(1,086)	(510)
Recognized actuarial benefit	(285)	(245)
Net periodic benefit cost	$(1,301)	(469)

(6)	INDEBTEDNESS

U.S. Dollar Denominated Debt

The following is a summary of debt outstanding at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Credit facility:
Term loan agreement (A)	$300,000	300,000
Revolving line of credit (B) (C)	600,000	600,000
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years (E)	7.2	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$274,187	342,746
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years (E)	4.3	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$108,620	127,148
September 2010 senior unsecured notes:
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years (E)	3.8	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding (Level 2)	$264,479	302,832
May 2015 notes (D):
Amount outstanding	$28,727	30,033
Fair value of debt outstanding (Level 2)	26,811	30,062
March 2015 notes (D):
Amount outstanding	$27,030	27,030
Fair value of debt outstanding (Level 2)	25,266	27,027

(A)	The fair value of the term loan agreement was $287.5 million at June 30, 2016 and approximated its carrying value at March 31, 2016.
(B)	Fair values approximate carrying values because the borrowings bear interest at variable rates.

(C) The revolver was fully utilized at June 30, 2016 and March 31, 2016, respectively.

(D)	Notes require semi-annual principal payments.

(E)    Weighted average remaining life in years is based on stated maturities; however, all of the company’s indebtedness has been reclassified as current since March 31, 2016.

As of June 30, 2016 the company was in compliance with its debt to capital ratios set forth in its debt facilities and note indentures; however, the company was out of compliance with the 3.0x minimum interest coverage ratio requirement contained in our Revolving Credit and Term Loan Agreement and 2013 Note Agreement. Refer to further discussion of this matter in Note (2) in this Quarterly Report on Form 10-Q.

Norwegian Kroner Denominated Debt

The following is a summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at June 30, 2016 and March 31, 2016, and their U.S. dollar equivalents:

	June 30,	March 31,
(In thousands)	2016	2016
3.81% January 2014 notes (A):
NOK denominated	250,000	250,000
U.S. dollar equivalent	$29,879	30,207
Fair value in U.S. dollar equivalent (Level 2)	29,846	30,199
5.38% May 2012 notes (A):
NOK denominated	136,320	144,840
U.S. dollar equivalent	$16,293	17,500
Fair value in U.S. dollar equivalent (Level 2)	16,276	17,479

(A)	Notes require semi-annual principal payments.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands)	2016	2015
Interest and debt costs incurred, net of interest capitalized	$16,954	13,182
Interest costs capitalized	1,393	2,944
Total interest and debt costs	$18,347	16,126

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Consistent with this guidance, $8.0 million and $6.8 million have been reclassified from other assets and are now presented as a reduction of debt as of June 30, 2016 and March 31, 2016, respectively.

(7)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands, except share and per share data)	2016	2015
Net loss available to common shareholders	$(89,097)	(15,052)
Weighted average outstanding shares of common stock, basic	47,067,715	46,981,747
Dilutive effect of options and restricted stock awards and units	—	—
Weighted average common stock and equivalents	47,067,715	46,981,747

Loss per share, basic (A)	$(1.89)	(0.32)
Loss per share, diluted (B)	$(1.89)	(0.32)
Additional information:
Antidilutive incremental options and restricted stock awards and units	475,873	268,227

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(B)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.

(8)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of June 30, 2016:

	Number		Invested	Remaining
	of	Total	Through	Balance
(In thousands, except vessel count)	Vessels	Cost	6/30/16	6/30/16
Vessels under construction (A):
Deepwater PSVs	4	$181,615	123,696	57,919
Total vessel commitments (B)	4	$181,615	123,696	57,919

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)	The company is entitled to receive a refund of prior shipyard payments totaling approximately $17 million which would reduce the remaining balance of vessel commitments. See further discussion below.

The company has approximately $57.9 million in unfunded capital commitments associated with the four vessels under construction (approximately $41 million net of $17 million of expected refunds from shipyards) at June 30, 2016. The total cost of the four new-build vessels includes contract costs and other incidental costs. At June 30, 2016, these four vessels were under construction at different shipyards around the world. The deepwater platform supply vessels (PSVs) under construction range between 4,700 and 5,400 deadweight tons (DWT) of cargo capacity. In July 2016, the company accepted delivery of one deepwater PSV. The deliveries of the remaining three new-build vessels are currently expected in January 2017, April 2017 and May 2017.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three 7,145 BHP towing-supply-class vessels were terminated, and the shipyard agreed with respect to these three cancelled contracts to (i) return to the company approximately $36 million in aggregate installment payments, (ii) terminate the company’s obligation to make any additional payments, and (iii) apply $3.5 million of accrued interest due to the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels. The company applied the $3.5 million shipyard credit in the third quarter of fiscal 2016 as an offset to other payments made to the shipyard.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) then under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for four of these vessels. The company took delivery of one towing-supply-class vessel in September 2015, and another towing-supply-class vessel in January 2016. The company took delivery of one deepwater PSV in June 2016, and took delivery of a second deepwater PSV in July 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option dates expiring in October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which were issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and received $12 million in refunded payments in January 2016. The company recorded a $3.7 million “shipyard credit” in the December 2015 quarter as an offset against other payments made to the shipyard.

In connection with the delivery of the first deepwater PSV in June 2016, the company and the shipyard agreed that the final installment of approximately $2.5 million is deferred until October 2016. Likewise, in connection with the delivery of the second deepwater PSV in July 2016, the company and the shipyard agreed that the final installment of approximately $2.5 million is deferred until October 2016. If the company does not exercise any of the options on the remaining four vessels, then the $5 million owed by the company for these final installments will be offset against the return by the shipyard of the approximately $19.1 million in installment payments on the remaining four option vessels resulting in a net payment to the company of approximately $14.1 million. The remaining four option vessels are not included in the preceding table of vessel commitments as of June 30, 2016. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. The Bank of China subsequently issued consents for all eight remaining settlement agreements and issued refundment guarantees covering the payment made on the remaining vessels under construction at June 30, 2016.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company could elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date was subject to two six month extension periods, each extension requiring the mutual consent of the company and the shipyard. If the company did not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company was entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company would be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. In June 2016, the shipyard returned to the company approximately $11.5 million (or $11.7 million owed less foreign taxes on interest totaling approximately $0.2 million). The company and shipyard agreed to permit the shipyard to continue to hold the remaining $0.25 million of installments and extend the option period for both vessels until December 31, 2016. The shipyard's obligation to return the $0.25 million (plus interest) if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of June 30, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of June 30, 2016.

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

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of legislation (the “forex law”) became effective that generally require oil companies engaged in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has affected the company’s ability to manage its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds causes payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes Sonatide, and through the company’s 49% ownership of Sonatide, the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the adoption of the forex law, the company and Sonangol negotiated and signed an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that are permitted to be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement for a one year term. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new split billing arrangement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split billing arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The split billing arrangements entered into with customers prior to the expiration of the consortium agreement remain in force.

In November 2014, the National Bank of Angola issued regulations controlling the sale of foreign currency. These regulations generally require that in those situations where oil companies are required to use Angolan kwanza to pay for goods and services provided by foreign exchange resident oilfield service companies, they must purchase those Angolan kwanza from the National Bank of Angola. These foreign exchange resident oilfield services companies, in turn, generally need U.S. dollars to pay for goods and services provided offshore.  The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain.  If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then such service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the three months ended June 30, 2016, the company collected (primarily through Sonatide) approximately $27 million from its Angolan operations.  Of the $27 million collected, approximately $16 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $11 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to facilitate payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $13 million during the quarter ended June 30, 2016 through netting transactions based on an agreement with the joint venture.

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

As of June 30, 2016, the company had approximately $342 million in amounts due from Sonatide, with approximately $95 million of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $117 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the three months ended June 30, 2016, the company’s Angolan operations generated vessel revenues of approximately $39 million, or 24%, of its consolidated vessel revenue, from an average of approximately 60 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the three months ended June 30, 2016), and, for the three months ended June 30, 2015, generated vessel revenues of approximately $68 million, or 23%, of consolidated vessel revenue, from an average of approximately 70 company-owned vessels (seven of which were stacked on average during the three months ended June 30, 2015).

Sonatide joint venture owns eight vessels (four of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). In addition, as of June 30, 2016, Sonatide maintained the equivalent of approximately $117 million of primarily kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $3 million of U.S. dollar-denominated deposits in banks outside of Angola. As of June 30, 2016 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $37 million and $37 million, respectively.

Due from affiliate at June 30, 2016 and March 31, 2016 of approximately $342 million and $339 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at June 30, 2016 and March 31, 2016 of approximately $197 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $52 million and $32 million, respectively) and other costs paid by Sonatide on behalf of the company.

A presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

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

The Angolan government enacted a new statute, which came into effect on July 1, 2016, for a new special contribution on certain banking transactions that imposes a 0.1% tax on the value of all debit transactions from customer’s accounts.  The new tax has been imposed on Sonatide’s banking transactions. Although the relationship between this new tax and the 2015 surcharge is not yet clear, Sonatide believes it is possible that the imposition of the new tax on its transactions indicates that its transactions will not be subject to the 10% surcharge described above.  The new tax is not expected to materially impact the financial results of Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the three months ended June 30, 2016 and year ended March 31, 2016 has resulted in a net 13 and 23 vessels transferred out of Angola, respectively.

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

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $48.2 million as of June 30, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrativeappeals allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of June 30, 2016). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court. If the Macae Customs Office were to prevail in the Brazil court action, the company would also be liable to pay substantial interest in the 3 million reais award. Fines totaling 30 million Brazilian reais (approximately $9.3 million as of June 30, 2016) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $37.9 million as of June 30, 2016) of the original 155 million Brazilian reais of fines are now formally resolved in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

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

Currency Devaluation and Fluctuation Risk

Due to the company’s global operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our non-U.S. contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Angolan operations are disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($17.5 million as of June 30, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $66.4 million as of June 30, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $37.7 million as of June 30, 2016.  Enforcement of the balance of the award ($28.7 million as of June 30, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year.  Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of June 30, 2016.

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

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $13 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $13 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed $5.3 million, 1.9 million Nigerian naira and 0.3 million GBP (aggregating to $5.5 million as of June 30, 2016) in damages and legal costs against Phoenix Tide’s two principals for their tortious interference. The company is seeking to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding more slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this $13 million receivable and believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

(9)	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value (NAV) per share expedient.

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of June 30, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities:
Common stock	$3,571	3,571	—	—	—
Foreign stock	149	149	—	—	—
American depository receipts	1,330	1,330	—	—	—
Preferred American depository receipts	16	16	—	—	—
Real estate investment trusts	20	20	—	—	—
Debt securities:
Government debt securities	1,624	936	688	—	—
Open end mutual funds	1,709	—	—	—	1,709
Cash and cash equivalents	577	108	451	—	18
Total	$8,996	6,130	1,139	—	1,727
Other pending transactions	(77)	(77)	—	—	—
Total fair value of plan assets	$8,919	6,053	1,139	—	1,727

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities:
Common stock	$3,290	3,290	—	—	—
Foreign stock	159	159	—	—	—
American depository receipts	1,311	1,311	—	—	—
Preferred American depository receipts	13	13	—	—	—
Real estate investment trusts	61	61	—	—	—
Debt securities:
Government debt securities	1,711	972	739	—	—
Open end mutual funds	1,663	—	—	—	1,663
Cash and cash equivalents	343	13	282	—	48
Total	$8,551	5,819	1,021	—	1,711
Other pending transactions	260	291	(49)	—	18
Total fair value of plan assets	$8,811	6,110	972	—	1,729

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

The company had three outstanding spot contracts at June 30, 2016, which had a notional value $1.0 and settled July 1, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled April 1, 2016.

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

At June 30, 2016, the company had twelve Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (6). The forward contracts have expiration dates between July 2016 and November 2016. The combined change in fair value of the forward contracts was $0.4 million, all of which was recorded as a foreign exchange loss during the three months ended June 30, 2016, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding which had expiration dates between July 1, 2016 and November 10, 2016. The combined change in fair value of the outstanding forward contracts was $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2016, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$623,016	623,016	—	—
Total fair value of assets	$623,016	623,016	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$643,770	643,770	—	—
Total fair value of assets	$643,770	643,770	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (9).

(10)	OTHER CURRENT ASSETS, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at June 30, 2016 and March 31, 2016 is as follows:

	June 30,	March 31,
(In thousands)	2016	2016
Deposits on vessel construction options (A)	$16,044	30,285
Deposits - general	8,770	8,076
Prepaid expenses	11,890	6,394
	$36,704	44,755

(A)	Refer to Note (8) for additional discussion regarding the vessels under construction with option agreements.

A summary of other assets at June 30, 2016 and March 31, 2016 is as follows:

	June 30,	March 31,
(In thousands)	2016	2016
Recoverable insurance losses	$11,188	9,412
Deferred income tax assets	40,178	33,505
Savings plans and supplemental plan	14,194	14,472
Other	18,719	14,297
	$84,279	71,686

A summary of accrued expenses at June 30, 2016 and March 31, 2016 is as follows:

	June 30,	March 31,
(In thousands)	2016	2016
Payroll and related payables	$13,068	12,864
Commissions payable (B)	6,840	7,193
Accrued vessel expenses	41,939	45,838
Accrued interest expense	4,907	15,120
Other accrued expenses	5,213	10,596
	$71,967	91,611

(B)	Excludes $51.8 million and $31.6 million of commissions due to Sonatide at June 30, 2016 and March 31, 2016, respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities at June 30, 2016 and March 31, 2016 is as follows:

	June 30,	March 31,
(In thousands)	2016	2016
Taxes payable	$38,767	45,854
Deferred gain on vessel sales - current	23,798	23,798
Other	1,403	5,173
	$63,968	74,825

A summary of other liabilities and deferred credits at June 30, 2016 and March 31, 2016 is as follows:

	June 30,	March 31,
(In thousands)	2016	2016
Postretirement benefits liability	$3,347	4,755
Pension liabilities	41,714	41,690
Deferred gain on vessel sales	106,772	112,721
Other	22,279	22,380
	$174,112	181,546

(11)	ACCOUNTING PRONOUNCEMENTS

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

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

During the quarter ended June 30, 2016 the company’s operations in Egypt were transitioned from the company’s previously disclosed Middle East/North Africa operations and included with the company’s previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, the company now discloses these new segments as Middle East and Africa/Europe, respectively. The company’s Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Fiscal 2016 amounts have been recast to conform to the new segment alignment.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2016 and 2015. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended
	June 30,
(In thousands)	2016	2015
Revenues:
Vessel revenues:
Americas	$60,608	114,172
Asia/Pacific	7,921	27,937
Middle East	24,202	32,253
Africa/Europe	69,699	123,951
	162,430	298,313
Other operating revenues	5,495	6,461
	$167,925	304,774
Vessel operating profit (loss):
Americas	$(4,326)	23,839
Asia/Pacific	(5,574)	1,750
Middle East	(33)	4,004
Africa/Europe	(13,309)	5,447
	(23,242)	35,040
Other operating loss	(427)	(1,836)
	(23,669)	33,204

Corporate general and administrative expenses	(10,493)	(10,014)
Corporate depreciation	(730)	(1,494)
Corporate expenses	(11,223)	(11,508)

Gain on asset dispositions, net	5,643	7,351
Asset impairments (A)	(36,886)	(14,958)
Operating income (loss)	$(66,135)	14,089
Foreign exchange gain (loss)	(2,733)	(4,133)
Equity in net losses of unconsolidated companies	(1)	(2,441)
Interest income and other, net	1,176	790
Interest and other debt costs, net	(16,954)	(13,182)
Loss before income taxes	$(84,647)	(4,877)
Depreciation and amortization:
Americas	$12,778	12,050
Asia/Pacific	5,782	5,389
Middle East	5,112	4,799
Africa/Europe	18,769	20,511
	42,441	42,749
Other	1,381	1,414
Corporate	730	1,494
	$44,552	45,657
Additions to properties and equipment:
Americas	$75	22,054
Asia/Pacific	—	635
Middle East	280	292
Africa/Europe	67	273
	422	23,254
Other	—	—
Corporate (B)	9,693	69,765
	$10,115	93,019

(A)	Refer to Note (14) for additional information regarding asset impairment charges.
(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
(In thousands)	2016	2016
Total assets:
Americas	$1,111,872	1,101,699
Asia/Pacific	463,980	514,948
Middle East	451,178	405,420
Africa/Europe	1,910,650	1,999,543
	3,937,680	4,021,610
Other	41,817	42,191
	3,979,497	4,063,801
Investments in, at equity, and advances to unconsolidated companies	36,989	37,502
	4,016,486	4,101,303
Corporate (A)	861,372	882,490
	$4,877,858	4,983,793

(A)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At June 30, 2016 and March 31, 2016, $123.7 million and $136.8 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended June 30, 2016 and 2015:

		Quarter Ended
Revenue by vessel class		June 30,
(In thousands)	2016	% of Vessel Revenue	2015	% of Vessel Revenue
Americas fleet:
Deepwater	$40,387	25%	80,152	27%
Towing-supply	16,879	10%	29,515	10%
Other	3,342	2%	4,505	1%
Total	$60,608	37%	114,172	38%
Asia/Pacific fleet:
Deepwater	$2,590	2%	19,833	7%
Towing-supply	5,331	3%	8,104	2%
Other	—	—	—	—
Total	$7,921	5%	27,937	9%
Middle East fleet:
Deepwater	$6,038	4%	6,691	2%
Towing-supply	18,164	11%	25,562	9%
Other	—	—	—	—
Total	$24,202	15%	32,253	11%
Africa/Europe fleet:
Deepwater	$33,289	20%	67,661	23%
Towing-supply	27,917	18%	41,825	14%
Other	8,493	5%	14,465	5%
Total	$69,699	43%	123,951	42%
Worldwide fleet:
Deepwater	$82,304	51%	174,337	59%
Towing-supply	68,291	42%	105,006	35%
Other	11,835	7%	18,970	6%
Total	$162,430	100%	298,313	100%

(13)	SALE/LEASEBACK ARRANGEMENTS

As of June 30, 2016, the future minimum lease payments for vessels under operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014
Fiscal year ending (In thousands)	Sale/Leaseback	Sale/Leaseback	Total
Remaining nine months of 2017	$7,114	15,659	22,773
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$69,316	129,506	198,822

Included in gain on asset dispositions, net for the quarter ended June 30, 2016, are $5.8 million of deferred gains from sale leaseback transactions.

(14)	ASSET IMPAIRMENTS

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2016 and 2015, along with the amount of impairment.

	Quarter Ended
	June 30,
(In thousands)	2016	2015
Amount of impairment incurred	$36,886	$14,958
Combined fair value of assets incurring impairment	155,400	46,855

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices; consolidation of our customer base: fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance: uncertainty of global financial market conditions and difficulty in accessing credit or capital; potential difficulty in meeting financial covenants in material debt or other obligations of the company or in obtaining covenant relief from lenders or other contract parties; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,”  “could,”  “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control.  Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Item 1A included in the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission (SEC) on May 26, 2016, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Quarterly Report on Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of our investors and potential investors and in an effort to provide information available in the market that will lead to a better understanding of the market environment in which the company operates. The company specifically disclaims any responsibility for the accuracy and completeness of such information reports and undertakes no obligation to update such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on May 26, 2016.

About Tidewater

Our vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At June 30, 2016, we owned or chartered 266 vessels (excluding nine joint venture vessels, but including 89 stacked vessels) and eight ROVs available to serve the global energy industry.

We have one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world's significant offshore crude oil and natural gas exploration and production offshore regions. Our global operating footprint allows us to react quickly to changing local market conditions and to respond to the changing requirements of the many customers with which we believe we have strong relationships. We are also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

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

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating costs and depreciation. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, major repairs and maintenance and drydockings take on an increased significance to the company and its financial performance. Older vessels may require frequent and expensive repairs and maintenance. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive major repairs and maintenance, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, repair and maintenance expense in any period decline. The combination of these factors can create volatility in period to period repairs and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

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

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, additional elements of legislation (the “forex law”) became effective that generally require oil companies engaged in exploration and production activities offshore Angola through governmental concessions to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in substantial customer payments being made to Sonatide in Angolan kwanzas. A cumbersome payment process has affected the company’s ability to manage its cash and liquidity, because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds causes payment delays, additional operating costs and, through the company’s 49% ownership of Sonatide, foreign exchange losses. The payment process exposes Sonatide, and through the company’s 49% ownership of Sonatide, the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and potentially additional taxes.

In response to the adoption of the forex law, the company and Sonangol negotiated and signed an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that are permitted to be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement for a one year term. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new split billing arrangement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split billing arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The split billing arrangements entered into with customers prior to the expiration of the consortium agreement remain in force.

In November 2014, the National Bank of Angola issued regulations controlling the sale of foreign currency. These regulations generally require that in those situations where oil companies are required to use Angolan kwanza to pay for goods and services provided by foreign exchange resident oilfield service companies, they must purchase those Angolan kwanza from the National Bank of Angola. These foreign exchange resident oilfield services companies, in turn, generally need U.S. dollars to pay for goods and services provided offshore.  The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. These same U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain.  If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then such service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the three months ended June 30, 2016, the company collected (primarily through Sonatide) approximately $27 million from its Angolan operations.  Of the $27 million collected, approximately $16 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $11 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to facilitate payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $13 million during the quarter ended June 30, 2016 through netting transactions based on an agreement with the joint venture.

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

As of June 30, 2016, the company had approximately $342 million in amounts due from Sonatide, with approximately $95 million of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $117 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the three months ended June 30, 2016, the company’s Angolan operations generated vessel revenues of approximately $39 million, or 24%, of its consolidated vessel revenue, from an average of approximately 60 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the three months ended June 30, 2016), and, for the three months ended June 30, 2015, generated vessel revenues of approximately $68 million, or 23%, of consolidated vessel revenue, from an average of approximately 70 company-owned vessels (seven of which were stacked on average during the three months ended June 30, 2015).

Sonatide joint venture owns eight vessels (four of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). In addition, as of June 30, 2016, Sonatide maintained the equivalent of approximately $117 million of primarily kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $3 million of U.S. dollar-denominated deposits in banks outside of Angola. As of June 30, 2016 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $37 million and $37 million, respectively.

Due from affiliate at June 30, 2016 and March 31, 2016 of approximately $342 million and $339 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at June 30, 2016 and March 31, 2016 of approximately $197 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $52 million and $32 million, respectively) and other costs paid by Sonatide on behalf of the company.

A presidential decree regulating maritime transportation activities was enacted in Angola in 2014. Following discussions with port state authorities and local counsel, the company remains uncertain whether the authorities will interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation may result in the need to work with Sonangol to further restructure our Sonatide joint venture and our operations in Angola. The company is seeking further clarification of the new decree. The company is exploring potential alternative structures in order to comply.

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

The Angolan government enacted a new statute, which came into effect on July 1, 2016, for a new special contribution on certain banking transactions that imposes a 0.1% tax on the value of all debit transactions from customer’s accounts.  The new tax has been imposed on Sonatide’s banking transactions. Although the relationship between this new tax and the 2015 surcharge is not yet clear, Sonatide believes it is possible that the imposition of the new tax on its transactions indicates that its transactions will not be subject to the 10% surcharge described above.  The new tax is not expected to materially impact the financial results of Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the three months ended June 30, 2016 and year ended March 31, 2016 has resulted in a net 13 and 23 vessels transferred out of Angola, respectively.

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

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 78 countries have now ratified the Convention, making for a diverse geographic footprint of enforcement.

Accordingly, the company continues prioritizing certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are maintained, regardless of the area of operation. Additionally, where possible, the company continues to work with operationally identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention, but allow the company to maintain its long-standing operational protocols and mitigate changes to its business processes. As ratifications continue, the company continues to assess its global seafarer labor relationships and fleet operational practices to not only undertake compliance with the Convention but also gauge the impact of effective enforcement, the effects of which cannot be reasonably estimated at this time.

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

After a significant decrease in the price of oil during fiscal 2016, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil experienced modest increases during the quarter ended June 30, 2016 before trending lower in July 2016. We anticipate that our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which during late July 2016, was trading around $41 per barrel for West Texas Intermediate (WTI) crude and $43 per barrel for Intercontinental Exchange (ICE) Brent crude, down from $53 and $57 per barrel, respectively, in July of 2015 but up from $36 and $37 per barrel prices, respectively, in March of 2016. The current pricing outlook and recent trend in crude oil prices will likely continue to suppress additional drilling and exploration activity. Current prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in numerous calendar 2016 E&P spending surveys. These surveys have forecasted an overall spending reduction of 11 to 17% which includes a reduction in offshore spending of 20 to 25% as compared to calendar 2015 levels. This forecasted reduction is expected to continue a trend of decreasing E&P spending from already depressed levels in 2015. The surveys also recognize that if oil and gas prices ultimately remain below levels assumed in the E&P capital expenditure budgets for 2016, the probability of further reductions in 2016 E&P spending is very likely.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have also contributed to an oversupplied natural gas market. High levels of onshore gas production and a prolonged downturn in natural gas prices have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services. In late July 2016, natural gas was trading in the U.S. at approximately $2.59 per Mcf, comparable to July 2015 pricing levels and higher than the March 2016 level of $1.73 per Mcf as reported by the U.S. Energy Information Administration.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and, if the commodity pricing environment improves, it could be a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices have caused, and may continue to cause, many E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata at the end of June 2016 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 920 rigs, of which approximately 480 offshore rigs were working as of the end of June 2016, a decrease of approximately 24%, or 150 working rigs, from the number of working rigs a year ago. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 920 movable offshore rigs worldwide, approximately 32%, or approximately 295 rigs, are designed to operate in deeper waters. Of the approximately 480 working offshore rigs at the end of June 2016, approximately 150 rigs, or 31%, are designed to operate in deeper waters. As of June 2016, the number of working deepwater rigs was approximately

32%, or 70 rigs, less than the number of deepwater rigs working a year ago. It is also estimated that approximately 35% of the approximate 195 total offshore rigs currently under construction, or approximately 65 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent 45% of the approximately 150 deepwater rigs working in June 2016. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced E&P spending.

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

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 300 working jack-up rigs as of June 2016 (63% of the 480 working offshore rigs), which is a decrease of approximately 20%, or 77 rigs, from the number of jack-up rigs working a year ago. The construction backlog for new jack-up rigs as of June 2016 (120 rigs) is slightly less than the jack-up construction backlog as of June 2015 of 130 rigs, nearly all of which are scheduled for delivery in the next two years. As discussed above with regards to the deepwater rig market and recognizing that 120 newbuild jackup rigs represent 40% of the approximately 300 jack up rigs working in June 2016, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 410 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (335 vessels), on order or planned as of June 2016. The majority of the vessels under construction are scheduled to be delivered within the next 18-24 months; however, the company believes not all of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of June 2016, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,490 vessels which include approximately 635 vessels that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions. Excluding the 635 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (335 vessels) represents approximately 14% of the remaining worldwide fleet of approximately 2,845 offshore support vessels.

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

Although the future attrition rate of the 635 older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 335 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

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

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owner’s longer-term expectation for higher levels of activity, the decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18-24 months indicates that there may be, at least in the short-to intermediate-term, a period of potential greater overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2017 First Quarter Business Highlights

During the first quarter of fiscal 2017, we continued to focus on identifying potential cost savings that could be realized given the reduction in revenues attributable to lower crude oil prices and reduced E&P spending. Key elements of our strategy include sustaining our offshore support vessel fleet and its global operating footprint, while safeguarding our balance sheet and maintaining adequate liquidity to fund operations and the remaining payments related to four vessels under construction at June 30, 2016. Operating management is focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight of major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At June 30, 2016, we had 266 owned or chartered vessels (excluding joint-venture vessels) in our fleet with an average age of 9.3 years. The average age of 249 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of our new build and acquisition program) is approximately 8.1 years.

Primarily as a result of the significant industry downturn which occurred over the latter half of fiscal 2015 and has continued through fiscal 2016 and 2017, our revenue during the first quarter of fiscal 2017 decreased 45%, or $136.8 million, from the revenues earned during the same quarter of fiscal 2016.

Revenue reductions were accompanied by decreases in vessel operating costs which decreased 39%, or $70.4 million, during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016. Likewise, during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016,crew costs decreased approximately 39%, or $36.4 million; repair and maintenance costs decreased 56%, or $20.7 million; fuel, lube and supplies costs decreased 41%, or $7.3 million; and other vessel costs decreased 29%, or $7.6 million; primarily due to the reduction in the number of vessels operating, along with other cost cutting initiatives implemented throughout fiscal 2016 and into fiscal 2017. Partially offsetting these decreases to vessel operating expenses was a 30%, or $1.6 million increase to insurance costs as a result of a claim for which additional reserve was required

We experienced a 2%, or $1.1 million, decrease in depreciation and amortization expense during the first quarter of fiscal 2017 as compared to the same period of the fiscal 2016 due to assets which were fully depreciated or sold since the first quarter of fiscal 2016 together with reduced depreciable asset bases due to asset impairments recorded since the first quarter of fiscal 2016 which exceeded the impact of new-build vessels delivered into the fleet during the last 12 months.

General and administrative expenses decreased 16%, or $6.9 million, during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market.

We recorded $36.9 million of asset impairments during the first quarter of fiscal 2017 primarily due to our stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

Increased borrowings under our revolving credit facility in March 2016 and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest and other debt expenses of 29%, or $3.8 million during the first quarter of fiscal 2017 as compared to the same period of the previous fiscal year.

As of June 30, 2016 and March 31, 2016 our net debt to net capitalization ratio was 38.3% and 37.3%, respectively. The ratio was slightly higher in the first quarter of fiscal 2016 primarily due to the net loss incurred in the first quarter of fiscal 2017. Our ratio of net debt to net capitalization is calculated by dividing total debt, net of cash and cash equivalents as of the balance sheet dates by the sum of shareholders’ equity and debt, net of cash and cash equivalents and is relevant and useful to us in order to determine financial leverage relative to peers and the company’s ability to comply with existing debt agreements. Debt balances used in the calculation of this ratio are inclusive of debt issue costs per ASU 2015-03 which was adopted in the first quarter of fiscal 2017 and retrospectively applied to prior year amounts.

During the quarter ended June 30, 2016 our operations in the Mediterranean Sea (based in Egypt) were transitioned from the previously disclosed Middle East/North Africa operations and included with the previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, we now disclose these new segments as Middle East and Africa/Europe, respectively. Our Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consisted with how our chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance.

Vessel revenues generated by our Americas segment decreased approximately 47%, or $53.6 million, during the first quarter of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, reflecting an overall 27 percentage point decrease in utilization and a 10% decrease in average day rates. Vessel operating costs for the Americas segment also decreased 38%, or $23.6 million, during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 72%, or $20 million, during the first quarter of fiscal 2017 as compared to the same period in fiscal 2016, primarily due to an overall 25 percentage point decrease in utilization and a 55% decrease in average day rates. Vessel operating costs for the Asia/Pacific segment decreased 66%, or $11.6 million, during the same comparative periods.

Vessel revenues generated by our Middle East segment decreased 25%, or $8.1 million, during the first quarter of fiscal 2017 as compared to the revenues earned during the same period in fiscal 2017, as a result of an overall 12 percentage point decrease in utilization and a 15% decrease in average day rates. Vessel operating costs for the Middle East segment also decreased 17%, or $3.4 million, during the same comparative periods.

Vessel revenues generated by our Africa/Europe segment decreased 44%, or $54.3 million, during the first quarter of fiscal 2017 as compared to the revenues earned during the same period in fiscal 2016, reflecting an overall 17 percentage point decrease in utilization and 20% decrease in average day rates, as compared to the same period of the preceding fiscal year. Vessel operating costs for the Africa/Europe segment decreased 40%, or $31.9 million, during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Asia/Pacific, Middle East, and Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Vessel revenues:
Americas	$60,608	37%	114,172	38%	63,650	35%
Asia/Pacific	7,921	5%	27,937	9%	9,791	6%
Middle East	24,202	15%	32,253	11%	24,163	13%
Africa/Europe	69,699	43%	123,951	42%	82,444	46%
Total vessel revenues	$162,430	100%	298,313	100%	180,048	100%
Vessel operating costs:
Crew costs	$55,888	34%	92,288	31%	55,549	31%
Repair and maintenance	16,529	10%	37,254	12%	14,280	8%
Insurance and loss reserves	6,996	4%	5,375	2%	(1,230)	(1%)
Fuel, lube and supplies	10,772	7%	18,110	6%	10,366	6%
Other	18,689	12%	26,254	9%	19,181	11%
Total vessel operating costs	$108,874	67%	179,281	60%	98,146	55%

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

	Quarter Ended		Quarter Ended
	June 30,		March 31,
(In thousands)	2016	2015	2016
Other operating revenues	$5,495	6,461	4,126
Costs of other operating revenues	3,903	5,744	3,187

The following table presents vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Vessel operating costs:
Americas:
Crew costs	$19,531	32%	33,759	29%	15,130	24%
Repair and maintenance	7,602	12%	14,733	13%	7,602	12%
Insurance and loss reserves	2,265	4%	1,885	2%	(166)	(<1%)
Fuel, lube and supplies	4,188	7%	4,415	4%	3,326	5%
Other	4,640	8%	7,014	6%	1,140	2%
	38,226	63%	61,806	54%	27,032	43%
Asia/Pacific:
Crew costs	$2,929	37%	10,225	37%	3,828	39%
Repair and maintenance	319	4%	2,076	7%	582	6%
Insurance and loss reserves	618	8%	577	2%	(35)	(<1%)
Fuel, lube and supplies	938	12%	2,397	9%	1,038	11%
Other	1,130	14%	2,223	8%	1,601	16%
	5,934	75%	17,498	63%	7,014	72%
Middle East:
Crew costs	$7,582	31%	10,088	31%	8,713	36%
Repair and maintenance	3,934	16%	5,440	17%	965	4%
Insurance and loss reserves	1,137	5%	274	1%	(426)	(2%)
Fuel, lube and supplies	1,320	6%	1,200	4%	961	4%
Other	2,128	9%	2,493	7%	2,777	12%
	16,101	67%	19,495	60%	12,990	54%
Africa/Europe:
Crew costs	$25,846	37%	38,216	31%	27,878	34%
Repair and maintenance	4,674	7%	15,005	12%	5,131	6%
Insurance and loss reserves	2,976	4%	2,639	2%	(603)	(1%)
Fuel, lube and supplies	4,326	6%	10,098	8%	5,041	6%
Other	10,791	16%	14,524	12%	13,663	17%
	48,613	70%	80,482	65%	51,110	62%
Total vessel operating costs	$108,874	67%	179,281	60%	98,146	55%

The following table presents vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Vessel operations general and administrative expenses:
Americas	$7,304	12%	9,849	9%	6,803	11%
Asia/Pacific	1,779	22%	3,300	12%	2,703	28%
Middle East	3,022	12%	3,955	12%	3,909	16%
Africa/Europe	13,811	20%	15,696	13%	13,630	17%
Total vessel operations general and administrative expenses	$25,916	16%	32,800	11%	27,045	15%

The following table presents vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Vessel operating leases:
Americas	$6,626	11%	6,628	6%	6,626	10%
Asia/Pacific	—	—	—	—	—	—
Middle East	—	—	—	—	—	—
Africa/Europe	1,815	3%	1,815	1%	1,711	2%
Total vessel operating leases	$8,441	5%	8,443	3%	8,337	5%

The following table compares operating income (loss) and other components of loss before income taxes and its related percentage of total revenue for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Vessel operating profit (loss):
Americas	$(4,326)	(3%)	23,839	8%	11,026	6%
Asia/Pacific	(5,574)	(3%)	1,750	1%	(5,809)	(3%)
Middle East	(33)	(<1%)	4,004	1%	2,427	1%
Africa/Europe	(13,309)	(8%)	5,447	2%	(3,551)	(2%)
	(23,242)	(14%)	35,040	12%	4,093	2%
Other operating loss	(427)	(<1%)	(1,836)	(1%)	(1,444)	(1%)
	(23,669)	(14%)	33,204	11%	2,649	1%

Corporate general and administrative expenses	(10,493)	(6%)	(10,014)	(3%)	(8,982)	(5%)
Corporate depreciation	(730)	(1%)	(1,494)	(1%)	(1,388)	(1%)
Corporate expenses	(11,223)	(7%)	(11,508)	(4%)	(10,370)	(6%)

Gain on asset dispositions, net	5,643	3%	7,351	3%	6,692	4%
Asset impairments	(36,886)	(21%)	(14,958)	(5%)	(55,540)	(30%)
Operating income (loss)	$(66,135)	(39%)	14,089	5%	(56,569)	(31%)
Foreign exchange loss	(2,733)	(2%)	(4,133)	(2%)	(1,645)	(1%)
Equity in net losses of unconsolidated companies	(1)	(<1%)	(2,441)	(1%)	(6,511)	(4%)
Interest income and other, net	1,176	1%	790	<1%	949	1%
Interest and other debt costs, net	(16,954)	(10%)	(13,182)	(4%)	(14,011)	(7%)
Loss before income taxes	$(84,647)	(50%)	(4,877)	(2%)	(77,787)	(42%)

Americas Segment Operations. Vessel revenues in the Americas segment decreased 47%, or $53.6 million, during the quarter ended June 30 2016, as compared to the same period in fiscal 2016, due primarily to lower utilization and average day rates across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 50%, or $39.8 million, during the comparative periods. During the quarter ended June 30, 2016, as compared to the same period of fiscal 2016, deepwater vessels experienced a decrease in utilization of 40 percentage points and a decrease in average day rates of 11%. Revenues related to towing supply vessels also decreased 43%, or $12.6 million, during the comparative periods primarily as a result of a decrease in utilization of 23 percentage points. In addition, there were fewer towing supply vessels in active service during the quarter ended June 30, 2016 as compared to the same period of the preceding fiscal year. The overall decreased day rates and utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, we had 28 stacked Americas-based vessels. During the first three months of fiscal 2017, we stacked four additional vessels and sold four vessels from the previously stacked vessel fleet, resulting in a total of 28 stacked Americas-based vessels as of June 30, 2016.

Operating profit for the Americas segment decreased 118%, or $28.2 million, during the quarter ended June 30, 2016 as compared to the same period in fiscal 2016, primarily due to lower revenues as a result of decreases in vessel activity which was partially offset by decreased operating costs (primarily crew costs and repair and maintenance costs) and decreased general and administrative costs which are due to the company’s cost control initiatives in the current economic environment.

Crew costs decreased 42%, or $14.2 million, repair and maintenance costs decreased 48%, or $7.1 million, and general and administrative costs decreased 26%, or $2.5 million, during the quarter ended June 30, 2016, as compared to the same period in fiscal 2016 due to the decrease in operating activity in the segment and the delay of drydockings due in part to the stacking of vessels.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 72%, or $20.0 million, during the quarter ended June 30, 2016, as compared to the same period in fiscal 2016, due to lower utilization and average day rates across all vessel classes, most notably deepwater vessels, for which revenues decreased 87%, or $17.2 million, during the comparative periods due to a decrease in utilization of 35 percentage points and a decrease in average day rates of 44%. Towing supply vessel revenue also decreased during these comparative periods 34%, or $2.8 million due to decreases in average day rates of 21% and a decrease in utilization of 20 percentage points. The overall decreased day rates and utilization is primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region which also led to the effective suspension of our operations in Australia during fiscal 2016.

At the beginning of fiscal 2017, we had 16 stacked Asia/Pacific-based vessels. During the first three months of fiscal 2017, we stacked two additional vessels, resulting in a total of 18 stacked Asia/Pacific-based vessels as of June 30, 2016.

Operating profit for the Asia/Pacific segment decreased 419%, or $7.3 million, during the quarter ended June 30, 2016 as compared to the same period in fiscal 2016, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance) and general and administrative expenses.

Crew costs decreased 71%, or $7.3 million, due to the reduction of operations in latter portions of fiscal 2016 especially as related to our Australian operations. Repair and maintenance costs decreased 85%, or $1.8 million, due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative expenses also decreased 46%, or $1.5 million, due to cost control measures implemented by the company in response to the decline of vessel activity in the region especially as related to our Australian operations.

Middle East Segment Operations.  Vessel revenues in the Middle East segment decreased 25%, or $8.1 million, during the quarter ended June 30, 2016, as compared to the same period in fiscal 2016, primarily due to decreased revenue from towing supply vessels of 29%, or $7.4 million, during the comparative periods. The decrease in revenue from towing supply vessels is a result of the decrease in utilization for this vessel class of 13 percentage points lower and a decrease in average day rates of 16%. During the quarter ended June 30, 2016 there were also fewer towing supply vessels in active service as compared to the same period of the preceding fiscal year. The overall decreased day rates and utilization is primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region

At the beginning of fiscal 2017, we had five stacked Middle East-based vessels. During the first three months of fiscal 2017, we stacked one additional vessel and returned one previously stacked vessel to service, resulting in a total of five stacked Middle East-based vessels as of June 30, 2016.

Operating profit for the Middle East segment decreased 101%, or $4 million, during the quarter ended June 30, 2016 primarily due to the reductions in vessel revenues but were partially offset by decreases in vessel operating costs (crew costs and repair and maintenance costs) and general and administrative expenses.

Crew costs decreased 25%, or $2.5 million, and repair and maintenance costs decreased 28%, or $1.5 million, during the comparative periods as a result of decreased vessel activity in the region and deferred drydockings as a result of softer E&P market conditions.  General and administrative expenses also decreased 24%, or $0.9 million, due to cost control measures implemented by the company in response to the decline of vessel activity in the region.

Africa/Europe Segment Operations.  Vessel revenues in the Africa/Europe segment decreased 44%, or $54.3 million, during the quarter ended June 30, 2016, as compared to the same period in fiscal 2016, due to decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 51%, or $34.4 million, during the quarter ended June 30, 2016, as compared to the same period during fiscal 2016, primarily due to utilization decreases of 15 percentage points and decreases in average day rates of 35%. Revenues from towing supply vessels decreased 33%, or $13.9 million, during the comparative periods, primarily due to a utilization decrease of 18 percentage points. Decreases to utilization and average day rates in the Africa/Europe segment are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During the quarter ended June 30, 2016 there were fewer vessels in active service in the Africa/Europe segment across all vessel classes as compared to the same periods in fiscal 2016.

At the beginning of fiscal 2017, we had 28 stacked Africa/Europe-based vessels. During the first three months of fiscal 2017, we stacked 12 additional vessels, sold one vessel from the previously stacked vessel fleet and returned one previously stacked vessel to work resulting in a total of 38 stacked Africa/Europe-based vessels as of June 30, 2016.

Operating profit for the Africa/Europe segment decreased 344%, or $18.8 million, during the quarter ended June 30, 2016 as compared to the same period of fiscal 2016, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs and repair and maintenance costs), general and administrative costs and depreciation during the same comparative periods.

Crew costs decreased 32%, or $12.4 million, during the quarter ended June 30, 2016 as compared to the same period of fiscal 2016 due to reduced operating activity in the region. Repair and maintenance costs decreased 69%, or $10.3 million, during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative costs have also decreased 12%, or $1.9 million, during the comparative periods which is attributable to cost control measures implemented by the company. Additionally, depreciation expense decreased 9%, or $1.7 million, during the comparative periods as a result of the transfer of vessels to other regions and the sale of stacked vessels.

Other Items. Insurance and loss reserves expense increased 30%, or $1.6 million, during the quarter ended June 30, 2016 as compared to the same period of fiscal 2016 primarily due to a prior year claim for which a reserve increase was necessary.

Included in gain on asset dispositions, net for the quarters ended June 30, 2016 and 2015, are $5.8 million and $5.8 million of deferred gains from sale leaseback transactions, respectively.

Asset impairments recognized for the quarter ended June 30, 2016 increased $21.9 million, from the same period of fiscal 2016 primarily due to a decline in offshore support vessel values as a result of the continued decrease in the volume of oil and gas exploration, field development and production spending by our customers which resulted in the stacking of a greater number of vessels on average during the current quarter as compared to last year’s comparative quarter. During the first quarter of fiscal 2017 we recognized impairments to the stacked vessel fleet of $36.8 million and $0.1 million related to cancelled vessel construction contracts.

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and also review our stacked vessels not expected to return to active service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. In the event that offshore E&P industry conditions continue to deteriorate, or persist at current levels, we could be subject to additional vessel impairments in future periods.

The table below summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2016 and 2015, along with the amount of impairment.

	Quarter Ended
	June 30,
(In thousands)	2016	2015
Amount of impairment incurred	$36,886	14,958
Combined fair value of assets incurring impairment	155,400	46,855

During first quarter of fiscal 2017, we recognized a foreign exchange loss of $2.7 million, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency, most notably the devaluation of the Nigerian naira relative to the U.S. dollar. Additionally, during the first quarter of fiscal 2017, the entities which comprise the operations of the Sonatide joint venture in Angola recognized foreign exchange losses of approximately $2.2 million, primarily as a result of the devaluation relative to the U.S. dollar of Angolan kwanza-denominated bank balances. We have recognized (through equity in net earnings/(losses) of unconsolidated companies) 49% of Sonatide’s total foreign exchange loss, or approximately $1.1 million.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (nine vessels at June 30, 2016).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

			Quarter
	Quarter Ended		Ended
	June 30,		March 31,
	2016	2015	2016
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$40,387	80,152	43,802
Towing-supply	16,879	29,515	16,878
Other	3,342	4,505	2,970
Total	$60,608	114,172	63,650
Asia/Pacific fleet:
Deepwater	$2,590	19,833	4,318
Towing-supply	5,331	8,104	5,473
Other	—	—	—
Total	$7,921	27,937	9,791
Middle East fleet:
Deepwater	$6,038	6,691	5,795
Towing-supply	18,164	25,562	18,368
Other	—	—	—
Total	$24,202	32,253	24,163
Africa/Europe fleet:
Deepwater	$33,289	67,661	40,261
Towing-supply	27,917	41,825	32,822
Other	8,493	14,465	9,361
Total	$69,699	123,951	82,444
Worldwide fleet:
Deepwater	$82,304	174,337	94,176
Towing-supply	68,291	105,006	73,541
Other	11,835	18,970	12,331
Total	$162,430	298,313	180,048
UTILIZATION:
Americas fleet:
Deepwater	41.8%	81.3	45.6
Towing-supply	41.6	64.7	43.6
Other	48.0	45.3	59.5
Total	42.5%	69.6	46.5
Asia/Pacific fleet:
Deepwater	10.2%	45.0	17.4
Towing-supply	53.3	73.4	56.3
Other	—	—	—
Total	33.5%	58.2	38.0
Middle East fleet:
Deepwater	58.8%	64.2	61.3
Towing-supply	67.7	80.3	58.3
Other	—	—	—
Total	65.9%	77.6	58.9
Africa/Europe fleet:
Deepwater	54.7%	69.5	57.0
Towing-supply	46.4	64.4	56.5
Other	52.1	71.1	68.6
Total	51.0%	68.3	60.3
Worldwide fleet:
Deepwater	44.4%	70.7	47.9
Towing-supply	51.6	69.5	53.7
Other	50.2	64.3	65.5
Total	48.6%	68.8	53.6

			Quarter
	Quarter Ended		Ended
	June 30,		March 31,
	2016	2015	2016
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$25,480	28,568	25,795
Towing-supply	16,917	17,289	14,701
Other	8,507	8,796	6,056
Total	$20,368	22,721	19,077
Asia/Pacific fleet:
Deepwater	$22,039	39,268	21,112
Towing-supply	6,595	8,391	6,434
Other	—	—	—
Total	$8,555	18,994	9,278
Middle East fleet:
Deepwater	$15,468	19,085	14,844
Towing-supply	10,167	12,057	11,935
Other	—	—	—
Total	$11,117	13,054	12,524
Africa/Europe fleet:
Deepwater	$15,840	24,469	18,064
Towing-supply	15,085	16,067	14,519
Other	4,713	5,111	3,947
Total	$12,112	15,119	12,016
Worldwide fleet:
Deepwater	$19,622	27,128	20,827
Towing-supply	12,546	14,197	12,683
Other	5,392	5,676	4,309
Total	$13,727	17,379	13,658

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016:

			Quarter
	Quarter Ended		Ended
	June 30,		March 31,
	2016	2015	2016
Americas fleet:
Deepwater	42	38	41
Towing-supply	26	29	29
Other	9	12	9
Total	77	79	79
Less stacked vessels	30	13	29
Active vessels	47	66	50
Asia/Pacific fleet:
Deepwater	13	12	13
Towing-supply	17	14	16
Other	1	1	1
Total	31	27	30
Less stacked vessels	17	4	13
Active vessels	14	23	17
Middle East fleet:
Deepwater	7	6	7
Towing-supply	29	29	29
Other	—	—	—
Total	36	35	36
Less stacked vessels	6	2	7
Active vessels	30	33	29
Africa/Europe fleet:
Deepwater	42	44	43
Towing-supply	44	44	44
Other	38	44	38
Total	124	132	125
Less stacked vessel	34	9	24
Active vessels	90	123	101
Active owned or chartered vessels	181	245	197
Stacked vessels	87	28	73
Total owned or chartered vessels	268	273	270
Joint-venture and other	9	10	9
Total	277	283	279

Owned or chartered vessels include our stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics. The company had 89, 38 and 77 stacked vessels at June 30, 2016 and 2015 and March 31, 2016, respectively.

The following is a summary of net properties and equipment at June 30, 2016 and March 31, 2016:

	June 30, 2016		March 31, 2016
	Number	Carrying	Number	Carrying
	Of Vessels (B)	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	166	$2,424,039	180	$2,510,418
Stacked vessels	84	865,896	73	794,126
Marine equipment and other assets under construction		126,597		185,380
Other property and equipment (A)		58,904		61,367
Totals	250	$3,475,436	253	$3,551,291

(A)	Other property and equipment includes eight remotely operated vehicles.
(B)	Vessel count excludes vessels operated under sale leaseback agreements.

Vessel Dispositions

We seek opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the three months ended June 30:

	Three Months Ended
	June 30,
	2016	2015
Number of vessels disposed by vessel type:
Deepwater PSVs	1	—
Towing-supply vessels	4	—
Other	—	9
Total	5	9
Number of vessels disposed by segment:
Americas	4	3
Africa/Europe	1	6
Total	5	9

Vessel and Other Deliveries and Acquisitions

During the first quarter of fiscal 2017, we took delivery of two newly-built deepwater PSVs. One 310-foot, 6,100 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $52.3 million. One 262-foot, 4,400 DWT of cargo carrying capacity, deepwater PSVs was constructed at an international shipyard for a total cost of $17.3 million.

Vessel Commitments at June 30, 2016

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of June 30, 2016:

	Number				Amount	Remaining
	of	Shipyard	Delivery	Total	Invested	Balance
(In thousands)	Vessels	Location	Dates	Cost	6/30/16	6/30/16
Deepwater:
261-foot PSV	1	International	7/2016
292-foot PSV	1	International	4/2017
300-foot PSV	2	United States	1/2017, 5/2017
Total Deepwater PSVs	4			$181,615	123,696	57,919
Total vessel commitments	4			$181,615	123,696	57,919

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)	We are entitled to receive a refund of prior shipyard payments totaling approximately $17 million which would reduce the remaining balance of vessel commitments. See further discussion below.

In June 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, contracts for three 7,145 BHP towing-supply-class vessels were terminated, and the shipyard agreed with respect to these three cancelled contracts to (i) return to the company approximately $36 million in aggregate installment payments, (ii) terminate the company’s obligation to make any additional payments, and (iii) apply $3.5 million of accrued interest due to the company on the returned installment amounts to offset future installment obligations on other vessels at this shipyard. Of the total $36 million in returned installments, the shipyard returned $24 million in June 2015 and the remaining $12 million in July 2015. The company recorded an impairment charge of $0.8 million in the first quarter of fiscal 2016 to write off the amounts not recoverable from the shipyard with respect to these three vessels. The company applied the $3.5 million shipyard credit in the third quarter of fiscal 2016 as an offset to other payments made to the shipyard.

In September 2015, the company entered into additional settlement agreements with the same shipyard to resolve the remaining nine vessels (three additional 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 deadweight tons of cargo capacity, deepwater PSVs) then under construction. Under the settlement agreements, the company agreed to substantial discounts to the purchase price for four of these vessels. The company took delivery of one towing-supply-class vessel in September 2015, and another towing-supply-class vessel in January 2016. The company took delivery of one deepwater PSV in June 2016, and took delivery of a second deepwater PSV in July 2016. Under the September 2015 settlement agreements, the company received separate options, but not obligations to acquire, each of the remaining five vessels, with option dates expiring in October 2016. Under the terms of these options, if the company does not elect to take delivery of any of these vessels, (a) the company is entitled to receive the return of approximately $31 million in aggregate installment payments (representing installment payments made to date on these five vessels) together with interest on these installments of $3.7 million (which were issued to the company as “shipyard credits” and applied to future installment payments on the two PSVs to be delivered) and (b) the company will be relieved of the obligation to pay the shipyard the approximately $75 million in remaining construction payments. The purchase prices for each of the five vessels that are subject to options are unchanged by the settlement. The company declined to exercise the first of these options, and received $12 million in refunded payments in January 2016. The company recorded a $3.7 million “shipyard credit” in the December 2015 quarter as an offset against other payments made to the shipyard.

In connection with the delivery of the first deepwater PSV in June 2016, the company and the shipyard agreed that the final installment of approximately $2.5 million is deferred until October 2016. Likewise, in connection with the delivery of the second deepwater PSV in July 2016, the company and the shipyard agreed that the final installment of approximately $2.5 million is deferred until October 2016. If the company does not exercise any of the options on the remaining four vessels, then the $5 million owed by the company for these final installments will be offset against the return by the shipyard of the approximately $19.1 million in installment payments on the remaining four option vessels resulting in a net payment to the company of approximately $14.1 million. The remaining four option vessels are not included in the preceding table of vessel commitments as of June 30, 2016. Each settlement agreement (except for the agreement with respect to the towing-supply vessel delivered in September 2015) was entered into subject to the consent of the Bank of China, the issuer of the refundment guarantees on all nine vessels. The Bank of China subsequently issued consents for all eight remaining settlement agreements and issued refundment guarantees covering the payment made on the remaining vessels under construction at June 30, 2016.

In April 2015, the company entered into negotiations with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. In May 2015, the company settled these issues with the shipyard. Under the terms of the settlement, the company could elect to take delivery of one or both completed vessels at any time prior to June 30, 2016. That date was subject to two six month extension periods, each extension requiring the mutual consent of the company and the shipyard. If the company did not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company was entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company would be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. In June 2016, the shipyard returned to the company approximately $11.5 million (or $11.7 million owed less foreign taxes on interest totaling approximately $0.2 million). The company and shipyard agreed to permit the shipyard to continue to hold the remaining $0.25 million of installments and extend the option period for both vessels until December 31, 2016. The shipyard's obligation to return the $0.25 million (plus interest) if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of June 30, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of June 30, 2016.

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

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various remaining shipbuilding commitments:

	Quarter Ending
Vessel class and type	09/16	12/16	03/17	06/17
Deepwater PSVs	1	—	1	2
Totals	1	—	1	2
(In thousands) Expected quarterly cash outlay	$10,139	8,011	6,953	32,816

We believe we have sufficient liquidity and financial capacity to support the continued investment in the remaining vessels under construction. In recent years, we have funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. We have approximately $57.9 million in unfunded capital commitments associated with the four vessels under construction (approximately $41 million, net of $17 million of expected refunds from shipyards) at June 30, 2016.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016, consist of the following components:

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Personnel	$19,391	12%	27,518	9%	22,651	12%
Office and property	4,904	3%	7,382	2%	4,927	3%
Sales and marketing	1,312	1%	1,875	1%	1,196	1%
Professional services	9,411	6%	4,249	1%	4,706	2%
Other	2,029	1%	2,929	1%	3,494	2%
Total	$37,047	23%	43,953	14%	36,974	20%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters ended June 30, 2016 and 2015 and for the quarter ended March 31, 2016 were as follows:

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2016	%	2015	%	2016	%
Vessel operations	$25,916	70%	32,800	75%	27,045	73%
Other operating activities	638	2%	1,139	2%	947	3%
Corporate	10,493	28%	10,014	23%	8,982	24%
Total	$37,047	100%	43,953	100%	36,974	100%

General and administrative expenses during the quarter ended June 30, 2016 were 16%, or $6.9 million, lower than the same respective period in fiscal 2016. Overall decreases to personnel office and property and other general and administrative expenses are a result our continuing efforts to reduce overhead costs as a result of the downturn in the offshore oil services market and have included headcount reductions, shore-based office consolidations and decreases to incentive compensation. Increases in professional services are reflective of costs associated with our efforts to negotiate the terms of our bank and noteholder agreements and other consulting services.

Liquidity, Capital Resources and Other Matters

Under our principal credit arrangements, we are subject to a requirement that we maintain financial ratios of earnings before interest taxes depreciation and amortization (EBITDA) to interest expense and debt to total capitalization. Our current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. At June 30, 2016, our working capital deficit of $1.2 billion was the result of the reclassifications of long-term debt to current liabilities as more fully described in the following paragraphs.

Status of discussions with Lenders and Noteholders

The decrease in oil and gas prices that began in the second half of fiscal 2015 and continued throughout fiscal 2016 has led to materially lower levels of spending for offshore exploration and development by the company’s customers globally. In addition, newly constructed vessels have been delivered over the last several years, exacerbating weak vessel utilization. With reduced demand for offshore support vessels along with increased supply, the company has experienced a significant decline in the utilization of its vessels, average day rates received and vessel revenue. The company has implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore support vessel market and business outlook, has taken other steps to improve its financial position and liquidity.

At June 30, 2016, the company did not meet the 3.0x minimum interest coverage ratio covenant (the “minimum interest coverage ratio requirement”) contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). Failure to meet the minimum interest coverage ratio requirement would have resulted in covenant noncompliance; however, as discussed in more detail below, limited waivers were received. Noncompliance with this covenant would allow the respective lenders and/or the noteholders to declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt and/or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default. Please refer to Note (6) of Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note (5) of Notes to Consolidated Financial Statements included in Item 8 of the company’s Annual Report on Form 10-K for additional information regarding the company’s outstanding debt.

Given that the company expected it would not meet the minimum interest coverage ratio requirement set forth in the Bank Loan Agreement, the Troms Offshore Debt and the 2013 Note Agreement during fiscal 2017, which could result in the acceleration of the debt under these agreements and the company’s other Senior Notes, the report of the company's independent registered public accounting firm that accompanied the company’s audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “audit opinion”) contained an explanatory paragraph regarding the company’s ability to continue as a going concern.  Such going concern explanatory paragraph was required because the company’s internal forecast indicated that, within fiscal 2017, the company may no longer be in compliance with the minimum interest coverage ratio requirement.

In addition, the Bank Loan Agreement and the Troms Offshore Debt require that the company receive an unqualified audit opinion from an independent certified public accountant which shall not be subject to a going concern or similar modification. The failure to receive an audit opinion without any modification, in and of itself, is an event of default under these agreements which would allow the lenders to accelerate the indebtedness thereunder, the effect of which would be to likewise cause all of the company’s Senior Notes, which were issued in 2010, 2011 and 2013, to be in default. The explanatory paragraph in the audit opinion also references the audit opinion-related event of default under various borrowing arrangements as an uncertainty that raises substantial doubt about the company’s ability to continue as a going concern. As previously reported, the company obtained limited waivers from the necessary lenders which waived the unqualified audit opinion requirement until August 14, 2016.

Prior to the August 14, 2016 expiry of the limited waiver in regards to the audit opinion, the company obtained limited waivers from the necessary lenders and noteholders which extend the waiver of the unqualified audit opinion requirement and/or waive the minimum interest coverage ratio requirement until September 18, 2016.

As a result of the company’s failure to receive an audit opinion with no modifications from the company’s independent certified public accountants, and because the waivers are for a limited period that is less than one year, all of the company’s indebtedness has been reclassified as a current liability in the accompanying consolidated balance sheet since March 31, 2016.

The company continues to engage in discussions with its principal lenders and noteholders to amend the company’s various debt arrangements in advance of the expiration of the waivers on September 18, 2016.  The company believes that these discussions have been constructive and progress has been made in resolving several important issues, although other important issues remain to be resolved and no assurances can be given that they will be ultimately resolved.  Any such amendments would require successful negotiations with the company’s principal lenders and noteholders, and may  require the company to make certain concessions under the existing agreements, such as providing collateral to secure the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, repaying a portion of the indebtedness outstanding under the revolving portion of the Bank Loan Agreement, accepting a reduction in total borrowing capacity under the revolving credit facility, paying a higher rate of interest, issuing some form of equity or equity linked compensation enhancement, paying down a portion of the Troms Offshore Debt and/or Senior Notes, or some combination of the above. In addition, such amendments will need to address the audit opinion requirement of the Bank Loan Agreement and the Troms Offshore Debt (the waiver of which has been extended until September 18, 2016). Obtaining the covenant relief will require the company to reach an agreement that satisfies potentially divergent interests of its principal lenders and noteholders.

If any of its principal lenders or noteholders accelerate the company’s outstanding indebtedness, the company’s multiple borrowings will become immediately payable (as a result of cross default provisions), and the company will not have sufficient liquidity to repay those accelerated amounts. If the company is unable to reach an agreement with its principal lender and noteholders to address the potential defaults, the company would likely seek reorganization under Chapter 11 of the federal bankruptcy laws, which could include a restructuring of the company’s various debt obligations.

The company’s unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2016 were prepared assuming the company would continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.

Availability of Cash

At June 30, 2016, we had $668.7 million in cash and cash equivalents, of which $664.5 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce our available cash to fund our operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt that becomes due and required payments on remaining vessel construction commitments.

Indebtedness

Bank Loan Agreement. In May 2015, the company amended and extended its existing bank loan agreement. The amended bank loan agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of (i) a $600 million revolving credit facility and (ii) a $300 million term loan facility.

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

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at June 30, 2016 and $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2016. At June 30, 2016, the fair market value of the term loan was $287.4 million and the fair market value of the revolver approximated its carrying value. The company had no available capacity under the revolver at June 30, 2016 and March 31, 2016, respectively.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors on November 15, 2013. A summary of these outstanding notes at June 30, 2016 and March 31, 2016, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	7.2	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	274,187	342,746

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

August 2011 Senior Notes.  On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at June 30, 2016 and March 31, 2016, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	4.3	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	108,620	127,148

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes.  In fiscal 2011, the company executed an note purchase agreement and issued $425 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at June 30, 2016 and March 31, 2016, is as follows:

	June 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years	3.8	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding	264,479	302,832

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2016 and March 31, 2016, is an after-tax loss of $1.5 million ($1.5 million pre-tax), and $1.5 million ($2.4 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

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

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in January 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.41%).

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at June 30, 2016 and March 31, 2016 are as follows:

	June 30,	March 31,
(In thousands)	2016	2016
May 2015 notes (A):
Amount outstanding	$28,727	30,033
Fair value of debt outstanding (Level 2)	26,811	30,062
March 2015 notes (A):
Amount outstanding	$27,030	27,030
Fair value of debt outstanding (Level 2)	25,266	27,027

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

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at June 30, 2016 and March 31, 2016, and their U.S. dollar equivalents are as follows:

	June 30,	March 31,
(In thousands)	2016	2016
January 2014 notes (A)
NOK denominated	250,000	250,000
U.S. dollar equivalent	$29,879	30,207
Fair value in U.S. dollar equivalent (Level 2)	29,846	30,199
May 2012 notes (A):
NOK denominated	136,320	144,840
U.S. dollar equivalent	$16,293	17,500
Fair value in U.S. dollar equivalent (Level 2)	16,276	17,479

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

For updates on our discussions with lenders and noteholders please refer to the “Status of discussions with Lenders and Noteholders” section of Management’s Discussion and Analysis in this Report on Form 10-Q.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands)	2016	2015
Interest and debt costs incurred, net of interest capitalized	$16,954	13,182
Interest costs capitalized	1,393	2,944
Total interest and debt costs	$18,347	16,126

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  Consistent with this guidance, $8.0 million and $6.8 million are now presented as a reduction of debt as of June 30, 2016 and March 31, 2016, respectively.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended
	June 30,
(In thousands, except dividend per share)	2016	2015
Dividends declared	$—	11,340
Dividend per share	—	0.25

In January 2016, the company suspended the quarterly dividend program in order to preserve liquidity in an oilfield services market that has been negatively impacted by the precipitous drop in oil prices and corresponding reduction in global E&P spending.

Operating Activities

Net cash provided by (used in) operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by (used in) operating activities for the quarters ended June 30, is as follows:

(In thousands)	2016	Change	2015
Net loss	$(88,643)	(73,479)	(15,164)
Depreciation and amortization	44,552	(1,105)	45,657
Provision for deferred income taxes	—	(64)	64
Gain on asset dispositions, net	(5,643)	1,708	(7,351)
Asset impairments	36,886	21,928	14,958
Changes in operating assets and liabilities	(5,646)	(12,515)	6,869
Changes in due to/from affiliate, net	5,947	(35,355)	41,302
Other non-cash items	1,644	(4,718)	6,362
Net cash provided by (used in) operating activities	$(10,903)	(103,600)	92,697

Cash flows from operations decreased 111%, or $103.6 million, to $10.9 million used in operations during the quarter ended June 30, 2016 as compared to $92.7 million provided by operations during the quarter ended June 30, 2015 primarily due to a $73.5 million increase in our net loss during the first quarter of fiscal 2017 as compared to the same period of fiscal 2016. This increase in net loss is primarily due to lower revenues caused by the decline in offshore oil and gas exploration and drilling activity levels.

Additionally, the net reduction in the due to/from affiliate balance in the first quarter of fiscal 2017 was $35.4 million less than the net reduction in the due to/from affiliate balance in the first quarter of fiscal 2016 (though net cash from operations in the first quarter of fiscal 2017 and the first quarter of fiscal 2016 reflect a net reduction in the due to/from affiliate balance of $5.9 million and 41.3 million, respectively), primarily attributable to lower levels of cash collections received from our Angolan operation and growth in amounts due to our Angolan joint venture operation which is included within our Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Investing Activities

Net cash used in investing activities for quarters ended June 30, is as follows:

(In thousands)	2016	Change	2015
Proceeds from the sale of assets	$1,234	(3,942)	5,176
Additions to properties and equipment	(7,578)	85,020	(92,598)
Refunds from cancelled vessel construction contracts	11,515	(12,675)	24,190
Net cash provided by (used in) investing activities	$5,171	68,403	(63,232)

Investing activities for the three months ended June 30, 2016 provided $5.2 million of cash which is the result of the receipt of $11.5 million from a shipyard related to vessel contracts which were cancelled due to late delivery and proceeds received related to the sale of assets of $1.2 million. Cash used in the additions to properties and equipment were comprised of approximately $0.5 million in capitalized upgrades to existing vessels and equipment and $7.1 million for the construction of offshore support vessels. For further information regarding the amounts received from shipyards, refer to the “Vessels and Other Commitments” under Note (8) in the Notes to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing activities for the three months ended June 30, 2015 used $63.2 million of cash, which is primarily attributed to $92.6 million of additions to properties and equipment partially offset by refunds received from a shipyard related to vessel contracts which were cancelled due to late delivery. See “Vessels and Other Commitments” under Note (7) in the Notes to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additions to properties and equipment were comprised of approximately $3.8 million in capitalized upgrades to existing vessels and equipment, $88.1 million for the construction of offshore support vessels, and $0.7 million in other properties and equipment purchases.

Financing Activities

Net cash used in financing activities for the quarters ended June 30, is as follows:

(In thousands)	2016	Change	2015
Principal payment on long-term debt	(2,324)	21,338	(23,662)
Debt borrowings	—	(31,338)	31,338
Cash dividends	—	11,789	(11,789)
Other	(1,722)	(786)	(936)
Net cash used in financing activities	$(4,046)	1,003	(5,049)

Financing activities for the three months ended June 30, 2016 used $4 million of cash, primarily due to $2.3 million of scheduled semiannual principal payments on Troms debt.

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

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining four vessels currently under construction. We anticipate that we will use some portion of its future operating cash flows and available cash in order to complete the fleet renewal and modernization program. Refer to the “Vessel Commitments at June 30, 2016” section of Management’s Discussion and Analysis for more information on the status of vessels currently under construction.

We generally require shipyards to provide third party credit support in the event that vessels are not completed and delivered timely and in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by us and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions generally located in the country of the shipyard. While we seek to minimize our shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as our ability to pursue successfully legal action to compel payment of these instruments. When third party credit support that is acceptable to us is not available or cost effective, we endeavor to limit our credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

Brazilian Customs.  In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $48.2 million as of June 30, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeals allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of June 30, 2016). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court. If the Macae Customs Office were to prevail in the Brazil court action, the company would also be liable to pay substantial interest in the 3 million reais award. Fines totaling 30 million Brazilian reais (approximately $9.3 million as of June 30, 2016) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $37.9 million as of June 30, 2016) of the original 155 million Brazilian reais of fines are now formally resolved in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($17.5 million as of June 30, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $66.4 million as of June 30, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $37.7 million as of June 30, 2016.  Enforcement of the balance of the award ($28.7 million as of June 30, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year.  Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of June 30, 2016.

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

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $13 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $13 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed $5.3 million, 1.9 million Nigerian naira and 0.3 million GBP (aggregating to $5.5 million as of June 30, 2016) in damages and legal costs against Phoenix Tide’s two principals for their tortious interference. The company is seeking to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding more slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this $13 million receivable and believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

A discussion regarding our vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. We did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2016 except as noted below. The following table summarizes the changes to our consolidated contractual obligations as of June 30, 2016 for the remaining months of fiscal 2017, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	More Than 5 Years
Vessel construction obligations	$57,919	25,103	32,816	—	—	—	—
Total obligations	$57,919	25,103	32,816	—	—	—	—

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

As of June 30, 2016, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
Remaining nine months of 2017	$7,114	15,659	22,773
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$69,316	129,506	198,822

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission on May 26, 2016, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2016, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our newer technologically sophisticated vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels.

Environmental Compliance

During the ordinary course of business, our operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunction and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change however, and may impose increasingly strict requirements and, as such, the company cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.

We are also involved in various legal proceedings that relate to asbestos and other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. We are proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore-based locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if an accident were to occur.

In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.

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

Revolving Credit and Term Loan Agreement

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the company’s revolving credit and term loan agreement and outstanding senior notes.

At June 30, 2016, the company had a $300 million outstanding term loan borrowings and $600 million of revolver borrowings. At June 30, 2016, the fair market value of the term loan was $287.4 million and the fair market value of the revolver approximated its carrying value. A one percentage point change in the Eurodollar interest rate on the $300 million term loan and $600 million revolver at June 30, 2016 would change the company’s interest costs by approximately $9 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at June 30, 2016 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of June 30, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	274,187	261,223	288,024
August 2011	165,000	108,620	104,957	112,448
September 2010	382,500	264,479	256,726	272,560
Total	$1,047,500	647,286	622,906	673,032

Troms Offshore Debt

Troms Offshore had 386.3 million NOK, or $46.2 million, as well as $55.8 million of U.S. denominated outstanding fixed rate debt at June 30, 2016. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of June 30, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$101,929	98,120	98,078	106,440

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

As of June 30, 2016, Sonatide maintained the equivalent of approximately $117 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During the three months ended June 30, 2016, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $2.2 million, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $1.1 million, through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had three outstanding spot contracts at June 30, 2016, which had a notional value of $1 million and settled by July 1, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled by April 1, 2015.

At June 30, 2016, the company had 12 Norwegian kroner (NOK) forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (5). The forward contracts have expiration dates between July 2016 and November 2016. The combined change in fair value of the forward contracts was $0.4 million, all of which was recorded as a foreign exchange loss during the three months ended June 30, 2016, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding which had expiration dates between July 1, 2016 and November 10, 2016. The combined change in fair value of the outstanding forward contracts was $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2016, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act'), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($17.5 million as of June 30, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $66.4 million as of June 30, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $37.7 million as of June 30, 2016.  Enforcement of the balance of the award ($28.7 million as of June 30, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year.  Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of June 30, 2016.

Nigeria Marketing Agent Litigation

In October 2012, Tidewater Inc. notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and OlutokunboAfolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $13 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to Tidewater for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $13 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed $5.3 million, 1.9 million Nigerian naira and 0.3 million GBP (aggregating to $5.5 million as of June 30, 2016) in damages and legal costs against Phoenix Tide’s two principals for their tortious interference. The company is seeking to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding more slowly and all preliminary rulings by Nigerian courts are presently under appeal.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission on May 26, 2016.

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

TIDEWATER INC.
(Registrant)

Date: August 9, 2016	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 9, 2016	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2016	/s/ Craig J. Demarest
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

10.1*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal 2017.

10.2*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal 2017.

10.3*+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2017.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement