Form 10-Q
period 2016-09-30
TIDEWATER INC
filed 2016-11-08
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

47,068,079 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 21, 2016.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	September 30,	March 31,
ASSETS	2016	2016
Current assets:
Cash and cash equivalents	$674,923	678,438
Trade and other receivables, net	209,850	228,113
Due from affiliate	300,757	338,595
Marine operating supplies	31,124	33,413
Other current assets	31,874	44,755
Total current assets	1,248,528	1,323,314
Investments in, at equity, and advances to unconsolidated companies	38,200	37,502
Properties and equipment:
Vessels and related equipment	4,486,959	4,666,749
Other properties and equipment	78,459	92,065
	4,565,418	4,758,814
Less accumulated depreciation and amortization	1,253,851	1,207,523
Net properties and equipment	3,311,567	3,551,291
Other assets	89,967	71,686
Total assets	$4,688,262	4,983,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,231	49,130
Accrued expenses	76,085	91,611
Due to affiliate	175,925	187,971
Accrued property and liability losses	3,602	3,321
Current portion of long-term debt	2,041,367	2,045,516
Other current liabilities	60,345	74,825
Total current liabilities	2,421,555	2,452,374
Deferred income taxes	48,204	34,841
Accrued property and liability losses	11,210	9,478
Other liabilities and deferred credits	164,530	181,546

Commitments and Contingencies (Note 8)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,068,079 shares at September 30, 2016 and 47,067,715 shares at March 31, 2016	4,707	4,707
Additional paid-in capital	169,443	166,604
Retained earnings	1,867,701	2,135,075
Accumulated other comprehensive loss	(6,443)	(6,866)
Total stockholders’ equity	2,035,408	2,299,520
Noncontrolling Interests	7,355	6,034
Total equity	2,042,763	2,305,554
Total liabilities and equity	$4,688,262	4,983,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Vessel revenues	$139,361	264,131	301,791	562,444
Other operating revenues	4,361	7,792	9,856	14,253
	143,722	271,923	311,647	576,697
Costs and expenses:
Vessel operating costs	87,094	158,612	195,968	337,893
Costs of other operating revenues	3,423	6,102	7,326	11,846
General and administrative	32,954	37,286	70,001	81,239
Vessel operating leases	8,441	8,441	16,882	16,884
Depreciation and amortization	43,845	45,979	88,397	91,636
Gain on asset dispositions, net	(6,253)	(6,111)	(11,896)	(13,462)
Asset impairments	129,562	31,672	166,448	46,630
Restructuring charge	—	7,586	—	7,586
	299,066	289,567	533,126	580,252
Operating loss	(155,344)	(17,644)	(221,479)	(3,555)
Other income (expenses):
Foreign exchange gain (loss)	(2,539)	844	(5,272)	(3,289)
Equity in net earnings (losses) of unconsolidated companies	1,313	(2,919)	1,312	(5,360)
Interest income and other, net	992	355	2,168	1,145
Interest and other debt costs, net	(18,477)	(13,247)	(35,431)	(26,429)
	(18,711)	(14,967)	(37,223)	(33,933)
Loss before income taxes	(174,055)	(32,611)	(258,702)	(37,488)
Income tax expense	3,568	11,388	7,564	21,675
Net Loss	$(177,623)	(43,999)	(266,266)	(59,163)
Less: Net income (loss) attributable to noncontrolling interests	867	(164)	1,321	(276)
Net loss attributable to Tidewater Inc.	$(178,490)	(43,835)	(267,587)	(58,887)
Basic loss per common share	$(3.79)	(0.93)	(5.69)	(1.25)
Diluted loss per common share	$(3.79)	(0.93)	(5.69)	(1.25)
Weighted average common shares outstanding	47,067,864	46,942,950	47,067,790	46,962,242
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	47,067,864	46,942,950	47,067,790	46,962,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(177,623)	(43,999)	(266,266)	(59,163)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0, $0 and $0	119	(627)	280	(679)
Amortization of loss on derivative contract, net of tax of $0, $0, $0 and $0	72	180	143	359
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and $0	—	—	—	70
Total comprehensive loss	$(177,432)	(44,446)	(265,843)	(59,413)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(266,266)	(59,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,397	91,636
Provision for deferred income taxes	—	128
Gain on asset dispositions, net	(11,896)	(13,462)
Asset impairments	166,448	46,630
Equity in earnings (losses) of unconsolidated companies, less dividends	(1,659)	6,424
Compensation expense - stock-based	2,628	6,614
Changes in assets and liabilities, net:
Trade and other receivables	18,263	30,891
Changes in due to/from affiliate, net	25,792	53,769
Marine operating supplies	2,289	11,370
Other current assets	(1,827)	(3,681)
Accounts payable	9,671	5,228
Accrued expenses	(16,386)	(13,512)
Accrued property and liability losses	281	(212)
Other current liabilities	(9,716)	(6,011)
Other liabilities and deferred credits	(5,173)	2,594
Other, net	(1,448)	4,648
Net cash provided by (used in) operating activities	(602)	163,891
Cash flows from investing activities:
Proceeds from sales of assets	1,839	6,133
Additions to properties and equipment	(9,509)	(138,990)
Refunds from cancelled vessel construction contracts	11,515	36,190
Net cash provided by (used in) investing activities	3,845	(96,667)
Cash flows from financing activities:
Principal payment on long-term debt	(5,036)	(64,374)
Debt borrowings	—	31,338
Cash dividends	—	(23,579)
Other	(1,722)	(961)
Net cash used in financing activities	(6,758)	(57,576)
Net change in cash and cash equivalents	(3,515)	9,648
Cash and cash equivalents at beginning of period	678,438	78,568
Cash and cash equivalents at end of period	$674,923	88,216
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$34,209	24,894
Income taxes	$16,790	27,853
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$10,477	1,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at March 31, 2016	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(267,587)	423	1,321	(265,843)
Stock option activity	—	577	—	—	—	577
Cancellation of restricted stock awards	—	—	213	—	—	213
Amortization/cancellation of restricted stock units	—	2,262	—	—	—	2,262
Balance at September 30, 2016	$4,707	169,443	1,867,701	(6,443)	7,355	2,042,763

Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(58,887)	(250)	(276)	(59,413)
Stock option activity	—	421	—	—	—	421
Cash dividends declared ($.50 per share)	—	—	(23,154)	—	—	(23,154)
Amortization of restricted stock units	1	5,186	—	—	—	5,187
Amortization/cancellation of restricted stock awards	(7)	243	—	—	—	236
Balance at September 30, 2015	$4,697	165,790	2,248,182	(20,628)	5,951	2,403,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on May 26, 2016. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q, unless otherwise stated.

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

The company made certain reclassifications to prior period amounts to conform to the current year presentation, specifically, a modification to the company’s reportable segments (refer to Note 12) and the adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs (refer to Note 6). These reclassifications did not have a material effect on the condensed consolidated statements of earnings, balance sheets or cash flows.

(2)STATUS OF DISCUSSIONS WITH LENDERS AND NOTEHOLDERS

Please refer to Note (6) of Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note (5) of Notes to Consolidated Financial Statements included in Item 8 of the company’s Annual Report on Form 10-K for the year ended March 31, 2016 for additional information regarding the company’s outstanding debt.

The decrease in oil and gas prices that began in the second half of fiscal 2015 and continued throughout fiscal 2016 has led to materially lower levels of spending for offshore exploration and development by the company’s customers globally. In addition, newly constructed vessels have been delivered over the last several years, exacerbating weak vessel utilization. With reduced demand for offshore support vessels along with a higher number of newer generation vessels, the company has experienced a significant decline in the utilization of its vessels, average day rates received and vessel revenue. The company has implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore support vessel market and business outlook, continues its efforts to reduce its operating costs and preserve its liquidity.

At June 30, 2016 and September 30, 2016, the company did not meet the 3.0x minimum interest coverage ratio covenant (the “minimum interest coverage ratio requirement”) contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). Failure to meet the minimum interest coverage ratio requirement would have resulted in covenant noncompliance; however, as discussed in more detail below, limited waivers were received. Without these limited waivers, the respective lenders and/or the noteholders would have had the ability to declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt and/or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default.

The company’s bank loans and its notes are linked together by cross-default provisions, such that if either the lenders or the noteholders declare the loans or notes to be in default, the other indebtedness likewise will be in default, and all of the debt at that time may be accelerated if the majority of lenders or noteholders under the respective debt agreements elect to accelerate. If the company is not in compliance with covenants set forth in the agreements evidencing these debt obligations, and such non-compliance is not waived, then the holders of a majority of loans may declare the bank loans to be in default, and the holders of a majority in principal amount of any of the three classes of the company’s notes may declare that class of notes to be in default. In such event, all of our indebtedness would be accelerated, and the company will not have sufficient liquidity to repay those accelerated amounts. The decision as to whether to accelerate the debt upon the company’s non-compliance with the debt covenants lies with the lenders and noteholders.

While the company is continuing to work toward amendments to its various debt arrangements that will be acceptable to all parties, there is a possibility that the lenders, noteholders and the company will not be able to negotiate new debt terms that are acceptable to all parties, in which case the company will likely seek reorganization under Chapter 11 of the federal bankruptcy laws, which could include a restructuring of the company’s various debt obligations and could place equity holders at significant risk of losing some or all of their interests in the company.

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

In addition, the Bank Loan Agreement and the Troms Offshore Debt require that the company receive an unqualified audit opinion from an independent certified public accountant that is not subject to a going concern or similar modification. The inability of the company to obtain an audit opinion without any modification is an independent event of default under these agreements which would allow the lenders to accelerate the indebtedness thereunder, the effect of which would be to likewise cause all of the company’s Senior Notes to be in default. The explanatory paragraph in the audit opinion also references the audit opinion-related event of default under various borrowing arrangements as an uncertainty that raises substantial doubt about the company’s ability to continue as a going concern. As a result of the company’s failure to receive an audit opinion with no modifications from the company’s independent certified public accountants, and because the waivers are for a limited period that is less than one year, all of the company’s indebtedness has been classified as a current liability in the accompanying consolidated balance sheet since March 31, 2016.

As previously reported, the company obtained limited waivers from the necessary lenders which waived the unqualified audit opinion requirement and/or waived the minimum interest coverage ratio requirement until October 21, 2016.  Prior to the October 21, 2016 expiry of such limited waivers, the company obtained limited waivers from the necessary lenders and noteholders which extend the waiver of the unqualified audit opinion requirement and/or waive the minimum interest coverage ratio requirement until November 11, 2016.

The company continues to engage in discussions with its principal lenders and noteholders to amend the company’s various debt arrangements in advance of the expiration of the waivers on November 11, 2016.  In its October 21, 2016 press release announcing the most recent extension, the company reported that recent industry data, including data regarding projected levels of offshore drilling activity, a primary driver of activity within the offshore service vessel industry, had led the company to conclude that important debt terms will require further negotiation. Such negotiations, if successfully concluded, would require the company to make certain concessions under the existing agreements, such as providing collateral to secure the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, repaying a portion of the indebtedness outstanding under the Bank Loan Agreement, accepting a reduction in total borrowing capacity under the revolving credit facility, paying a higher rate of interest, issuing some form of equity or equity linked compensation enhancement, paying down a portion of the Troms Offshore Debt and/or Senior Notes, or some combination of the above. In addition, such amendments will need to address the audit opinion requirement of the Bank Loan Agreement and the Troms Offshore Debt (the waiver of which has been extended until November 11, 2016). Obtaining the covenant relief will require the company to reach an agreement that satisfies potentially divergent interests of its principal lenders and noteholders.

The company’s unaudited condensed consolidated financial statements as of and for the quarter and six months ended September 30, 2016 were prepared assuming the company would continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except dividend per share)	2016	2015	2016	2015
Dividends declared	$—	11,814	—	23,154
Dividend per share	—	0.25	—	0.50

In January 2016, the company suspended the quarterly dividend program in order to preserve liquidity.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters and six month periods ended September 30, 2016 and 2015 are as follows:

	For the quarter ended September 30, 2016					For the six months ended September 30, 2016
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	6/30/16	in OCI	net income	OCI	9/30/16	3/31/16	in OCI	net income	OCI	9/30/16
Available for sale securities	(47)	79	40	119	72	(208)	138	142	280	72
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	4,683	—	—	—	4,683	4,683	—	—	—	4,683
Interest rate swaps	(1,459)	—	72	72	(1,387)	(1,530)	—	143	143	(1,387)
Total	(6,634)	79	112	191	(6,443)	(6,866)	138	285	423	(6,443)

	For the quarter ended September 30, 2015					For the six months ended September 30, 2015
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	6/30/15	in OCI	net income	OCI	9/30/15	3/31/15	in OCI	net income	OCI	9/30/15
Available for sale securities	183	(690)	63	(627)	(444)	235	(804)	125	(679)	(444)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(9,059)	—	—	—	(9,059)	(9,129)	70	—	70	(9,059)
Interest rate swaps	(1,494)	—	180	180	(1,314)	(1,673)	—	359	359	(1,314)
Total	(20,181)	(690)	243	(447)	(20,628)	(20,378)	(734)	484	(250)	(20,628)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters and six month periods ended September 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	September 30,		September 30		Affected line item in the condensed
(In thousands)	2016	2015	2016	2015	consolidated statements of income
Realized gains on available for sale securities	$40	97	142	192	Interest income and other, net
Amortization of interest rate swap	72	277	143	552	Interest and other debt costs
Total pre-tax amounts	112	374	285	744
Tax effect	—	131	—	260
Total gains for the period, net of tax	$112	243	285	484

(4)INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three and six-month periods ended September 30, 2016.

Income tax expense for the three and six-month periods ended September 30, 2016 primarily reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at September 30, 2016 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

September 30,
(In thousands)	2016
Tax liabilities for uncertain tax positions	$14,189
Income tax payable	21,505

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2016, are as follows:

September 30,
(In thousands)	2016
Unrecognized tax benefit related to state tax issues	$11,992
Interest receivable on unrecognized tax benefit related to state tax issues	44

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company contributed $3 million to the pension plan during the quarter and six-month period ended September 30, 2016. The company currently does not expect to contribute to the pension plan during the remaining quarters of fiscal 2017. The company did not contribute to the plan during the quarter and six months ended September 30, 2015.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established to fund the obligations of the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not the company’s stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed approximately $0.1 million to the supplemental plan during the quarter and six-month period ended September 30, 2016, and expects to contribute less than $0.1 million to the supplemental plan during the remaining quarters of fiscal 2017. The company did not contribute to the supplemental plan during the six-month period ended September 30, 2015.

Investments held in the Rabbi Trust are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2016 and March 31, 2016:

	September 30,	March 31,
(In thousands)	2016	2016
Investments held in Rabbi Trust	$8,896	8,811
Unrealized losses in fair value of trust assets	72	(208)
Unrealized losses in fair value of trust assets are net of income tax expense of	—	(168)
Obligations under the supplemental plan	25,739	25,072

To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in accrued expenses and other liabilities and deferred credits on the consolidated balance sheet.

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

On November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017.  The plan amendment resulted in a $0.8 million and $1.7 million increase in net periodic postretirement benefit, which reduced pension expense during the quarter and six-month period ended September 30, 2016, respectively, as compared to the same periods during fiscal 2016. The medical coverage remains unchanged for participants under age 65.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Pension Benefits:
Service cost	$254	234	506	468
Interest cost	941	935	1,882	1,870
Expected return on plan assets	(548)	(530)	(1,097)	(1,060)
Administrative expenses	2	—	4	—
Amortization of prior service cost	—	9	—	18
Recognized actuarial loss	446	567	892	1,134
Net periodic benefit cost	$1,095	1,215	2,187	2,430
Other Benefits:
Service cost	$20	75	40	150
Interest cost	50	211	100	421
Amortization of prior service cost	(1,086)	(510)	(2,172)	(1,021)
Recognized actuarial benefit	(285)	(245)	(570)	(489)
Net periodic benefit cost	$(1,301)	(469)	(2,602)	(939)

(6)	INDEBTEDNESS

U.S. Dollar Denominated Debt

The following is a summary of debt outstanding at September 30, 2016 and March 31, 2016:

	September 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Bank loan agreement:
Term loan (A)	$300,000	300,000
Fair value term loan outstanding (Level 2)	195,000	300,000
Revolving line of credit (A) (B)	600,000	600,000
Fair value revolving line of credit outstanding (Level 2)	390,000	600,000
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years (C)	6.9	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$325,000	342,746
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years (C)	4.1	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$107,250	127,148
September 2010 senior unsecured notes:
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years (C)	3.6	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding (Level 2)	$248,625	302,832
May 2015 4.22% notes (D):
Amount outstanding	$28,727	30,033
Fair value of debt outstanding (Level 2)	27,484	30,062
March 2015 4.21% notes (D):
Amount outstanding	$25,802	27,030
Fair value of debt outstanding (Level 2)	24,652	27,027

(A)	The fair value of the term loan and the revolving line of credit approximated their carrying values at March 31, 2016.
(B)	The revolver was fully utilized at September 30, 2016 and March 31, 2016, respectively.
(C)	Weighted average remaining life in years is based on stated maturities; however, all of the company’s indebtedness has been reclassified as current since March 31, 2016.
(D)	Troms Offshore debt requires semi-annual principal payments and has a 12 year maturity.

As of September 30, 2016 the company was in compliance with the debt to capital ratios set forth in its debt facilities and note indentures; however, the company was out of compliance with the 3.0x minimum interest coverage ratio requirement contained in its Revolving Line of Credit and Term Loan Agreement, 2013 Note Agreement and Troms Offshore Debt. Refer to further discussion of this matter in Note (2) in this Quarterly Report on Form 10-Q.

Norwegian Kroner Denominated Debt

The following is a summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at September 30, 2016 and March 31, 2016, and their U.S. dollar equivalents:

	September 30,	March 31,
(In thousands)	2016	2016
January 2014 3.81% notes (A):
NOK denominated	237,500	250,000
U.S. dollar equivalent	$29,745	30,207
Fair value in U.S. dollar equivalent (Level 2)	28,460	30,199
May 2012 5.38% notes (A):
NOK denominated	136,320	144,840
U.S. dollar equivalent	$17,073	17,500
Fair value in U.S. dollar equivalent (Level 2)	16,408	17,479

(A)	Troms Offshore debt requires semi-annual principal payments and has a 12 year maturity.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters and six-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Interest and debt costs incurred, net of interest capitalized	$18,477	13,247	35,431	26,429
Interest costs capitalized	1,101	2,823	2,494	5,767
Total interest and debt costs	$19,578	16,070	37,925	32,196

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Consistent with this guidance, $7.5 million and $6.8 million have been reclassified from other assets and are now presented as a reduction of debt as of September 30, 2016 and March 31, 2016, respectively.

(7)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters and the six-month periods ended September 30, 2016 and 2015 are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net loss available to common shareholders	$(178,490)	(43,835)	(267,587)	(58,887)
Weighted average outstanding shares of common stock, basic	47,067,864	46,942,950	47,067,790	46,962,242
Dilutive effect of options and restricted stock awards and units	—	—	—	—
Weighted average common stock and equivalents	47,067,864	46,942,950	47,067,790	46,962,242

Loss per share, basic (A)	$(3.79)	(0.93)	(5.69)	(1.25)
Loss per share, diluted (B)	$(3.79)	(0.93)	(5.69)	(1.25)
Additional information:
Antidilutive incremental options and restricted stock awards and units	525,161	317,518	508,989	306,727

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.
(B)

The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”. As a result of the net losses incurred, the company has excluded the antidilutive effect of incremental share equivalents related to options, restricted stock awards and restricted stock units from the “Loss per share, diluted” calculation for the quarters and six month periods ended September 30, 2016 and 2015.

(8)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of September 30, 2016:

	Number		Invested	Remaining
	of	Total	Through	Balance
(In thousands, except vessel count)	Vessels	Cost	9/30/16	9/30/16
Vessels under construction (A):
Deepwater PSVs	3	$163,657	115,683	47,974
Total vessel commitments (B)	3	$163,657	115,683	47,974

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)	The company is entitled to receive a refund of prior shipyard payments totaling $14.3 million which would reduce the remaining balance of vessel commitments. See further discussion below.

The company has approximately $48 million in unfunded capital commitments associated with the three vessels under construction (approximately $33.7 million net of $14.3 million of expected refunds from shipyards) at September 30, 2016. The total cost of the three new-build vessels includes contract costs and other incidental costs. At September 30, 2016, three deepwater platform supply vessels (PSVs), each with between 4,700 and 5,400 deadweight tons (DWT) of cargo capacity, were under construction at different shipyards around the world. The deliveries of the remaining three new-build vessels are currently expected between February and June 2017.

In June and September of 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, (a) the company took delivery of two towing-supply-class vessels and two PSVs at discounted purchase prices, (b) contracts for the four remaining towing-supply-class vessels were terminated and installment payments were returned to the company and (c) the company received options (but not obligations) to acquire the four remaining PSVs. As previously reported, the company owed $5.1 million in installments on two of the PSVs previously delivered by this shipyard as of March 31, 2016. The shipyard agreed to allow the company to offset the $5.1 million in obligations against the $19.1 million refund owed to the company. In October 2016, the company notified the shipyard that it would not be exercising the four remaining options and requested the return of the $14 million in installments on these four PSVs and the company anticipates receiving a net payment from the shipyard in November 2016 as a result of the company not exercising the four options.  The four option vessels are not included in the preceding table of vessel commitments as of September 30, 2016. The return of the installments on the four PSVs is secured by Bank of China refundment guarantees.

As a result of these settlements, in fiscal 2016, the company (a) received cash returned by the shipyard of $36 million, (b) terminated its obligation to make any additional payments of approximately $50 million, (c) used $3.5 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard, and (d) recorded an impairment charge of $0.8 million to write off the amounts not recoverable from the shipyard. In fiscal 2017, the company (w) will receive cash from the shipyard of approximately $26 million, (x) terminated its obligation to make any additional payments of approximately $35 million and (y) used $3.8 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard. The company anticipates that there will be no further payments, credits or charges under the settlement agreements after the $14 million net payment described above is made by the shipyard.

In May 2015, the company entered into a settlement agreement with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. Under the terms of the settlement, the company could elect to take delivery of one or both completed vessels at any time prior to June 30, 2016.  If the company did not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company was entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company would be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. In June 2016, the shipyard returned to the company approximately $11.5 million (or $11.7 million owed less foreign taxes on interest totaling approximately $0.2 million). The company and shipyard agreed to permit the shipyard to continue to hold the remaining $0.25 million of installments and extend the option period for both vessels until December 31, 2016. The shipyard's obligation to return the $0.25 million (plus interest) if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of September 30, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of September 30, 2016.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. Based on recent communications with our partner and the appropriate ministry in Luanda, we remain hopeful that the Angolan entity will be incorporated in calendar 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola are significant. As the company has previously reported, beginning July 1, 2013, oil companies engaged in exploration and production activities offshore Angola through governmental concessions are required to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. Angolan law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. As a result substantial customer payments are made to Sonatide in Angolan kwanzas. The conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds is a cumbersome process, causing payment delays and additional operating costs. In addition, through the company’s 49% ownership of Sonatide, the company had recognized foreign exchange losses. The payment process exposes Sonatide, and through the company’s 49% ownership of Sonatide, the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and, potentially, additional taxes. These effects complicate the ability of the company to manage its cash and liquidity.

The company and Sonangol responded to these laws by executing an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that are permitted to be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement . If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new split billing arrangement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split billing arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The split billing arrangements entered into with customers prior to the expiration of the consortium agreement remain in force by way of addenda or extensions to the previously executed contracts.

The National Bank of Angola has also adopted regulations controlling the sale of foreign currency. These regulations generally require that in those situations where oil companies are required to use Angolan kwanza to pay for goods and services provided by foreign exchange resident oilfield service companies, they must purchase those Angolan kwanza from the National Bank of Angola. These foreign exchange resident oilfield services companies, in turn, generally need U.S. dollars to pay for goods and services provided offshore.  The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. An equivalent amount of U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain.  If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the six months ended September 30, 2016, the company collected (primarily through Sonatide) approximately $69 million from its Angolan operations. Of the $69 million collected, approximately $63 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $6 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to facilitate payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $37 million during the six months ended September 30, 2016 through netting transactions based on an agreement with the joint venture.

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

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of September 30, 2016, the company had approximately $300 million in amounts due from Sonatide, with approximately $95 million of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $95 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the six months ended September 30, 2016, the company’s Angolan operations generated vessel revenues of approximately $71.4 million, or 24%, of its consolidated vessel revenue, from an average of approximately 59 company-owned vessels that are marketed through the Sonatide joint venture (17 of which were stacked on average during the six months ended September 30, 2016), and, for the six months ended September 30, 2015, generated vessel revenues of approximately $124 million, or 22%, of consolidated vessel revenue, from an average of approximately 68 company-owned vessels (eleven of which were stacked on average during the six months ended September 30, 2015).

Sonatide owns seven vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). In addition, as of September 30, 2016, Sonatide maintained the equivalent of approximately $95 million of primarily kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $8 million of U.S. dollar-denominated deposits in banks outside of Angola. As of September 30, 2016 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $38 million and $37 million, respectively.

Due from affiliate at September 30, 2016 and March 31, 2016 of approximately $300 million and $339 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at September 30, 2016 and March 31, 2016 of approximately $176 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The Angolan government enacted a statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The additional surcharge has not been imposed on any Sonatide transactions to date. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. It is unlikely that the company will have the ability to mitigate completely the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

The Angolan government enacted a new statute, which came into effect on July 1, 2016, for a new special contribution on certain banking transactions that imposes a 0.1% tax on the value of all debit transactions from customer’s accounts.  The new tax has been imposed on Sonatide’s banking transactions. The relationship between this new tax and the 2015 surcharge is not yet clear.  The new tax is not expected to materially impact the financial results of Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the six months ended September 30, 2016 and year ended March 31, 2016 has resulted in a net 17 and 23 vessels transferred out of Angola, respectively.

The redeployment of additional vessels from Angola to other markets often results in the company incurring mobilization costs and costs to redeploy the company’s shore-based employees to other areas, and experiencing lost revenues associated with potential downtime between vessel contracts. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $47.5 million as of September 30, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $1 million as of September 30, 2016). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court. If the Macae Customs Office were to prevail in the Brazil court action, the company would also be liable to pay substantial interest in the 3 million reais award. Fines totaling 30 million Brazilian reais (approximately $9.2 million as of September 30, 2016) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $37.4 million as of September 30, 2016) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our most recent filings with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flagged vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries for additional vessels, we do not yet know the final magnitude of duties, civil penalties, fines and interest associated with amending the entries for these vessels.  It is also possible that CBP may seek to impose civil penalties, fines or interest in connection with amended forms already submitted.

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

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($18.2 million as of September 30, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $67.1 million as of September 30, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $38.2 million as of September 30, 2016. Enforcement of the balance of the award ($28.9 million as of September 30, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year. Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of September 30, 2016.

Nigeria Marketing Agent Litigation

In October 2012, the company notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $12 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to the company for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $12 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed $5.3 million, 1.9 million Nigerian naira and 0.3 million GBP (aggregating to $5.5 million as of September 30, 2016) in damages and legal costs against Phoenix Tide’s two principals for their tortious interference. The company is seeking to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this $12 million receivable and believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company’s supplemental plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value (NAV) per share expedient.

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of September 30, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities:
Common stock	$3,631	3,631	—	—	—
Foreign stock	133	133	—	—	—
American depository receipts	1,345	1,345	—	—	—
Preferred American depository receipts	18	18	—	—	—
Real estate investment trusts	21	21	—	—	—
Debt securities:
Government debt securities	1,597	826	771	—	—
Open ended mutual funds	1,682	—	—	—	1,682
Cash and cash equivalents	394	53	326	—	15
Total	$8,821	6,027	1,097	—	1,697
Other pending transactions	75	75	—	—	—
Total fair value of plan assets	$8,896	6,102	1,097	—	1,697

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of March 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities:
Common stock	$3,290	3,290	—	—	—
Foreign stock	159	159	—	—	—
American depository receipts	1,311	1,311	—	—	—
Preferred American depository receipts	13	13	—	—	—
Real estate investment trusts	61	61	—	—	—
Debt securities:
Government debt securities	1,711	972	739	—	—
Open ended mutual funds	1,663	—	—	—	1,663
Cash and cash equivalents	343	13	282	—	48
Total	$8,551	5,819	1,021	—	1,711
Other pending transactions	260	291	(49)	—	18
Total fair value of plan assets	$8,811	6,110	972	—	1,729

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

The company had one outstanding spot contract at September 30, 2016, which had a notional value of $0.8 million and settled October 3, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled April 1, 2016.

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

At September 30, 2016, the company had one Norwegian kroner (NOK) forward contract outstanding, which is generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (6). The forward contract has an expiration of November 2016. The combined change in fair value of the forward contracts active during the six months ended September 30, 2016 was $0.1 million, all of which was recorded as a foreign exchange gain  because the forward contract did not qualify as hedge instruments. All changes in the fair value of the forward contract were recorded in earnings.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding which had expiration dates between July 1, 2016 and November 10, 2016. The combined change in fair value of the outstanding forward contracts during the fiscal year ended March 31, 2016 was $0.1 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$631,138	631,138	—	—
Total fair value of assets	$631,138	631,138	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$643,770	643,770	—	—
Total fair value of assets	$643,770	643,770	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (15).

(10)	OTHER CURRENT ASSETS, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at September 30, 2016 and March 31, 2016 is as follows:

	September 30,	March 31,
(In thousands)	2016	2016
Deposits on vessel construction options (A)	$13,474	30,285
Deposits - general	8,656	8,076
Prepaid expenses	9,744	6,394
Total other current assets	$31,874	44,755

(A)	Refer to Note (8) for additional discussion regarding the vessels under construction with option agreements.

A summary of other assets at September 30, 2016 and March 31, 2016 is as follows:

	September 30,	March 31,
(In thousands)	2016	2016
Recoverable insurance losses	$11,144	9,412
Deferred income tax assets	46,868	33,505
Savings plans and supplemental plan	14,546	14,472
Other	17,409	14,297
Total other assets	$89,967	71,686

A summary of accrued expenses at September 30, 2016 and March 31, 2016 is as follows:

	September 30,	March 31,
(In thousands)	2016	2016
Payroll and related payables	$12,248	12,864
Commissions payable	3,722	7,193
Accrued vessel expenses	37,639	45,838
Accrued interest expense	15,231	15,120
Other accrued expenses	7,245	10,596
Total accrued expenses	$76,085	91,611

A summary of other current liabilities at September 30, 2016 and March 31, 2016 is as follows:

	September 30,	March 31,
(In thousands)	2016	2016
Taxes payable	$35,299	45,854
Deferred gain on vessel sales - current	23,798	23,798
Other	1,248	5,173
Total other current liabilities	$60,345	74,825

A summary of other liabilities and deferred credits at September 30, 2016 and March 31, 2016 is as follows:

	September 30,	March 31,
(In thousands)	2016	2016
Postretirement benefits liability	$1,872	4,755
Pension liabilities	39,106	41,690
Deferred gain on vessel sales	100,822	112,721
Other	22,730	22,380
Total other liabilities and deferred credits	$164,530	181,546

(11)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This new guidance is effective for the company in the first quarter of fiscal year 2018. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain specific types of cash receipts in the statement of cash flows with the intent of reducing diversity in practice. This new guidance is effective for the company in the first quarter of fiscal year 2018. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issues ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this new guidance an entity recognizes all excess tax benefits and deficiencies as income tax expense or benefit in the income statement. This new guidance is effective for the company in the first quarter of fiscal year 2017. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The new guidance is effective for the company in the first quarter of fiscal year 2020 and will be applied on a modified retrospective basis beginning with the earliest period presented. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

At the beginning of fiscal 2017 the company’s operations in the Mediterranean Sea (based in Egypt) were transitioned from the company’s previously disclosed Middle East/North Africa operations and included with the company’s previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, the company now discloses these new segments as Middle East and Africa/Europe, respectively. The company’s Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Fiscal 2016 amounts have been recast to conform to the new segment alignment.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2016 and 2015. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Vessel revenues:
Americas	$53,125	89,210	113,733	203,382
Asia/Pacific	6,110	32,173	14,031	60,110
Middle East	23,474	28,684	47,676	60,937
Africa/Europe	56,652	114,064	126,351	238,015
	139,361	264,131	301,791	562,444
Other operating revenues	4,361	7,792	9,856	14,253
	$143,722	271,923	311,647	576,697
Vessel operating profit (loss):
Americas	$(1,177)	8,812	(5,503)	32,651
Asia/Pacific	(6,096)	6,168	(11,670)	7,918
Middle East	925	244	892	4,248
Africa/Europe	(14,072)	10,518	(27,381)	15,965
	(20,420)	25,742	(43,662)	60,782
Other operating loss	(1,012)	(658)	(1,439)	(2,494)
	(21,432)	25,084	(45,101)	58,288

Corporate general and administrative expenses	(10,006)	(7,932)	(20,499)	(17,946)
Corporate depreciation	(597)	(1,649)	(1,327)	(3,143)
Corporate expenses	(10,603)	(9,581)	(21,826)	(21,089)

Gain on asset dispositions, net	6,253	6,111	11,896	13,462
Asset impairments (A)	(129,562)	(31,672)	(166,448)	(46,630)
Restructuring charge (B)	—	(7,586)	—	(7,586)
Operating loss	$(155,344)	(17,644)	(221,479)	(3,555)
Foreign exchange gain (loss)	(2,539)	844	(5,272)	(3,289)
Equity in net earnings (losses) of unconsolidated companies	1,313	(2,919)	1,312	(5,360)
Interest income and other, net	992	355	2,168	1,145
Interest and other debt costs, net	(18,477)	(13,247)	(35,431)	(26,429)
Loss before income taxes	$(174,055)	(32,611)	(258,702)	(37,488)
Depreciation and amortization:
Americas	$12,700	12,232	25,478	24,282
Asia/Pacific	5,538	5,311	11,320	10,700
Middle East	5,241	4,802	10,353	9,601
Africa/Europe	18,430	20,483	37,199	40,994
	41,909	42,828	84,350	85,577
Other	1,339	1,502	2,720	2,916
Corporate	597	1,649	1,327	3,143
	$43,845	45,979	88,397	91,636
Additions to properties and equipment:
Americas	$—	20,000	75	42,054
Asia/Pacific	—	1,075	—	1,710
Middle East	34	357	314	649
Africa/Europe	392	1,094	459	1,367
	426	22,526	848	45,780
Other	—	86	—	86
Corporate (C)	9,445	24,830	19,138	94,595
	$9,871	47,442	19,986	140,461

(A)	Refer to Note (15) for additional information regarding asset impairment charges.
(B)	Refer to Note (14) for additional information regarding the restructuring charge.
(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at September 30, 2016 and March 31, 2016:

	September 30,	March 31,
(In thousands)	2016	2016
Total assets:
Americas	$1,060,391	1,101,699
Asia/Pacific	461,858	514,948
Middle East	436,583	405,420
Africa/Europe	1,797,674	1,999,543
	3,756,506	4,021,610
Other	24,673	42,191
	3,781,179	4,063,801
Investments in, at equity, and advances to unconsolidated companies	38,200	37,502
	3,819,379	4,101,303
Corporate (A) (B)	868,883	882,490
	$4,688,262	4,983,793

(A)	At September 30, 2016 and March 31, 2016, $641.8 million and $651.2 million, respectively, of cash are included in Corporate.

(B)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessel is assigned to a non-corporate reporting segment or the date it is delivered. At September 30, 2016 and March 31, 2016, $115.7 million and $136.8 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and six-month periods ended September 30, 2016 and 2015:

		Quarter Ended				Six Months Ended
Revenue by vessel class		September 30,				September 30,
(In thousands)	2016	% of Vessel Revenue	2015	% of Vessel Revenue	2016	% of Vessel Revenue	2015	% of Vessel Revenue
Americas fleet:
Deepwater	$37,270	27%	61,776	24%	77,657	26%	141,928	25%
Towing-supply	13,039	9%	24,121	9%	29,918	10%	53,636	9%
Other	2,816	2%	3,313	1%	6,158	2%	7,818	2%
Total	$53,125	38%	89,210	34%	113,733	38%	203,382	36%
Asia/Pacific fleet:
Deepwater	$1,872	1%	23,435	9%	4,462	2%	43,268	8%
Towing-supply	4,238	3%	8,738	3%	9,569	3%	16,842	3%
Other	—	—	—	—	—	—	—	—
Total	$6,110	4%	32,173	12%	14,031	5%	60,110	11%
Middle East fleet:
Deepwater	$6,988	5%	5,750	2%	13,026	4%	12,441	2%
Towing-supply	16,486	12%	22,934	9%	34,650	11%	48,496	9%
Other	—	—	—	—	—	—	—	—
Total	$23,474	17%	28,684	11%	47,676	15%	60,937	11%
Africa/Europe fleet:
Deepwater	$24,305	17%	54,974	21%	57,594	19%	122,635	22%
Towing-supply	25,934	19%	43,086	16%	53,851	18%	84,911	15%
Other	6,413	5%	16,004	6%	14,906	5%	30,469	5%
Total	$56,652	41%	114,064	43%	126,351	42%	238,015	42%
Worldwide fleet:
Deepwater	$70,435	50%	145,935	56%	152,739	51%	320,272	57%
Towing-supply	59,697	43%	98,879	37%	127,988	42%	203,885	36%
Other	9,229	7%	19,317	7%	21,064	7%	38,287	7%
Total	$139,361	100%	264,131	100%	301,791	100%	562,444	100%

(13)	SALE/LEASEBACK ARRANGEMENTS

As of September 30, 2016 the company operated 16 vessels under sale/leaseback arrangements of which nine are stacked. As of September 30, 2016, the future minimum lease payments for vessels under operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014
Fiscal year ending (In thousands)	Sale/Leaseback	Sale/Leaseback	Total
Remaining six months of 2017	$4,743	10,439	15,182
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$66,945	124,286	191,231

Included in gain on asset dispositions, net for the quarter and six months ended September 30, 2016, respectively, were $5.9 million and $11.7 million of deferred gains from sale leaseback transactions.

(14)	RESTRUCTURING CHARGE

In the second quarter of fiscal 2016 the company’s management restructured its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consisted of select employee terminations and early retirements that intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. The company has since paid all amounts accrued related to this restructuring charge.

Measures taken during the second quarter of fiscal 2016 included the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such vessel stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the quarters and six-month periods ended September 30, 2016 and 2015 are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Americas:
Crew costs	$—	3,410	—	3,410
Other vessel costs	—	203	—	203
Asia/Pacific:
Crew costs	—	3,973	—	3,973
Total restructuring charges	$—	7,586	—	7,586

(15)	ASSET IMPAIRMENTS

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

Due in part to the modernization of the company’s fleet more vessels that are being stacked are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to service are evaluated for impairment as part of their assigned active asset group and not individually.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2016 and 2015, along with the amount of impairment.

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Number of vessels impaired during the period	42	19	54	33
Number of ROVs impaired during the period	8	—	8	—
Amount of impairment incurred	$129,562	31,672	166,448	46,630
Combined fair value of assets incurring impairment	322,550	107,445	477,950	154,300

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices; without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; consolidation of our customer base: fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance; uncertainty of global financial market conditions and difficulty in accessing credit or capital; potential difficulty in meeting financial covenants in material debt or other obligations of the company or in obtaining covenant relief from lenders or other contract parties; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; and the resolution of pending legal proceedings.

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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on May 26, 2016. “We,” “us,” “our” and the “company” refer to Tidewater Inc. and all entities owned or controlled by Tidewater Inc.

About Tidewater

Our vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At September 30, 2016, we owned or chartered 265 vessels (excluding eight joint venture vessels, but including 115 stacked vessels) and eight ROVs available to serve the global energy industry.

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

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. However, many factors which, in robust markets, tend to put pressure on operating costs are not affecting operating costs under current market conditions.

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

At times, major repairs and maintenance and drydockings take on an increased significance to the company and its financial performance. Older vessels may require frequent and expensive repairs and maintenance. Newer vessels (generally those built after 2000), which now account for substantially all of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive major repairs and maintenance, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, repair and maintenance expense in any period decline. The combination of these factors can create volatility in period to period repairs and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. Based on recent communications with our partner and the appropriate ministry in Luanda, we remain hopeful that the Angolan entity will be incorporated in calendar 2016 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola are significant. As the company has previously reported, beginning July 1, 2013, oil companies engaged in exploration and production activities offshore Angola through governmental concessions are required to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. Angolan law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. As a result substantial customer payments are made to Sonatide in Angolan kwanzas. The conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds is a cumbersome process, causing payment delays and additional operating costs. In addition, through the company’s 49% ownership of Sonatide, the company had recognized foreign exchange losses. The payment process exposes Sonatide, and through the company’s 49% ownership of Sonatide, the company to further risk of currency devaluation prior to Sonatide’s conversion of Angolan kwanza-denominated bank deposits to U.S. dollars and, potentially, additional taxes. These effects complicate the ability of the company to manage its cash and liquidity.

The company and Sonangol responded to these laws by executing an agreement (the “consortium agreement”) that allowed the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in Angolan kwanzas), and (ii) billings for services provided offshore (that are permitted to be paid in U.S. dollars). Sonatide successfully converted select customer contracts to this split billing arrangement during the quarters ended March 31, 2015 and June 30, 2015. The consortium agreement expired in November 2015, and the parties have been discussing signing a new consortium agreement. If the parties are unable to agree on a new consortium agreement, the parties would need to negotiate the terms of a new split billing arrangement that would continue to allow the company to receive U.S. dollar payments for services provided offshore. In addition, it is not clear if this type of contracting will be available to Sonatide over the longer term. If the company is unable to reach agreement on a new split billing arrangement, any contract entered into after the expiration of the consortium agreement may result in the receipt of 100% Angolan kwanzas, which would be subject to the challenges and risks described above. The split billing arrangements entered into with customers prior to the expiration of the consortium agreement remain in force by way of addenda or extensions to the previously executed contracts.

The National Bank of Angola has also adopted regulations controlling the sale of foreign currency. These regulations generally require that in those situations where oil companies are required to use Angolan kwanza to pay for goods and services provided by foreign exchange resident oilfield service companies, they must purchase those Angolan kwanza from the National Bank of Angola. These foreign exchange resident oilfield services companies, in turn, generally need U.S. dollars to pay for goods and services provided offshore.  The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for Angolan kwanzas. An equivalent amount of U.S. dollars are then sold onward by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist, and the period of time that the tripartite agreements will be allowed remains uncertain.  If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for U.S. dollars, then service companies will be required to source U.S. dollars exclusively through the National Bank of Angola. Sonatide has had some success to date in negotiating tripartite agreements and it continues to work with customers, commercial banks and the National Bank of Angola in regards to utilizing these arrangements.

For the six months ended September 30, 2016, the company collected (primarily through Sonatide) approximately $69 million from its Angolan operations. Of the $69 million collected, approximately $63 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $6 million collected resulted from Sonatide’s converting Angolan kwanza into U.S. dollars and subsequently expatriating the dollars to facilitate payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $37 million during the six months ended September 30, 2016 through netting transactions based on an agreement with the joint venture.

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

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

As of September 30, 2016, the company had approximately $300 million in amounts due from Sonatide, with approximately $95 million of the balance reflecting invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $95 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds.

For the six months ended September 30, 2016, the company’s Angolan operations generated vessel revenues of approximately $71.4 million, or 24%, of its consolidated vessel revenue, from an average of approximately 59 company-owned vessels that are marketed through the Sonatide joint venture (17 of which were stacked on average during the six months ended September 30, 2016), and, for the six months ended September 30, 2015, generated vessel revenues of approximately $124 million, or 22%, of consolidated vessel revenue, from an average of approximately 68 company-owned vessels (eleven of which were stacked on average during the six months ended September 30, 2015).

Sonatide owns seven vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). In addition, as of September 30, 2016, Sonatide maintained the equivalent of approximately $95 million of primarily kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company, and approximately $8 million of U.S. dollar-denominated deposits in banks outside of Angola. As of September 30, 2016 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $38 million and $37 million, respectively.

Due from affiliate at September 30, 2016 and March 31, 2016 of approximately $300 million and $339 million, respectively, represents cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. The collection of the amounts due to Sonatide from customers, and the subsequent conversion and expatriation process are subject to those risks and considerations set forth above.

Due to affiliate at September 30, 2016 and March 31, 2016 of approximately $176 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The Angolan government enacted a statute, which came into effect on June 30, 2015, for a new levy that could impose an additional 10% surcharge on certain foreign exchange transactions. The specific details of the levy have not yet been disclosed and it is not clear if this new statute will apply to Sonatide’s scope of operations. The additional surcharge has not been imposed on any Sonatide transactions to date. The company has undertaken efforts to mitigate the effects of the levy, in the event the levy does apply to Sonatide’s operations, including successfully negotiating rate adjustments and termination rights with some of its customers. It is unlikely that the company will have the ability to mitigate completely the effects of the levy, resulting in increased costs and lower margins, if the levy is interpreted to apply to Sonatide’s operations.

The Angolan government enacted a new statute, which came into effect on July 1, 2016, for a new special contribution on certain banking transactions that imposes a 0.1% tax on the value of all debit transactions from customer’s accounts.  The new tax has been imposed on Sonatide’s banking transactions. The relationship between this new tax and the 2015 surcharge is not yet clear.  The new tax is not expected to materially impact the financial results of Sonatide’s operations.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the six months ended September 30, 2016 and year ended March 31, 2016 has resulted in a net 17 and 23 vessels transferred out of Angola, respectively.

The redeployment of additional vessels from Angola to other markets often results in the company incurring mobilization costs and costs to redeploy the company’s shore-based employees to other areas, and experiencing lost revenues associated with potential downtime between vessel contracts. The recent decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies, the number of new-build vessels which are expected to deliver within the next two years and the resulting potential overcapacity in the worldwide offshore support vessel market may exacerbate such negative financial effects, particularly if a large re-deployment were undertaken by the company in the near- to intermediate-term.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 79 countries have now ratified the Convention, making for a diverse geographic footprint of enforcement.

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

After a significant decrease in the price of oil during our fiscal year ended March 31, 2016, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil  increased modestly during the six months ended September 30, 2016. We anticipate that our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which during October 2016, was trading around $50 per barrel for West Texas Intermediate (WTI) crude and $52 per barrel for Intercontinental Exchange (ICE) Brent crude, slightly up from $45 and $48 per barrel, respectively, in October of 2015 and also higher than the $36 and $37 per barrel prices, respectively, in March of 2016. While improved, the recent trend in crude oil prices and the current pricing outlook will likely continue to suppress additional drilling and exploration activity. Current prices for WTI and ICE Brent are significantly below the average prices per barrel reportedly used in  E&P companies’ capital expenditure budgets as reported in numerous calendar 2016 E&P spending surveys. These surveys forecasted overall spending reductions during calendar year 2016 of 11% to 17% as compared to calendar year 2015 spending; however, actual calendar 2016 spending thus far has trended even lower as noted in some published mid-year survey updates, continuing a trend of decreasing E&P spending from already depressed levels in 2015. A number of analysts expect that there could be some improvement in overall crude oil prices and a subsequent increase in E&P spending in calendar year 2017; however, a recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, is expected to precede any recovery in offshore activity and spending, and international markets. These same analysts expect that any improvements in offshore E&P activity would likely not occur until late calendar year 2017 and into 2018, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Petrodata reports.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have also contributed to an oversupplied natural gas market. High levels of onshore gas production and a prolonged downturn in natural gas prices have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services. In October 2016, natural gas was trading in the U.S. at approximately $3.06 per Mcf, which is modestly higher than October 2015 pricing levels of $2.50 per Mcf and higher than the March 2016 level of $1.73 per Mcf as reported by the U.S. Energy Information Administration.

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

Reports published by IHS-Petrodata at the end of September 2016 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 920 rigs, of which approximately 435 offshore rigs were working as of the end of September 2016, a decrease of approximately 23%, or 130 working rigs, from the number of working rigs at the end of September 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 920 movable offshore rigs worldwide, approximately 32%, or approximately 295 rigs, are designed to operate in deeper waters. Of the approximately 435 working offshore rigs at the end of September 2016, approximately 135 rigs, or 31%, are designed to operate in deeper waters. As of September 2016, the number of working deepwater rigs was approximately 30%, or 60 rigs, less than the number of working deepwater rigs at the end of September 2015. It is also estimated that approximately 35% of the approximate 180 total offshore rigs currently under construction, or approximately 65 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent nearly half of the approximately 135 deepwater rigs working in September 2016. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced E&P spending.

In the floating production unit market approximately 60 new floating production units are under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already operating worldwide. Given the current economic environment, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to increase.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 275 working jack-up rigs as of September 2016 (63% of the 435 working offshore rigs), which is a decrease of approximately 23%, or 80 rigs, from the number of jack-up rigs working at the end of September 2015. The construction backlog for new jack-up rigs as of September 2016 (110 rigs) has been reduced from the jack-up construction backlog as of September 2015 of 130 rigs, nearly all of which are scheduled for delivery in the next two years. As discussed above with regards to the deepwater rig market and recognizing that 110 newbuild jackup rigs represent 40% of the approximately 275 jack up rigs working in September 2016, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 380 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (330 vessels), on order or planned as of September 2016. The majority of the vessels under construction are scheduled to be delivered within the next 18-24 months; however, the company believes not all of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of September 2016, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,515 vessels which include approximately 635 vessels that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions. Excluding the 635 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (330 vessels) represents approximately 11% of the remaining worldwide fleet of approximately 2,880 offshore support vessels.

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

Although the future attrition rate of the 635 older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 330 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

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

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owners’ longer-term expectation for higher levels of activity, the decline in crude oil and natural gas prices, the reduction in spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18-24 months indicates that there may be, at least in the short-to intermediate-term, a period of potential greater overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2017 Business Highlights

During the first half of fiscal 2017, we continued to focus on identifying potential cost savings that could be realized given the reduction in revenues attributable to lower crude oil prices and reduced E&P spending. Key elements of our strategy include sustaining our offshore support vessel fleet and its global operating footprint, while safeguarding our balance sheet and maintaining adequate liquidity to fund operations and the remaining payments related to three vessels under construction at September 30, 2016. Operating management is focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight of major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At September 30, 2016, we had 265 owned or chartered vessels (excluding joint-venture vessels) in our fleet with an average age of 9.2 years. The average age of 249 vessels in the fleet that have been acquired or constructed since calendar year 2000 as part of our new build and acquisition program is approximately 8 years.

Primarily as a result of the significant industry downturn which occurred over the latter half of fiscal 2015 and has continued through fiscal 2016 and 2017, our revenue during the first six months of fiscal 2017 decreased 46%, or $265.1 million, from the revenues earned during the same period of fiscal 2016.

We have responded to the reductions in revenue by reducing vessel operating costs which decreased 42%, or $141.9 million, during the first six months of fiscal 2017 as compared to the same period in fiscal 2016. During the first six months of fiscal 2017 as compared to the same period of fiscal 2016, crew costs decreased approximately 40%, or $71.1 million; repair and maintenance costs decreased 54%, or $35.8 million; fuel, lube and supplies costs decreased 41%, or $14.3 million; and other vessel costs decreased 42%, or $22.2 million; primarily due to the reduction in the number of vessels operating, along with other cost cutting initiatives implemented throughout fiscal 2016 and into fiscal 2017. Partially offsetting these decreases to vessel operating expenses was a 19%, or $1.5 million increase to insurance costs as a result of claims for which additional reserves were required.

We experienced a 4%, or $3.2 million, decrease in depreciation and amortization expense during the first six months of fiscal 2017 as compared to the same period of the fiscal 2016 due to assets which were fully depreciated or sold since the first six months of fiscal 2016 together with reduced depreciable asset bases due to asset impairments recorded since the first six months of fiscal 2016 which exceeded the impact of new-build vessels delivered into the fleet during the last 12 months.

General and administrative expenses decreased 14%, or $11.2 million, during the first six months of fiscal 2017 as compared to the same period of fiscal 2016 as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market.

We recorded $166.4 million of asset impairments during the first six months of fiscal 2017 primarily due to our stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

Increased borrowings under our revolving credit facility in March 2016 and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest and other debt expenses of 34%, or $9 million, during the first six months of fiscal 2017 as compared to the same period of the previous fiscal year. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

As of September 30, 2016 and March 31, 2016 our net debt to net capitalization ratio was 40.2% and 37.3%, respectively. Our ratio of net debt to net capitalization is calculated by dividing total debt, net of cash and cash equivalents as of the balance sheet dates by the sum of shareholders’ equity and debt, net of cash and cash equivalents, and is relevant and useful to us in order to determine financial leverage relative to peers and the company’s ability to comply with existing debt agreements. Debt balances used in the calculation of this ratio are inclusive of debt issue costs per ASU 2015-03 which was adopted in the first quarter of fiscal 2017 and retrospectively applied to prior year amounts.

At the beginning of fiscal year 2017 our operations in the Mediterranean Sea (based in Egypt) were transitioned from the previously disclosed Middle East/North Africa operations and included with the previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, we now disclose these new segments as Middle East and Africa/Europe, respectively. Our Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consistent with how our chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance.

Vessel revenues generated by our Americas segment decreased approximately 44%, or $89.6 million, during the first six months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, reflecting an overall 25 percentage point decrease in utilization and a 6% decrease in average day rates. Vessel operating costs for the Americas segment also decreased 42%, or $48.9 million, during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 77%, or $46.1 million, during the first six months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, primarily due to an overall 33 percentage point decrease in utilization and a 56% decrease in average day rates. Vessel operating costs for the Asia/Pacific segment decreased 69%, or $23.9 million, during the same comparative periods.

Vessel revenues generated by our Middle East segment decreased 22%, or $13.3 million, during the first six months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, as a result of an overall 11 percentage point decrease in utilization and a 14% decrease in average day rates. Vessel operating costs for the Middle East segment also decreased 23%, or $9.3 million, during the same comparative periods.

Vessel revenues generated by our Africa/Europe segment decreased 47%, or $111.7 million, during the first six months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, reflecting an overall 20 percentage point decrease in utilization and 19% decrease in average day rates. Vessel operating costs for the Africa/Europe segment decreased 41%, or $59.8 million, during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Asia/Pacific, Middle East, and Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel revenues:
Americas	$53,125	38%	89,210	34%	113,733	38%	203,382	36%	60,608	37%
Asia/Pacific	6,110	4%	32,173	12%	14,031	5%	60,110	11%	7,921	5%
Middle East	23,474	17%	28,684	11%	47,676	15%	60,937	11%	24,202	15%
Africa/Europe	56,652	41%	114,064	43%	126,351	42%	238,015	42%	69,699	43%
Total vessel revenues	$139,361	100%	264,131	100%	301,791	100%	562,444	100%	162,430	100%
Vessel operating costs:
Crew costs	$49,370	35%	84,112	32%	105,258	35%	176,400	31%	55,888	34%
Repair and maintenance	13,440	10%	28,528	11%	29,969	10%	65,782	12%	16,529	10%
Insurance and loss reserves	2,637	2%	2,751	1%	9,633	3%	8,126	2%	6,996	4%
Fuel, lube and supplies	10,176	7%	17,147	6%	20,948	7%	35,257	6%	10,772	7%
Other	11,471	8%	26,074	10%	30,160	10%	52,328	9%	18,689	12%
Total vessel operating costs	$87,094	62%	158,612	60%	195,968	65%	337,893	60%	108,874	67%

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended		Six Months Ended		Quarter Ended
	September 30,		September 30,		June 30,
(In thousands)	2016	2015	2016	2015	2016
Other operating revenues	$4,361	7,792	9,856	14,253	5,495
Costs of other operating revenues	3,423	6,102	7,326	11,846	3,903

The following table presents vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operating costs:
Americas:
Crew costs (A)	$17,970	34%	30,416	34%	37,501	33%	64,175	32%	19,531	32%
Repair and maintenance	5,306	10%	10,713	12%	12,908	11%	25,446	13%	7,602	12%
Insurance and loss reserves	826	2%	918	1%	3,091	3%	2,803	1%	2,265	4%
Fuel, lube and supplies	3,168	6%	5,995	7%	7,356	7%	10,410	5%	4,188	7%
Other	1,158	2%	5,704	6%	5,798	5%	12,718	6%	4,640	8%
	28,428	54%	53,746	60%	66,654	59%	115,552	57%	38,226	63%
Asia/Pacific:
Crew costs (A)	$2,258	37%	11,302	35%	5,187	37%	21,527	36%	2,929	37%
Repair and maintenance	462	8%	1,929	6%	781	5%	4,005	7%	319	4%
Insurance and loss reserves	340	6%	330	1%	958	7%	907	1%	618	8%
Fuel, lube and supplies	578	9%	1,698	5%	1,516	11%	4,095	7%	938	12%
Other	1,366	22%	2,047	7%	2,496	18%	4,270	7%	1,130	14%
	5,004	82%	17,306	54%	10,938	78%	34,804	58%	5,934	75%
Middle East:
Crew costs	$7,560	32%	8,959	31%	15,142	32%	19,047	31%	7,582	31%
Repair and maintenance	3,107	13%	7,051	25%	7,041	15%	12,491	21%	3,934	16%
Insurance and loss reserves	534	2%	319	1%	1,671	3%	593	1%	1,137	5%
Fuel, lube and supplies	1,488	7%	1,568	6%	2,808	6%	2,768	5%	1,320	6%
Other	1,884	8%	2,618	9%	4,012	8%	5,111	8%	2,128	9%
	14,573	62%	20,515	72%	30,674	64%	40,010	66%	16,101	67%
Africa/Europe:
Crew costs	$21,582	38%	33,435	29%	47,428	38%	71,651	30%	25,846	37%
Repair and maintenance	4,565	8%	8,835	8%	9,239	7%	23,840	10%	4,674	7%
Insurance and loss reserves	937	2%	1,184	1%	3,913	3%	3,823	1%	2,976	4%
Fuel, lube and supplies	4,942	9%	7,886	7%	9,268	7%	17,984	8%	4,326	6%
Other	7,063	12%	15,705	14%	17,854	14%	30,229	13%	10,791	16%
	39,089	69%	67,045	59%	87,702	69%	147,527	62%	48,613	70%
Total vessel operating costs	$87,094	62%	158,612	60%	195,968	65%	337,893	60%	108,874	67%

(A)

Six months ended September 30, 2015 figures exclude restructuring charges of $3.6 million and $4.0 million related to our Americas and Asia/Pacific segments, respectively, which were incurred during the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

The following table presents vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operations general and administrative expenses:
Americas	$6,548	12%	7,794	9%	13,852	12%	17,643	9%	7,304	12%
Asia/Pacific	1,664	27%	3,388	11%	3,443	25%	6,688	11%	1,779	22%
Middle East	2,735	12%	3,123	11%	5,757	12%	7,078	12%	3,022	12%
Africa/Europe	11,390	20%	14,203	12%	25,201	20%	29,899	13%	13,811	20%
Total vessel operations general and administrative expenses	$22,337	16%	28,508	11%	48,253	16%	61,308	11%	25,916	16%

The following table presents vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operating leases:
Americas	$6,626	12%	6,626	7%	13,252	12%	13,254	7%	6,626	11%
Asia/Pacific	—	—	—	—	—	—	—	—	—	—
Middle East	—	—	—	—	—	—	—	—	—	—
Africa/Europe	1,815	3%	1,815	2%	3,630	3%	3,630	2%	1,815	3%
Total vessel operating leases	$8,441	6%	8,441	3%	16,882	6%	16,884	3%	8,441	5%

The following table compares operating loss and other components of loss before income taxes and the related percentage of total revenue for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operating profit (loss):
Americas (A)	$(1,177)	(1%)	8,812	3%	(5,503)	(2%)	32,651	6%	(4,326)	(3%)
Asia/Pacific (A)	(6,096)	(4%)	6,168	2%	(11,670)	(4%)	7,918	1%	(5,574)	(3%)
Middle East	925	1%	244	<1%	892	1%	4,248	1%	(33)	(<1%)
Africa/Europe	(14,072)	(10%)	10,518	4%	(27,381)	(9%)	15,965	3%	(13,309)	(8%)
	(20,420)	(14%)	25,742	9%	(43,662)	(14%)	60,782	11%	(23,242)	(14%)
Other operating loss	(1,012)	(1%)	(658)	(<1%)	(1,439)	(<1%)	(2,494)	(1%)	(427)	(<1%)
	(21,432)	(15%)	25,084	9%	(45,101)	(14%)	58,288	10%	(23,669)	(14%)

Corporate general and administrative expenses	(10,006)	(7%)	(7,932)	(3%)	(20,499)	(7%)	(17,946)	(4%)	(10,493)	(6%)
Corporate depreciation	(597)	(<1%)	(1,649)	(<1%)	(1,327)	(<1%)	(3,143)	(<1%)	(730)	(1%)
Corporate expenses	(10,603)	(7%)	(9,581)	(3%)	(21,826)	(7%)	(21,089)	(4%)	(11,223)	(7%)

Gain on asset dispositions, net	6,253	4%	6,111	2%	11,896	4%	13,462	2%	5,643	3%
Asset impairments	(129,562)	(90%)	(31,672)	(11%)	(166,448)	(54%)	(46,630)	(8%)	(36,886)	(21%)
Restructuring charge	—	—	(7,586)	(3%)	—	—	(7,586)	(1%)	—	—
Operating loss	$(155,344)	(108%)	(17,644)	(6%)	(221,479)	(71%)	(3,555)	(1%)	(66,135)	(39%)
Foreign exchange gain (loss)	(2,539)	(2)%	844	<1%	(5,272)	(2%)	(3,289)	(1%)	(2,733)	(2%)
Equity in net earnings (losses) of unconsolidated companies	1,313	1%	(2,919)	(1%)	1,312	<1%	(5,360)	(1%)	(1)	(<1%)
Interest income and other, net	992	1%	355	<1%	2,168	1%	1,145	<1%	1,176	1%
Interest and other debt costs, net	(18,477)	(13%)	(13,247)	(5%)	(35,431)	(11%)	(26,429)	(4%)	(16,954)	(10%)
Loss before income taxes	$(174,055)	(121%)	(32,611)	(12%)	(258,702)	(83%)	(37,488)	(7%)	(84,647)	(50%)

(A)

Six months ended September 30, 2015 figures exclude restructuring charges of $3.6 million and $4.0 million related to our Americas and Asia/Pacific segments, respectively, which were incurred during the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 40%, or $36.1 million, and 44%, or $89.6 million, respectively, during the quarter and six month period ended September 30 2016, as compared to the same periods in fiscal 2016, due primarily to lower utilization and average day rates across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 40%, or $24.5 million, and 45%, or $64.3 million, during the same comparative periods. During the quarter and six month period ended September 30, 2016, as compared to the same periods of fiscal 2016, deepwater vessels experienced decreases in utilization of 27 and 33 percentage points. Revenues related to towing supply vessels also decreased 46%, or $11.1 million, and 44%, or $23.7 million, during the same comparative periods primarily as a result of decreases in utilization of 19 and 21 percentage points. In addition, there were fewer towing supply vessels in active service during the six months ended September 30, 2016 as compared to the same period of the preceding fiscal year. The overall decreased utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, we had 28 stacked Americas-based vessels. During the first six months of fiscal 2017, we stacked 13 additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of 35 stacked Americas-based vessels, or approximately 48% of the Americas-based fleet, as of September 30, 2016.

Operating profit for the Americas segment decreased 113%, or $10 million, and 117%, or $38.2 million, during the quarter and six month period ended September 30, 2016 as compared to the same periods in fiscal 2016, primarily due to lower revenues as a result of decreases in vessel activity which was partially offset by decreased operating costs (primarily crew costs and repair and maintenance costs) and decreased general and administrative costs which are due to the company’s cost control initiatives.

Crew costs decreased 41%, or $12.4 million, and 42%, or $26.7 million; repair and maintenance costs decreased 51%, or $5.4 million, and 49%, or $12.5 million; and general and administrative costs decreased 16%, or $1.2 million, and 22%, or $3.8 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016 due to the decrease in operating activity in the segment and the deferral of drydockings due in part to our decision to stack additional vessels.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 81%, or $26.1 million, and 77%, or $46.1 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016, due to lower utilization and average day rates across all vessel classes, most notably deepwater vessels, for which revenues decreased 92%, or $21.6 million, and 90%, or $38.8 million, during the same comparative periods due to decreases in utilization of 52 and 44 percentage points and a decrease in average day rates of 40% and 41%, respectively. Towing supply vessel revenue also decreased during these same comparative periods 52%, or $4.5 million, and 43%, or $7.3 million, respectively, due to decreases in average day rates of 23% and 22% and decreases in utilization of 36 and 28 percentage points. The overall decreased day rates and utilization are primarily the result of decreases in the volume of oil and gas exploration, field development and production spending in the region which has led to our increased stacking of underutilized vessels in the region and consequentially to the effective suspension of our operations in Australia during fiscal 2016.

At the beginning of fiscal 2017, we had 16 stacked Asia/Pacific-based vessels. During the first six months of fiscal 2017, we stacked six additional vessels, resulting in a total of 22 stacked Asia/Pacific-based vessels, or approximately 70% of the Asia/Pacific-based fleet, as of September 30, 2016.

Operating profit for the Asia/Pacific segment decreased 199%, or $12.3 million, and 247%, or $19.6 million during the quarter and six month periods ended September 30, 2016, respectively, as compared to the same periods in fiscal 2016, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance costs) and general and administrative expenses.

Crew costs decreased 80%, or $9.0 million, and 76%, or $16.3 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016, due to the reduction of operations in latter portions of fiscal 2016 as related to our Australian operations. Repair and maintenance costs decreased 76%, or $1.5 million and 81%, or $3.2 million, respectively, due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative expenses also decreased 51%, or $1.7 million, and 49%, or $3.2 million, respectively, due to cost control measures implemented by the company in response to the decline of vessel activity in the region especially as related to our Australian operations.

Middle East Segment Operations.  Vessel revenues in the Middle East segment decreased 18%, or $5.2 million, and 22%, or $13.3 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016, primarily due to decreased revenue from towing supply vessels of 28%, or $6.4 million, and 29% or $13.8 million, during the same comparative periods. The decrease in revenue from towing supply vessels is a result of the decrease in utilization for this vessel class, which were 16 and 14 percentage points lower, respectively, and a decrease in average day rates which was 10% and 13% lower, respectively. During the quarter and six month period ended September 30, 2016 there were also fewer towing vessels in active service as compared to the same periods in fiscal 2016. The overall decreased utilization and average day rates is primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, we had five stacked Middle East-based vessels. During the first six months of fiscal 2017, we stacked four additional vessels and returned one previously stacked vessel to service, resulting in a total of eight stacked Middle East-based vessels, or approximately 21% of the Middle East-based fleet, as of September 30, 2016.

Operating profit for the Middle East segment increased 279%, or $0.7 million, during the quarter ended September 30, 2016, as compared to the same period in fiscal 2016. Although the region experienced a decrease in vessel revenues as compared to the same quarter of the prior year the region experienced a greater reduction of vessel operating costs (primarily crew costs and repair and maintenance costs) and to a lesser extent a reduction of general and administrative expenses.

Crew costs decreased 16%, or $1.4 million, and repair and maintenance costs decreased 56%, or $3.9 million, during the quarter ended September 30, 2016 as compared to the same period of the previous fiscal year as a result of decreased vessel activity in the region and deferred drydockings as a result of softer E&P market conditions. General and administrative expenses also decreased 12%, or $0.4 million, during the same comparative periods, due to cost control measures implemented by the company in response to the decline of vessel activity in the region.

Operating profit for the Middle East segment decreased 79%, or $3.4 million, during the six month period ended September 30, 2016, as compared to the same period in fiscal 2016, primarily due to the reductions in vessel revenues but were partially offset by decreases in vessel operating costs (primarily crew costs and repair and maintenance costs) and general and administrative expenses.

Crew costs decreased 21%, or $3.9 million, and repair and maintenance costs decreased 44%, or $5.5 million, during the same comparative six month periods as a result of decreased vessel activity in the region and the deferral of drydockings. General and administrative expenses also decreased 19%, or $1.3 million, during the same comparative six month periods, due to cost control measures implemented by the company in response to the decline of vessel activity in the region.

Africa/Europe Segment Operations.  Vessel revenues in the Africa/Europe segment decreased 50%, or $57.4 million, and 47%, or $111.7 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016, due to decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 56%, or $30.7 million, and 53%, or $65 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016, primarily due to utilization decreases of 19 and 17 percentage points and decreases in average day rates of 32% and 34%, respectively. Revenues from towing supply vessels decreased 40%, or $17.2 million, and 37%, or $31.1 million, respectively, during the same comparative periods, primarily due to utilization decreases of 21 and 19 percentage points and decreases in average day rates of 9% and 7%, respectively. Decreases in utilization and average day rates in the Africa/Europe segment are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During the quarter and six month period ended September 30, 2016 there were fewer vessels in active service in the Africa/Europe segment across all vessel classes as compared to the same periods in fiscal 2016.

At the beginning of fiscal 2017, we had 28 stacked Africa/Europe-based vessels. During the first six months of fiscal 2017, we stacked 27 additional vessels, sold one vessel from the previously stacked vessel fleet and returned four previously stacked vessels to service resulting in a total of 50 stacked Africa/Europe-based vessels, or approximately 41% of the Africa/Europe-based fleet, as of September 30, 2016.

Operating profit for the Africa/Europe segment decreased 234%, or $24.6 million, and 272%, or $43.3 million, during the quarter and six month period ended September 30, 2016 as compared to the same periods of fiscal 2016, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs, repair and maintenance costs and other vessel costs), general and administrative expenses and depreciation expense during the same comparative periods.

Crew costs decreased 36%, or $11.9 million, and 34%, or $24.2 million, during the quarter and six month period ended September 30, 2016 as compared to the same periods of fiscal 2016 due to reduced operating activity in the region. Repair and maintenance costs decreased 48%, or $4.3 million, and 61%, or $14.6 million, respectively, during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing market conditions. Other vessel costs decreased 55%, or $8.6 million, and 41%, or $12.4 million, respectively, during the same comparative periods, due to a reduction in commissions expense and other incidental costs as a direct result of lower levels of vessel operations in the region. General and administrative costs have also decreased 20%, or $2.8 million, and 16%, or $4.7 million, respectively, during the same comparative periods and are attributable to cost control measures implemented by the company. Additionally, depreciation expense decreased 10%, or $2.1 million and 9%, or $3.8 million, respectively, during the same comparative periods as a result of the transfer of vessels to other regions, the sale of stacked vessels and previous asset impairments.

Other Items. Asset impairments recognized for the quarter and six month period ended September 30, 2016 increased $97.9 million and $119.8 million, respectively, from the same periods of fiscal 2016 primarily due to a decline in offshore support vessel values as a result of the continued decrease in the volume of oil and gas exploration, field development and production spending by our customers which resulted in the stacking of a greater number of vessels on average during the current fiscal year as compared to last fiscal year. During the second quarter of fiscal 2017 we recognized impairments of $113.2 million to the stacked vessel fleet, $14.8 million related to ROVs and $1.6 million related to other assets. During the first quarter of fiscal 2017 we recognized impairments to the stacked vessel fleet of $36.8 million and $0.1 million related to cancelled vessel construction contracts.

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

Due in part to the modernization of the company’s fleet more vessels that are being stacked are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to service are evaluated for impairment as part of their assigned active asset group and not individually.

The table below summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2016 and 2015, along with the amount of impairment.

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Number of vessels impaired during the period	42	19	54	33
Number of ROVs impaired during the period	8	—	8	—
Amount of impairment incurred	$129,562	31,672	166,448	46,630
Combined fair value of assets incurring impairment	322,550	107,445	477,950	154,300

Insurance and loss reserves expense was comparable for the quarter ended September 30, 2016 as compared to the second quarter of fiscal 2016 but for the six month period ended September 30, 2016, increased 19%, or $1.5 million as compared to the first six months of fiscal 2016 as a result of claims for which reserve increases were necessary during the first quarter of fiscal 2017.

Included in gain on asset dispositions, net for the quarter and six month period ended September 30, 2016, respectively, are $5.8 million and $11.7 million of deferred gains from sale leaseback transactions. During the quarter and six month period ended September 30, 2015, the company recognized $5.8 million and $11.7 million of deferred gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

During the quarter and six month period ended September 30, 2016, we recognized a foreign exchange loss of $2.5 million and $5.3 million, respectively, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency, most notably the devaluation of the Nigerian naira and Mexican peso (assets) and the relative strengthening of the Norwegian kroner (liabilities) to the U.S. dollar. Additionally, during the six months ended September 30, 2016, the entities which comprise the operations of the Sonatide joint venture in Angola recognized foreign exchange losses of approximately $1 million, primarily as a result of the devaluation relative to the U.S. dollar of Angolan kwanza-denominated bank balances. During the six months ended September 30, 2016, we have recognized (through equity in net earnings/(losses) of unconsolidated companies) 49% of Sonatide’s total foreign exchange loss, or approximately $0.5 million.

Interest and debt costs increased 40%, or $5.2 million, and 34%, or $9 million, respectively, during the quarter and six month period ended September 30, 2016, as compared to the same periods in fiscal 2016 as a result of the increased borrowings under the revolving credit facility and a higher spread on floating rate loans (as a result of higher leverage) during fiscal 2017. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

In the second quarter of fiscal 2016 the company’s management restructured its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consisted of select employee terminations and early retirements that intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. The company has since paid all amounts accrued related to this restructuring charge.

Measures taken during the second quarter of fiscal 2016 included the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

The following table presents restructuring charges incurred by segment and cost type for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

	Quarter Ended		Six Months Ended		Quarter Ended
	September 30,		September 30,		June 30,
(In thousands)	2016	2015	2016	2015	2016
Americas:
Crew costs	$—	3,410	—	3,410	—
Other vessel costs	—	203	—	203	—
Asia/Pacific:
Crew costs	—	3,973	—	3,973	—
Total restructuring charges	$—	7,586	—	7,586	—

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (eight vessels at September 30, 2016).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

					Quarter
	Quarter Ended		Six Months Ended		Ended
	September 30,		September 30,		June 30,
	2016	2015	2016	2015	2016
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$37,270	61,776	77,657	141,928	40,387
Towing-supply	13,039	24,121	29,918	53,636	16,879
Other	2,816	3,313	6,158	7,818	3,342
Total	$53,125	89,210	113,733	203,382	60,608
Asia/Pacific fleet:
Deepwater	$1,872	23,435	4,462	43,268	2,590
Towing-supply	4,238	8,738	9,569	16,842	5,331
Other	—	—	—	—	—
Total	$6,110	32,173	14,031	60,110	7,921
Middle East fleet:
Deepwater	$6,988	5,750	13,026	12,441	6,038
Towing-supply	16,486	22,934	34,650	48,496	18,164
Other	—	—	—	—	—
Total	$23,474	28,684	47,676	60,937	24,202
Africa/Europe fleet:
Deepwater	$24,305	54,974	57,594	122,635	33,289
Towing-supply	25,934	43,086	53,851	84,911	27,917
Other	6,413	16,004	14,906	30,469	8,493
Total	$56,652	114,064	126,351	238,015	69,699
Worldwide fleet:
Deepwater	$70,435	145,935	152,739	320,272	82,304
Towing-supply	59,697	98,879	127,988	203,885	68,291
Other	9,229	19,317	21,064	38,287	11,835
Total	$139,361	264,131	301,791	562,444	162,430
UTILIZATION:
Americas fleet:
Deepwater	38.1%	65.1	40.0	73.1	41.8
Towing-supply	37.5	56.5	39.7	60.6	41.6
Other	34.1	47.8	41.1	46.4	48.0
Total	37.5%	59.7	40.0	64.7	42.5
Asia/Pacific fleet:
Deepwater	7.8%	59.9	9.0	52.5	10.2
Towing-supply	44.2	79.7	48.7	76.7	53.3
Other	—	—	—	—	—
Total	27.7%	68.3	30.6	63.3	33.5
Middle East fleet:
Deepwater	73.4%	57.9	66.9	61.0	58.8
Towing-supply	60.8	76.6	64.2	78.4	67.7
Other	—	—	—	—	—
Total	63.8%	73.4	64.8	75.5	65.9
Africa/Europe fleet:
Deepwater	44.0%	62.5	49.4	66.0	54.7
Towing-supply	42.7	63.3	44.6	63.8	46.4
Other	42.8	74.4	47.4	72.8	52.1
Total	43.2%	66.6	47.1	67.4	51.0
Worldwide fleet:
Deepwater	39.8%	63.0	42.1	66.7	44.4
Towing-supply	46.6	67.0	49.1	68.3	51.6
Other	40.3	67.9	45.3	66.0	50.2
Total	42.8%	65.7	45.7	67.2	48.6

					Quarter
	Quarter Ended		Six Months Ended		Ended
	September 30,		September 30,		June 30,
	2016	2015	2016	2015	2016
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$25,302	26,254	25,395	27,513	25,480
Towing-supply	16,401	16,003	16,688	16,686	16,917
Other	10,246	7,461	9,223	8,176	8,507
Total	$20,892	20,725	20,610	21,800	20,368
Asia/Pacific fleet:
Deepwater	$20,708	34,487	21,460	36,525	22,039
Towing-supply	6,127	7,907	6,379	8,133	6,595
Other	—	—	—	—	—
Total	$7,811	18,028	8,215	18,464	8,555
Middle East fleet:
Deepwater	$11,495	17,993	13,049	18,564	15,468
Towing-supply	10,159	11,225	10,163	11,649	10,167
Other	—	—	—	—	—
Total	$10,523	12,140	10,817	12,607	11,117
Africa/Europe fleet:
Deepwater	$14,416	21,177	15,206	22,875	15,840
Towing-supply	15,339	16,781	15,206	16,422	15,085
Other	4,288	5,609	4,520	5,361	4,713
Total	$11,627	14,228	11,890	14,679	12,112
Worldwide fleet:
Deepwater	$18,260	24,535	18,969	25,882	19,622
Towing-supply	12,436	13,689	12,494	13,946	12,546
Other	5,213	5,858	5,312	5,766	5,392
Total	$13,364	16,039	13,557	16,723	13,727

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016:

					Quarter
	Quarter Ended		Six Months Ended		Ended
	September 30,		September 30,		June 30,
	2016	2015	2016	2015	2016
Americas fleet:
Deepwater	41	40	41	39	42
Towing-supply	23	29	25	29	26
Other	9	10	9	11	9
Total	73	79	75	79	77
Less stacked vessels	34	14	33	13	30
Active vessels	39	65	42	66	47
Asia/Pacific fleet:
Deepwater	13	12	13	12	13
Towing-supply	17	15	17	15	17
Other	1	1	1	1	1
Total	31	28	31	28	31
Less stacked vessels	21	7	19	5	17
Active vessels	10	21	12	23	14
Middle East fleet:
Deepwater	9	6	8	6	7
Towing-supply	29	29	29	29	29
Other	—	—	—	—	—
Total	38	35	37	35	36
Less stacked vessels	5	3	5	2	6
Active vessels	33	32	32	33	30
Africa/Europe fleet:
Deepwater	42	45	42	44	42
Towing-supply	43	44	43	44	44
Other	38	42	38	43	38
Total	123	131	123	131	124
Less stacked vessel	41	20	38	15	34
Active vessels	82	111	85	116	90
Active owned or chartered vessels	164	229	171	238	181
Stacked vessels	101	44	95	35	87
Total owned or chartered vessels	265	273	266	273	268
Joint-venture and other	8	9	9	9	9
Total	273	282	275	282	277

Owned or chartered vessels include our stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics. The company had 115, 51 and 89 stacked vessels at September 30, 2016 and 2015 and June 30, 2016, respectively.

The following is a summary of net properties and equipment at September 30, 2016 and March 31, 2016:

	September 30, 2016		March 31, 2016
	Number	Carrying	Number	Carrying
	Of Vessels (B)	Value	of Vessels (B)	Value
		(In thousands)		(In thousands)
Owned vessels in active service	143	$2,098,782	180	$2,510,418
Stacked vessels	106	1,056,872	73	794,126
Marine equipment and other assets under construction		115,704		185,380
Other property and equipment (A)		40,209		61,367
Totals	249	$3,311,567	253	$3,551,291

(A)	Other property and equipment includes eight remotely operated vehicles.
(B)	Vessel count excludes vessels operated under sale leaseback agreements.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,
	2016	2015
Number of vessels disposed by vessel type:
Deepwater PSVs	1	—
Towing-supply vessels	5	—
Other	1	10
Total	7	10
Number of vessels disposed by segment:
Americas	6	4
Africa/Europe	1	6
Total	7	10

Vessel and Other Deliveries and Acquisitions

During the first six months of fiscal 2017, we took delivery of three newly-built deepwater PSVs. One 310-foot, 6,100 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $52.3 million. Two 262-foot, 4,400 DWT of cargo carrying capacity, deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.8 million.

Vessel Commitments at September 30, 2016

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of September 30, 2016:

	Number				Amount	Remaining
	of	Shipyard	Delivery	Total	Invested	Balance
(In thousands)	Vessels (A)	Location	Dates	Cost	9/30/16	9/30/16 (B)
Deepwater:
292-foot PSV	1	International	4/2017
300-foot PSV	2	United States	2/2017, 6/2017
Total Deepwater PSVs	3			$163,657	115,683	47,974
Total vessel commitments	3			$163,657	115,683	47,974

(A)	Six additional option vessels and a fast supply boat are not included in the table above.
(B)

We have $48 million in unfunded capital commitments associated with the three vessels under construction ($33.7 million, net of $14.3 million of expected refunds from shipyards) at September 30, 2016. See further discussion below.

In June and September of 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, (a) the company took delivery of two towing-supply-class vessels and two PSVs at discounted purchase prices, (b) contracts for the four remaining towing-supply-class vessels were terminated and installment payments were returned to the company and (c) the company received options (but not obligations) to acquire the four remaining PSVs. As previously reported, the company owed $5.1 million in installments on two of the PSVs previously delivered by this shipyard as of March 31, 2016. The shipyard agreed to allow the company to offset the $5.1 million in obligations against the $19.1 million refund owed to the company. In October 2016, the company notified the shipyard that it would not be exercising the four remaining options and requested the return of the $14 million in installments on these four PSVs and the company anticipates receiving a net payment from the shipyard in November 2016 as a result of the company not exercising the four options.  The four option vessels are not included in the preceding table of vessel commitments as of September 30, 2016. The return of the installments on the four PSVs is secured by Bank of China refundment guarantees.

As a result of these settlements, in fiscal 2016, the company (a) received cash returned by the shipyard of $36 million, (b) terminated its obligation to make any additional payments of approximately $50 million, (c) used $3.5 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard, and (d) recorded an impairment charge of $0.8 million to write off the amounts not recoverable from the shipyard. In fiscal 2017, the company (w) will receive cash from the shipyard of approximately $26 million, (x) terminated its obligation to make any additional payments of approximately $35 million and (y) used $3.8 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard. The company anticipates that there will be no further payments, credits or charges under the settlement agreements after the $14 million net payment described above is made by the shipyard.

In May 2015, the company entered into a settlement agreement with an international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. Under the terms of the settlement, the company could elect to take delivery of one or both completed vessels at any time prior to June 30, 2016.  If the company did not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company was entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company would be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. In June 2016, the shipyard returned to the company approximately $11.5 million (or $11.7 million owed less foreign taxes on interest totaling approximately $0.2 million). The company and shipyard agreed to permit the shipyard to continue to hold the remaining $0.25 million of installments and extend the option period for both vessels until December 31, 2016. The shipyard's obligation to return the $0.25 million (plus interest) if the company elects not to take delivery of one or both vessels is secured by Bank of China refundment guarantees. These two vessels are not included in the preceding table of vessel commitments as of September 30, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of September 30, 2016.

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

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various remaining shipbuilding commitments:

	Quarter Period Ended
Vessel class and type	December 2016	March 2017	June 2017
Deepwater PSVs	—	1	2
(In thousands) Expected quarterly cash outlay	$8,066	7,084	32,824

We believe we have sufficient liquidity and financial capacity to support the continued investment in the remaining vessels under construction. In recent years, we have funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Consolidated Financial Statements. We have $48 million in unfunded capital commitments associated with the three vessels under construction ($33.7 million, net of $14.3 million of expected refunds from shipyards) at September 30, 2016.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016 consist of the following components:

									Quarter
	Quarter Ended				Six Months Ended				Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Personnel	$17,829	12%	22,470	8%	37,220	12%	49,988	9%	19,391	12%
Office and property	4,394	3%	5,660	2%	9,298	3%	13,042	2%	4,904	3%
Sales and marketing	1,022	1%	1,666	1%	2,334	1%	3,541	1%	1,312	1%
Professional services	6,892	5%	4,191	2%	16,303	5%	8,440	1%	9,411	6%
Other	2,817	2%	3,299	1%	4,846	1%	6,228	1%	2,029	1%
Total	$32,954	23%	37,286	14%	70,001	22%	81,239	14%	37,047	23%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and six-month periods ended September 30, 2016 and 2015 and for the quarter ended June 30, 2016 were as follows:

									Quarter
	Quarter Ended				Six Months Ended				Ended
	September 30,				September 30,				June 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operations	$22,337	68%	28,508	77%	48,253	69%	61,308	76%	25,916	70%
Other operating activities	611	2%	846	2%	1,249	2%	1,985	2%	638	2%
Corporate	10,006	30%	7,932	21%	20,499	29%	17,946	22%	10,493	28%
Total	$32,954	100%	37,286	100%	70,001	100%	81,239	100%	37,047	100%

General and administrative expenses during the quarter and six month period ended September 30, 2016 were 12%, or $4.3 million, and 14%, or $11.2 million, lower as compared to the same periods in fiscal 2016. Overall decreases to personnel, office and property, sales and marketing and other general and administrative expenses are a result of our continuing efforts to reduce overhead costs as a result of the downturn in the offshore oil services market and have included headcount reductions, shore-based office consolidations and decreases in incentive compensation. Increases in professional services reflect costs of $3.1 million and $7 million for the quarter and six month periods ended
September 30, 2016 associated with our efforts to negotiate the terms of our bank and noteholder agreements and other consulting services.

Liquidity, Capital Resources and Other Matters

Under our principal credit arrangements, we are subject to a requirement that we maintain financial ratios of earnings before interest taxes depreciation and amortization (EBITDA) to interest expense (interest coverage) and debt to total capitalization. Our current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. At September 30, 2016, our working capital deficit of $1.2 billion was the result of the reclassifications of long-term debt to current liabilities as more fully described in the following paragraphs.

Status of discussions with Lenders and Noteholders

Please refer to Note (6) of Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note (5) of Notes to Consolidated Financial Statements included in Item 8 of the company’s Annual Report on Form 10-K for the year ended March 31, 2016 for additional information regarding the company’s outstanding debt.

The decrease in oil and gas prices that began in the second half of fiscal 2015 and continued throughout fiscal 2016 has led to materially lower levels of spending for offshore exploration and development by the company’s customers globally. In addition, newly constructed vessels have been delivered over the last several years, exacerbating weak vessel utilization. With reduced demand for offshore support vessels along with a higher number of newer generation vessels, the company has experienced a significant decline in the utilization of its vessels, average day rates received and vessel revenue. The company has implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore support vessel market and business outlook, continues its efforts to reduce its operating costs and preserve its liquidity.

At June 30, 2016 and September 30, 2016, the company did not meet the 3.0x minimum interest coverage ratio covenant (the “minimum interest coverage ratio requirement”) contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). Failure to meet the minimum interest coverage ratio requirement would have resulted in covenant noncompliance; however, as discussed in more detail below, limited waivers were received. Without these limited waivers, the respective lenders and/or the noteholders would have had the ability to declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt and/or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default.

The company’s bank loans and its notes are linked together by cross-default provisions, such that if either the lenders or the noteholders declare the loans or notes to be in default, the other indebtedness likewise will be in default, and all of the debt at that time may be accelerated if the majority of lenders or noteholders under the respective debt agreements elect to accelerate. If the company is not in compliance with covenants set forth in the agreements evidencing these debt obligations, and such non-compliance is not waived, then the holders of a majority of loans may declare the bank loans to be in default, and the holders of a majority in principal amount of any of the three classes of the company’s notes may declare that class of notes to be in default. In such event, all of our indebtedness would be accelerated, and the company will not have sufficient liquidity to repay those accelerated amounts. The decision as to whether to accelerate the debt upon the company’s non-compliance with the debt covenants lies with the lenders and noteholders.

While the company is continuing to work toward amendments to its various debt arrangements that will be acceptable to all parties, there is a possibility that the lenders, noteholders and the company will not be able to negotiate new debt terms that are acceptable to all parties, in which case the company will likely seek reorganization under Chapter 11 of the federal bankruptcy laws, which could include a restructuring of the company’s various debt obligations and could place equity holders at significant risk of losing some or all of their equity interests in the company.

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

In addition, the Bank Loan Agreement and the Troms Offshore Debt require that the company receive an unqualified audit opinion from an independent certified public accountant that is not subject to a going concern or similar modification. The inability of the company to obtain an audit opinion without any modification is an independent event of default under these agreements which would allow the lenders to accelerate the indebtedness thereunder, the effect of which would be to likewise cause all of the company’s Senior Notes to be in default. The explanatory paragraph in the audit opinion also references the audit opinion-related event of default under various borrowing arrangements as an uncertainty that raises substantial doubt about the company’s ability to continue as a going concern. As a result of the company’s failure to receive an audit opinion with no modifications from the company’s independent certified public accountants, and because the waivers are for a limited period that is less than one year, all of the company’s indebtedness has been classified as a current liability in the accompanying consolidated balance sheet since March 31, 2016.

As previously reported, the company obtained limited waivers from the necessary lenders which waived the unqualified audit opinion requirement and/or waived the minimum interest coverage ratio requirement until October 21, 2016.  Prior to the October 21, 2016 expiry of such limited waivers, the company obtained limited waivers from the necessary lenders and noteholders which extend the waiver of the unqualified audit opinion requirement and/or waive the minimum interest coverage ratio requirement until November 11, 2016.

The company continues to engage in discussions with its principal lenders and noteholders to amend the company’s various debt arrangements in advance of the expiration of the waivers on November 11, 2016.  In its October 21, 2016 press release announcing the most recent extension, the company reported that recent industry data, including data regarding projected levels of offshore drilling activity, a primary driver of activity within the offshore service vessel industry, had led the company to conclude that important debt terms will require further negotiation.  Such negotiations, if successfully concluded, would require the company to make certain concessions under the existing agreements, such as providing collateral to secure the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, repaying a portion of the indebtedness outstanding under the Bank Loan Agreement, accepting a reduction in total borrowing capacity under the revolving credit facility, paying a higher rate of interest, issuing some form of equity or equity linked compensation enhancement, paying down a portion of the Troms Offshore Debt and/or Senior Notes, or some combination of the above. In addition, such amendments will need to address the audit opinion requirement of the Bank Loan Agreement and the Troms Offshore Debt (the waiver of which has been extended until November 11, 2016). Obtaining the covenant relief will require the company to reach an agreement that satisfies potentially divergent interests of its principal lenders and noteholders.

The company’s unaudited condensed consolidated financial statements as of and for the quarter and six months ended September 30, 2016 were prepared assuming the company would continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.

Availability of Cash

At September 30, 2016, we had $674.9 million in cash and cash equivalents, of which $662.3 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of our operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce our available cash to fund our operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt based on stated maturities and required payments on remaining vessel construction commitments. Please refer to the section entitled “Status of discussions with Lenders and Noteholders” for further discussion.

Indebtedness

Bank Loan Agreement. In May 2015, the company amended and extended its existing bank loan agreement. The amended bank loan agreement matures in June 2019 and provides for a $900 million, five-year credit facility consisting of (i) a $600 million revolving credit facility and (ii) a $300 million term loan facility.

Borrowings under the revolving credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.00%, or (ii) Eurodollar rates, plus margins ranging from 1.25 to 2.00% based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility requires that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0.  All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at September 30, 2016 and March 31, 2016. At September 30, 2016, the fair market value of the term loan was $195 million and the fair market value of the revolver was $390 million. The company had no available capacity under the revolver at September 30, 2016 and March 31, 2016, respectively.

September 2013 Senior Notes. In September 2013, the company executed a note purchase agreement for $500 million of senior unsecured notes and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors in November 2013. A summary of these outstanding notes at September 30, 2016 and March 31, 2016, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	6.9	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	325,000	342,746

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

August 2011 Senior Notes.  On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at September 30, 2016 and March 31, 2016, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	4.1	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	107,250	127,148

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes.  In fiscal 2011, the company executed a note purchase agreement and issued $425 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at September 30, 2016 and March 31, 2016, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years	3.6	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding	248,625	302,832

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2016 and March 31, 2016, is an after-tax loss of $1.4 million ($1.4 million pre-tax), and $1.5 million ($2.4 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria, and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

Troms Offshore Debt.  In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in April 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on the company’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.22%).

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year unsecured borrowing agreement which matures in January 2027 and is secured by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on the company’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.30% for a total all-in rate of 4.21%).

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at September 30, 2016 and March 31, 2016 are as follows:

	September 30,	March 31,
(In thousands)	2016	2016
May 2015 notes (A):
Amount outstanding	$28,727	30,033
Fair value of debt outstanding	27,484	30,062
March 2015 notes (A):
Amount outstanding	$25,802	27,030
Fair value of debt outstanding	24,652	27,027

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

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated, 12 year borrowing agreement which matures in May 2024.  The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on the company’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and replace the vessel security with a company guarantee.

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at September 30, 2016 and March 31, 2016, and their U.S. dollar equivalents are as follows:

	September 30,	March 31,
(In thousands)	2016	2016
January 2014 notes (A):
NOK denominated	237,500	250,000
U.S. dollar equivalent	$29,745	30,207
Fair value in U.S. dollar equivalent	28,460	30,199
May 2012 notes (A):
NOK denominated	136,320	144,840
U.S. dollar equivalent	$17,073	17,500
Fair value in U.S. dollar equivalent	16,408	17,479

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

For updates on our discussions with lenders and noteholders please refer to the “Status of discussions with Lenders and Noteholders” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report on Form 10-Q

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and six-month periods ended September 30, 2016 and 2015 are as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Interest and debt costs incurred, net of interest capitalized	$18,477	13,247	35,431	26,429
Interest costs capitalized	1,101	2,823	2,494	5,767
Total interest and debt costs	$19,578	16,070	37,925	32,196

Increased borrowings under our revolving credit facility in March 2016 and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest and debt costs during the quarter and six month period ended September 30, 2016 as compared to the same periods of the previous fiscal year. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  Consistent with this guidance, $7.5 million and $6.8 million have been reclassified from other assets and are now presented as a reduction of debt as of September 30, 2016 and March 31, 2016, respectively.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except dividend per share)	2016	2015	2016	2015
Dividends declared	$—	11,814	—	23,154
Dividend per share	—	0.25	—	0.50

In January 2016, the company suspended the quarterly dividend program in order to preserve liquidity.

Operating Activities

Net cash provided by (used in) operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by (used in) operating activities for the six months ended September 30, 2016 and 2015 is as follows:

(In thousands)	2016	Change	2015
Net loss	$(266,266)	(207,103)	(59,163)
Depreciation and amortization	88,397	(3,239)	91,636
Provision for deferred income taxes	—	(128)	128
Gain on asset dispositions, net	(11,896)	1,566	(13,462)
Asset impairments	166,448	119,818	46,630
Changes in operating assets and liabilities	(4,046)	(35,361)	31,315
Changes in due to/from affiliate, net	25,792	(27,977)	53,769
Other non-cash items	969	(12,069)	13,038
Net cash provided by (used in) operating activities	$(602)	(164,493)	163,891

Cash flows provided by operations decreased 100%, or $164.5 million, to $0.6 million used in operations during the six months ended September 30, 2016 as compared to $163.9 million provided by operations during the six months ended September 30, 2015 primarily due to a $207.1 million increase in our net loss during the first six months of fiscal 2017 as compared to the same period of fiscal 2016. This increase in net loss is due to both lower revenues (somewhat offset by reductions in operating expenses and general and administrative expenses) and a $119.8 million increase in non-cash asset impairments.

The net reduction in cash flows from changes in operating assets and liabilities during the first six months of fiscal 2017 as compared to the same period of fiscal 2016 is the result of a more modest decrease in receivables and marine operating supplies as well as a decrease in our pension and post retirement liability.

Additionally, the net reduction in the due to/from affiliate balance during the first six months of fiscal 2017 was $25.8 million less than the net reduction in the due to/from affiliate balance in the first six months of fiscal 2016 (though net cash from operations in the first six months of fiscal 2017 and the first six months of fiscal 2016 reflect a net reduction in the due to/from affiliate balance of $25.8 million and $53.8 million, respectively), primarily attributable to lower levels of cash collections received from our Angolan operations and growth in amounts due to our Angolan joint venture operations which is included within our Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Investing Activities

Net cash provided by (used in) investing activities for the six months ended September 30, 2016 and 2015 is as follows:

(In thousands)	2016	Change	2015
Proceeds from the sale of assets	$1,839	(4,294)	6,133
Additions to properties and equipment	(9,509)	129,481	(138,990)
Refunds from cancelled vessel construction contracts	11,515	(24,675)	36,190
Net cash provided by (used in) investing activities	$3,845	100,512	(96,667)

Investing activities for the six months ended September 30, 2016 provided $3.8 million of cash which is the result of the receipt of $11.5 million from a shipyard related to vessel contracts which were cancelled due to late delivery and proceeds received related to the sale of assets of $1.8 million. Cash used in the additions to properties and equipment were comprised of approximately $0.4 million in capitalized upgrades to existing vessels and equipment, $9 million for the construction of offshore support vessels and $0.1 million in other properties and equipment purchases. For further information regarding the amounts received from shipyards, refer to the “Vessels and Other Commitments” under Note (8) in Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing activities for the six months ended September 30, 2015 used $96.7 million of cash, which is primarily attributed to $139 million of additions to properties and equipment partially offset by refunds received from a shipyard related to vessel contracts which were cancelled due to late delivery and proceeds received from the sale of assets. See “Vessels and Other Commitments” under Note (8) in Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additions to properties and equipment included $13.8 million in capitalized upgrades to existing vessels and equipment, $123.9 million for the construction of offshore support vessels, and $1.3 million in other properties and equipment purchases.

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2016 and 2015 is as follows:

(In thousands)	2016	Change	2015
Principal payment on long-term debt	$(5,036)	59,338	(64,374)
Debt borrowings	—	(31,338)	31,338
Cash dividends	—	23,579	(23,579)
Other	(1,722)	(761)	(961)
Net cash used in financing activities	$(6,758)	50,818	(57,576)

Financing activities for the six months ended September 30, 2016 used $6.8 million of cash, primarily due to $5 million of scheduled semiannual principal payments on Troms debt.

Financing activities for the six months ended September 30, 2015 used $57.6 million of cash, primarily due to principal payments on debt which consisted of $35 million of payments on senior notes, $20 million of payments on the revolving line of credit, $3 million repayment of NOK denominated debt and $6.4 million of scheduled semiannual principal payments on the debt of our wholly-owned Norwegian subsidiary as well as the quarterly payment of common stock dividends of $0.25 per common share. Partially offsetting these uses of cash were $31.3 million additional borrowings related to our wholly-owned Norwegian subsidiary. In January 2016, the company suspended the quarterly dividend program. Refer to “Dividends" above.

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining three vessels currently under construction. We anticipate that we will use some portion of our future operating cash flows and available cash in order to complete the fleet renewal and modernization program. Refer to the “Vessel Commitments at September 30, 2016” section of Management’s Discussion and Analysis and Financial Condition and Results of Operations for more information on the status of vessels currently under construction.

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

Brazilian Customs.  In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $47.5 million as of September 30, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $1 million as of September 30, 2016). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court. If the Macae Customs Office were to prevail in the Brazil court action, the company would also be liable to pay substantial interest in the 3 million reais award. Fines totaling 30 million Brazilian reais (approximately $9.2 million as of September 30, 2016) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $37.4 million as of September 30, 2016) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($18.2 million as of September 30, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $67.1 million as of September 30, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $38.2 million as of September 30, 2016. Enforcement of the balance of the award ($28.9 million as of September 30, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year. Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of September 30, 2016.

Nigeria Marketing Agent Litigation. In October 2012, the company notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $12 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to the company for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $12 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed $5.3 million, 1.9 million Nigerian naira and 0.3 million GBP (aggregating to $5.5 million as of September 30, 2016) in damages and legal costs against Phoenix Tide’s two principals for their tortious interference. The company is seeking to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this $12 million receivable and believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

A discussion regarding our vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. We did not have any other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2016 except as noted below. The following table summarizes the changes to our consolidated contractual obligations as of September 30, 2016 for the remaining months of fiscal 2017, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	More Than 5 Years
Vessel construction obligations	$47,974	15,150	32,824	—	—	—	—
Total obligations	$47,974	15,150	32,824	—	—	—	—

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

As of September 30, 2016 the company operated 16 vessels under sale/leaseback arrangements of which nine were stacked. As of September 30, 2016, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
Remaining six months of 2017	$4,743	10,439	15,182
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$66,945	124,286	191,231

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (11) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Effects of Inflation

Day-to-day operating costs are generally affected by inflation. Because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company’s operating costs. A major impact on operating costs is the level of offshore exploration, field development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the company from the inflationary effects on operating costs.

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

We are also involved in various legal proceedings that relate to asbestos and other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. We are proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard our vessels and at shore-based locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if an accident were to occur.

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

Revolving Line of Credit and Term Loan Agreement

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the company’s revolving line of credit and term loan agreement.

At September 30, 2016, the company had $300 million in outstanding term loan borrowings and $600 million of revolver borrowings. At September 30, 2016, the fair market value of the term loan was $195 million and the fair market value of the revolver was $390 million. A one percentage point change in the Eurodollar interest rate on the $300 million term loan and $600 million revolver at September 30, 2016 would change the company’s interest costs by approximately $9 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at September 30, 2016 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of September 30, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	325,000	315,000	335,000
August 2011	165,000	107,250	103,950	110,550
September 2010	382,500	248,625	240,975	256,275
Total	$1,047,500	680,875	659,925	701,825

Troms Offshore Debt

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the Troms Offshore debt.

Troms Offshore had 373.8 million NOK, or $46.8 million, as well as $54.5 million of U.S. denominated outstanding fixed rate debt at September 30, 2016. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of September 30, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$101,346	97,004	97,425	105,705

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

As of September 30, 2016, Sonatide maintained the equivalent of approximately $95 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. During the six months ended September 30, 2016, the entities which comprise the operations of the Sonatide joint venture recognized a foreign exchange loss of approximately $1 million, primarily as a result of the devaluation of Sonatide’s Angolan kwanza denominated bank accounts relative to the U.S. dollar. The company has recognized 49% of the total foreign exchange loss, or approximately $0.5 million, through equity in net earnings/(losses) of unconsolidated companies. Any further devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company. A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had one outstanding spot contract at September 30, 2016, which had a notional value of $0.8 million and settled by October 3, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled by April 1, 2015.

At September 30, 2016, the company had one Norwegian kroner (NOK) forward contract outstanding, which is generally intended to hedge the company’s foreign exchange exposure relating to its NOK denominated notes payable as disclosed in Note (6). The forward contract has an expiration of November 2016. The combined change in fair value of the forward contracts active during the six months ended September 30, 2016 was $0.1 million, all of which was recorded as a foreign exchange gain because the forward contract did not qualify as hedge instruments. All changes in the fair value of the forward contract were recorded in earnings.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding which had expiration dates between July 1, 2016 and November 10, 2016. The combined change in fair value of the outstanding forward contracts during the fiscal year ended March 31, 2016 was $0.1 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the forward contracts were recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act'), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

The company’s management evaluated, with participation of the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On March 13, 2015, the three member tribunal constituted under the rules of the World Bank’s International Centre for the Settlement of Investment Disputes (“ICSID”) awarded subsidiaries of the company compensation, including accrued interest and costs, for the Bolivarian Republic of Venezuela’s (“Venezuela”) expropriation of the investments of those subsidiaries in Venezuela. The award, issued in accordance with the provisions of the Venezuela-Barbados Bilateral Investment Treaty (“BIT”), represented $46.4 million for the fair market value of the company’s principal Venezuelan operating subsidiary, plus interest from May 8, 2009 to the date of payment of that amount accruing at an annual rate of 4.5% compounded quarterly ($18.2 million as of September 30, 2016) and $2.5 million for reimbursement of legal and other costs expended by the company in connection with the arbitration. The aggregate award is therefore $67.1 million as of September 30, 2016. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered on March 16, 2015 as a final judgment by the United States District Court for the Southern District of New York. In July 2015, Venezuela applied to ICSID to annul the award and obtained a provisional stay of enforcement. In August 2015, ICSID formed an annulment committee and the first hearing of the committee took place on November 23, 2015.  At that hearing, the committee heard arguments on the company’s motion to lift the provisional stay of enforcement with respect to all or a substantial portion of the award during the pendency of the annulment proceedings. On February 29, 2016, the committee ruled that the company is free to pursue the enforcement of a portion of the award amounting to $38.2 million as of September 30, 2016. Enforcement of the balance of the award ($28.9 million as of September 30, 2016) will remain stayed until the conclusion of the annulment proceeding, which the company anticipates will occur this calendar year. Even with the partial lifting of the stay of enforcement, the company recognizes that collection of the award may present significant practical challenges. Because the award has yet to be satisfied and post-award annulment proceedings are pending, the net impact of these matters on the company cannot be reasonably estimated at this time and the company has not recognized a gain related to these matters as of September 30, 2016.

Nigeria Marketing Agent Litigation

In October 2012, the company notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and OlutokunboAfolabi Kuforiji). The company entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom.  These disputes involve three primary issues.  First, the company believes that Phoenix Tide breached its contractual obligations to the company by discouraging various affiliates of TOTAL S.A. from paying approximately $12 million (including U.S. dollar denominated invoices and Naira denominated invoices which have been adjusted for the devaluation of the Naira relative to the U.S. dollar) due to the company for vessel services performed in Nigeria.  The company will continue to actively pursue the collection of those monies.  Second, the parties are disputing whether and to what extent the company owes further contractual obligations to Phoenix Tide, including any obligation to pay Phoenix Tide any further amounts for services previously performed.  Third, the company is seeking to hold Phoenix Tide’s two principals personally liable to the company for interfering with the company’s business relationship with TOTAL S.A.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $12 million payment from TOTAL S.A. to the company, and is in the process of enforcing these orders.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed $5.3 million, 1.9 million Nigerian naira and 0.3 million GBP (aggregating to $5.5 million as of September 30, 2016) in damages and legal costs against Phoenix Tide’s two principals for their tortious interference. The company is seeking to enforce that order against Phoenix Tide’s two principals.  The disputes being litigated in Nigeria are proceeding slowly and all preliminary rulings by Nigerian courts are presently under appeal.

The company has not reserved for this $12 million receivable and believes that the ultimate resolution of this matter will not have a material effect on the company’s consolidated financial statements.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (8) of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. You should carefully consider the risks set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2016, which lists some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our company and the offshore marine service industry which could cause our actual results to differ materially from those anticipated, projected or assumed in the forward-looking statement. You should also consider the risk factors set forth below, which amend and supplement the risks set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2016.  In addition, we are also subject to a variety of risks and uncertainties not known to us or that we currently believe are not as significant as the risks described in our Annual Report on Form 10-K for the year ended March 31, 2016 or this Quarterly Report on Form 10-Q. You should consider these risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Quarterly Report on Form 10-Q.

The closing market price of our common stock has recently declined significantly. If the average closing price of our common stock declines to less than $1.00 over 30 consecutive trading days, our common stock could be delisted from the New York Stock Exchange (the “NYSE”) or trading could be suspended.

Currently, our common stock is listed for trading on the NYSE. The listing of our common stock on the NYSE could be suspended or terminated if we fail to attain certain quantitative and qualitative continued listing criteria, including certain minimum market capitalization requirements, or if the minimum average closing price of our common stock is less than $1.00 per share for thirty consecutive trading days. Recently, our market capitalization has decreased substantially, and since October 24, 2016, our common stock has from time to time traded below $2.00 per share. Further declines in the trading price of our common stock could cause us to breach one or more of the NYSE’s continued listing criteria. As such, we cannot assure you that our common stock will continue to be listed on the NYSE. The delisting of our common stock from the NYSE could result in several adverse consequences, including reduced trading liquidity of our common stock, lower demand for those shares, adverse publicity and a reduced interest in our company from investors, analysts and other market participants.

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

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 8, 2016	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 8, 2016	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2016	/s/ Craig J. Demarest
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

10.1+

Form of Notice of Termination of Change of Control Agreement, delivered to each of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on July 25, 2016, File No. 1-6311).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement