Form 10-Q
period 2016-12-31
TIDEWATER INC
filed 2017-02-08
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

47,068,450 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on January 27, 2017.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	December 31,	March 31,
ASSETS	2016	2016
Current assets:
Cash and cash equivalents	$649,804	678,438
Trade and other receivables, net	174,335	228,113
Due from affiliate	287,592	338,595
Marine operating supplies	30,720	33,413
Other current assets	22,053	44,755
Total current assets	1,164,504	1,323,314
Investments in, at equity, and advances to unconsolidated companies	42,516	37,502
Properties and equipment:
Vessels and related equipment	4,204,048	4,666,749
Other properties and equipment	77,880	92,065
	4,281,928	4,758,814
Less accumulated depreciation and amortization	1,272,521	1,207,523
Net properties and equipment	3,009,407	3,551,291
Other assets	98,772	71,686
Total assets	$4,315,199	4,983,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,754	49,130
Accrued expenses	67,412	91,611
Due to affiliate	132,836	187,971
Accrued property and liability losses	3,574	3,321
Current portion of long-term debt	2,036,060	2,045,516
Other current liabilities	50,274	74,825
Total current liabilities	2,340,910	2,452,374
Deferred income taxes	56,375	34,841
Accrued property and liability losses	11,113	9,478
Other liabilities and deferred credits	159,237	181,546

Commitments and Contingencies (Note 8)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,068,450 shares at December 31, 2016 and 47,067,715 shares at March 31, 2016	4,707	4,707
Additional paid-in capital	171,018	166,604
Retained earnings	1,570,027	2,135,075
Accumulated other comprehensive loss	(6,446)	(6,866)
Total stockholders’ equity	1,739,306	2,299,520
Noncontrolling Interests	8,258	6,034
Total equity	1,747,564	2,305,554
Total liabilities and equity	$4,315,199	4,983,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues:
Vessel revenues	$125,120	212,908	426,911	775,352
Other operating revenues	4,095	5,283	13,951	19,536
	129,215	218,191	440,862	794,888
Costs and expenses:
Vessel operating costs	82,358	125,094	278,326	462,987
Costs of other operating revenues	2,714	3,778	10,040	15,624
General and administrative	34,151	35,598	104,152	116,837
Vessel operating leases	8,441	8,441	25,323	25,325
Depreciation and amortization	41,302	45,422	129,699	137,058
Gain on asset dispositions, net	(6,139)	(5,883)	(18,035)	(19,345)
Asset impairments	253,422	15,141	419,870	61,771
Restructuring charge	—	—	—	7,586
	416,249	227,591	949,375	807,843
Operating loss	(287,034)	(9,400)	(508,513)	(12,955)
Other income (expenses):
Foreign exchange gain (loss)	2,970	(469)	(2,302)	(3,758)
Equity in net earnings (losses) of unconsolidated companies	1,557	(1,710)	2,869	(7,070)
Interest income and other, net	1,437	609	3,605	1,754
Interest and other debt costs, net	(18,587)	(13,312)	(54,018)	(39,741)
	(12,623)	(14,882)	(49,846)	(48,815)
Loss before income taxes	(299,657)	(24,282)	(558,359)	(61,770)
Income tax (benefit) expense	(2,884)	(4,679)	4,680	16,996
Net Loss	$(296,773)	(19,603)	(563,039)	(78,766)
Less: Net income (loss) attributable to noncontrolling interests	903	(94)	2,224	(370)
Net loss attributable to Tidewater Inc.	$(297,676)	(19,509)	(565,263)	(78,396)
Basic loss per common share	$(6.32)	(0.42)	(12.01)	(1.67)
Diluted loss per common share	$(6.32)	(0.42)	(12.01)	(1.67)
Weighted average common shares outstanding	47,068,079	46,943,705	47,067,887	46,956,041
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	47,068,079	46,943,705	47,067,887	46,956,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(296,773)	(19,603)	(563,039)	(78,766)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0, $0 and $0	(73)	212	207	(467)
Amortization of loss on derivative contract, net of tax of $0, $0, $0 and $0	70	180	213	538
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and $0	—	—	—	70
Total comprehensive loss	$(296,776)	(19,211)	(562,619)	(78,625)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2016	2015
Operating activities:
Net loss	$(563,039)	(78,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,699	137,058
Provision for deferred income taxes	—	192
Gain on asset dispositions, net	(18,035)	(19,345)
Asset impairments	419,870	61,771
Equity in earnings (losses) of unconsolidated companies, less dividends	(2,551)	22,087
Compensation expense - stock-based	4,166	9,960
Changes in assets and liabilities, net:
Trade and other receivables	53,778	38,726
Changes in due to/from affiliate, net	(4,132)	68,177
Marine operating supplies	2,693	9,786
Other current assets	(6,065)	1,711
Accounts payable	1,341	6,862
Accrued expenses	(27,954)	(51,068)
Accrued property and liability losses	253	(226)
Other current liabilities	(22,798)	(17,239)
Other liabilities and deferred credits	(4,541)	2,406
Other, net	(3,014)	(699)
Net cash provided by (used in) operating activities	(40,329)	191,393
Cash flows from investing activities:
Proceeds from sales of assets	12,333	8,218
Additions to properties and equipment	(17,144)	(152,225)
Refunds from cancelled vessel construction contracts	25,565	36,190
Net cash provided by (used in) investing activities	20,754	(107,817)
Cash flows from financing activities:
Principal payment on long-term debt	(7,337)	(109,163)
Debt borrowings	—	31,338
Cash dividends	—	(35,378)
Other	(1,722)	(961)
Net cash used in financing activities	(9,059)	(114,164)
Net change in cash and cash equivalents	(28,634)	(30,588)
Cash and cash equivalents at beginning of period	678,438	78,568
Cash and cash equivalents at end of period	$649,804	47,980
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$62,469	47,608
Income taxes	$24,749	38,208
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$5,330	146

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at March 31, 2016	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(565,263)	420	2,224	(562,619)
Stock option activity	—	877	—	—	—	877
Cancellation of restricted stock awards	—	—	215	—	—	215
Amortization/cancellation of restricted stock units	—	3,537	—	—	—	3,537
Balance at December 31, 2016	$4,707	171,018	1,570,027	(6,446)	8,258	1,747,564

Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(78,396)	141	(370)	(78,625)
Stock option activity	—	609	—	—	—	609
Cash dividends declared ($.75 per share)	—	—	(34,965)	—	—	(34,965)
Amortization of restricted stock units	1	7,843	—	—	—	7,844
Amortization/cancellation of restricted stock awards	(7)	361	—	—	—	354
Balance at December 31, 2015	$4,697	168,753	2,216,862	(20,237)	5,857	2,375,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

At June 30, 2016, September 30, 2016 and December 31, 2016, the company did not meet the 3.0x minimum interest coverage ratio covenant (the “minimum interest coverage ratio requirement”) contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). Failure to meet the minimum interest coverage ratio requirement would have resulted in covenant noncompliance; however, as discussed in more detail below, limited waivers were received. Without these limited waivers, the respective lenders and/or the noteholders would have had the ability to declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt and/or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default.

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

The company continues to be actively engaged with its lenders and noteholders with respect to the potential restructuring of the company’s various debt arrangements. It is the goal of the company that any new debt arrangements would provide the company with both sufficient liquidity and a covenant package that will allow the company to operate its business under current market conditions and until those conditions improve without a material risk of a future default of its debt agreements. However, no assurance can be given that these restructuring negotiations will be successfully concluded. Moreover, under all three of the most likely scenarios - a restructuring of the company’s indebtedness outside of bankruptcy; a negotiated restructuring of the company’s indebtedness under the protection of Chapter 11 of the United States Bankruptcy Code; or a Chapter 11 reorganization in the absence of a negotiated restructuring - it is likely that the shareholders’ ownership interests will, at a minimum, be significantly diluted.

In order for the company, its lenders and its noteholders to reach agreement on the terms of restructured debt arrangements, the company expects that it will have to provide collateral to secure some or all of the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, reduce the overall level of its indebtedness to its lenders and noteholders, accept a reduction in total borrowing capacity, pay a higher rate of interest, and issue some form of equity or equity linked instruments to the lenders and noteholders that would substantially reduce the ownership interest of the shareholders.

The company has previously reported that the report of the company's independent registered public accounting firm that accompanied the company’s audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “audit opinion”) contained an explanatory paragraph regarding the company’s ability to continue as a going concern.  The inability of the company to obtain a clean audit opinion was an independent event of default under the Bank Loan Agreement and the Troms Offshore Debt that, in the absence of a waiver, would have allowed the lenders to accelerate the indebtedness thereunder, the effect of which would have been to likewise cause all of the company’s Senior Notes to be in default.

As previously reported, the company was able to obtain limited waivers from the necessary lenders which waived the unqualified audit opinion requirement and/or waived the minimum interest coverage ratio requirement until January 27, 2017. The most recent limited waiver, which took effect on January 27, 2017, has extended the waiver of the unqualified audit opinion requirement and/or waived the minimum interest coverage ratio requirement until March 3, 2017.

The company’s unaudited condensed consolidated financial statements as of and for the quarter and nine months ended December 31, 2016 were prepared assuming the company would continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the issuance date of these consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared no dividends for the quarter and nine month period ended December 31, 2016. The Board of Directors declared the following dividends for the quarter and nine month period ended December 2015:

	Quarter Ended	Nine Months Ended
	December 31,	December 31,
(In thousands, except dividend per share)	2015	2015
Dividends declared	$11,811	34,965
Dividend per share	0.25	0.75

In January 2016, the company suspended the quarterly dividend program in order to preserve liquidity.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters and nine month periods ended December 31, 2016 and 2015 are as follows:

	For the quarter ended December 31, 2016					For the nine months ended December 31, 2016
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	9/30/16	in OCI	net income	OCI	12/31/16	3/31/16	in OCI	net income	OCI	12/31/16
Available for sale securities	72	(188)	115	(73)	(1)	(208)	(50)	257	207	(1)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	4,683	—	—	—	4,683	4,683	—	—	—	4,683
Interest rate swaps	(1,387)	—	70	70	(1,317)	(1,530)	—	213	213	(1,317)
Total	(6,443)	(188)	185	(3)	(6,446)	(6,866)	(50)	470	420	(6,446)

	For the quarter ended December 31, 2015					For the nine months ended December 31, 2015
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	9/30/15	in OCI	net income	OCI	12/31/15	3/31/15	in OCI	net income	OCI	12/31/15
Available for sale securities	(444)	235	(24)	211	(233)	235	(569)	101	(468)	(233)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(9,059)	—	—	—	(9,059)	(9,129)	70	—	70	(9,059)
Interest rate swaps	(1,314)	—	180	180	(1,134)	(1,673)	—	539	539	(1,134)
Total	(20,628)	235	156	391	(20,237)	(20,378)	(499)	640	141	(20,237)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters and nine month periods ended December 31, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,		Affected line item in the condensed
(In thousands)	2016	2015	2016	2015	consolidated statements of income
Realized gains on available for sale securities	$115	(37)	257	155	Interest income and other, net
Amortization of interest rate swap	70	277	213	829	Interest and other debt costs
Total pre-tax amounts	185	240	470	984
Tax effect	—	84	—	344
Total gains for the period, net of tax	$185	156	470	640

(4)INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three and nine-month periods ended December 31, 2016.

Income tax expense for the three and nine month period ended December 31, 2016 is based on tax laws and rates applicable in the jurisdictions in which we operate and earn income. The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues, deemed profits, or other bases utilized under local tax laws rather than income before taxes, (c) vessel movements between taxing jurisdictions and (d) our vessel operating structures.

Income tax expense for the three and nine-month periods ended December 31, 2016 primarily reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at December 31, 2016 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

December 31,
(In thousands)	2016
Tax liabilities for uncertain tax positions	$11,438
Income tax payable	12,903

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at December 31, 2016, are as follows:

December 31,
(In thousands)	2016
Unrecognized tax benefit related to state tax issues	$12,367
Interest receivable on unrecognized tax benefit related to state tax issues	46

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. The pension plan is frozen and closed to new participants. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the quarter ended December 31, 2016, but contributed $3 million to the pension plan during the nine-month period ended December 31, 2016. The company currently does not expect to contribute to the pension plan during the remaining quarter of fiscal 2017. The company did not contribute to the pension plan during the nine-month period ended December 31, 2015.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The supplemental plan is closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed approximately $0.1 million to the supplemental plan during the quarter ended December 31, 2016 and approximately $0.2 million to the supplemental plan during the nine-month period ended December 31, 2016, and does not expect to contribute to the supplemental plan during the remaining quarter of fiscal 2017. The company did not contribute to the supplemental plan during the nine-month period ended December 31, 2015.

Investments held in the Rabbi trust are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at December 31, 2016 and March 31, 2016:

	December 31,	March 31,
(In thousands)	2016	2016
Investments held in Rabbi trust	$8,697	8,811
Unrealized losses in fair value of trust assets	(1)	(208)
Unrealized losses in fair value of trust assets are net of income tax expense of	—	(168)
Obligations under the supplemental plan	26,043	25,072

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

On November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017. The plan amendment resulted in a $0.3 million and $1.9 million increase in net periodic postretirement benefit, which reduced pension expense, during the quarter and nine-month period ended December 31, 2016, respectively, as compared to the same periods during fiscal 2016. The medical coverage remains unchanged for participants under age 65.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Pension Benefits:
Service cost	$257	234	763	702
Interest cost	941	935	2,823	2,805
Expected return on plan assets	(548)	(530)	(1,645)	(1,590)
Administrative expenses	2	—	6	—
Amortization of prior service cost	—	9	—	27
Recognized actuarial loss	446	567	1,338	1,701
Net periodic benefit cost	$1,098	1,215	3,285	3,645
Other Benefits:
Service cost	$20	41	60	191
Interest cost	50	103	150	524
Amortization of prior service cost	(1,086)	(899)	(3,258)	(1,920)
Recognized actuarial benefit	(285)	(281)	(855)	(770)
Net periodic benefit cost	$(1,301)	(1,036)	(3,903)	(1,975)

(6)	INDEBTEDNESS

The following is a summary of debt outstanding at December 31, 2016 and March 31, 2016:

	December 31,	March 31,
(In thousands)	2016	2016
Term loan	$300,000	300,000
Revolving line of credit	600,000	600,000
September 2013 senior unsecured notes	500,000	500,000
August 2011 senior unsecured notes	165,000	165,000
September 2010 senior unsecured notes:	382,500	382,500
May 2015 4.22% notes	27,421	30,033
March 2015 4.21% notes	25,802	27,030
January 2014 3.81% notes	27,487	30,207
May 2012 5.38% notes	14,791	17,500
	$2,043,001	2,052,270
Less: Deferred debt issue costs	6,941	6,754
Total debt	$2,036,060	2,045,516

U.S. Dollar Denominated Debt

The following table contains additional detail for U.S. dollar denominated borrowings outstanding at December 31, 2016 and March 31, 2016:

	December 31,	March 31,
(In thousands, except weighted average data)	2016	2016
Bank loan agreement:
Term loan (A)	$300,000	300,000
Fair value term loan outstanding (Level 2)	165,000	300,000
Revolving line of credit (A) (B)	600,000	600,000
Fair value revolving line of credit outstanding (Level 2)	330,000	600,000
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years (C)	6.6	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$275,000	342,746
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years (C)	3.8	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$90,750	127,148
September 2010 senior unsecured notes:
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years (C)	3.3	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding (Level 2)	$210,375	302,832
May 2015 4.22% notes (D):
Amount outstanding	$27,421	30,033
Fair value of debt outstanding (Level 2)	27,409	30,062
March 2015 4.21% notes (D):
Amount outstanding	$25,802	27,030
Fair value of debt outstanding (Level 2)	25,765	27,027

(A)	The fair value of the term loan and the revolving line of credit approximated their carrying values at March 31, 2016.
(B)	The revolver was fully utilized at December 31, 2016 and March 31, 2016, respectively.

(C)	Weighted average remaining life in years is based on stated maturities; however, all of the company’s indebtedness has been reclassified as current since March 31, 2016.
(D)	Troms Offshore debt requires semi-annual principal payments and has a 12 year maturity.

As of December 31, 2016 the company was in compliance with the maximum 55% debt to capital ratio set forth in its debt facilities and note indentures; however, the company was out of compliance with the 3.0x minimum interest coverage ratio requirement contained in its Revolving Line of Credit and Term Loan Agreement, 2013 Note Agreement and Troms Offshore Debt. Refer to further discussion of this matter in Note (2) in this Quarterly Report on Form 10-Q.

Norwegian Kroner Denominated Debt

The following table contains additional detail for Norwegian Kroner (NOK) denominated borrowings outstanding at December 31, 2016 and March 31, 2016, and their U.S. dollar equivalents:

	December 31,	March 31,
(In thousands)	2016	2016
January 2014 3.81% notes (A):
NOK denominated	237,500	250,000
U.S. dollar equivalent	$27,487	30,207
Fair value in U.S. dollar equivalent (Level 2)	27,442	30,199
May 2012 5.38% notes (A):
NOK denominated	127,800	144,840
U.S. dollar equivalent	$14,791	17,500
Fair value in U.S. dollar equivalent (Level 2)	14,767	17,479

(A)	Troms Offshore debt requires semi-annual principal payments and has a 12 year maturity.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters and nine-month periods ended December 31, 2016 and 2015:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Interest and debt costs incurred, net of interest capitalized	$18,587	13,312	54,018	39,741
Interest costs capitalized	1,118	2,513	3,612	8,280
Total interest and debt costs	$19,705	15,825	57,630	48,021

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Consistent with this guidance, $6.9 million and $6.8 million have been reclassified from other assets and are now presented as a reduction of debt as of December 31, 2016 and March 31, 2016, respectively.

(7)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters and the nine-month periods ended December 31, 2016 and 2015 are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net loss available to common shareholders	$(297,676)	(19,509)	(565,263)	(78,396)
Weighted average outstanding shares of common stock, basic	47,068,079	46,943,705	47,067,887	46,956,041
Dilutive effect of options and restricted stock awards and units	—	—	—	—
Weighted average common stock and equivalents	47,068,079	46,943,705	47,067,887	46,956,041

Loss per share, basic (A)	$(6.32)	(0.42)	(12.01)	(1.67)
Loss per share, diluted (B)	$(6.32)	(0.42)	(12.01)	(1.67)
Additional information:
Antidilutive incremental options and restricted stock awards and units	193,238	455,663	338,039	385,073

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.
(B)

The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”. As a result of the net losses incurred, the company has excluded the antidilutive effect of incremental share equivalents related to options, restricted stock awards and restricted stock units from the “Loss per share, diluted” calculation for the quarters and nine month periods ended December 31, 2016 and 2015.

(8)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of December 31, 2016:

	Number		Invested	Remaining
	of	Total	Through	Balance
(In thousands, except vessel count)	Vessels	Cost	12/31/16	12/31/16
Vessels under construction (A):
Deepwater PSVs	3	$164,279	117,624	46,655
Total vessel commitments	3	$164,279	117,624	46,655

(A)	The two remaining option vessels and a fast supply boat are not included in the table above.

The company has approximately $46.7 million in unfunded capital commitments associated with the three vessels under construction at December 31, 2016. The total cost of the three new-build vessels includes contract costs and other incidental costs. At December 31, 2016, three deepwater platform supply vessels (PSVs), each with approximately 5,400 deadweight tons (DWT) of cargo capacity, were under construction at different shipyards around the world. The deliveries of the remaining three new-build vessels are expected between February and June 2017.

In June and September of 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, (a) the company took delivery of two towing-supply-class vessels and two PSVs at discounted purchase prices, (b) contracts for the four remaining towing-supply-class vessels were terminated and installment payments were returned to the company and (c) the company received options (but not obligations) to acquire the four remaining PSVs. As previously reported, the company owed $5.1 million in installments on two of the PSVs previously delivered by this shipyard as of March 31, 2016. The shipyard agreed to allow the company to offset the $5.1 million in obligations against the $19.1 million refund owed to the company. In October 2016, the company notified the shipyard that it would not be exercising the four remaining options and in November 2016 the shipyard returned to the company the remaining $14 million in installments on these four PSVs. As a result of these settlements, in fiscal 2016, the company (a) received cash returned by the shipyard of $36 million, (b) terminated its obligation to make any additional payments of approximately $50 million, (c) used $3.5 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard, and (d) recorded an impairment charge of $0.8 million to write off the amounts not recoverable from the shipyard. In fiscal 2017, the company (w) received cash from the shipyard of approximately $26 million, (x) terminated its obligation to make any additional payments of approximately $35 million, (y) used $3.8 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard, and (z) recognized a gain of $0.8 million during the quarter ended December 31, 2016 related to the final refunds received from the shipyard. The company anticipates that there will be no further payments, credits or charges under the settlement agreements.

In May 2015, the company entered into a settlement agreement with another international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. Under the terms of the settlement, the company could elect to take delivery of one or both completed vessels at any time prior to June 30, 2016.  If the company did not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company was entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company would be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. In June 2016, the shipyard returned to the company approximately $11.5 million (or $11.7 million owed less foreign taxes on interest totaling approximately $0.2 million). The company and shipyard agreed to permit the shipyard to continue to hold the remaining $0.25 million of installments and extend the option period for both vessels until December 31, 2016. In December 2016, the shipyard returned to the company $0.2 million and the shipyard was permitted to hold the remaining $0.05 million of installments and extend the option period for both vessels until June 30, 2017. These two vessels are not included in the preceding table of vessel commitments as of December 31, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of December 31, 2016.

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

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused  in three areas: reducing the net receivable balance due the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant  portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law,  for services provided by the company be paid for directly in U.S. dollars. These challenges, and the company’s efforts to respond, continue.

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at December 31, 2016 and March 31, 2016 of approximately $288 million and $339 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $112 million of the balance at December 31, 2016 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $86 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $133 million of amounts due from the company to Sonatide.

For the nine months ended December 31, 2016, the company collected (primarily through Sonatide) approximately $80 million from its Angolan operations. Of the $80 million collected, approximately $73 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $7 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $69 million during the nine months ended December 31, 2016 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2016 and March 31, 2016 of approximately $133 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the nine months ended December 31, 2016, the company’s Angolan operations generated vessel revenues of approximately $101 million, or 24%, of its consolidated vessel revenue, from an average of approximately 59 company-owned vessels that are marketed through the Sonatide joint venture (19 of which were stacked on average during the nine months ended December 31, 2016), and, for the nine months ended December 31, 2015, generated vessel revenues of approximately $172 million, or 22%, of consolidated vessel revenue, from an average of approximately 66 company-owned vessels (eight of which were stacked on average during the nine months ended December 31, 2015).

Sonatide owns seven vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of December 31, 2016 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $43 million and $37 million, respectively.

The Angolan government enacted a new statute, which came into effect on July 1, 2016, for a new special contribution on certain banking transactions that imposed a 0.1% tax on the value of all debit transactions from customer’s accounts. The new tax was imposed on Sonatide’s banking transactions. The decree that imposed the 0.1% tax was revoked effective January 1, 2017, and is no longer imposed on Sonatide’s banking transactions.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the nine months ended December 31, 2016 and year ended March 31, 2016 has resulted in a net 18 and 23 vessels transferred out of Angola, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $47.5 million as of December 31, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $1 million as of December 31, 2016). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court. If the Macae Customs Office were to prevail in the Brazil court action, the company would also be liable to pay substantial interest in the 3 million reais award. In addition, the company will likely have to deposit up to $3 million reais with the court in connection with the appeal. Fines totaling 30 million Brazilian reais (approximately $9.2 million as of December 31, 2016) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $37.4 million as of December 31, 2016) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

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

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($14.8 million as of December 31, 2016). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $53.7 million as of December 31, 2016. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company was successful in having the award recognized and entered in March 2015 as a final judgment by the United States District Court for the Southern District of New York.  In addition, the company was successful in having the award recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales.  Even with the recognition of the award in the United States and United Kingdom courts, the company recognizes that collection of the award may present significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Nigeria Marketing Agent Litigation

In October 2012, the company notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company subsequently entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom. The substance of these disputes have been disclosed in prior filings.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate$12 million payment from TOTAL S.A. to the company.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed damages and legal costs against Phoenix Tide’s two principals for their tortious interference.

Subsequent to the close of quarter ending December 31, 2016, on January 26, 2017, the company, Phoenix Tide and its surviving principal, Olutokunbo Afolabi Kuforiji, filed a signed settlement agreement with the Nigerian Appeals Court that is intended to resolve all legal disputes and provides for payment by various affiliates of TOTAL to the company of approximately $12 million (inclusive of U.S. dollar and Naira denominations). The Nigerian Appeals Court has approved the settlement agreement and the TOTAL affiliates have consented to the payment terms provided therein.

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

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of December 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities:	$5,164	5,164	—	—	—
Debt securities:	3,207	860	725	—	1,622
Cash and cash equivalents	367	55	257	—	55
Total	$8,738	6,079	982	—	1,677
Other pending transactions	(40)	(40)	—	—	—
Total fair value of plan assets	$8,698	6,039	982	—	1,677

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of March 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities:	$4,834	4,834	—	—	—
Debt securities:	3,374	972	739	—	1,663
Cash and cash equivalents	343	13	282	—	48
Total	$8,551	5,819	1,021	—	1,711
Other pending transactions	260	291	(49)	—	18
Total fair value of plan assets	$8,811	6,110	972	—	1,729

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

The company had no outstanding spot contracts at December 31, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled April 1, 2016.

Forward Derivatives. Forward derivative financial instruments are usually longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. Forward contracts are valued using counterparty quotations, and we validate the information obtained from counterparties in calculating the ultimate fair values using the market approach and obtaining broker quotations. As such, these derivative contracts are classified as Level 2.

At December 31, 2016, the company had no remaining forward contracts outstanding. The combined change in fair value of the Norwegian kroner (NOK) forward contracts settled during the nine months ended December 31, 2016 was $0.7 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the settled forward contracts were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$612,768	612,768	—	—
Total fair value of assets	$612,768	612,768	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2016:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$643,770	643,770	—	—
Total fair value of assets	$643,770	643,770	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (15).

(10)	OTHER CURRENT ASSETS, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at December 31, 2016 and March 31, 2016 is as follows:

	December 31,	March 31,
(In thousands)	2016	2016
Deposits on vessel construction options (A)	$50	30,285
Deposits - general	12,670	8,076
Prepaid expenses	9,333	6,394
Total other current assets	$22,053	44,755

(A)	Refer to Note (8) for additional discussion regarding the vessels under construction with option agreements.

A summary of other assets at December 31, 2016 and March 31, 2016 is as follows:

	December 31,	March 31,
(In thousands)	2016	2016
Recoverable insurance losses	$11,047	9,412
Deferred income tax assets	55,039	33,505
Savings plans and supplemental plan	14,452	14,472
Other	18,234	14,297
Total other assets	$98,772	71,686

A summary of accrued expenses at December 31, 2016 and March 31, 2016 is as follows:

	December 31,	March 31,
(In thousands)	2016	2016
Payroll and related payables	$11,301	12,864
Commissions payable	4,140	7,193
Accrued vessel expenses	37,849	45,838
Accrued interest expense	4,902	15,120
Other accrued expenses	9,220	10,596
Total accrued expenses	$67,412	91,611

A summary of other current liabilities at December 31, 2016 and March 31, 2016 is as follows:

	December 31,	March 31,
(In thousands)	2016	2016
Taxes payable	$24,968	45,854
Deferred gain on vessel sales - current	23,798	23,798
Other	1,508	5,173
Total other current liabilities	$50,274	74,825

A summary of other liabilities and deferred credits at December 31, 2016 and March 31, 2016 is as follows:

	December 31,	March 31,
(In thousands)	2016	2016
Postretirement benefits liability	$311	4,755
Pension liabilities	40,289	41,690
Deferred gain on vessel sales	94,873	112,721
Other	23,764	22,380
Total other liabilities and deferred credits	$159,237	181,546

(11)	ACCOUNTING PRONOUNCEMENTS

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

At the beginning of fiscal 2017 the company’s operations in the Mediterranean Sea (based in Egypt) were transitioned from the company’s previously disclosed Middle East/North Africa operations and included with the company’s previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, the company now discloses these new segments as Middle East and Africa/Europe, respectively. The company’s Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consistent with the company’s chief operating decision maker’s review of operating results for the purposes of allocating resources and assessing performance. Fiscal 2016 amounts have been recast to conform to the new segment alignment.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2016 and 2015. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Revenues:
Vessel revenues:
Americas	$45,577	75,963	159,310	279,345
Asia/Pacific	5,586	19,144	19,617	79,254
Middle East	20,647	26,256	68,323	87,193
Africa/Europe	53,310	91,545	179,661	329,560
	125,120	212,908	426,911	775,352
Other operating revenues	4,095	5,283	13,951	19,536
	$129,215	218,191	440,862	794,888
Vessel operating profit (loss):
Americas	$(6,242)	9,289	(11,745)	41,940
Asia/Pacific	(5,586)	(3,796)	(17,256)	4,122
Middle East	(2,782)	650	(1,890)	4,898
Africa/Europe	(11,559)	3,120	(38,940)	19,085
	(26,169)	9,263	(69,831)	70,045
Other operating profit (loss)	116	(626)	(1,323)	(3,120)
	(26,053)	8,637	(71,154)	66,925

Corporate general and administrative expenses	(13,133)	(7,150)	(33,632)	(25,096)
Corporate depreciation	(565)	(1,629)	(1,892)	(4,772)
Corporate expenses	(13,698)	(8,779)	(35,524)	(29,868)

Gain on asset dispositions, net	6,139	5,883	18,035	19,345
Asset impairments (A)	(253,422)	(15,141)	(419,870)	(61,771)
Restructuring charge (B)	—	—	—	(7,586)
Operating loss	$(287,034)	(9,400)	(508,513)	(12,955)
Foreign exchange gain (loss)	2,970	(469)	(2,302)	(3,758)
Equity in net earnings (losses) of unconsolidated companies	1,557	(1,710)	2,869	(7,070)
Interest income and other, net	1,437	609	3,605	1,754
Interest and other debt costs, net	(18,587)	(13,312)	(54,018)	(39,741)
Loss before income taxes	$(299,657)	(24,282)	(558,359)	(61,770)
Depreciation and amortization:
Americas	$12,039	12,029	37,517	36,311
Asia/Pacific	5,266	5,803	16,586	16,503
Middle East	5,411	4,780	15,764	14,381
Africa/Europe	17,166	19,812	54,365	60,806
	39,882	42,424	124,232	128,001
Other	855	1,369	3,575	4,285
Corporate	565	1,629	1,892	4,772
	$41,302	45,422	129,699	137,058
Additions to properties and equipment:
Americas	$18	2,064	93	44,118
Asia/Pacific	—	360	—	2,069
Middle East	273	127	587	776
Africa/Europe	190	460	649	1,827
	481	3,011	1,329	48,790
Other	—	26	—	113
Corporate (C)	2,008	8,872	21,145	103,467
	$2,489	11,909	22,474	152,370

(A)	Refer to Note (15) for additional information regarding asset impairment charges.
(B)	Refer to Note (14) for additional information regarding the restructuring charge.
(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at December 31, 2016 and March 31, 2016:

	December 31,	March 31,
(In thousands)	2016	2016
Total assets:
Americas	$832,628	1,101,699
Asia/Pacific	346,385	514,948
Middle East	284,767	405,420
Africa/Europe	1,965,423	1,999,543
	3,429,203	4,021,610
Other	23,120	42,191
	3,452,323	4,063,801
Investments in, at equity, and advances to unconsolidated companies	42,516	37,502
	3,494,839	4,101,303
Corporate (A) (B)	820,360	882,490
	$4,315,199	4,983,793

(A)	At December 31, 2016 and March 31, 2016, $610.7 million and $651.2 million, respectively, of cash are included in Corporate.

(B)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessel is assigned to a non-corporate reporting segment or the date it is delivered. At December 31, 2016 and March 31, 2016, $94.6 million and $136.8 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and nine-month periods ended December 31, 2016 and 2015:

		Quarter Ended				Nine Months Ended
Revenue by vessel class		December 31,				December 31,
(In thousands)	2016	% of Vessel Revenue	2015	% of Vessel Revenue	2016	% of Vessel Revenue	2015	% of Vessel Revenue
Americas fleet:
Deepwater	$30,846	25%	49,792	23%	108,503	25%	191,720	25%
Towing-supply	11,905	9%	22,254	11%	41,823	10%	75,890	10%
Other	2,826	2%	3,917	2%	8,984	2%	11,735	1%
Total	$45,577	36%	75,963	36%	159,310	37%	279,345	36%
Asia/Pacific fleet:
Deepwater	$1,652	1%	13,267	6%	6,114	2%	56,535	7%
Towing-supply	3,934	3%	5,877	3%	13,503	3%	22,719	3%
Other	—	—	—	—	—	—	—	—
Total	$5,586	4%	19,144	9%	19,617	5%	79,254	10%
Middle East fleet:
Deepwater	$6,953	6%	5,359	3%	19,979	5%	17,800	2%
Towing-supply	13,694	11%	20,897	9%	48,344	11%	69,393	9%
Other	—	—	—	—	—	—	—	—
Total	$20,647	17%	26,256	12%	68,323	16%	87,193	11%
Africa/Europe fleet:
Deepwater	$21,748	17%	42,692	20%	79,342	18%	165,327	22%
Towing-supply	26,087	21%	36,084	17%	79,938	19%	120,995	15%
Other	5,475	5%	12,769	6%	20,381	5%	43,238	6%
Total	$53,310	43%	91,545	43%	179,661	42%	329,560	43%
Worldwide fleet:
Deepwater	$61,199	49%	111,110	52%	213,938	50%	431,382	56%
Towing-supply	55,620	44%	85,112	40%	183,608	43%	288,997	37%
Other	8,301	7%	16,686	8%	29,365	7%	54,973	7%
Total	$125,120	100%	212,908	100%	426,911	100%	775,352	100%

(13)	SALE/LEASEBACK ARRANGEMENTS

As of December 31, 2016 the company operated 16 vessels under sale/leaseback arrangements of which ten are stacked. As of December 31, 2016, the future minimum lease payments for vessels under operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014
Fiscal year ending (In thousands)	Sale/Leaseback	Sale/Leaseback	Total
Remaining three months of 2017	$2,371	5,220	7,591
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$64,573	119,067	183,640

Included in gain on asset dispositions, net for the quarter and nine months ended December 31, 2016, respectively, were $5.8 million and $17.5 million of deferred gain amortization from sale leaseback transactions.

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

Restructuring charges incurred by segment and cost type for the quarters and nine-month periods ended December 31, 2016 and 2015 are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Americas:
Crew costs	$—	—	—	3,410
Other vessel costs	—	—	—	203
Asia/Pacific:
Crew costs	—	—	—	3,973
Total restructuring charges	$—	—	—	7,586

(15)	ASSET IMPAIRMENTS

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

The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. If an asset group fails the undiscounted cash flow test, the company estimates the fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, to the carrying value of each asset group in order to determine if impairment exists. Similar to stacked vessels, management obtains estimates of the fair values of the active vessels from third party appraisers or brokers for use in determining fair value estimates.

During the quarter ended December 31, 2016, the company recognized $84.1 million of impairments to the stacked vessel fleet. The number of vessels in the stacked fleet that were impaired during the quarter ended December 31, 2016 was 26 vessels. The fair value of vessels in the stacked fleet incurring impairment during the quarter was $219.9 million at December 31, 2016 (after having recorded impairment charges). Excluding leased vessels, a total of 80 vessels in the stacked fleet, representing $752.3 million of net book value at December 31, 2016, were not impaired during the quarter.

During the quarter ended December 31, 2016 the company completed a review of the carrying values of vessels in the active fleet and recognized of $169.3 million of impairments. The number of vessels in the active fleet that were impaired during the quarter ended December 31, 2016 was 48 vessels. The fair value of vessels in the active fleet incurring impairment during the quarter was $303.6 million at December 31, 2016 (after having recorded impairment charges). Excluding leased vessels, a total of 92 vessels in the active fleet, representing $1.6 billion of net book value at December 31, 2016, were not impaired during the quarter.

The total carrying value of 246 vessels (excluding leased vessels) in the stacked and active fleets at December 31, 2016 of $2.9 billion does not necessarily reflect the realizable value of such vessels if such vessels were disposed of on any expedited basis.

The table below summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2016 and 2015, along with the amount of impairment.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Number of vessels impaired during the period	74	14	115	47
Number of ROVs impaired during the period	—	—	8	—
Amount of impairment incurred	$253,422	15,141	419,870	61,771
Combined fair value of assets incurring impairment	523,495	90,010	813,851	244,310

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, the future outlook for the amendment or other restructuring of the company’s indebtedness; potential difficulty in meeting financial covenants in material debt or other obligations of the company or in obtaining covenant relief from lenders or other contract parties; volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices; without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; consolidation of our customer base: fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; and the resolution of pending legal proceedings.

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

About Tidewater

Our vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At December 31, 2016, we owned or chartered 262 vessels (excluding eight joint venture vessels, but including 116 stacked vessels) and eight ROVs available to serve the global energy industry.

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

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused  in three areas: reducing the net receivable balance due the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant  portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law,  for services provided by the company be paid for directly in U.S. dollars. These challenges, and the company’s efforts to respond, continue.

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at December 31, 2016 and March 31, 2016 of approximately $288 million and $339 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $112 million of the balance at December 31, 2016 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $86 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $133 million of amounts due from the company to Sonatide.

For the nine months ended December 31, 2016, the company collected (primarily through Sonatide) approximately $80 million from its Angolan operations. Of the $80 million collected, approximately $73 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars directly received by the company from customers. The balance of $7 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of those dollars and payment to the company.  The company also reduced the due from affiliate and due to affiliate balances by approximately $69 million during the nine months ended December 31, 2016 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2016 and March 31, 2016 of approximately $133 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the nine months ended December 31, 2016, the company’s Angolan operations generated vessel revenues of approximately $101 million, or 24%, of its consolidated vessel revenue, from an average of approximately 59 company-owned vessels that are marketed through the Sonatide joint venture (19 of which were stacked on average during the nine months ended December 31, 2016), and, for the nine months ended December 31, 2015, generated vessel revenues of approximately $172 million, or 22%, of consolidated vessel revenue, from an average of approximately 66 company-owned vessels (eight of which were stacked on average during the nine months ended December 31, 2015).

Sonatide owns seven vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of December 31, 2016 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $43 million and $37 million, respectively.

The Angolan government enacted a new statute, which came into effect on July 1, 2016, for a new special contribution on certain banking transactions that imposed a 0.1% tax on the value of all debit transactions from customer’s accounts. The new tax was imposed on Sonatide’s banking transactions. The decree that imposed the 0.1% tax was revoked effective January 1, 2017, and is no longer imposed on Sonatide’s banking transactions.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the nine months ended December 31, 2016 and year ended March 31, 2016 has resulted in a net 18 and 23 vessels transferred out of Angola, respectively.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 80 countries have now ratified the Convention.

The company continues to prioritize certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are maintained, regardless of the area of operation. Additionally, where possible, the company continues to work with its operationally identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention and allow the company to standardize operational protocols among its fleet of vessels that work in various areas around the world.

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

After a significant decrease in the price of oil during our fiscal year ended March 31, 2016, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, increased during the nine months ended December 31, 2016. We anticipate that our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which during January 2017, was trading around $52 per barrel for West Texas Intermediate (WTI) crude and $55 per barrel for Intercontinental Exchange (ICE) Brent crude, up from sub-$30 per barrel for WTI and ICE Brent in January 2016 and also higher than the $36 and $37 per barrel prices, respectively, in March 2016. Some analysts have projected further strengthening of oil and gas prices during calendar year 2017 if current forecasts of global economic growth materialize and if Organization of Petroleum Exporting Countries (OPEC) member nations abide by recently announced production cuts.

The recent trend in crude oil prices and the current pricing outlook could lead to increased exploration, development and production activity as current prices for WTI and ICE Brent are approaching the range which some surveys have indicated that, if sustainable, E&P companies would begin to increase spending. However, a recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, is expected to precede a recovery in offshore activity and spending, much of which takes place in the international markets. These same analysts also expect that a further decrease in offshore spending is likely during calendar year 2017 and that any improvements in offshore E&P activity would likely not occur until late calendar year 2017 and in 2018, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Petrodata reports.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market.  The oversupplied nature of the natural gas markets has, however, recently begun to unwind as lower natural gas reserves, an increased use of natural gas for electrical generation and the weather forecast for the upcoming winter season in the northern hemisphere have caused natural gas prices to somewhat rebound. In January 2017, natural gas was trading in the U.S. at approximately $3.70 per Mcf, higher than January 2016 pricing levels of approximately $2.20 per Mcf and higher than the March 2016 level of $1.73 per Mcf as reported by the U.S. Energy Information Administration. Generally high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years, however, have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices, even with recent increases in pricing, have caused, and may continue to cause, many E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata at the end of December 2016 indicate that the worldwide movable offshore drilling rig count is estimated at approximately 915 rigs, of which approximately 415 offshore rigs were working as of the end of December 2016, a decrease of approximately 24%, or 130 working rigs, from the number of working rigs at the end of December 2015, and a decrease of approximately 40%, or 280 working rigs, from the number of working rigs at the end of December 2014. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 915 movable offshore rigs worldwide, approximately 32%, or approximately 290 rigs, are designed to operate in deeper waters. Of the approximately 415 working offshore rigs at the end of December 2016, approximately 125 rigs, or 30%, are designed to operate in deeper waters. As of December 2016, the number of working deepwater rigs was approximately 30%, or 55 rigs, less than the number of working deepwater rigs at the end of December 2015, and a decrease of approximately 52%, or 135 working rigs, from the number of working rigs at the end of December 2014. It is also estimated that approximately 30% of the approximate 165 total offshore rigs currently under construction, or approximately 50 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent nearly 40% of the approximately 135 deepwater rigs working in December 2016. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced E&P spending.

In the floating production unit market approximately 60 new floating production units are under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already operating worldwide. Given the current economic environment, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to be significant.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 265 working jack-up rigs as of December 2016 (64% of the 415 working offshore rigs), which is a decrease of approximately 20%, or 65 rigs, from the number of jack-up rigs working at the end of December 2015, and a decrease of approximately 35%, or 145 working rigs, from the number of working rigs at the end of December 2014. The construction backlog for new jack-up rigs as of December 2016 (105 rigs) has been reduced from the jack-up construction backlog as of December 2015 of approximately 125 rigs, nearly all of which are scheduled for delivery in the next 18 months, although the timing of such deliveries as scheduled remains uncertain given the depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 105 newbuild jackup rigs represent 40% of the approximately 265 jack up rigs working in December 2016, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 370 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (315 vessels), on order or planned as of December 2016. The majority of the vessels under construction are scheduled to be delivered within the next 12 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of December 2016, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,510 vessels which include approximately 625 vessels that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions. Excluding the 625 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (315 vessels) represents approximately 14% of the remaining worldwide fleet of approximately 2,880 offshore support vessels.

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

Although the future attrition rate of the 625 older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 315 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

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

Although we believe investment in additional rigs, especially those capable of operating in deeper waters, indicates offshore rig owners’ longer-term expectation for higher levels of activity, the general decline in crude oil and natural gas prices over the past three years, the reduction in offshore spending expectations among E&P companies and the number of new-build vessels which are expected to deliver within the next 18-24 months indicates that there may be, at least in the short-to intermediate-term, a period of potential greater overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Fiscal 2017 Business Highlights

During the first nine months of fiscal 2017, we continued to focus on identifying potential cost savings that could be realized given the reduction in revenues attributable to lower crude oil prices and reduced E&P spending. Key elements of our strategy include sustaining our offshore support vessel fleet and its global operating footprint, maintaining adequate liquidity to fund operations and the relatively modest payments related to three vessels under construction at December 31, 2016. Operating management is focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight of major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At December 31, 2016, we owned or chartered 262 vessels (excluding joint-venture vessels) in our fleet with an average age of 8.9 years. The average age of 249 vessels in the fleet that have been acquired or constructed since calendar year 2000 as part of our new build and acquisition program is approximately 8.0 years.

Primarily as a result of the significant industry downturn which occurred over the latter half of fiscal 2015 and has continued through fiscal 2016 and 2017, our revenue during the first nine months of fiscal 2017 decreased 45%, or $354 million, from the revenues earned during the same period of fiscal 2016.

We have responded to the reductions in revenue by reducing vessel operating costs which decreased 40%, or $184.7 million, during the first nine months of fiscal 2017 as compared to the same period in fiscal 2016. During the first nine months of fiscal 2017 as compared to the same period of fiscal 2016, crew costs decreased approximately 40%, or $99 million; repair and maintenance costs decreased 46%, or $37.4 million; fuel, lube and supplies costs decreased 44%, or $22.9 million; and other vessel costs decreased 37%, or $27.3 million; primarily due to the reduction in the number of vessels operating, along with other cost cutting initiatives implemented throughout fiscal 2016 and into fiscal 2017. Partially offsetting these decreases to vessel operating expenses was a 20%, or $2 million increase to insurance costs as a result of claims for which additional loss reserves were required.

We recorded significant asset impairment charges since January 1, 2016, which decreased the depreciable asset base of our vessels. Depreciation and amortization expense also decreased due to the disposition of assets and assets which have been fully depreciated since January 1, 2016. Collectively, these items exceeded the impact of incremental depreciation from new build vessels delivered into the fleet in the last 12 months which resulted in lower depreciation and amortization expense of 5%, or $7.4 million, during the first nine months of fiscal 2017 as compared to the same period of fiscal 2016.

General and administrative expenses decreased 11%, or $12.7 million, during the first nine months of fiscal 2017 as compared to the same period of fiscal 2016, as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market, the impact of which was offset by a $12 million, or 95%, increase in professional service fees, much of which is related to ongoing debt restructuring negotiations.

We recorded $419.9 million of asset impairments during the first nine months of fiscal 2017 primarily due to our stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

Increased borrowings under our revolving credit facility in March 2016, and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest and other debt expenses of $14.3 million, or 36%, during the first nine months of fiscal 2017 as compared to the same period of the previous fiscal year. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

As of December 31, 2016 and March 31, 2016 our net debt to net capitalization ratio was 44.2% and 37.3%, respectively. Our ratio of net debt to net capitalization is calculated by dividing total debt, net of cash and cash equivalents as of the balance sheet dates by the sum of shareholders’ equity and debt, net of cash and cash equivalents, and is relevant and useful to us in order to determine financial leverage relative to peers and the company’s ability to comply with existing debt agreements. Debt balances used in the calculation of this ratio are net of debt issue costs per ASU 2015-03 which was adopted in the first quarter of fiscal 2017 and retrospectively applied to prior year amounts.

At the beginning of fiscal year 2017 our operations in the Mediterranean Sea (based in Egypt) were transitioned from the previously disclosed Middle East/North Africa operations and included with the previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, we now disclose these new segments as Middle

East and Africa/Europe, respectively. Our Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consistent with our chief operating decision maker’s review of operating results for the purposes of allocating resources and assessing performance.

Vessel revenues generated by our Americas segment decreased approximately 43%, or $120 million, during the first nine months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, reflecting an overall 23 percentage point decrease in utilization and a 3% decrease in average day rates. Vessel operating costs for the Americas segment also decreased 40%, or $62.7 million, during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 75%, or $59.6 million, during the first nine months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, primarily due to an overall 30 percentage point decrease in utilization and a 53% decrease in average day rates. Vessel operating costs for the Asia/Pacific segment decreased 70%, or $34.1 million, during the same comparative periods.

Vessel revenues generated by our Middle East segment decreased 22%, or $18.9 million, during the first nine months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, as a result of an overall 9 percentage point decrease in utilization and an 18% decrease in average day rates. Vessel operating costs for the Middle East segment also decreased 20%, or $11.7 million, during the same comparative periods.

Vessel revenues generated by our Africa/Europe segment decreased 46%, or $149.9 million, during the first nine months of fiscal 2017 as compared to the vessel revenues earned during the same period in fiscal 2016, reflecting an overall 20 percentage point decrease in utilization and 17% decrease in average day rates. Vessel operating costs for the Africa/Europe segment decreased 38%, or $76.2 million, during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Asia/Pacific, Middle East, and Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, vessel operating leases, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel revenues:
Americas	$45,577	36%	75,963	36%	159,310	37%	279,345	36%	53,125	38%
Asia/Pacific	5,586	4%	19,144	9%	19,617	5%	79,254	10%	6,110	4%
Middle East	20,647	17%	26,256	12%	68,323	16%	87,193	11%	23,474	17%
Africa/Europe	53,310	43%	91,545	43%	179,661	42%	329,560	43%	56,652	41%
Total vessel revenues	$125,120	100%	212,908	100%	426,911	100%	775,352	100%	139,361	100%
Vessel operating costs:
Crew costs	$43,384	35%	71,270	33%	148,642	35%	247,670	32%	49,370	35%
Repair and maintenance	13,214	10%	14,811	7%	43,183	10%	80,593	10%	13,440	10%
Insurance and loss reserves	2,142	2%	1,689	1%	11,775	2%	9,815	1%	2,637	2%
Fuel, lube and supplies	7,782	6%	16,369	8%	28,730	7%	51,626	7%	10,176	7%
Other	15,836	13%	20,955	10%	45,996	11%	73,283	10%	11,471	8%
Total vessel operating costs	$82,358	66%	125,094	59%	278,326	65%	462,987	60%	87,094	62%

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended		Nine Months Ended		Quarter Ended
	December 31,		December 31,		September 30,
(In thousands)	2016	2015	2016	2015	2016
Other operating revenues	$4,095	5,283	13,951	19,536	4,361
Costs of other operating revenues	2,714	3,778	10,040	15,624	3,423

The following table presents vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operating costs:
Americas:
Crew costs (A)	$16,416	36%	24,342	32%	53,917	34%	88,517	32%	17,970	34%
Repair and maintenance	4,452	10%	4,713	6%	17,360	11%	30,159	11%	5,306	10%
Insurance and loss reserves	664	2%	427	1%	3,755	2%	3,230	1%	826	2%
Fuel, lube and supplies	2,382	5%	5,830	8%	9,738	6%	16,240	6%	3,168	6%
Other (A)	3,216	7%	5,616	7%	9,014	6%	18,334	6%	1,158	2%
	27,130	60%	40,928	54%	93,784	59%	156,480	56%	28,428	54%
Asia/Pacific:
Crew costs (A)	$1,756	31%	7,246	38%	6,943	36%	28,773	36%	2,258	37%
Repair and maintenance	312	6%	2,355	12%	1,093	6%	6,360	8%	462	8%
Insurance and loss reserves	205	4%	278	2%	1,163	6%	1,185	2%	340	6%
Fuel, lube and supplies	526	9%	1,982	10%	2,042	10%	6,077	8%	578	9%
Other	1,095	20%	2,286	12%	3,591	18%	6,556	8%	1,366	22%
	3,894	70%	14,147	74%	14,832	76%	48,951	62%	5,004	82%
Middle East:
Crew costs	$7,508	37%	9,329	36%	22,650	33%	28,376	32%	7,560	32%
Repair and maintenance	3,120	15%	4,635	18%	10,161	15%	17,126	20%	3,107	13%
Insurance and loss reserves	454	2%	78	<1%	2,125	3%	671	1%	534	2%
Fuel, lube and supplies	1,042	5%	1,375	5%	3,850	6%	4,143	5%	1,488	7%
Other	2,868	14%	1,907	7%	6,880	10%	7,018	8%	1,884	8%
	14,992	73%	17,324	66%	45,666	67%	57,334	66%	14,573	62%
Africa/Europe:
Crew costs	$17,704	33%	30,353	33%	65,132	36%	102,004	31%	21,582	38%
Repair and maintenance	5,330	10%	3,108	4%	14,569	8%	26,948	8%	4,565	8%
Insurance and loss reserves	819	2%	906	1%	4,732	3%	4,729	1%	937	2%
Fuel, lube and supplies	3,832	7%	7,182	8%	13,100	7%	25,166	8%	4,942	9%
Other	8,657	16%	11,146	12%	26,511	15%	41,375	13%	7,063	12%
	36,342	68%	52,695	58%	124,044	69%	200,222	61%	39,089	69%
Total vessel operating costs	$82,358	66%	125,094	59%	278,326	65%	462,987	60%	87,094	62%

(A)

Nine months ended December 31, 2015 figures exclude restructuring charges of $3.6 million ($3.4 million crew costs and $0.2 million other) and $4.0 million (crew costs) related to our Americas and Asia/Pacific segments, respectively, which were incurred during the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

The following table presents vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operations general and administrative expenses:
Americas	$6,024	13%	7,090	9%	19,876	12%	24,733	9%	6,548	12%
Asia/Pacific	2,012	36%	2,991	16%	5,455	28%	9,679	12%	1,664	27%
Middle East	3,026	15%	3,502	13%	8,783	13%	10,580	12%	2,735	12%
Africa/Europe	9,546	18%	14,103	15%	34,747	19%	44,002	13%	11,390	20%
Total vessel operations general and administrative expenses	$20,608	16%	27,686	13%	68,861	16%	88,994	11%	22,337	16%

The following table presents vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operating leases:
Americas	$6,626	15%	6,626	9%	19,878	12%	19,880	7%	6,626	12%
Asia/Pacific	—	—	—	—	—	—	—	—	—	—
Middle East	—	—	—	—	—	—	—	—	—	—
Africa/Europe	1,815	3%	1,815	2%	5,445	3%	5,445	2%	1,815	3%
Total vessel operating leases	$8,441	7%	8,441	4%	25,323	6%	25,325	3%	8,441	6%

The following table compares operating loss and other components of loss before income taxes and the related percentage of total revenue for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operating profit (loss):
Americas (A)	$(6,242)	(5%)	9,289	4%	(11,745)	(3%)	41,940	5%	(1,177)	(1%)
Asia/Pacific (A)	(5,586)	(4%)	(3,796)	(2%)	(17,256)	(4%)	4,122	1%	(6,096)	(4%)
Middle East	(2,782)	(2%)	650	1%	(1,890)	(<1%)	4,898	1%	925	1%
Africa/Europe	(11,559)	(9%)	3,120	1%	(38,940)	(9%)	19,085	2%	(14,072)	(10%)
	(26,169)	(20%)	9,263	4%	(69,831)	(16%)	70,045	9%	(20,420)	(14%)
Other operating profit (loss)	116	<1%	(626)	(<1%)	(1,323)	(<1%)	(3,120)	(<1%)	(1,012)	(1%)
	(26,053)	(20%)	8,637	4%	(71,154)	(16%)	66,925	9%	(21,432)	(15%)

Corporate general and administrative expenses	(13,133)	(10%)	(7,150)	(3%)	(33,632)	(8%)	(25,096)	(3%)	(10,006)	(7%)
Corporate depreciation	(565)	(1%)	(1,629)	(1%)	(1,892)	(<1%)	(4,772)	(1%)	(597)	(<1%)
Corporate expenses	(13,698)	(11%)	(8,779)	(4%)	(35,524)	(8%)	(29,868)	(4%)	(10,603)	(7%)

Gain on asset dispositions, net	6,139	5%	5,883	2%	18,035	4%	19,345	2%	6,253	4%
Asset impairments	(253,422)	(196%)	(15,141)	(6%)	(419,870)	(95%)	(61,771)	(7%)	(129,562)	(90%)
Restructuring charge	—	—	—	—	—	—	(7,586)	(1%)	—	—
Operating loss	$(287,034)	(222%)	(9,400)	(4%)	(508,513)	(115%)	(12,955)	(1%)	(155,344)	(108%)
Foreign exchange gain (loss)	2,970	2%	(469)	(<1%)	(2,302)	(1%)	(3,758)	(1%)	(2,539)	(2%)
Equity in net earnings (losses) of unconsolidated companies	1,557	1%	(1,710)	(1%)	2,869	<1%	(7,070)	(1%)	1,313	1%
Interest income and other, net	1,437	1%	609	<1%	3,605	1%	1,754	<1%	992	1%
Interest and other debt costs, net	(18,587)	(14%)	(13,312)	(6%)	(54,018)	(12%)	(39,741)	(5%)	(18,477)	(13%)
Loss before income taxes	$(299,657)	(232%)	(24,282)	(11%)	(558,359)	(127%)	(61,770)	(8%)	(174,055)	(121%)

(A)

Nine months ended December 31, 2015 figures exclude restructuring charges of $3.6 million ($3.4 million crew costs and $0.2 million other) and $4.0 million (crew costs) related to our Americas and Asia/Pacific segments, respectively, which were incurred during the quarter ended September 30, 2015. Refer to Other Items for further discussion of restructuring charges incurred in fiscal 2016.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 40%, or $30.4 million, and 43%, or $120 million, respectively, during the quarter and nine month period ended December 31, 2016 as compared to the same periods in fiscal 2016, due primarily to lower utilization across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 38%, or $18.9 million, and 43%, or $83.2 million, during the same comparative periods. During the quarter and nine month period ended December 31, 2016, as compared to the same periods of fiscal 2016, deepwater vessels experienced decreases in utilization of 22 and 29 percentage points. Revenues related to towing supply vessels also decreased 47%, or $10.3 million, and 45%, or $34.1 million, during the same comparative periods primarily as a result of decreases in utilization of 13 and 18 percentage points. In addition, there were fewer towing supply vessels in active service during the nine months ended December 31, 2016 as compared to the same period of the preceding fiscal year. The overall decreased utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, we had 28 stacked Americas-based vessels. During the first nine months of fiscal 2017, we stacked 16 additional vessels, returned one previously stacked vessel to service and sold nine vessels from the previously stacked vessel fleet, resulting in a total of 34 stacked Americas-based vessels, or approximately 49% of the Americas-based fleet, as of December 31, 2016.

Operating profit for the Americas segment decreased 167%, or $15.5 million, and 128%, or $53.7 million, during the quarter and nine month period ended December 31, 2016 as compared to the same periods in fiscal 2016, primarily due to lower revenues as a result of decreases in vessel activity which was partially offset by decreased operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supplies costs and other vessel costs) and decreased general and administrative costs which are due to the company’s cost control initiatives.

Crew costs decreased 33%, or $7.9 million, and 39%, or $34.6 million; repair and maintenance costs decreased 6%, or $0.3 million, and 42%, or $12.8 million; fuel, lube and supplies costs decreased 59%, or $3.4 million, and 40%, or $6.5 million; other vessel costs decreased 43%, or $2.4 million, and 51%, or $9.3 million; and general and administrative costs decreased 15%, or $1.1 million, and 20%, or $4.9 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016 due to the decrease in operating activity in the segment and the deferral of drydockings due in part to our decision to stack additional vessels.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 71%, or $13.6 million, and 75%, or $59.6 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016, due to lower utilization and average day rates across all vessel classes, most notably deepwater vessels, for which revenues decreased 88%, or $11.6 million, and 89%, or $50.4 million, during the same comparative periods due to decreases in utilization of 33 and 40 percentage points and decreases in average day rates of 34% and 40%, respectively. Towing supply vessel revenue also decreased during these same comparative periods 33%, or $1.9 million, and 41%, or $9.2 million, respectively, due to decreases in average day rates of 3% and 17% and decreases in utilization of 20 and 25 percentage points. The overall decreased day rates and utilization are primarily the result of decreases in the volume of oil and gas exploration, field development and production spending in the region which has led to our increased stacking of underutilized vessels in the region and consequently to the effective suspension of our operations in Australia during fiscal 2016.

At the beginning of fiscal 2017, we had 16 stacked Asia/Pacific-based vessels. During the first nine months of fiscal 2017, we stacked six additional vessels and returned two previously stacked vessel to service, resulting in a total of 20 stacked Asia/Pacific-based vessels, or approximately 67% of the Asia/Pacific-based fleet, as of December 31, 2016.

Operating profit for the Asia/Pacific segment decreased 47%, or $1.8 million, and 519%, or $21.4 million during the quarter and nine month period ended December 31, 2016, respectively, as compared to the same periods in fiscal 2016, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance costs) and general and administrative expenses.

Crew costs decreased 76%, or $5.5 million, and 76%, or $21.8 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016, due to the reduction of operations in latter portions of fiscal 2016 as related to our Australian operations. Repair and maintenance costs decreased 87%, or $2 million and 83%, or $5.3 million, respectively, due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative expenses decreased 33%, or $1 million, and 44%, or $4.2 million, respectively, due to cost control measures implemented by the company in response to the decline of vessel activity in the region especially as related to our Australian operations.

Middle East Segment Operations.  Vessel revenues in the Middle East segment decreased 21%, or $5.6 million, and 22%, or $18.9 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016, primarily due to decreased revenue from towing supply vessels of 35%, or $7.2 million, and 30% or $21 million, during the same comparative periods. The decrease in revenue from towing supply vessels is a result of the decrease in utilization for this vessel class, which were 9 and 13 percentage points lower, respectively, and a decrease in average day rates which were 26% and 17% lower, respectively. During the quarter and nine month period ended December 31, 2016 there were also fewer towing vessels in active service as compared to the same periods in fiscal 2016. The overall decreased utilization and average day rates are primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, we had five stacked Middle East-based vessels. During the first nine months of fiscal 2017, we stacked four additional vessels and returned one previously stacked vessel to service, resulting in a total of eight stacked Middle East-based vessels, or approximately 20% of the Middle East-based fleet, as of December 31, 2016.

Operating profit for the Middle East segment decreased 528%, or $3.4 million, and 139%, or $6.8 million, during the quarter and nine month period ended December 31, 2016, respectively, as compared to the same periods in fiscal 2016, primarily due to the reduction in revenue during the comparative periods which was partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance costs) and general and administrative expenses.

Crew costs decreased 20%, or $1.8 million, and 20%, or $5.7 million and repair and maintenance costs decreased 33%, or $1.5 million, and 41%, or $7 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016 as a result of decreased vessel activity in the region and the deferral of drydockings. General and administrative expenses decreased 14%, or $0.5 million, and 17%, or $1.8 million, respectively, during the same comparative periods, due to cost control measures implemented by the company in response to the decline of vessel activity in the region.

Africa/Europe Segment Operations.  Vessel revenues in the Africa/Europe segment decreased 42%, or $38.2 million, and 46%, or $149.9 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016, due to decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 49%, or $20.9 million, and 52%, or $86 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016, primarily due to utilization decreases of 11 and 15 percentage points and decreases in average day rates of 33% and 34%, respectively. Revenues from towing supply vessels decreased 28%, or $10 million, and 34%, or $41.1 million, respectively, during the same comparative periods, primarily due to utilization decreases of 11 and 16 percentage points and decreases in average day rates of 9% and 8%, respectively. Decreases in utilization and average day rates in the Africa/Europe segment are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During the quarter and nine month period ended December 31, 2016 there were fewer vessels in active service in the Africa/Europe segment across all vessel classes as compared to the same periods in fiscal 2016.

At the beginning of fiscal 2017, we had 28 stacked Africa/Europe-based vessels. During the first nine months of fiscal 2017, we stacked 33 additional vessels, sold one vessel from the previously stacked vessel fleet and returned six previously stacked vessels to service resulting in a total of 54 stacked Africa/Europe-based vessels, or approximately 44% of the Africa/Europe-based fleet, as of December 31, 2016.

Operating profit for the Africa/Europe segment decreased 471%, or $14.7 million, and 304%, or $58 million, during the quarter and nine month period ended December 31, 2016 as compared to the same periods of fiscal 2016, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs, fuel, lube and supplies costs and other vessel costs), general and administrative expenses and depreciation expense during the same comparative periods.

Crew costs decreased 42%, or $12.6 million, and 36%, or $36.9 million, and fuel, lube and supplies costs decreased 47%, or $3.4 million, and 48%, or $12.1 million, respectively, during the quarter and nine month period ended December 31, 2016 as compared to the same periods of fiscal 2016 due to reduced operating activity in the region. Other vessel costs decreased 22%, or $2.5 million, and 36%, or $14.9 million, respectively, during the same comparative periods, due to a reduction in commissions expense and other incidental costs as a direct result of lower levels of vessel operations in the region. General and administrative costs decreased 32%, or $4.6 million, and 21%, or $9.3 million, respectively, during the same comparative periods and are attributable to cost control measures implemented by the company. Additionally, depreciation expense decreased 13%, or $2.6 million and 11%, or $6.4 million, respectively, during the same comparative periods as a result of the transfer of vessels to other regions, the sale of stacked vessels and previous asset impairments.

Other Items. Asset impairments recognized for the quarter and nine month period ended December 31, 2016 increased $238.3 million and $358.1 million, respectively, from the same periods of fiscal 2016 primarily due to a decline in offshore support vessel values as a result of the continued decrease in the volume of oil and gas exploration, field development and production spending by our customers which resulted in the stacking of a greater number of vessels on average during the current fiscal year as compared to last fiscal year. During the third quarter of fiscal 2017 we recognized impairments of $84.1 million to the stacked vessel fleet and $169.3 million to certain active vessels. During the second quarter of fiscal 2017 we recognized impairments of $113.2 million to the stacked vessel fleet, $14.8 million related to ROVs and $1.6 million related to other assets. During the first quarter of fiscal 2017 we recognized impairments to the stacked vessel fleet of $36.8 million and $0.1 million related to cancelled vessel construction contracts.

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

The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. If an asset group fails the undiscounted cash flow test, the company estimates the fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, to the carrying value of each asset group in order to determine if impairment exists. Similar to stacked vessels, management obtains estimates of the fair values of the active vessels from third party appraisers or brokers for use in determining fair value estimates.

During the quarter ended December 31, 2016, the company recognized impairments of $84.1 million to the stacked vessel fleet. The number of vessels in the stacked fleet that were impaired during the quarter ended December 31, 2016 was 26 vessels. The fair value of vessels in the stacked fleet incurring impairment during the quarter was $219.9 million at December 31, 2016 (after having recorded impairment charges). Excluding leased vessels, a total of 80 vessels in the stacked fleet, representing $752.3 million of net book value at December 31, 2016, were not impaired during the quarter.

During the quarter ended December 31, 2016 the company completed a review of the carrying values of vessels in the active fleet and recognized impairments of $169.3 million. The number of vessels in the active fleet that were impaired during the quarter ended December 31, 2016 was 48 vessels. The fair value of vessels in the active fleet incurring impairment during the quarter was $303.6 million at December 31, 2016 (after having recorded impairment charges). Excluding leased vessels, a total of 92 vessels in the active fleet, representing $1.6 billion of net book value at December 31, 2016, were not impaired during the quarter.

The total carrying value of 246 vessels (excluding leased vessels) in the stacked and active fleets at December 31, 2016 of $2.9 billion does not necessarily reflect the realizable value of such vessels if such vessels were disposed of on any expedited basis.

The table below summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2016 and 2015, along with the amount of impairment.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Number of vessels impaired during the period	74	14	115	47
Number of ROVs impaired during the period	—	—	8	—
Amount of impairment incurred	$253,422	15,141	419,870	61,771
Combined fair value of assets incurring impairment	523,495	90,010	813,851	244,310

Insurance and loss reserves expense increased 27%, or $0.5 million, and 20%, or $2 million for the quarter and nine month period ended December 31, 2016 as compared to the same periods of fiscal 2016 as a result of claims for which reserve increases were necessary.

Included in gain on asset dispositions, net for the quarter and nine month period ended December 31, 2016, respectively, are $5.8 million and $17.5 million of amortized gains from sale leaseback transactions. During the quarter and nine month period ended December 31, 2015, the company recognized $5.8 million and $17.5 million of amortized gains from sale leaseback transactions which are also included in gain on asset dispositions, net.

During the quarter ended December 31, 2016, we recognized a foreign exchange gain of $3 million, primarily related to the revaluation of Norwegian kroner denominated liabilities, while during the nine months ended December 31, 2016, we recognized a foreign exchange loss of $2.3 million primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency, most notably the devaluation of the Nigerian naira and Mexican peso denominated assets which were partially offset by gains related to Norwegian kroner denominated liabilities.

Interest and debt costs increased 40%, or $5.3 million, and 36%, or $14.3 million, respectively, during the quarter and nine month period ended December 31, 2016, as compared to the same periods in fiscal 2016 as a result of the increased borrowings under the revolving credit facility and a higher spread on floating rate loans (as a result of higher leverage and also higher Libor rates) during fiscal 2017. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, causing an increase in interest expense during fiscal 2017.

In the second quarter of fiscal 2016 the company’s management restructured its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan consisted of select employee terminations and early retirements that were intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. The company has since paid all amounts accrued related to this restructuring charge.

Measures taken during the second quarter of fiscal 2016 included the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such vessel stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

The following table presents restructuring charges incurred by segment and cost type for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

	Quarter Ended		Nine Months Ended		Quarter Ended
	December 31,		December 31,		September 30,
(In thousands)	2016	2015	2016	2015	2016
Americas:
Crew costs	$—	—	—	3,410	—
Other vessel costs	—	—	—	203	—
Asia/Pacific:
Crew costs	—	—	—	3,973	—
Total restructuring charges	$—	—	—	7,586	—

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (eight vessels at December 31, 2016).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2016	2015	2016	2015	2016
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$30,846	49,792	108,503	191,720	37,270
Towing-supply	11,905	22,254	41,823	75,890	13,039
Other	2,826	3,917	8,984	11,735	2,816
Total	$45,577	75,963	159,310	279,345	53,125
Asia/Pacific fleet:
Deepwater	$1,652	13,267	6,114	56,535	1,872
Towing-supply	3,934	5,877	13,503	22,719	4,238
Other	—	—	—	—	—
Total	$5,586	19,144	19,617	79,254	6,110
Middle East fleet:
Deepwater	$6,953	5,359	19,979	17,800	6,988
Towing-supply	13,694	20,897	48,344	69,393	16,486
Other	—	—	—	—	—
Total	$20,647	26,256	68,323	87,193	23,474
Africa/Europe fleet:
Deepwater	$21,748	42,692	79,342	165,327	24,305
Towing-supply	26,087	36,084	79,938	120,995	25,934
Other	5,475	12,769	20,381	43,238	6,413
Total	$53,310	91,545	179,661	329,560	56,652
Worldwide fleet:
Deepwater	$61,199	111,110	213,938	431,382	70,435
Towing-supply	55,620	85,112	183,608	288,997	59,697
Other	8,301	16,686	29,365	54,973	9,229
Total	$125,120	212,908	426,911	775,352	139,361
UTILIZATION:
Americas fleet:
Deepwater	32.1%	53.6	37.4	66.5	38.1
Towing-supply	36.4	48.9	38.7	56.7	37.5
Other	37.0	60.4	39.8	50.7	34.1
Total	34.0%	52.7	38.1	60.7	37.5
Asia/Pacific fleet:
Deepwater	7.7%	40.6	8.5	48.4	7.8
Towing-supply	42.5	62.6	46.6	71.7	44.2
Other	—	—	—	—	—
Total	26.2%	51.0	29.1	59.0	27.7
Middle East fleet:
Deepwater	74.7%	62.7	69.8	61.6	73.4
Towing-supply	58.7	68.0	62.3	75.0	60.8
Other	—	—	—	—	—
Total	62.5%	67.1	64.0	72.7	63.8
Africa/Europe fleet:
Deepwater	42.9%	53.7	47.2	61.9	44.0
Towing-supply	47.4	58.1	45.5	61.9	42.7
Other	37.6	72.9	44.1	72.8	42.8
Total	42.8%	61.3	45.7	65.4	43.2
Worldwide fleet:
Deepwater	37.2%	52.5	40.4	62.0	39.8
Towing-supply	47.5	58.9	48.6	65.1	46.6
Other	36.7	69.1	42.4	67.0	40.3
Total	41.4%	58.4	44.3	64.3	42.8

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2016	2015	2016	2015	2016
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$25,181	25,584	25,334	26,984	25,302
Towing-supply	16,239	17,071	16,558	16,797	16,401
Other	10,384	7,050	9,559	7,762	10,246
Total	$20,436	19,962	20,560	21,268	20,892
Asia/Pacific fleet:
Deepwater	$17,964	27,345	20,388	33,858	20,708
Towing-supply	6,164	6,379	6,315	7,593	6,127
Other	—	—	—	—	—
Total	$7,650	13,611	8,046	17,000	7,811
Middle East fleet:
Deepwater	$10,674	15,493	12,111	17,519	11,495
Towing-supply	8,553	11,515	9,649	11,608	10,159
Other	—	—	—	—	—
Total	$9,167	12,152	10,259	12,467	10,523
Africa/Europe fleet:
Deepwater	$13,262	19,849	14,618	22,009	14,416
Towing-supply	13,917	15,338	14,760	16,083	15,339
Other	4,169	4,699	4,420	5,147	4,288
Total	$11,042	12,678	11,625	14,062	11,627
Worldwide fleet:
Deepwater	$16,961	22,546	18,348	24,932	18,260
Towing-supply	11,476	13,315	12,167	13,754	12,436
Other	5,235	5,098	5,290	5,546	5,213
Total	$12,461	14,589	13,216	16,077	13,364

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016:

					Quarter
	Quarter Ended		Nine Months Ended		Ended
	December 31,		December 31,		September 30,
	2016	2015	2016	2015	2016
Americas fleet:
Deepwater	41	40	42	39	41
Towing-supply	22	29	24	29	23
Other	8	10	8	11	9
Total	71	79	74	79	73
Less stacked vessels	35	18	33	15	34
Active vessels	36	61	41	64	39
Asia/Pacific fleet:
Deepwater	13	13	13	13	13
Towing-supply	16	16	16	15	17
Other	1	1	1	1	1
Total	30	30	30	29	31
Less stacked vessels	22	12	20	7	21
Active vessels	8	18	10	22	10
Middle East fleet:
Deepwater	9	6	9	6	9
Towing-supply	30	29	29	29	29
Other	—	—	—	—	—
Total	39	35	38	35	38
Less stacked vessels	8	3	6	3	5
Active vessels	31	32	32	32	33
Africa/Europe fleet:
Deepwater	42	44	42	44	42
Towing-supply	43	44	43	44	43
Other	38	40	38	42	38
Total	123	128	123	130	123
Less stacked vessel	50	24	42	18	41
Active vessels	73	104	81	112	82
Active owned or chartered vessels	148	215	164	230	164
Stacked vessels	115	57	101	43	101
Total owned or chartered vessels	263	272	265	273	265
Joint-venture and other	8	9	8	9	8
Total	271	281	273	282	273

Owned or chartered vessels include our stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics. The company had 116, 70 and 115 stacked vessels at December 31, 2016 and 2015 and September 30, 2016, respectively.

The following is a summary of net properties and equipment at December 31, 2016 and March 31, 2016:

	December 31, 2016		March 31, 2016
	Number	Carrying	Number	Carrying
	Of Vessels (B)	Value	of Vessels (B)	Value
		(In thousands)		(In thousands)
Owned vessels in active service	140	$1,913,193	180	$2,510,418
Stacked vessels	106	972,260	73	794,126
Marine equipment and other assets under construction		94,896		185,380
Other property and equipment (A)		29,058		61,367
Totals	246	$3,009,407	253	$3,551,291

(A)	Other property and equipment includes eight remotely operated vehicles.
(B)	Vessel count excludes vessels operated under sale leaseback agreements.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the nine months ended December 31, 2016 and 2015:

	Nine Months Ended
	December 31,
	2016	2015
Number of vessels disposed by vessel type:
Deepwater PSVs	1	—
Towing-supply vessels	8	—
Other	1	14
Total	10	14
Number of vessels disposed by segment:
Americas	9	4
Africa/Europe	1	10
Total	10	14

Vessel and Other Deliveries and Acquisitions

During the first nine months of fiscal 2017, we took delivery of three newly-built deepwater PSVs. One 310-foot, 6,100 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $52.3 million. Two 262-foot, 4,400 DWT of cargo carrying capacity, deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.9 million.

Vessel Commitments at December 31, 2016

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of December 31, 2016:

	Number				Amount	Remaining
	of	Shipyard	Delivery	Total	Invested	Balance
(In thousands)	Vessels (A)	Location	Dates	Cost	12/31/16	12/31/16 (B)
Deepwater:
292-foot PSV	1	International	4/2017
300-foot PSV	2	United States	2/2017, 6/2017
Total Deepwater PSVs	3			$164,279	117,624	46,655
Total vessel commitments	3			$164,279	117,624	46,655

(A)	The two remaining option vessels and a fast supply boat are not included in the table above.

In June and September of 2015, the company entered into settlement agreements with an international shipyard, which at the time was constructing six 7,145 BHP towing-supply-class vessels and six 261-foot, 4,700 DWT tons of cargo capacity, deepwater PSVs. Under the settlement agreements, (a) the company took delivery of two towing-supply-class vessels and two PSVs at discounted purchase prices, (b) contracts for the four remaining towing-supply-class vessels were terminated and installment payments were returned to the company and (c) the company received options (but not obligations) to acquire the four remaining PSVs. As previously reported, the company owed $5.1 million in installments on two of the PSVs previously delivered by this shipyard as of March 31, 2016. The shipyard agreed to allow the company to offset the $5.1 million in obligations against the $19.1 million refund owed to the company. In October 2016, the company notified the shipyard that it would not be exercising the four remaining options and in November 2016 the shipyard returned to the company the remaining $14 million in installments on these four PSVs.  As a result of these settlements, in fiscal 2016, the company (a) received cash returned by the shipyard of $36 million, (b) terminated its obligation to make any additional payments of approximately $50 million, (c) used $3.5 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard, and (d) recorded an impairment charge of $0.8 million to write off the amounts not recoverable from the shipyard. In fiscal 2017, the company (w) received cash from the shipyard of approximately $26 million, (x) terminated its obligation to make any additional payments of approximately $35 million, (y) used $3.8 million of accrued interest due to the company on returned installment payments to offset installment obligations on the four vessels ultimately delivered by this shipyard, and (z) recognized a gain of $0.8 million during the quarter ended December 31, 2016 related to the final refunds received from the shipyard. The company anticipates that there will be no further payments, credits or charges under the settlement agreements.

In May 2015, the company entered into a settlement agreement with another international shipyard constructing two 275-foot, 3,800 deadweight tons of cargo capacity, deepwater PSVs to resolve issues associated with the late delivery of these vessels. Under the terms of the settlement, the company could elect to take delivery of one or both completed vessels at any time prior to June 30, 2016.  If the company did not elect to take delivery of one or both vessels prior to June 30, 2016 (as that date may be extended by mutual agreement), (a) the company was entitled to receive the return of $5.4 million in aggregate installment payments per vessel together with interest on these installments (which aggregates to approximately $11.9 million) and (b) the company would be relieved of the obligation to pay to the shipyard the $21.7 million of remaining payments per vessel. The company recorded an impairment charge of $1.9 million in the fourth quarter of fiscal 2016 to write off the amount not recovered from the shipyard. In June 2016, the shipyard returned to the company approximately $11.5 million (or $11.7 million owed less foreign taxes on interest totaling approximately $0.2 million). The company and shipyard agreed to permit the shipyard to continue to hold the remaining $0.25 million of installments and extend the option period for both vessels until December 31, 2016. In December 2016, the shipyard returned to the company $0.2 million and the shipyard was permitted to hold the remaining $0.05 million of installments and extend the option period for both vessels until June 30, 2017.  These two vessels are not included in the preceding table of vessel commitments as of December 31, 2016.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of December 31, 2016.

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

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various remaining shipbuilding commitments:

	Quarter Period Ended
Vessel class and type	March 2017	June 2017
Deepwater PSVs	1	2
(In thousands) Expected quarterly cash outlay	$13,662	32,993

We believe we have sufficient liquidity and financial capacity to support the remaining investment in the remaining vessels under construction. In recent years, we have funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Consolidated Financial Statements. We have $46.7 million in unfunded capital commitments associated with the three vessels under construction at December 31, 2016.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016 consist of the following components:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Personnel	$17,273	13%	22,165	10%	54,493	12%	72,152	9%	17,829	12%
Office and property	3,614	3%	5,812	2%	12,912	3%	18,854	2%	4,394	3%
Sales and marketing	782	1%	1,545	1%	3,116	1%	5,086	1%	1,022	1%
Professional services	8,315	6%	4,185	2%	24,618	6%	12,625	1%	6,892	5%
Other	4,167	3%	1,891	1%	9,013	2%	8,120	1%	2,817	2%
Total	$34,151	26%	35,598	16%	104,152	24%	116,837	14%	32,954	23%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and nine-month periods ended December 31, 2016 and 2015 and for the quarter ended September 30, 2016 were as follows:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2016	%	2015	%	2016	%	2015	%	2016	%
Vessel operations	$20,608	60%	27,686	78%	68,861	66%	88,994	76%	22,337	68%
Other operating activities	410	1%	762	2%	1,659	2%	2,747	2%	611	2%
Corporate	13,133	39%	7,150	20%	33,632	32%	25,096	22%	10,006	30%
Total	$34,151	100%	35,598	100%	104,152	100%	116,837	100%	32,954	100%

General and administrative expenses during the quarter and nine month period ended December 31, 2016 were 4%, or $1.4 million, and 11%, or $12.7 million, lower as compared to the same periods in fiscal 2016. Overall decreases to personnel, office and property and sales and marketing are a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market and have included headcount reductions, shore-based office consolidations and decreases in incentive compensation. Increases in professional services reflect costs of $5.2 million and $12.2 million for the quarter and nine month period ended December 31, 2016 associated with our efforts to renegotiate the terms of various debt arrangements and related consulting services and are classified as corporate general and administrative expenses. Increases in other general and administrative expenses are primarily related to an increase in our reserve for uncollectible accounts which increased $2.7 million and $2.8 million during the quarter and nine month period ended December 31, 2016 as compared to the same periods in fiscal 2016. Increases to our reserve for uncollectible accounts are included in general and administrative expense from vessel operations.

Liquidity, Capital Resources and Other Matters

Under our principal credit arrangements, we are subject to a requirement that we maintain financial ratios of earnings before interest taxes depreciation and amortization (EBITDA) to interest expense (interest coverage) and debt to total capitalization. Our current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. At December 31, 2016, our working capital deficit of $1.2 billion was the result of the reclassifications of long-term debt to current liabilities as more fully described in the following paragraphs.

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

At June 30, 2016, September 30, 2016 and December 31, 2016, the company did not meet the 3.0x minimum interest coverage ratio covenant (the “minimum interest coverage ratio requirement”) contained in its Revolving Credit and Term Loan Agreement (“Bank Loan Agreement”), the Troms Offshore Debt and the 2013 Senior Note Agreement (the “2013 Note Agreement”). Failure to meet the minimum interest coverage ratio requirement would have resulted in covenant noncompliance; however, as discussed in more detail below, limited waivers were received. Without these limited waivers, the respective lenders and/or the noteholders would have had the ability to declare the company to be in default of the Bank Loan Agreement, the Troms Offshore Debt and/or the 2013 Note Agreement, as applicable, and accelerate the indebtedness thereunder, the effect of which would be to likewise cause the company’s other Senior Notes, which were issued in 2010 and 2011, to be in default.

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

The company continues to be actively engaged with its lenders and noteholders with respect to the potential restructuring of the company’s various debt arrangements. It is the goal of the company that any new debt arrangements would provide the company with both sufficient liquidity and a covenant package that will allow the company to operate its business under current market conditions and until those conditions improve without a material risk of a future default of its debt agreements. However, no assurance can be given that these restructuring negotiations will be successfully concluded. Moreover, under all three of the most likely scenarios - a restructuring of the company’s indebtedness outside of bankruptcy; a negotiated restructuring of the company’s indebtedness under the protection of Chapter 11 of the United States Bankruptcy Code; or a Chapter 11 reorganization in the absence of a negotiated restructuring - it is likely that the shareholders’ ownership interests will, at a minimum, be significantly diluted.

In order for the company, its lenders and its noteholders to reach agreement on the terms of restructured debt arrangements, the company expects that it will have to provide collateral to secure some or all of the Bank Loan Agreement, the Troms Offshore Debt and the Senior Notes, reduce the overall level of its indebtedness to its lenders and noteholders, accept a reduction in total borrowing capacity, pay a higher rate of interest, and issue some form of equity or equity linked instruments to the lenders and noteholders that would substantially reduce the ownership interest of the shareholders.

The company has previously reported that the report of the company's independent registered public accounting firm that accompanied the company’s audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “audit opinion”) contained an explanatory paragraph regarding the company’s ability to continue as a going concern.  The inability of the company to obtain a clean audit opinion was an independent event of default under the Bank Loan Agreement and the Troms Offshore Debt that, in the absence of a waiver, would have allowed the lenders to accelerate the indebtedness thereunder, the effect of which would have been to likewise cause all of the company’s Senior Notes to be in default.

As previously reported, the company was able to obtain limited waivers from the necessary lenders which waived the unqualified audit opinion requirement and/or waived the minimum interest coverage ratio requirement until January 27, 2017. The most recent limited waiver, which took effect on January 27, 2017, has extended the waiver of the unqualified audit opinion requirement and/or waived the minimum interest coverage ratio requirement until March 3, 2017.

The company’s unaudited condensed consolidated financial statements as of and for the quarter and nine months ended December 31, 2016 were prepared assuming the company would continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the issuance date of these consolidated financial statements.

Availability of Cash

At December 31, 2016, we had $649.8 million in cash and cash equivalents, of which $649.4 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of our operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce our available cash to fund our operations by the amount of taxes paid.

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

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at December 31, 2016 and March 31, 2016. At December 31, 2016, the fair market value of the term loan was $165 million and the fair market value of the revolver was $330 million. The company had no available capacity under the revolver at December 31, 2016 and March 31, 2016, respectively.

September 2013 Senior Notes. In September 2013, the company executed a note purchase agreement for $500 million of senior unsecured notes and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors in November 2013. A summary of these outstanding notes at December 31, 2016 and March 31, 2016, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	6.6	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	275,000	342,746

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

August 2011 Senior Notes.  On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at December 31, 2016 and March 31, 2016, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	3.8	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	90,750	127,148

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes.  In fiscal 2011, the company executed a note purchase agreement and issued $425 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of these outstanding notes at December 31, 2016 and March 31, 2016, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2016	2016
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years	3.3	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding	210,375	302,832

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2016 and March 31, 2016, is an after-tax loss of $1.3 million ($1.3 million pre-tax), and $1.5 million ($2.4 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria, and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

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

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at December 31, 2016 and March 31, 2016 are as follows:

	December 31,	March 31,
(In thousands)	2016	2016
May 2015 notes (A):
Amount outstanding	$27,421	30,033
Fair value of debt outstanding	27,409	30,062
March 2015 notes (A):
Amount outstanding	$25,802	27,030
Fair value of debt outstanding	25,765	27,027

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

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at December 31, 2016 and March 31, 2016, and their U.S. dollar equivalents are as follows:

	December 31,	March 31,
(In thousands)	2016	2016
January 2014 notes (A):
NOK denominated	237,500	250,000
U.S. dollar equivalent	$27,487	30,207
Fair value in U.S. dollar equivalent	27,442	30,199
May 2012 notes (A):
NOK denominated	127,800	144,840
U.S. dollar equivalent	$14,791	17,500
Fair value in U.S. dollar equivalent	14,767	17,479

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

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and nine-month periods ended December 31, 2016 and 2015 are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Interest and debt costs incurred, net of interest capitalized	$18,587	13,312	54,018	39,741
Interest costs capitalized	1,118	2,513	3,612	8,280
Total interest and debt costs	$19,705	15,825	57,630	48,021

Increased borrowings under our revolving credit facility in March 2016, higher Libor rates and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest and debt costs during the quarter and nine month period ended December 31, 2016 as compared to the same periods of the previous fiscal year. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Consistent with this guidance, $6.9 million and $6.8 million have been reclassified from other assets and are now presented as a reduction of debt as of December 31, 2016 and March 31, 2016, respectively.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared no dividends for the quarter and nine month period ended December 31, 2016. The Board of Directors declared the following dividends for the quarter and nine month period ended December 31, 2015:

	Quarter Ended	Nine Months Ended
	December 31,	December 31,
(In thousands, except dividend per share)	2015	2015
Dividends declared	$11,811	34,965
Dividend per share	0.25	0.75

In January 2016, the company suspended the quarterly dividend program in order to preserve liquidity.

Operating Activities

Net cash provided by (used in) operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by (used in) operating activities for the nine months ended December 31, 2016 and 2015 is as follows:

(In thousands)	2016	Change	2015
Net loss	$(563,039)	(484,273)	(78,766)
Depreciation and amortization	129,699	(7,359)	137,058
Provision for deferred income taxes	—	(192)	192
Gain on asset dispositions, net	(18,035)	1,310	(19,345)
Asset impairments	419,870	358,099	61,771
Changes in operating assets and liabilities	(6,307)	3,434	(9,741)
Changes in due to/from affiliate, net	(4,132)	(72,309)	68,177
Other non-cash items	1,615	(30,432)	32,047
Net cash provided by (used in) operating activities	$(40,329)	(231,722)	191,393

Cash flows provided by operations decreased 121%, or $231.7 million, to $40.3 million used in operations during the nine months ended December 31, 2016 as compared to $191.4 million provided by operations during the nine months ended December 31, 2015 primarily due to a $484.3 million increase in our net loss during the first nine months of fiscal 2017 as compared to the same period of fiscal 2016. This increase in net loss is due to both lower revenues (somewhat offset by reductions in operating expenses and general and administrative expenses) and a $358.1 million increase in non-cash asset impairments.

The net increase in cash flows from changes in operating assets and liabilities during the first nine months of fiscal 2017 as compared to the same period of fiscal 2016 is the result of a more significant decrease in receivables which were partially offset by more modest decreases in accrued expenses and current liabilities.

Additionally, there was a net increase in the due to/from affiliate balance during the first nine months of fiscal 2017 of $4.1 million as compared to a net reduction in the due to/from affiliate balance in the first nine months of fiscal 2016 of $68.2 million (though in the first nine months of fiscal 2017 the due from affiliate balance decreased $51 million while the due to affiliate balance decreased $55.1 million). This net increase was primarily attributable to lower levels of cash collections received from our Angolan operations and substantial decreases in amounts due to our Angolan joint venture operations as a result of commission payments made by the company to Sonatide. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended December 31, 2016 and 2015 is as follows:

(In thousands)	2016	Change	2015
Proceeds from the sale of assets	$12,333	4,115	8,218
Additions to properties and equipment	(17,144)	135,081	(152,225)
Refunds from cancelled vessel construction contracts	25,565	(10,625)	36,190
Net cash provided by (used in) investing activities	$20,754	128,571	(107,817)

Investing activities for the nine months ended December 31, 2016 provided $20.8 million of cash which is the result of the receipt of $25.6 million from a shipyard related to vessel contracts which were cancelled due to late delivery and proceeds received related to the sale of assets of $12.3 million. Cash used for additions to properties and equipment were comprised of approximately $0.8 million in capitalized upgrades to existing vessels and equipment, $15.8 million for the construction of offshore support vessels and $0.5 million in other properties and equipment purchases. For further information regarding the amounts received from shipyards, refer to the “Vessels and Other Commitments” under Note (8) in Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing activities for the nine months ended December 31, 2015 used $107.8 million of cash, which is primarily attributed to $152.2 million of additions to properties and equipment, net of $36.2 million of refunds received from a shipyard related to vessel contracts which were cancelled due to late delivery. See “Vessels and Other Commitments” under Note (8) in Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additions to properties and equipment included $14.1 million in capitalized upgrades to existing vessels and equipment, $136.5 million for the construction of offshore support vessels, and $1.6 million in other properties and equipment purchases.

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2016 and 2015 is as follows:

(In thousands)	2016	Change	2015
Principal payment on long-term debt	$(7,337)	101,826	(109,163)
Debt borrowings	—	(31,338)	31,338
Cash dividends	—	35,378	(35,378)
Other	(1,722)	(761)	(961)
Net cash used in financing activities	$(9,059)	105,105	(114,164)

Financing activities for the nine months ended December 31, 2016 used $9.1 million of cash, primarily due to $7.3 million of scheduled semiannual principal payments on Troms debt.

Financing activities for the nine months ended December 31, 2015 used $114.2 million of cash, primarily due to principal payments on debt which consisted of $77.5 million of payments on senior notes, $20 million of payments on the revolving line of credit, $11.7 million of scheduled semiannual principal payments on the debt of our wholly-owned Norwegian subsidiary as well as the quarterly payment of common stock dividends of $0.25 per common share. Partially offsetting these uses of cash were $31.3 million additional borrowings related to our wholly-owned Norwegian subsidiary. In January 2016, the company suspended the quarterly dividend program. Refer to “Dividends" above.

Other Liquidity Matters

In March of 2016 we borrowed $600 million from our revolving line of credit and as of December 31, 2016, $600 million remains outstanding. Refer to the “Status of discussions with Lenders and Noteholders” section of Management’s Discussion and Analysis for more information on the status of our revolving line of credit and other borrowings.

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining three vessels currently under construction. We anticipate that we will use some portion of our future operating cash flows and available cash in order to complete the fleet renewal and modernization program. Refer to the “Vessel Commitments at December 31, 2016” section of Management’s Discussion and Analysis and Financial Condition and Results of Operations for more information on the status of vessels currently under construction.

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

Brazilian Customs.  In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $47.5 million as of December 31, 2016). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $1 million as of December 31, 2016). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court. If the Macae Customs Office were to prevail in the Brazil court action, the company would also be liable to pay substantial interest in the 3 million reais award. In addition, the company will likely have to deposit up to $3 million reais with the court in connection with the appeal. Fines totaling 30 million Brazilian reais (approximately $9.2 million as of December 31, 2016) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $37.4 million as of December 31, 2016) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings. The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($14.8 million as of December 31, 2016).  The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $53.7 million as of December 31, 2016.  The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention. As an initial step, the company was successful in having the award recognized and entered in March 2015 as a final judgment by the United States District Court for the Southern District of New York.  In addition, the company was successful in having the award recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales.  Even with the recognition of the award in the United States and United Kingdom courts, the company recognizes that collection of the award may present significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Nigeria Marketing Agent Litigation. In October 2012, the company notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company subsequently entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom. The substance of these disputes have been disclosed in prior filings.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $12 million payment from TOTAL S.A. to the company.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed damages and legal costs against Phoenix Tide’s two principals for their tortious interference.

Subsequent to the close of quarter ending December 31, 2016, on January 26, 2017, the company, Phoenix Tide and its surviving principal, Olutokunbo Afolabi Kuforiji, filed a signed settlement agreement with the Nigerian Appeals Court that is intended to resolve all legal disputes and provides for payment by various affiliates of TOTAL to the company of approximately $12 million (inclusive of U.S. dollar and Naira denominations). The Nigerian Appeals Court has approved the settlement agreement and the TOTAL affiliates have consented to the payment terms provided therein.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding our vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. We did not have any other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2016 except as noted below. The following table summarizes the changes to our consolidated contractual obligations as of December 31, 2016 for the remaining months of fiscal 2017, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	More Than 5 Years
Vessel construction obligations	$46,655	13,662	32,993	—	—	—	—
Total obligations	$46,655	13,662	32,993	—	—	—	—

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

As of December 31, 2016 the company operated 16 vessels under sale/leaseback arrangements of which ten are stacked. As of December 31, 2016, the future minimum lease payments for vessels under operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
Remaining three months of 2017	$2,371	5,220	7,591
2018	9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
Thereafter	19,273	20,063	39,336
Total future lease payments	$64,573	119,067	183,640

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

At December 31, 2016, the company had $300 million in outstanding term loan borrowings and $600 million of revolver borrowings. At December 31, 2016, the fair market value of the term loan was $165 million and the fair market value of the revolver was $330 million. A one percentage point change in the Eurodollar interest rate on the $300 million term loan and $600 million revolver at December 31, 2016 would change the company’s interest costs by approximately $9 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at December 31, 2016 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	275,000	270,000	280,000
August 2011	165,000	90,750	89,100	92,400
September 2010	382,500	210,375	206,550	214,200
Total	$1,047,500	576,125	565,650	586,600

Troms Offshore Debt

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this Quarterly Report on Form 10-Q for a discussion on the Troms Offshore debt.

Troms Offshore had 365.3 million NOK, or $42.3 million, as well as $53.2 million of U.S. denominated outstanding fixed rate debt at December 31, 2016. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2016, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$95,500	95,383	91,527	99,494

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

As of December 31, 2016, Sonatide maintained the equivalent of approximately $86 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company.  Devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company. A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had no outstanding spot contracts at December 31, 2016. The company had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled on April 1, 2016.

At December 31, 2016, the company had no remaining forward contracts outstanding. The combined change in fair value of the Norwegian kroner (NOK) forward contracts settled during the nine months ended December 31, 2016 was $0.7 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the settled forward contracts were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings. The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($14.8 million as of December 31, 2016).  The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $53.7 million as of December 31, 2016.  The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company was successful in having the award recognized and entered in March 2015 as a final judgment by the United States District Court for the Southern District of New York.  In addition, the company was successful in having the award recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales.  Even with the recognition of the award in the United States and United Kingdom courts, the company recognizes that collection of the award may present significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Nigeria Marketing Agent Litigation

In October 2012, the company notified its Nigerian marketing agent, Phoenix Tide Offshore Nigeria Limited (“Phoenix Tide”), that it was discontinuing its relationship with the marketing agent and two of its principals (H.H. The Otunba Ayora Dr. Bola Kuforiji-Olubi, OON and Olutokunbo Afolabi Kuforiji). The company subsequently entered into a new strategic relationship with a different Nigerian marketing agent that it believes will better serve the company’s long term interests in Nigeria. This strategic relationship is currently functioning as the company intended.

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom. The substance of these disputes have been disclosed in prior filings.

In the United Kingdom, the company has been successful in obtaining favorable court orders against Phoenix Tide on a variety of issues, including the fact that Phoenix Tide wrongly interfered in stopping the approximate $12 million payment from TOTAL S.A. to the company.  In April 2016, a United Kingdom court ruled that Phoenix Tide’s two principals were personally responsible for interfering with the company’s business relationship with TOTAL S.A. In June 2016, a United Kingdom court assessed damages and legal costs against Phoenix Tide’s two principals for their tortious interference.

Subsequent to the close of quarter ending December 31, 2016, on January 26, 2017, the company, Phoenix Tide and its surviving principal, Olutokunbo Afolabi Kuforiji, filed a signed settlement agreement with the Nigerian Appeals Court that is intended to resolve all legal disputes and provides for payment by various affiliates of TOTAL to the company of approximately $12 million (inclusive of U.S. dollar and Naira denominations). The Nigerian Appeals Court has approved the settlement agreement and the TOTAL affiliates have consented to the payment terms provided therein.

The company has not reserved for this $12 million receivable and believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (8) of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission on May 26, 2016, as amended and supplemented by Part II, Item IA in the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 8, 2016.

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

TIDEWATER INC.
(Registrant)

Date: February 8, 2017	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: February 8, 2017	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 8, 2017	/s/ Craig J. Demarest
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

10.1+

Form of Incentive Bonus Agreement, entered into with each of the company’s executive officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 21, 2016, File No. 1-6311).

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