Form 10-K
period 2017-03-31
TIDEWATER INC
filed 2017-06-13
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $131,788,710 based on the closing sales price as reported on the New York Stock Exchange of $13.14.

As of May 31, 2017, 47,121,304 shares of the registrant’s common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance, and all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, the ability to confirm and consummate a plan of reorganization in accordance with the terms of a previously-disclosed prepackaged plan of restructuring (the “Prepackaged Plan”); risks attendant to the bankruptcy process, including the effects thereof on our business and on the interests of various constituents, the length of time that we might be required to operate in bankruptcy; risks associated with third party motions in the bankruptcy cases, which may interfere with the ability to confirm and consummate a plan of reorganization in accordance with the terms of the Prepackaged Plan; effects on the market price of our common stock and on our ability to access the capital markets; our ability to maintain our listing on the New York Stock Exchange (the “NYSE”); the potential need to sell certain assets to raise additional capital; volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; consolidation of our customer base; fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; and the resolution of pending legal proceedings.

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

PART I

This section highlights information that is discussed in more detail in the remainder of the document. We use the terms “Tidewater,” the “company,” “we,” “us” and “our” to refer to Tidewater Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange under the symbol “TDW”, provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. The company was incorporated in 1956 and conducts its operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has either majority or occasionally non-controlling interests (generally where required to satisfy local ownership or local content requirements). Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

About Tidewater

The company’s vessels and associated vessel services provide support for all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

The company has one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world’s significant offshore crude oil and natural gas exploration and production offshore regions. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships. The company is also one of the most experienced international operators in the offshore energy industry with over 50 years of international experience.

The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At March 31, 2017, the company owned or chartered (under sale-leaseback agreements) 260 vessels (excluding eight joint venture vessels, but including 111 stacked vessels) and eight ROVs available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels.

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

Recent Developments

The lower commodity prices from mid-2014, which persisted through 2017, resulted in reduced offshore exploration and development spending by our customers and reduced revenue and cash flows for the company, which compromised our ability to remain in compliance with certain financial covenants set forth in agreements governing our indebtedness. Prior to the end of fiscal 2016, and while the company was in compliance with its debt agreements, the company borrowed $600 million to provide adequate liquidity to weather the industry downturn. At March 31, 2017, we had $2.04 billion of debt ($2.03 billion, net of deferred debt issue costs of $6.4 million) consisting of (i) $900 million in borrowings under the Credit Agreement (as defined below), which consists of a fully drawn $600 million revolving credit facility and a $300 million term loan facility; (ii) $500 million in principal amount of 2013 Notes (as defined below); (iii) $165 million in principal amount of 2011 Notes (as defined below); (iv) $382.5 million in principal amount of 2010 Notes (as defined below); and (v) approximately $92 million of U.S. dollar-equivalent (“USD”) debt under the Troms Credit Agreement (as defined below), which consists of four tranches of unsecured debt.  For additional information, see “Indebtedness” under “Liquidity, Capital Resources and Other Matters in Part II, Item 7 of this Annual Report on Form 10-K.

In response to the significant and sustained decline in commodity prices and resulting decline in the (i) utilization of our offshore support vessels, (ii) average day rates received, and (iii) vessel revenue, in fiscal 2016 and fiscal 2017, we focused on managing our balance sheet to preserve liquidity by taking certain steps, including reducing capital expenditures, terminating and/or renegotiating various contracts, and reducing our workforce and discretionary expenditures. We implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore support vessel market and business outlook, took other steps to improve our financial position and liquidity, including (i) the January 2016 suspension of our common stock dividend, (ii) the March 2016 $600 million draw on the Tidewater Credit Facility, and (iii) the renegotiation or termination of vessel construction contracts in order to reduce capital expenditures, which increased current and projected liquidity by in excess of $200 million.

Despite efforts to reduce spending, we determined that with our current capital structure, we were not positioned to withstand the ongoing and precipitous decline in oil and gas prices and the corresponding decline in revenues and cash flows. We concluded that a reduction in our long-term debt and cash interest obligations was required to improve our financial position and flexibility. Additionally, we retained financial and legal advisors, to assist us in analyzing and considering financial, transactional and strategic alternatives. As such, we engaged Weil, Gotshal & Manges LLP (“Weil”), as our restructuring counsel and Lazard Frères & Co. LLC (“Lazard”), as our investment banker and financial advisor, to assist us in developing and implementing a comprehensive restructuring plan.

At June 30, 2016, we failed to meet a 3.0x minimum interest coverage ratio covenant contained in the Credit Agreement, the Troms Credit Agreement, and the 2013 Notes Purchase Agreement (each as defined below) (collectively, the “Funded Debt Agreements”), which resulted in covenant noncompliance that would have allowed the respective lenders and/or the noteholders to declare us to be in default under each of the Funded Debt Agreements, and accelerate the indebtedness thereunder. In addition, our projected covenant non-compliance resulted in the inclusion in the report provided by our independent registered public accounting firm that accompanied our audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “Audit Opinion”) of an explanatory paragraph regarding our ability to continue as a going concern. Our inability to receive an Audit Opinion without modification was a separate event of default under the Credit Agreement that would have allowed the lenders to accelerate the indebtedness thereunder.

To avoid an acceleration of indebtedness under the Funded Debt Agreements (and potentially the other Senior Unsecured Notes) we negotiated and obtained limited waivers from the necessary lenders and noteholders to extend the waiver of the audit opinion requirement and/or waive the minimum interest coverage ratio requirement until August 14, 2016 and subsequent, further extensions until September 18, 2016, October 21, 2016, November 11, 2016, January 27, 2017, March 3, 2017, and March 27, 2017.

Since January 2016, we have been actively engaged in discussions and negotiations regarding restructuring alternatives with (i) a steering committee comprised of certain Tidewater Lenders (as defined below) (the “Bank Lender Steering Committee”), (ii) the Troms Lenders (as defined below), and (iii) an unofficial committee of certain unaffiliated holders of the 2013 Notes (the “Unofficial 2013 Noteholder Committee”). Since December 2016, such discussions and negotiations have focused on a restructuring through a consensual prepackaged plan pursuant to chapter 11 of the U.S. Bankruptcy Code that would be supported by a substantial percentage of our lenders and the noteholders. When the March 27, 2017 waiver expired on April 7, 2017 in accordance with its terms, our negotiations with the Bank Lender Steering Committee and the Unofficial Noteholder Committee regarding the terms of the restructuring were substantially complete. By early May, the Debtors (as defined below), the Bank Lender Steering Committee and the Unofficial Noteholder Committee reached an agreement in principle regarding the terms, and processes to document, the Restructuring embodied in the Prepackaged Plan through the RSA (as defined below). The RSA is an agreement pursuant to which the lenders agree to support the Prepackaged Plan. The Debtors were also able to reach an agreement in principle with the Troms Lenders regarding an amendment of the Troms Credit Agreement to be executed in conjunction with the Prepackaged Plan.

Restructuring Support Agreement. Prior to filing the Bankruptcy Petitions (as defined below), on May 11, 2017, the Debtors (as defined below) entered into a Restructuring Support Agreement (the “RSA”) with certain of its creditors (collectively, the “Consenting Creditors”), specifically: (i) lenders holding approximately 60% of the outstanding principal amount of the loans under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), between the company as borrower, each of the guarantors named therein, Bank of America, N.A., as administrative agent and the lenders party thereto (the “Consenting Tidewater Lenders”) and (ii) holders of approximately 99% of the aggregate outstanding principal amount of Tidewater’s (a) 3.90% Senior Notes, 2010-Series B due December 30, 2017, 3.95% Senior Notes, 2010-Series C due December 30, 2017, 4.12% Senior Notes, 2010-Series D due December 30, 2018, 4.17% Senior Notes, 2010-Series E due December 30, 2018, 4.33% Senior Notes,

2010-Series F due December 30, 2019, 4.51% Senior Notes, 2010-Series G due December 30, 2020, 4.56% Senior Notes, 2010-Series H due December 30, 2020, and 4.61% Senior Notes, 2010-Series I due December 30, 2022 (collectively, the “2010 Notes”), (b) 4.06% Senior Notes, Series 2011-A due March 31, 2019, 4.64% Senior Notes, Series 2011-B due June 30, 2021, and 4.54% Senior Notes, Series 2011-C due June 30, 2021 (collectively, the “2011 Notes”), and (c) 4.26% Senior Notes, Series 2013-A due November 16, 2020, 5.01% Senior Notes, Series 2013-B due November 15, 2023, and 5.16% Senior Notes, Series 2013-C due November 17, 2025 (collectively, the “2013 Notes,” and together with the 2010 Notes and the 2011 Notes, the “Notes”) (such holders, the “Consenting Noteholders”) to support a restructuring on the terms of the Prepackaged Plan. On May 12, 2017, the Debtors commenced the solicitation of votes on the Prepackaged Plan.

Troms Forbearance Agreement and Amendment to the Troms Facility Agreement. As previously disclosed, on May 25, 2012, the Debtors, as guarantors, entered into a Term Loan Facility Agreement as amended and restated (the “Troms Facility Agreement”) with Troms Offshore Supply AS, as borrower (the “Troms Borrower”), Eksportkreditt Norge AS and Kommunal Landspensjonskasse Gjensidig Forsikringsselskap as lenders (the “Troms Lenders”), and certain bank guarantors party thereto (together with the Troms Lenders, the “Troms Finance Parties”). On May 11, 2017, the Debtors, the Troms Borrower, the Troms Finance Parties, the Additional Obligors (as defined herein) and Garantiinstituttet for Eksportkreditt and DNB Capital LLC as additional lenders (the “Additional Lenders”), entered into an Amendment and Restatement Agreement No. 4 (the “Fourth Amendment”), pursuant to which, among other things, (a) the Additional Lenders agreed to make available to the Troms Borrower a new term loan for up to $5,068,863, (b) Troms Offshore Fleet Holding AS, Troms Offshore Fleet 1 AS, Troms Offshore Fleet 2 AS, Troms Offshore Fleet 3 AS, Troms Offshore Fleet 4 AS, and JB Holding Company BV, each an indirect, wholly-owned foreign subsidiary of the company, agreed to serve as additional obligors of the obligations thereunder (collectively, the “Additional Obligors”), and (c) the Debtors, the Troms Borrower, the Additional Obligors, the Troms Finance Parties, and the Additional Lenders agreed to amend and restate the Troms Facility Agreement (the “Amended and Restated Troms Facility Agreement”). The Fourth Amendment will become effective on the Effective Date (as defined below).

On May 11, 2017, the Debtors also entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Troms Borrower, the Additional Lenders, DNB Bank ASA, New York Branch, as agent on behalf of the Troms Finance Parties, and the Norwegian Export Credit Guarantee Agency, as bank guarantor, which Forbearance Agreement relates to the Troms Facility Agreement. Pursuant to the Forbearance Agreement, among other provisions, the Troms Finance Parties have agreed that during the Forbearance Period (as defined below), subject to certain conditions precedent and continuing conditions, they will not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Finance Parties under the Troms Facility Agreement or otherwise, including, without limitation, any action to accelerate, or join in any request for acceleration of, the Troms Facility Agreement due to the company commencing voluntary cases under chapter 11 of the Bankruptcy Code as contemplated by the RSA and the continued existence of certain specified events of default. The Forbearance Period began on May 11, 2017 and ends on the earliest of (i) August 30, 2017, (ii) the occurrence of any event of default under the Troms Facility Agreement, other than certain specified events of default, and (iii) the termination of the RSA as a result of the occurrence of any (a) Creditor Termination Event (as defined in the RSA), (b) Tidewater Termination Event (as defined in the RSA), or (c) other termination of the RSA under its terms.

Reorganization and Chapter 11 Proceedings

On May 17, 2017 (the “Petition Date”), the company and certain subsidiaries, Cajun Acquisitions, LLC, Gulf Fleet Supply Vessels, L.L.C., Hilliard Oil & Gas, Inc., Java Boat Corporation, Pan Marine International Dutch Holdings, L.L.C., Point Marine, L.L.C., Quality Shipyards, L.L.C., S.O.P., Inc., Tidewater Corporate Services, L.L.C., Tidewater GOM, Inc., Tidewater Marine, L.L.C., Tidewater Marine Alaska, Inc., Tidewater Marine Fleet, L.L.C., Tidewater Marine Hulls, L.L.C., Tidewater Marine International Dutch Holdings, L.L.C., Tidewater Marine Sakhalin, L.L.C., Tidewater Marine Ships, L.L.C., Tidewater Marine Vessels, L.L.C., Tidewater Marine Western, Inc., Tidewater Mexico Holding, L.L.C., Tidewater Subsea, L.L.C., Tidewater Subsea ROV, L.L.C., Tidewater Venture, Inc., Twenty Grand (Brazil), L.L.C., Twenty Grand Marine Service, L.L.C., and Zapata Gulf Marine L.L.C., (together with the company, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On May 19, 2017, the Bankruptcy Court set a combined hearing to consider approval of the Debtors’ disclosure statement and confirmation of the Prepackaged Plan for June 28, 2017. If the Prepackaged Plan is approved by the Bankruptcy Court within the time frame we currently expect, the Prepackaged Plan will likely become effective in July 2017, at which point or shortly thereafter the Debtors would emerge from bankruptcy, however, there can be no assurance that the effectiveness of the Prepackaged Plan will occur on such date, or at all.

As of the Petition Date, we had outstanding, unsecured prepetition funded debt obligations totaling approximately $2.04 billion. We also had certain obligations arising under the Sale Leaseback Agreements, pursuant to which the Debtors charter certain vessels owned by third parties.  Additionally, as of the Petition Date, we had $23.7 million of accrued interest payable on our Credit Facility and Notes.  With the filing of the petition in bankruptcy, all of the debt represented by the Credit Agreement, the Notes, and the Troms Facility Agreement accelerated, but the enforcement of the lenders and noteholders rights thereunder have been stayed by the bankruptcy proceeding.

In connection with the restructuring contemplated by the Prepackaged Plan, the Debtors have identified certain cost savings opportunities, including the elimination of burdensome obligations under certain sale leaseback agreements (the “Sale Leaseback Agreements”), pursuant to which the Debtors charter certain vessels owned by third parties (the “Sale Leaseback Parties”).  On the Petition Date, the Debtors filed a motion seeking to reject such agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”).  Pursuant an order by the Bankruptcy Court approving a stipulation with the Sale Leaseback Parties, the Bankruptcy Court approved the rejection of the Sale Leaseback Agreements, the reserve for the Sale Leaseback Claims until they are resolved in the amount of approximately $324 million, and the temporary allowance of the disputed Sale Leaseback Claims for purposes of voting on the Prepackaged Plan.

During the bankruptcy proceedings, the Debtors are operating as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted a number of first day motions filed by the Debtors, allowing the company to operate its business in the ordinary course throughout the bankruptcy process. The first day motions authorized, among other things, the company to pay prepetition employee wages and benefits without interruption, maintain its insurance programs, utilize its current cash management system, and pay undisputed prepetition obligations owed to its vendors and trade creditors in the ordinary course of business. Subject to certain exceptions under the Bankruptcy Code, the commencement of the Debtors’ chapter 11 cases automatically stayed most judicial or administrative actions against the Debtors and their property to, among other things, recover, or collect a pre-petition claim.

The Prepackaged Plan is subject to the approval of the Bankruptcy Court and anticipates, among other things, that on the effective date of the Prepackaged Plan (the “Effective Date”):

•

The lenders under the Credit Agreement, the holders of Notes, and the Sale Leaseback Parties (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) will receive their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “Jones Act Warrants”) to purchase common stock, representing 95% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock will be cancelled as of the Effective Date. Existing common stockholders of the company will receive their pro rata share of common stock representing 5% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants will be issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an aggregate exercise price based upon an equity value of the company of approximately $1.71 billion, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an aggregate exercise price based upon an equity value of the company of $2.02 billion. The Series A Warrants will be exercisable for a number of shares equal to 7.5% of the sum of (i) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (ii) any shares issuable upon exercise of the Jones Act Warrants and the Series A Warrants, while the Series B Warrants will be exercisable for a number of shares equal to 7.5% of the sum of (x) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (y) any shares issuable upon the exercise of the Jones Act Warrants, the Series A Warrants, and Series B Warrants. Like the Jones Act Warrants, the Series A Warrants and the Series B Warrants will not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and will be subject to the restrictions in the company’s new certificate of incorporation described above that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that would otherwise be issuable to the allowed General Unsecured Creditors may be adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Prepackaged Plan requires that, at the time the company emerges from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Prepackaged Plan provides for the issuance of a combination of common stock of the reorganized company and the Jones Act Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The Jones Act Warrants will not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the Jones Act Warrants will be exercisable immediately at a nominal exercise price, subject to restrictions contained in the company’s new certificate of incorporation designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. The company will establish, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, will be paid in full in the ordinary course of business (except as otherwise agreed among the parties).

The company and the Sale Leaseback Parties did not reach agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, Jones Act Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims will be withheld from the cash, Jones Act Warrants, and New Secured Notes distributed to allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata.

Assuming implementation of the Prepackaged Plan, the company expects that it will eliminate approximately $1.6 billion in principal amount of outstanding debt. In addition, taking into account the rejection of the Sale-Leaseback Agreements discussed above, the company estimates that interest and operating lease expenses, collectively, will be reduced by approximately $73 million annually. Combined vessel operating lease expense and interest and debt costs, net was $108.8 million for fiscal year 2017.

For additional information on the bankruptcy proceedings, the RSA, the Prepackaged Plan and the Troms Forbearance Agreement and Amendment to the Troms Facility Agreement, see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, Suite 1500, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company’s U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Amsterdam, Holland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Shenzhen, China; Al Khobar, Kingdom of Saudi Arabia; Dubai, United Arab Emirates; and Oslo and Tromso, Norway. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

Business Segments

We manage and measure our business performance in four distinct operating segments that are based on the geographical location of our operations: Americas, Asia/Pacific, Middle East, and Africa/Europe. At the beginning of fiscal year 2017, our operations in the Mediterranean Sea (based in Egypt) were transitioned from the previously disclosed Middle East/North Africa operations and included with the previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignment. As such, we now disclose these new segments as Middle East and Africa/Europe, respectively. Our Americas and Asia/Pacific segments were not affected by this change. This new segment alignment is consistent with our chief operating decision maker’s review of operating results for the purposes of allocating resources and assessing performance. Our Americas segment includes the activities of our North American operations, which include operations in the U.S. Gulf of Mexico (GOM) and U.S. and Canadian coastal waters of the Pacific and Atlantic oceans, as well as operations offshore Mexico, Trinidad and Brazil. The Asia/Pacific segment includes our Australian and Southeast Asian and Western Pacific operations. Our Middle East segment includes our operations in the Arabian Gulf and offshore India. Lastly, our Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations in and around the Caspian Sea, the Mediterranean and Red Seas, the Black Sea, the North Sea and certain other arctic/cold water markets.

Our principal customers in each of these business segments are large, international oil and natural gas exploration, field development and production companies (IOCs); select independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations and other related companies that explore for, develop and produce oil and natural gas (NOCs); drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

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

Revenues in each of our segments are derived primarily from vessel time charter or similar contracts that are generally from three months to four years in duration as determined by customer requirements, and, to a lesser extent, from vessel time charter contracts on a “spot” basis, which is a short-term (one day to three months) agreement to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow the company to recover specific additional costs.

In each of our segments, and depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. The deepwater offshore market has been an increasingly important sector of the offshore crude oil and natural gas markets due to technological developments that have made deepwater exploration and development feasible and, if the commodity pricing environment improves, deepwater exploration and development could return to being a source of potential long-term growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be costly relative to other onshore and offshore exploration and development. As a result, the sustained low levels of crude oil prices has caused, and may continue to cause, many E&P companies to restrain their level of capital expenditures in regards to deepwater projects.

As of March 31, 2017, there were approximately 50 deepwater offshore rigs under construction; however, there is uncertainty as to how many of those rigs, most of which are expected to enter service within the next two years, will increase the offshore working rig fleet (which was approximately 420 rigs at March 31, 2017, down approximately 80 rigs over the past 12 months) and how many of those rigs will replace older, less productive drilling units or be unable to secure work at all. The dayrates and the overall utilization of the worldwide deepwater offshore supply vessel fleet, which is also expected to increase in size, will, at least in part, depend upon whether there is an overall net growth in the number of working deepwater rigs.

Please refer to Item 7 of this Annual Report on Form 10-K for a more detailed discussion of the company’s segments, including the macroeconomic environment in which we operate. In addition, please refer to Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for segment, geographical data and major customer information.

Geographic Areas of Operation

The company’s fleet is deployed in the major global offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. GOM, the Arabian Gulf, the Mediterranean Sea and areas offshore Australia, Brazil, India, Malaysia, Mexico, Norway, the United Kingdom, Thailand, Trinidad, and West and East Africa.

Revenues and operating profit derived from our operations along with total assets for our segments for the fiscal years ended March 31 are summarized below:

(In thousands)
	2017	2016	2015
Revenues:
Vessel revenues:
Americas	$239,843	342,995	505,699
Asia/Pacific	25,568	89,045	150,820
Middle East	89,050	111,356	134,279
Africa/Europe	229,355	412,004	677,560
Other operating revenues	17,795	23,662	27,159
	$601,611	979,062	1,495,517
Vessel operating profit (loss):
Americas	$18,873	52,966	122,988
Asia/Pacific	(20,614)	(1,687)	11,541
Middle East	(4,696)	7,325	15,590
Africa/Europe	(51,395)	15,534	143,837
	(57,832)	74,138	293,956
Other operating loss	(1,548)	(4,564)	(8,022)
	(59,380)	69,574	285,934

Corporate general and administrative expenses	(55,389)	(34,078)	(40,621)
Corporate depreciation	(2,456)	(6,160)	(4,014)
Corporate expenses	(57,845)	(40,238)	(44,635)

Gain (loss) on asset dispositions, net	24,099	26,037	23,796
Asset impairments	(484,727)	(117,311)	(14,525)
Goodwill impairment	—	—	(283,699)
Restructuring charge	—	(7,586)	(4,052)
Operating loss	$(577,853)	(69,524)	(37,181)
Total assets:
Americas	$779,778	1,101,699	1,016,133
Asia/Pacific	321,967	514,948	506,265
Middle East	261,418	405,420	471,856
Africa/Europe	1,897,355	1,999,543	2,258,102
	3,260,518	4,021,610	4,252,356
Other	21,580	42,191	49,554
	3,282,098	4,063,801	4,301,910
Investments in and advances to unconsolidated companies	45,115	37,502	65,844
	3,327,213	4,101,303	4,367,754
Corporate	863,486	882,490	381,012
Total assets	$4,190,699	4,983,793	4,748,766

Please refer to Item 7 of this Annual Report on Form 10-K and Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet and Vessel Construction, Acquisition and Replacement Program

Since fiscal 2000, the company has been engaged in a vessel construction, acquisition and replacement program, with the intent of being able to operate in nearly all major oil and gas producing regions of the world by replacing older vessels in the company’s fleet with larger, more technologically sophisticated vessels. During that period, the company purchased and/or constructed 290 vessels at a total cost of approximately $5 billion (including 41 vessels at a cost of $331.1 million that were subsequently sold in transactions other than sale/lease transactions). To date, the company has generally funded its vessel programs from its operating cash flows, together with funds provided by four private debt placements of senior unsecured notes and borrowings under bank credit facilities, proceeds from the disposition of (generally older) vessels, and various vessel sale-leaseback arrangements.

The company operates the largest number of new offshore support vessels among its competitors in the industry. The company will continue to carefully consider whether future proposed investments and transactions have the appropriate risk/return-on-investment profile.

The average age of the company’s 260 owned or chartered vessels (excluding joint-venture vessels) at March 31, 2017 is approximately 9.8 years. Of the company’s 260 vessels, 104 are deepwater platform supply vessels (PSVs) or deepwater anchor handling towing supply (AHTS) vessels, and 109 vessels are non-deepwater towing-supply vessels, which include both smaller PSVs and smaller AHTS vessels that primarily serve the jackup drilling market. Included within our “other” vessel class are 47 vessels which are primarily crew boats and offshore tugs.

At March 31, 2017, the company had commitments to build two vessels at two different shipyards at a total cost, including contract costs and other incidental costs, of approximately $110 million. At March 31, 2017, the company had invested approximately $77 million in progress payments towards the construction of the two vessels, and the remaining expenditures necessary to complete construction was estimated at $33 million. The two vessels under construction at March 31, 2017 are deepwater PSVs, between approximately 5,150 and 5,900 deadweight tons of cargo carrying capacity. In April 2017, the company was paid $5.3 million in connection with a novation agreement, pursuant to which the company assigned its construction contract for the one internationally built vessel to a third party thus relieving the company of future payments of $27.2 million related to this vessel. Remaining commitments are $5.8 million after giving effect to the novation agreement.

The company disposed of 725 vessels during the fiscal 2000 to fiscal 2017 period. Most of the vessels were sold at prices that exceeded such vessels’ carrying values at the time of disposition by the company. In the aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $800 million and $330 million, respectively.

Further discussions of our vessel construction, acquisition and replacement program, including the various settlement agreements with certain international shipyards related to the construction of vessels and our capital commitments, scheduled delivery dates and recent vessel sales are disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K also contains a table comparing the actual March 31, 2017 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2017, 2016 and 2015.

Our Vessel Classifications

Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. We disclose our vessel statistical information, including revenue, utilization and average day rates, by vessel class. Listed below are our three major vessel classes along with a description of the type of vessels categorized in each vessel class and the services the respective vessels typically perform. Tables comparing the average size of the company’s vessel fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this Annual Report on Form 10-K.

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

Revenue Contribution by Major Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Year Ended March 31,
	2017	2016	2015
Deepwater	53.0%	55.0%	58.4%
Towing-supply	40.8%	38.0%	34.5%
Other	6.2%	7.0%	7.1%

Subsea Services

Historically, the company’s subsea services were composed primarily of seismic and subsea vessel support. During fiscal 2014 the company expanded its subsea services capabilities by hiring a dedicated group of employees with substantial ROV and subsea expertise and by purchasing six work-class ROVs. Two additional higher specification work-class ROVs were added to the company’s fleet in fiscal 2015. Each ROV is capable of being deployed and redeployed worldwide on a variety of vessels and platforms, and we began ROV deployment and operations in fiscal 2015. Our expanded subsea services capabilities include services and engineering solutions in all phases of the life of a subsea well, including exploration, construction and installation, and maintenance, repair and inspection. Our equipment and subsea professionals can support subsea operations in water depths of up to 13,000 feet. In connection with the purchase of ROVs, the company has developed a proprietary operations management system customized for the operation of ROVs. While we are generally curtailing additional investment in subsea services and other growth initiatives given reduced offshore activity levels, further expansion of our subsea services business, if undertaken, may include organic growth through commissioning the construction of additional ROVs or acquisitions of recently built ROVs and/or other ROV owners and operators.

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

The recent trend in crude oil prices and the current pricing outlook could lead to increased exploration, development and production activity as current prices for WTI and ICE Brent are approaching the range which some surveys have indicated that, if sustainable, E&P companies would begin to increase spending. However, a recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, has already begun and is expected to continue to precede a recovery in offshore activity and spending, much of which takes place in the international markets. These same analysts also expect that a further decrease in offshore spending is likely during calendar year 2017 and that any improvements in offshore E&P activity would likely not occur until calendar year 2018, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Petrodata reports. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this Annual Report on Form 10-K.

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

The following table discloses our customers that accounted for 10% or more of total revenues during any of our last three fiscal years:

	2017	2016	2015
Chevron Corporation (A)	16.3%	14.6%	12.7%
Freeport McMoRan (B)	11.3%	3.5%	1.6%
Saudi Aramco	10.0%	7.6%	5.4%
Petroleo Brasileiro SA	8.2%	11.0%	11.8%
BP plc	5.8%	7.1%	10.1%

(A)	78%, 73% and 78% percent of revenue generated by Chevron in fiscal 2017, 2016 and 2015, respectively relates to activity in Angola. Please refer to Sonatide Joint Venture disclosure below

(B)	A significant portion of this customer’s fiscal 2017 revenue was the result of the early termination of a long-term vessel charter contract.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of these significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. Our five largest customers in aggregate accounted for approximately 53% of our fiscal 2017 total revenues, while the ten largest customers in aggregate accounted for approximately 75% of the company’s fiscal 2017 total revenues.

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

The company’s diverse, mobile asset base and the wide geographic distribution of its assets generally enable the company to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to its customers around the world. We believe that size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in the many areas of the world are competitive advantages in our industry.

Increases in worldwide vessel capacity generally have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity as has been the case since late calendar 2014 when oil prices began to trend lower.

According to IHS-Petrodata, the global offshore support vessel market had approximately 335 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (290 vessels), or on order as of March 2017. The vessels under construction are scheduled to be delivered into the worldwide offshore vessel market primarily over the next 12 months. The current worldwide fleet of these classes of vessels is estimated at approximately 3,510 vessels, of which we estimate that a significant portion are stacked or are not being actively marketed by the vessels’ owners. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 620 vessels, or 18%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions.

Excluding the 620 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (290 vessels) represents approximately 10% of the remaining worldwide fleet of approximately 2,890 offshore support vessels.

Although the future attrition rate of the older offshore support vessels cannot be determined with certainty, the company believes that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced offshore spending by E&P companies. Similarly, the cancellation or deferral of delivery of some portion of the 290 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced offshore spending by E&P companies.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late calendar 2014. Should market conditions continue to remain depressed, the stacking or underutilization of recently constructed vessels by the offshore supply vessel industry will likely continue.

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

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at March 31, 2017 and March 31, 2016 of approximately $263 million and $339 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $56 million of the balance at March 31, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $90 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $133 million of amounts due from the company to Sonatide, including $34.7 million in commissions payable by the company to Sonatide with the balance related to costs incurred by Sonatide on behalf of the company.

For the year ended March 31, 2017, the company collected (primarily through Sonatide) approximately $114 million from its Angolan operations. Of the $114 million collected, approximately $101 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $13 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $88 million during the year ended March 31, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at March 31, 2017 and March 31, 2016 of approximately $133 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but is challenged because of the tight U.S. dollar liquidity situation that continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the year ended March 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $127 million, or 22%, of its consolidated vessel revenue, from an average of approximately 58 company-owned vessels that are marketed through the Sonatide joint venture (20 of which were stacked on average during the year ended March 31, 2017), and, for the year ended March 31, 2016, generated vessel revenues of approximately $213 million, or 22%, of consolidated vessel revenue, from an average of approximately 65 company-owned vessels (eight of which were stacked on average during the year ended March 31, 2016).

Sonatide owns seven vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of March 31, 2017 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in ”Investments in, at equity, and advances to unconsolidated companies,” was approximately $45 million and $37 million, respectively.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the year ended March 31, 2017 and year ended March 31, 2016 has resulted in a net 22 and 23 vessels transferred out of Angola, respectively.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 81 countries have now ratified the Convention.

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

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 8% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2017.

The company’s vessel operations in the U.S. GOM are considered to be coastwise trade. United States law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 260 vessels owned or operated by the company at March 31, 2017, 236 vessels were registered under flags other than the United States and 24 vessels were registered under the U.S. flag.

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

The company is in compliance with the International Ship and Port Facility Security (ISPS) Code, an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. Under the ISPS Code, the company performs worldwide security assessments, risk analyses, and develops vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, the company has developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of Marsec Directive 104-6.

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

Safety

We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. Personnel and resources are dedicated to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur throughout the company, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into the company’s on-going safety-related training. In addition, the company employs safety personnel in every operating region to be responsible for administering the company’s safety programs and fostering the company’s safety culture. The company’s position is that each of its employees is a safety supervisor, who has the authority and the obligation to stop any operation that they deem to be unsafe.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure, and collisions. In addition, the nature of our operations exposes the company to the potential risks of damage to and loss of drilling rigs and production facilities, hostile activities attributable to war, sabotage, piracy and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism, and pollution risks, but the company does not directly or fully insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

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

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of U.S. headquartered companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for the insurance coverage to increase. The company currently maintains war risk coverage on its entire fleet.

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

Employees

As of March 31, 2017, the company had approximately 5,510 employees worldwide, a reduction of approximately 1,040 from March 31, 2016, as a result of our efforts to reduce costs due to the downturn in the offshore oil services industry. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

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

Information related to the Bankruptcy Petitions and restructuring is available on the company’s website and at a website administered by our claims agent, Epiq Systems, at http://dm.epiq11.com/tidewater, or via the company’s restructuring information line 844-843-0204 (toll free) or 504-597-5543 (international calls).

ITEM 1A. RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting the company and the offshore marine service industry which could cause our actual results to differ materially from those anticipated, projected or assumed in the forward-looking statements. You should consider all risks when evaluating any of our forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect our results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Annual Report on Form 10-K.

Risks Relating to Chapter 11 Proceedings

We will be subject to the risks and uncertainties associated with the chapter 11 proceedings.

On May 17, 2017, the company, along with certain of its domestic subsidiaries, filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code. The chapter 11 bankruptcy proceedings do not include our international subsidiaries.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include the following:

•	our ability to execute, confirm and consummate the Prepackaged Plan or another plan of reorganization with respect to the chapter 11 proceedings;

•

the possibility that various constituencies who have not agreed to support the Prepackaged Plan will seek to obtain relief from the bankruptcy court to reform or amend the plan in a manner that would materially impair the ability of the company to achieve the short and long-term objectives that the Prepackaged Plan has been designed to support;

•	the uncertainty regarding the outcome of the chapter 11 proceeding may impair our ability to procure additional work on commercially favorable terms, if at all;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain important contractual relationships that support our operations;

•	our ability to execute our business plan in the current challenged environment for offshore drilling and exploration activity;

•	our ability to attract, motivate and retain key employees;

•	the possibility that third parties will seek and obtain court approval to terminate contract and other agreements with us;

•	the possibility that third parties will seek and obtain court approval to convert the chapter 11 proceedings to a chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.

As of March 31, 2017, we had $2.04 billion of debt ($2.03 billion, net of deferred debt issue costs of $6.4 million). While we anticipate $1.6 billion of our indebtedness will be discharged if and when the company emerges from bankruptcy, there is no assurance that the effectiveness of the Prepackaged Plan will occur in July 2017 as expected, or at all.

Delays in our chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to unanticipated or unusual events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Prepackaged Plan. Because of the risks and uncertainties associated with our chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our chapter 11 proceedings will have on our business, financial condition and results of operations or that may be inconsistent with our plans.

The proposed treatment of our common stockholders under the terms of the Prepackaged Plan may be challenged by the company’s creditors that have not agreed to support the Prepackaged Plan, and the Bankruptcy Court may alter the Prepackaged Plan in a manner that treats our common stockholders less favorably.

The Prepackaged Plan provides, among other things, that upon our emergence from our chapter 11 cases, shares of our existing common stock will be canceled and the holders of our existing common stock will receive thereafter, in the aggregate, five percent of the pro forma common equity in reorganized Tidewater Inc. (subject to dilution by management incentive plan and the exercise of warrants to existing stockholders under the Prepackaged Plan) plus warrants to acquire up to an additional 15% of common stock of reorganized Tidewater Inc. if certain market capitalization benchmarks are achieved. The Prepackaged Plan may not be confirmed by the Bankruptcy Court, in which case, the chance that the existing shareholders will receive little or no distribution in our chapter 11 proceedings would increase. Accordingly, any trading in shares of our common stock during the pendency of the chapter 11 proceedings is highly speculative.

We may be subject to claims that will not be discharged in our chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Upon emergence from bankruptcy, our historical financial information may not be comparable to our future financial performance.

Our capital structure will be significantly altered under the Prepackaged Plan. Under fresh start reporting rules that would apply to us upon the effective date of the Prepackaged Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be eliminated. In such case, our financial condition and results of operations following our emergence from our chapter 11 cases would not be comparable to the financial condition and results of operations reflected in our historical financial statements.

The pursuit of the RSA has consumed, and the chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the RSA and the Prepackaged Plan have been structured to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the duration of the bankruptcy proceeding. The chapter 11 proceedings will involve additional expense and our management will be required to devote substantial time and effort focusing on the proceedings. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.

During the pendency of the chapter 11 proceedings, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Upon emergence from bankruptcy, the composition of our board of directors will change significantly.

Under the Prepackaged Plan, the composition of our board of directors will change significantly. Upon emergence, the board will be made up of seven directors, six of whom will be designated by the Consenting Creditors who are parties to the RSA, with the only continuing director being our current Chief Executive Officer. Our new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board and who may, individually and collectively, have different views on the issues that will determine the future of the company. As a result, the future strategy and plans of the company may differ materially from those of the past.

The Prepackaged Plan and any other plan of reorganization that we may implement will be based in large part upon assumptions, projections and analyses developed by us. If these assumptions, projections and analyses prove to be incorrect in any material respect, the Prepackaged Plan may not be successfully implemented.

The Prepackaged Plan and any other plan of reorganization that we may implement have been based in important part on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we have considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii)  our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iii) our ability to retain key employees; and (iv) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, the Prepackaged Plan and any other plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are more speculative than normal, because they are based on an expectation that our balance sheet will be substantially deleveraged. Accordingly, our actual financial condition and results of operations may differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may not be able to obtain confirmation of the Prepackaged Plan.

There can be no assurance that the Prepackaged Plan (or any other plan of reorganization) will be approved by the Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Court and the willingness of existing unsecured creditors, including our noteholders and lenders under our credit agreement, to agree to the exchange or modification of their interests as outlined in the Prepackaged Plan, and there can be no guarantee of success with respect to the Prepackaged Plan or any other plan of reorganization. We might receive official objections to confirmation of the Prepackaged Plan from the various stakeholders in the chapter 11 proceedings, including any official committees appointed. We cannot predict the impact that any objection might have on the Prepackaged Plan or on a Court's decision to confirm the Prepackaged Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Prepackaged Plan is not confirmed by the Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims and interests. There can be no assurance as to whether we will successfully reorganize and emerge from chapter 11 or, if we do successfully reorganize, as to when we would emerge from chapter 11. If no plan of reorganization can be confirmed, or if the Court otherwise finds that it would be in the best interest of holders of claims and interests, the chapter 11 Cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Even if a chapter 11 Plan of Reorganization is consummated, we may not be able to achieve our stated goals.

Even if the Prepackaged Plan or another chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including an extended period of a challenged climate of commodity prices or other changes in economic conditions, changes in our industry, changes in demand for oil and gas and our services and increasing expenses. Accordingly, we cannot guarantee that the Prepackaged Plan or any other chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Prepackaged Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Transfers of our equity, or issuances of equity in connection with our chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards and depreciation deductions in future years.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We had net operating loss carryforwards of approximately $47.6 million as of March 31, 2017 and the company may generate additional net operating losses during fiscal 2018. Our ability to utilize such net operating loss carryforwards to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our pre-emergence net operating loss carryforwards and amortizable tax basis in our properties may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Even if the net operating loss carryforwards are subject to limitation under Section 382, the net operating losses can be further reduced by the amount of discharge of indebtedness arising in a chapter 11 case under Section 108 of the Internal Revenue Code. Further, future deductions for depreciation could be limited if the fair value of our assets is determined to be less than the tax basis.

We requested that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to our restructuring in our chapter 11 proceedings. Following the implementation of our Plan, it is likely that an “ownership change” will be deemed to occur and our net operating losses will nonetheless be subject to annual limitation.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our chapter 11 case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion in a distressed industry environment over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Risks Relating to Our Business

The prices for oil and gas affect the level of capital spending by our customers which in turn affects demand and pricing for our services and could negatively impact our results of operations.

Even in a more favorable commodity pricing climate, prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. The significant decline in crude oil and natural gas prices that began in 2014 has continued to cause many of our customers to significantly reduce drilling, completion and other production activities and related spending on our products and services through fiscal 2017. Some industry analysts expect that a further decrease in offshore spending is likely during calendar year 2017 and that any improvements in offshore E&P activity would likely not occur until calendar year 2018. In addition, the reduction in demand from our customers has resulted in an oversupply of the vessels available for service, and such oversupply has substantially reduced the prices we can charge our customers for our services.

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

The ongoing depressed level of oil and natural gas prices significantly curtailed our customers’ drilling, completion and other production activities and related spending on our services in fiscal 2017. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The continuing depressed levels of crude oil and natural gas prices has reduced significantly the energy industry’s level of capital spending and as long as current conditions persist, capital spending and demand for our services may remain similarly depressed. It is difficult to predict how long the current commodity price conditions will continue, or to what extent low commodity prices will affect our business. Because a prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, a downturn of any such duration would likely result in a significant decline in demand for offshore support services. Declining or continuing depressed oil and natural gas prices may result in negative pressures on:

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

Our activities require substantial capital expenditures. If our cash flows from operating activities are not sufficient to fund capital expenditures, we would be required to further reduce these expenditures or to fund capital expenditures through debt or equity issuances or through alternative financing plans or selling assets.

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

The continued consolidation of our customer base could negatively impact the demand for our services.

Oil and natural gas companies and other energy companies and energy services companies have undergone consolidation, and additional consolidation is possible. Consolidation reduces the number of customers for our equipment, and may negatively affect exploration, development and production activity as consolidated companies focus, at least initially, on increasing efficiency and reducing costs and may delay or abandon exploration activity with less promise. Such activity could adversely affect demand for our offshore services.

The high level of competition on the offshore marine service industry could negatively impact pricing for our services.

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

Our results of operations, financial condition and cash flows could all be negatively impacted by the loss of a major customer.

We derive a significant amount of revenue from a relatively small number of customers. For the fiscal years ended March 31, 2017, 2016 and 2015, the five largest customers accounted for approximately 53%, 47% and 45%, respectively, of our total revenues, while the 10 largest customers accounted for approximately 75%, 69%, and 62%, respectively, of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us; terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts.

The rise in production of unconventional crude oil and gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and gas prices which in turn could negatively impact demand for our services.

The rise in production of unconventional crude oil and gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world have contributed to an over-supplied natural gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction. There has also been a buildup of crude oil inventories in the United States in part due to the increased development of unconventional crude oil resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, without a commensurate growth in demand for crude oil and natural gas will likely continue to weigh on the price of crude oil and natural gas. A prolonged period of low crude oil and natural gas prices would likely have a negative impact on development plans of exploration and production companies), which in turn, may result in a decrease in demand for offshore support vessel services.

Uncertain economic conditions may lead our customers to postpone capital spending which could negatively impact our liquidity and financial condition.

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

An increase in vessel capacity without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition which could negatively impact pricing and demand for our services, which, in turn, could negatively impact our revenues.

Over the past decade, the combination of historically high commodity prices and technological advances resulted in significant growth in deepwater exploration, field development and production. As a result, offshore service companies, such as ours, constructed specialized offshore vessels that are capable of supporting deepwater and deep well (defined by well depth rather than water depth) projects. During this time, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and also when vessels migrate between markets. A discussion about our vessel fleet and vessel construction programs appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K.

The offshore support vessel market has approximately 335 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (290 vessels), on order or planned as of March 2017, which may be delivered to the worldwide offshore support vessel market primarily over the next 12 months, according to IHS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 3,510 vessels, according to the same source. An increase in vessel capacity without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

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

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the United States.

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country, including enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit, retain or obtain work visas for workers of international operations; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the United States; and import/export quotas and restrictions or other trade barriers, most of which are beyond the control of the company. See (i) the “Legal Proceedings” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K  and (ii) “Sonatide Joint Venture” in Item 1 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for a discussion of our Sonatide joint venture in Angola. While we no longer operate in Venezuela, we note that we have substantial operations in Brazil, Mexico, Saudi Arabia, Angola and throughout the west coast of Africa, which generate a large portion of our revenue, where we are exposed to the risks described above.

We are also subject to acts of piracy and kidnappings that put our assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities. Although we take what we consider to be prudent measures to protect our personnel and assets in markets that present these risks, we have confronted these kinds of incidents in the past, and there can be no assurance we will not be subjected to them in the future.

The continued threat of terrorist activity, other acts of war or hostility and civil unrest have significantly increased the risk of political, economic and social instability in some of the geographic areas in which we operate. It is possible that further acts of terrorism or civil unrest may be directed against the United States domestically or abroad, and such acts of terrorism or civil unrest could be directed against properties and personnel of U.S. headquartered companies such as ours. To date, we have not experienced any material adverse effects on our results of operations and financial condition as a result of terrorism, political instability, civil unrest or war.

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

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service every six months, or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have recorded impairment charges of $484.7 million, $117.3 million and $14.5 million during the years ended March 31, 2017, 2016 and 2015, respectively. In the event that offshore E&P industry conditions continue to deteriorate, or persist at current levels, the company could be subject to additional vessel impairments in future periods. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions we may take an impairment loss in the future. Additionally, there can be no assurance that we will not have to take additional impairment charges in the future if the currently depressed market conditions persist.

The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

As of March 31, 2017, we had $2.04 billion of debt ($2.03 billion, net of deferred debt issue costs of $6.4 million). Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the agreements governing our indebtedness and increasing the risk that we may default on our debt obligations;

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	requiring that we pledge substantial collateral, including vessels which may limit flexibility in operating our business and restrict our ability to sell assets;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	limiting management's flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to successfully withstand a further downturn in our business or further worsening of macroeconomic conditions;

•

placing us at a competitive disadvantage against less leveraged competitors; and making us vulnerable to increases in interest rates, because certain of our debt has variable interest rates or because our current debt is at low fixed interest rates and in exchange for accommodations to our existing debt instruments, debt holders may demand higher interest rates; and

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

On May 17, 2017, the company, along with certain of its domestic subsidiaries, filed voluntary petitions seeking relief under chapter 11 of the United States Bankruptcy Code. While we anticipate approximately $1.6 billion of indebtedness will be discharged if and when the company emerges from bankruptcy, there is no assurance that the effectiveness of the Prepackaged Plan will occur in July 2017 as expected, or at all. Please see “Reorganization and Chapter 11 Proceedings” disclosures in Business in Item 1 of this report for a discussion of the RSA, Forbearance Agreement and the Prepackaged Plan for additional information regarding the potential restructuring of our indebtedness and debt instruments.

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

We may not be able to obtain debt financing if and when needed with favorable terms, if at all, which could negatively impact our financial condition.

There are a number of potential negative consequences for the energy and energy services sectors that may result if commodity prices remain depressed or decline or if E&P companies continue to de-prioritize investments in offshore exploration, development and production, including a general outflow of credit and capital from the energy and energy services sectors and/or offshore focused energy and energy service companies, further efforts by lenders to reduce their loan exposure to the energy sector, the imposition of increased lending standards for the energy and energy services sectors, higher borrowing costs and collateral requirements or a refusal to extend new credit or amend existing credit facilities in the energy and energy services sectors. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by bank regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate the ability of borrowers to achieve a favorable outcome in negotiating solutions to even marginally stressed credits.

Future debt financing arrangements, if available at all, may require collateral, higher interest rates and more restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility.

There are uncertainties in successfully integrating our acquisitions which could negatively impact our results of operations.

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

There are additional risks and uncertainties in successfully entering or growing a new line of business which could negatively impact our results of operations.

Historically, our operations and acquisitions focused primarily on offshore marine vessel services for the oil and gas industry. We have more recently expanded our capability to provide subsea services through the acquisition of employees with specialized subsea skills and ROVs. If an opportunity arises, we may expand our subsea capabilities further or potentially enter into a new line of business. Entry into, or further development of, lines of business in which we have not historically operated may expose us to business and operational risks that are different from those we have experienced historically. Our management may not be able to effectively manage these additional risks or implement successful business strategies in new lines of business. Additionally, our competitors in these lines of business may possess substantially greater operational knowledge, resources and experience than the company.

Any disruptions or disagreements with our foreign joint venture partners could negatively impact our results of operations and could lead to an unwinding of the joint venture which could negatively impact our revenues.

We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Item 1 and Item 3 in this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola and our joint venture in Nigeria, respectively.

Our international operations expose us to currency devaluation and fluctuation risk which could negatively impact our results of operations and financial position.

As a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and we are at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies which are not easily traded and may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars and, when feasible, we attempt to not maintain large, non-U.S. dollar-denominated cash balances. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of revenue streams when considered appropriate. We monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars.

As of March 31, 2017, Sonatide maintained the equivalent of approximately $90 million of Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to us. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by us. Sonatide may be able to mitigate this exposure, but a hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks which could negatively impact our results of operations.

Our operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings, sinkings, groundings and severe weather conditions. Some of these events could be the result of (or exacerbated by) mechanical failure or navigation or operational errors. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment (including to the property and equipment of third parties), pollution or environmental damage and suspension of operations, increased costs and loss of business. Damages arising from such occurrences may result in lawsuits alleging large claims, and we may incur substantial liabilities or losses as a result of these hazards.

Our exposure to operating hazards may increase significantly with the expansion of our subsea operations, including through the ownership and operation of ROVs and the provision of engineering design and consulting services for customers’ subsea initiatives. For example, we may lose equipment, including ROVs, in the course of our subsea operations. This equipment may be difficult or costly to replace, and such losses may result in work stoppages or the loss of customers. Additionally, many of our subsea operations will be performed on or near existing oil and gas infrastructure. These operations may expose us to new or increased liability relating to explosions, blowouts and cratering; mechanical problems, including pipe failure; and environmental accidents, including oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas, brine or well fluids, or other discharges of toxic gases or other pollutants. Finally, provision of engineering design and consulting services could expose us to professional liability for errors and omissions made in the course of those services.

We carry what we consider to be prudent levels of liability insurance, and our vessels and ROVs are generally insured for their estimated market value against damage or loss, including war, terrorism acts and pollution risks. While we maintain insurance protection and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Our insurance coverages are subject to deductibles and certain exclusions. We do not directly or fully insure for business interruption. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could have a material and adverse effect on our results of operations and financial condition. Additionally, while we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which we operate.

Any determination that we have not complied with the Foreign Corrupt Practices Act or similar worldwide anti-bribery laws could negatively impact our results of operations.

Our global operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by local partners or agents even though these partners or agents may themselves not be subject to the FCPA. Any determination that we have violated the FCPA (or any other applicable anti-bribery laws in countries in which we do business) could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows.

Any determination that we have not complied and any changes to complex and developing laws and regulations to which the company is subject could negatively impact our results of operations.

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

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are less well developed than the laws, regulations and enforcement systems of the United States, and the requirements of these systems are not always readily discernible even to experienced and proactive participants. These countries’ laws can be unclear, and, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation.  Sometimes governments may apply such changes or reinterpretations with retroactive effect, and may impose associated taxes, fees, fines or penalties on the company based on that reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards imposing additional requirements or restrictions could adversely affect our financial condition, results of operations or cash flows.

Any changes in the laws governing U.S. taxation of foreign source income could negatively impact our financial condition and cash flows.

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

Approximately 80% of our revenues and a majority of our net income are generated by our operations outside of the United States. Our effective tax rate has averaged approximately 30% since fiscal 2007, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from our current taxable income in the U.S. income earned offshore through our controlled foreign subsidiaries.

Periodically, tax legislative initiatives are proposed to effectively increase U.S. taxation of income with respect to foreign operations. Whether any such initiatives will win congressional or executive approval and become law is presently unknown; however, if any such initiatives were to become law, and were such law to apply to our international operations, it could result in a materially higher tax expense, which would have a material impact on our financial condition, results of operations or cash flows, and which could cause us to review the utility of continued U.S. domicile.

In addition, our income tax returns are subject to review and examination by the U.S. Internal Revenue Service and other tax authorities where tax returns are filed. We routinely evaluate the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure or intercompany transfer pricing policies, or if the terms of certain income tax treaties were to be interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase, and our financial condition and results of operations could be materially and adversely affected.

Any changes in environmental regulations could increase the cost of energy and future production of oil and gas which could negatively impact our results of operations.

Our operations are subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws and regulations may require installation of costly equipment, increased manning or operational changes. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault.

A variety of regulatory developments, proposals and requirements have been introduced (and in some cases enacted) in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Notwithstanding the current downturn in the oil industry punctuated by lessened demand and lower oil prices, any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may have an adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our offshore support vessels, ROVs and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets.  In addition, the increased regulation of environmental emissions may create greater incentives for the use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

Adoption of climate change and greenhouse gas restrictions could increase the cost of energy and future production of oil and gas which could negatively impact our results of operations.

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

Additional unionization efforts, new collective bargaining agreements or work stoppages could negatively impact our revenues.

In locations in which the company is required to do so, we have union workers, subject to collective bargaining agreements, that are periodically in negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. GOM employees. We have also been subjected to threatened strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, reduce our revenues, or limit our flexibility.

The closing market price of our common stock has recently declined significantly. On April 18, 2017, we were notified by the NYSE that our common stock was not in compliance with NYSE listing standards. If we are unable to cure the market capitalization deficiency, our common stock could be delisted from the NYSE or trading could be suspended.

Our common stock is currently listed on the NYSE. In order for our common stock to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period. On April 18, 2017, we were notified by the NYSE that the average price of our shares of common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.

Additionally, under Section 802.01D of the NYSE Listed Company Manual, a company that files or announces an intent to file for relief under chapter 11 of the Bankruptcy Code may be subject to immediate suspension and delisting. However, if we are profitable or have positive cash flow, or if we are demonstrably in sound financial health despite the bankruptcy proceedings, the NYSE may evaluate our plan in light of the filing without immediate suspension and delisting of our common stock. We have been in active communication with the NYSE throughout this process and, to date, we have continued to trade on the NYSE.

In addition to potentially commencing suspension or delisting procedures in respect of our common stock if we fail to meet the material aspects of the plan or any of the quarterly milestones or if we file for bankruptcy and do not have positive cash flow or are not in sound financial health, our common stock could be delisted pursuant to Section 802.01 of the NYSE Listed Company Manual if the trading price of our common stock on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, and our common stock could also be delisted pursuant to Section 802.01 if our average market capitalization over a consecutive 30 day-trading period is less than $15 million. In these events, we would not have an opportunity to cure the market capitalization deficiency, and our shares would be delisted immediately and suspended from trading on the NYSE.

The commencement of suspension or delisting procedures by an exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to attract and retain personnel by means of equity compensation would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of our common stock to investors and cause the trading volume of our common stock to decline, which could result in a further decline in the market price of our common stock.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

The Prepackaged Plan provides, among other things, that upon emergence from bankruptcy, our existing common stock will be cancelled and (i) the Noteholders will receive their pro rata share of 95% of the common stock in reorganized Tidewater and (ii) existing holders of common stock in Tidewater will receive their pro rata share of 5% of the common stock in reorganized Tidewater, plus warrants for ownership of up to 15% of reorganized Tidewater’s common equity exercisable upon the company reaching certain benchmarks pursuant to the terms of the proposed new warrants. Each of the foregoing common equity percentages in reorganized Tidewater is subject to dilution from the exercise of the new warrants described above and a management incentive plan.

Additionally, we may issue equity in the future in connection with capital raisings, debt exchanges, acquisitions, strategic transactions or for other purposes. To the extent we issue substantial additional equity securities, the ownership of our existing stockholders would be diluted, and our earnings per share could be reduced.

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

Chapter 11 Proceedings

On May 17, 2017, the Debtors filed Bankruptcy Petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The commencement of the chapter 11 proceedings automatically stayed certain actions against the company, including actions to collect prepetition liabilities or to exercise control over the property of the Debtors. The Prepackaged Plan in the chapter 11 proceedings provides for the treatment of prepetition liabilities that have not otherwise been satisfied or addressed during the chapter 11 cases. The Bankruptcy Court set a combined hearing to consider approval of the Debtors’ disclosure statement and confirmation of the Prepackaged Plan for June 28, 2017. We expect the Prepackaged Plan to become effective in July 2017, at which point or shortly thereafter the Debtors would emerge from bankruptcy, however, there can be no assurance that the effectiveness of the Prepackaged Plan will occur on such date, or at all. For additional information on the bankruptcy proceedings, see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TDW.” At March 31, 2017, there were 618 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2017 (last business day of the month) was $1.15. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31
Fiscal 2017 common stock prices:
High	$9.37	$5.21	$4.49	$3.93
Low	3.79	2.16	1.44	0.80
Dividend	—	—	—	—
Fiscal 2016 common stock prices:
High	$31.74	$23.87	$17.91	$11.58
Low	19.07	12.77	5.59	4.24
Dividend	.25	.25	.25	—

Issuer Repurchases of Equity Securities

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of
June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during fiscal 2016 or fiscal 2017.

In January 2016, the company suspended its common stock repurchase program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2017	2016	2015
Aggregate cost of common stock repurchased	$—	—	99,999
Shares of common stock repurchased	—	—	2,841,976
Average price paid per common share	$—	—	35.19

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for each of the last three years ended March 31, as follows:

(In thousands, except per share data)	2017	2016	2015
Dividends declared	$—	34,965	49,127
Dividend per share	—	0.75	1.00

In January 2016, the company suspended the quarterly dividend program.

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2012, at closing prices on March 31, 2012, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The Value Line Oilfield Services Group consists of 24 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2012	2013	2014	2015	2016	2017
Tidewater Inc.	100	95.48	93.60	38.03	14.48	2.44
S&P 500	100	113.96	138.87	156.55	159.34	186.71
Peer Group	100	107.22	132.18	96.12	77.57	89.61

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

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2017 (H)	2016 (G)	2015 (A) (G)	2014 (B) (G)	2013 (D) (G)
Statement of Earnings Data :
Revenues:
Vessel revenues	$583,816	955,400	1,468,358	1,418,461	1,229,998
Other operating revenues	17,795	23,662	27,159	16,642	14,167
	$601,611	979,062	1,495,517	1,435,103	1,244,165
Gain (loss) on asset dispositions, net	$24,099	26,037	23,796	21,063	14,687
Asset impairments (F)	$484,727	117,311	14,525	9,341	8,078
Goodwill Impairment (C)	$—	—	283,699	56,283	—
Loss on early extinguishment of debt	$—	—	—	4,144	—
Restructuring charge	$—	7,586	4,052	—	—
Operating income (loss)	$(577,853)	(69,524)	(37,181)	201,541	206,232
Net earnings (loss)	$(660,118)	(160,183)	(65,190)	140,255	150,750
Basic earnings per common share	$(14.02)	(3.41)	(1.34)	2.84	3.04
Diluted earnings per common share	$(14.02)	(3.41)	(1.34)	2.82	3.03
Cash dividends declared per common share	$—	0.75	1.00	1.00	1.00
Balance Sheet Data (at end of period):
Cash and cash equivalents	$706,404	678,438	78,568	60,359	40,569
Total assets	$4,190,699	4,983,793	4,748,766	4,877,318	4,163,256
Current maturities of long-term debt (E)	$2,034,124	2,045,516	10,181	9,512	—
Long-term debt (E)	$—	—	1,516,900	1,496,847	995,201
Total stockholders’ equity	$1,634,918	2,299,520	2,474,488	2,679,384	2,561,756
Working capital (E)	$(1,187,426)	(1,129,060)	386,581	418,528	241,461
Current ratio (E)	0.49	0.54	1.80	2.04	1.91
Cash Flow Data:
Net cash provided by operating activities	$29,821	253,360	358,713	104,617	213,923
Net cash provided by (used in) investing activities	$14,863	(134,996)	(231,418)	(403,685)	(413,487)
Net cash (used in) provided by financing activities	$(16,718)	481,506	(109,086)	318,858	(80,577)

(A)	Refer to the “Other Items” section of Management’s Discussion and Analysis section located in Part II, Item 7 of this Annual Report on Form 10-K.

(B)

During fiscal 2015 and 2014, the company recorded a $283.7 million ($214.9 million after-tax, or $4.43 per share) and a $56.3 million ($43.4 million after-tax, or $0.87 per share) non-cash goodwill impairment charge, respectively, as disclosed in Note (17) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(C)

Working capital and current ratio includes amounts due to and from affiliates, as disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Amounts at March 31, 2017 and 2016 reflect the reclassification of $2,024.2 million and $2,035.4 million, respectively, of long-term debt, net of deferred debt issue costs (see note E below) to current as a result of an event of default under various borrowing agreements as more fully described in the “Status of Discussions with Lenders and Noteholders / Audit Opinion” discussion included in Liquidity, Capital Resources and Other Matters in Part II, Item 7 of this Annual Report on Form 10-K.

(D)

Fiscal 2017 vessel revenues include $39.1 million of revenue related to early cancellation of a long-term vessel charter contract and fiscal 2017 operating loss includes $29 million of expenses related to debt renegotiations.

(E)

Deferred debt issue costs of $6.7 million, $7.4 million, $8.5 million and $4.8 million related to fiscal years 2016, 2015, 2014 and 2013, respectively, have been reclassified to conform with the current year presentation as a result of the adoption of ASU 2015-03.

(F)	During fiscal 2015, the company recorded a $23.8 million ($23.8 million after-tax, or $0.51 per common share) non-cash adjustment related to the valuation of deferred tax assets.

(G)

During fiscal 2014, the company incurred transaction costs of $3.7 million ($2.4 million after tax, or $0.05 per common share) related to the purchase of Troms Offshore and a loss on early extinguishment of debt that was issued by Troms Offshore and retired by the company of $4.1 million ($3 million after tax, or $0.06 per common share).

(H)

During fiscal 2013, the company recorded a settlement charge of $5.2 million ($3.4 million after tax, or $0.07 per common share) related to the payment of retirement benefits to a former Chief Executive Officer.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2017 and 2016 and for the years ended March 31, 2017, 2016 and 2015 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Annual Report on Form 10-K is incorporated by reference into this Item 7.

Fiscal 2017 Business Highlights and Key Focus

During fiscal 2017 the company continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment of lower crude oil prices and reduced E&P spending (and reduced offshore spending in particular). Key elements of the company’s response to these conditions during fiscal 2017 included sustaining the company’s offshore support vessel fleet and its global operating footprint, working with its lenders and noteholders to restructure its debt and strengthen its balance sheet and maintaining adequate liquidity to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

Primarily as a result of the significant industry downturn which occurred over the latter half of fiscal 2015 and continued through fiscal 2017, the company’s revenue during fiscal 2017 decreased $377.5 million, or 39%, from the revenues earned during fiscal 2016. The company’s consolidated net loss increased 312%, or $499.9 million during fiscal 2017, primarily due to the increase in asset impairment charges incurred during fiscal 2017 as compared to fiscal 2016.

During fiscal 2017, the company was able to partially offset the revenue reductions through reductions in vessel operating costs, which decreased 36%, or $202 million, as compared to fiscal 2016. Crew costs decreased approximately 37%, or $112.7 million, repair and maintenance costs decreased 37%, or $34.6 million; fuel, lube and supplies costs decreased 39%, or $24 million; and other vessel costs decreased 35%, or $32 million; during fiscal 2017 as compared to fiscal 2016, primarily due to the reduction in the number of vessels operating, along with other cost cutting initiatives implemented during fiscal 2017. Insurance costs, however, increased 17%, or $1.4 million, as compared to fiscal 2016, reflecting a modest reversal of a significant reduction in insurance cost, which were down 51% in fiscal 2016 as compared to fiscal 2015.

Vessel revenues generated by our Americas segment decreased approximately 30%, or $103.2 million, during the fiscal year ended March 31, 2017 as compared to fiscal 2016, reflecting an overall 20 percentage point decrease in utilization and a 15% decrease in average day rates. Vessel operating costs for the Americas segment also decreased 35%, or $64.2 million, during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 71%, or $63.5 million, during the fiscal year ended March 31, 2017 as compared to fiscal 2016, primarily due to an overall 26 percentage point decrease in utilization and a 48% decrease in average day rates. Vessel operating costs for the Asia/Pacific segment decreased 67%, or $37.7 million, during the same comparative periods.

Vessel revenues generated by our Middle East segment decreased 20%, or $22.3 million, during the fiscal year ended March 31, 2017 as compared to fiscal 2016, as a result of an overall three percentage point decrease in utilization and a 21% decrease in average day rates. Vessel operating costs for the Middle East segment also decreased 10%, or $7.1 million, during the same comparative periods.

Vessel revenues generated by our Africa/Europe segment decreased 44%, or $182.6 million, during the fiscal year ended March 31, 2017 as compared to fiscal 2016, reflecting an overall 19 percentage point decrease in utilization and 16% decrease in average day rates. Vessel operating costs for the Africa/Europe segment decreased 37%, or $93 million, during the same comparative periods.

We have recorded significant asset impairment charges since March 31, 2016, which has reduced the depreciable carrying value of our vessels and depreciation expense on vessels for which we recorded impairment charges. Depreciation and amortization expense also decreased due to the reduction in fleet size through vessel dispositions and vessels that have been fully depreciated since March 31, 2016. Collectively, these items exceeded the impact of incremental depreciation from new build vessels delivered into the fleet in the last 12 months, which resulted in lower depreciation and amortization expense of 8%, or $15 million, during fiscal 2017 as compared to fiscal 2016.

Asset impairments increased by $367.4 million, primarily due to our stacking underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

General and administrative expenses decreased 5%, or $7.9 million, during fiscal 2017 as compared to fiscal 2016, as a result of the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market, the impact of which was offset by a $27.5 million, or 159%, increase in professional service fees, which was related to debt restructuring negotiations that led to the prepackaged chapter 11 bankruptcy petition discussed elsewhere herein under the heading “Reorganization and Chapter 11 Proceedings.”

Increased borrowings under our revolving credit facility in March 2016 and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest expense and other debt costs of $21.3 million, or 40%, during fiscal 2017 as compared to fiscal 2016. Additionally, a significantly lower level of vessel construction in progress reduced the percentage of interest costs that were eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

Despite the net loss of $660.1 million and an operating loss of $577.9 million in fiscal 2017, net cash provided by operating activities was $29.8 million for fiscal 2017, in part, reflecting $167.3 million of depreciation and amortization expense, $484.7 million of non-cash impairment charges, collections related to the early cancellation of a long-term vessel charter contract of $39.1 million and continuing efforts to collect receivables and amounts due from our Angolan joint venture.

Net cash from investing activities increased by $149.9 million from the $135 million that was used in investing activities in fiscal 2016. The $14.9 million of net cash provided by investing activities in fiscal 2017 reflects refunds from cancelled vessel construction contracts of $25.6 million and proceeds from asset sales of $14.8 million. Such amounts were partially offset by $25.5 million of additions to property and equipment. Additions to property and equipment in fiscal 2017 were $169 million less than in fiscal 2016.

The company’s outstanding receivable from Sonatide for work in Angola was reduced by approximately $76 million to approximately $263 million at March 31, 2017. The company’s outstanding payable to Sonatide (including commissions payable) also decreased by approximately $55 million to approximately $133 million at March 31, 2017. The company’s outstanding receivable from Sonatide and outstanding payable to Sonatide (including commissions payable) at March 31, 2016 was approximately $339 million and approximately $188 million, respectively. Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars and has successfully initiated some conversion of kwanzas into dollars. For additional disclosure regarding the Sonatide Joint Venture, refer to Part I, Item 1, of this Annual Report on Form 10-K.

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for offshore oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand, estimates of current and future oil and natural gas production, the relative cost of exploring, developing and producing onshore and offshore oil and natural gas, and our customers’ ability to access exploitable oil and natural gas resources. Current and future estimated prices of crude oil and natural gas are critical factors in our customers’ investment and spending decisions, including their decisions to contract drilling rigs and offshore support vessels in support of offshore exploration, field development and production activities in the various global geographic markets, in most of which the company already operates.

After a significant decrease in the price of oil during our fiscal year ended March 31, 2016, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, increased during fiscal 2017. We anticipate that our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which during May 2017 was trading around $49 per barrel for West Texas Intermediate (WTI) crude and $52 per barrel for Intercontinental Exchange (ICE) Brent crude, up slightly from $46 and $48 per barrel for WTI and ICE Brent, respectively in May 2016. Some analysts have projected further strengthening of oil and gas prices during the remainder of calendar year 2017 and through calendar years 2018 and 2019 if current forecasts of global economic growth materialize and if Organization of Petroleum Exporting Countries (OPEC) member nations continue to abide by production cuts announced in fiscal 2017.

The recent trend in crude oil prices and the current pricing outlook could lead to increased exploration, development and production activity as current prices for WTI and ICE Brent are approaching the range which some surveys have indicated that, if sustainable, E&P companies would begin to increase spending. A recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, has already begun and is expected to continue. However, a recovery in offshore activity and spending, much of which takes place in the international markets is expected to lag increases in onshore exploration, development and production activity and spending. These same analysts also expect that a further decrease in offshore spending is likely during calendar year 2017 and that any improvements in offshore E&P activity would likely not occur until calendar year 2018, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Petrodata reports.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. The oversupplied nature of the natural gas markets has, however, recently begun to unwind as lower natural gas reserves and increased use of natural gas for electrical generation have caused natural gas prices to somewhat rebound. In May 2017, natural gas was trading in the U.S. at approximately $3.15 per Mcf, considerably higher than the May 2016 level of $1.92 per Mcf as reported by the U.S. Energy Information Administration. Generally high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years, however, have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices, even with recent increases in pricing, have caused, and may continue to cause, many E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata during April of 2017 state that the worldwide movable offshore drilling rig count is estimated at approximately 910 rigs, of which approximately 420 offshore rigs were working during April of 2017, a decrease of approximately 16%, or 80 working rigs, from the number of working rigs at the end of March 2016, and a decrease of approximately 37%, or 250 working rigs, from the number of working rigs at the end of March 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 910 movable offshore rigs worldwide, approximately 31%, or approximately 285 rigs, are designed to operate in deeper waters. Of the approximately 420 working offshore rigs as of April 2017, approximately 120 rigs, or 29%, are designed to operate in deeper waters. As of April 2017 the number of working deepwater rigs was approximately 17%, or 80 rigs, less than the number of working deepwater rigs at the end of March 2016, and a decrease of approximately 50%, or 120 working rigs, from the number of working rigs at the end of March 2015. It is also estimated that approximately 30% of the approximate 160 total offshore rigs currently under construction, or approximately 50 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent approximately 40% of the approximately 120 deepwater rigs working in April 2017. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced E&P spending.

In the floating production unit market approximately 60 new floating production units are under construction and expected to be delivered primarily over the next three years to supplement the approximately 360 floating production units already operating worldwide. Given the current economic environment, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to be significant.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS-Petrodata, there were approximately 275 working jack-up rigs as of March 2017 (65% of the 420 working offshore rigs), which is a decrease of approximately 13%, or 40 rigs, from the number of jack-up rigs working at the end of March 2016, and a decrease of approximately 31%, or 125 working rigs, from the number of working rigs at the end of March 2015. The construction backlog for new jack-up rigs as of March 2017 (100 rigs) has been reduced from the jack-up construction backlog as of March 2016 of approximately 125 rigs, nearly all of which are scheduled for delivery in the next two years, although the timing of such deliveries as scheduled remains uncertain given the depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 100 newbuild jackup rigs represent 36% of the approximately 275 jack up rigs working in March 2017, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Petrodata, there are approximately 335 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (290 vessels), on order or planned as of March 2017. The majority of the vessels under construction are scheduled to be delivered within the next 12 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

As of March 2017, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,510 vessels which include approximately 620 vessels that are at least 25 years old and exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions and the excess capacity of newer vessels available in the market. Excluding the 620 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (290 vessels) represents approximately 10% of the remaining worldwide fleet of approximately 2,890 offshore support vessels.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late 2014. Should market conditions continue to deteriorate, the stacking or underutilization of additional, more recently constructed, vessels by the offshore supply vessel industry is likely.

Although the future attrition rate of the 620 older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the 290 offshore support vessels that are under construction according to IHS-Petrodata would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

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

Although investment in additional rigs, especially those capable of operating in deeper waters, could indicate offshore rig owners’ longer-term expectation for higher levels of activity, the general decline in crude oil and natural gas prices over the past three years, the reduction in offshore spending expectations among E&P companies and the number of new-build vessels which may be delivered within the next 12 months indicates that there may be, at least in the short-to intermediate-term, a period of potential greater overcapacity in the worldwide offshore support vessel fleet which may lead to lower utilization and average day rates across the offshore support vessel industry.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

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

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repair and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

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

(In thousands)	2017	%	2016	%	2015	%
Vessel revenues:
Americas	$239,843	41%	342,995	36%	505,699	35%
Asia/Pacific	25,568	4%	89,045	9%	150,820	10%
Middle East	89,050	15%	111,356	12%	134,279	9%
Africa/Europe	229,355	40%	412,004	43%	677,560	46%
Total vessel revenues	$583,816	100%	955,400	100%	1,468,358	100%
Vessel operating costs:
Crew costs	$190,471	33%	303,219	32%	428,131	29%
Repair and maintenance	60,257	10%	94,873	10%	173,788	12%
Insurance and loss reserves	10,008	2%	8,585	1%	17,683	1%
Fuel, lube and supplies	38,009	7%	61,992	6%	88,272	6%
Other	60,426	10%	92,464	10%	126,494	9%
Total vessel operating costs	$359,171	62%	561,133	59%	834,368	57%

The following table compares other operating revenues and costs related to the company’s ROV and related subsea services operations, third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the years ended March 31.

(In thousands)	2017	2016	2015
Other operating revenues	$17,795	23,662	27,159
Costs of other operating revenues	12,729	18,811	26,505

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for each for the fiscal years ended March 31.

(In thousands)	2017	%	2016	%	2015	%
Vessel operating costs:
Americas:
Crew costs	$69,678	29%	103,647	30%	148,034	29%
Repair and maintenance	20,246	9%	37,761	11%	57,782	12%
Insurance and loss reserves	3,236	1%	3,065	1%	5,095	1%
Fuel, lube and supplies	13,634	6%	19,566	6%	26,792	5%
Other	12,569	5%	19,474	6%	33,494	7%
	119,363	50%	183,513	54%	271,197	54%
Asia/Pacific:
Crew costs	$8,785	34%	32,601	37%	62,660	41%
Repair and maintenance	1,362	5%	6,942	8%	19,582	13%
Insurance and loss reserves	717	3%	1,149	1%	2,181	1%
Fuel, lube and supplies	2,667	10%	7,115	8%	11,330	8%
Other	4,733	19%	8,157	9%	8,667	6%
	18,264	71%	55,964	63%	104,420	69%
Middle East:
Crew costs	$30,303	34%	37,090	33%	45,681	34%
Repair and maintenance	16,198	18%	18,091	16%	15,399	11%
Insurance and loss reserves	1,839	2%	245	<1%	2,400	2%
Fuel, lube and supplies	5,768	7%	5,104	5%	9,674	7%
Other	9,089	10%	9,794	9%	11,998	9%
	63,197	71%	70,324	63%	85,152	63%
Africa/Europe:
Crew costs	$81,705	35%	129,881	32%	171,756	25%
Repair and maintenance	22,451	10%	32,079	8%	81,025	12%
Insurance and loss reserves	4,216	2%	4,126	1%	8,007	1%
Fuel, lube and supplies	15,940	7%	30,207	7%	40,476	6%
Other	34,035	15%	55,039	13%	72,335	11%
	158,347	69%	251,332	61%	373,599	55%
Total vessel operating costs	$359,171	62%	561,133	59%	834,368	57%

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

(In thousands)	2017	%	2016	%	2015	%
Vessel operations general and administrative expenses:
Americas	$26,288	11%	31,536	9%	42,917	8%
Asia/Pacific	6,823	27%	12,382	14%	16,476	11%
Middle East	10,795	12%	14,489	13%	14,656	11%
Africa/Europe	44,400	19%	57,632	14%	70,446	10%
Total vessel operations general and administrative expenses	$88,306	15%	116,039	12%	144,495	10%

The following table presents vessel operating leases by the company’s four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the years ended March 31.

(In thousands)	2017	%	2016	%	2015	%
Vessel operating leases:
Americas	$26,505	11%	26,506	8%	20,915	4%
Asia/Pacific	—	—	—	—	—	—
Middle East	—	—	—	—	—	—
Africa/Europe	7,261	3%	7,156	2%	7,407	1%
Total vessel operating leases	$33,766	6%	33,662	4%	28,322	2%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31.

(In thousands)	2017	%	2016	%	2015	%
Vessel operating profit (loss):
Americas (A) (B)	$18,873	3%	52,966	5%	122,988	8%
Asia/Pacific (A)	(20,614)	(3%)	(1,687)	(<1%)	11,541	1%
Middle East	(4,696)	(1%)	7,325	1%	15,590	1%
Africa/Europe	(51,395)	(9%)	15,534	2%	143,837	10%
	(57,832)	(10%)	74,138	8%	293,956	20%
Other operating loss	(1,548)	(<1%)	(4,564)	(<1%)	(8,022)	(1%)
	(59,380)	(10%)	69,574	8%	285,934	19%
Corporate general and administrative expenses (C)	(55,389)	(10%)	(34,078)	(3%)	(40,621)	(3%)
Corporate depreciation	(2,456)	(<1%)	(6,160)	(1%)	(4,014)	(<1%)
Corporate expenses	(57,845)	(10%)	(40,238)	(4%)	(44,635)	(3%)

Gain (loss) on asset dispositions, net	24,099	4%	26,037	3%	23,796	1%
Asset impairments	(484,727)	(81%)	(117,311)	(12%)	(14,525)	(1%)
Goodwill impairment	—	—	—	—	(283,699)	(19%)
Restructuring charge	—	—	(7,586)	(1%)	(4,052)	(<1%)
Operating loss	$(577,853)	(97%)	(69,524)	(7%)	(37,181)	(3%)
Foreign exchange gain (loss)	(1,638)	(<1%)	(5,403)	(1%)	8,678	1%
Equity in net earnings (losses) of unconsolidated companies	5,710	1%	(13,581)	(1%)	10,179	1%
Interest income and other, net	5,193	1%	2,703	<1%	1,927	<1%
Interest and other debt costs	(75,026)	(12%)	(53,752)	(5%)	(50,029)	(3%)
Loss before income taxes	$(643,614)	(107%)	(139,557)	(14%)	(66,426)	(4%)

(A)

Americas segment fiscal 2016 figure excludes restructuring charges of $3.6 million. Asia/Pacific segment fiscal 2016 and 2015 amounts exclude restructuring charges of $4.0 million and $3.7 million, respectively.  Refer to Other Items for further discussion of restructuring charges.

(B)	Americas segment vessel operating profit for fiscal 2017 include $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

(C)	Corporate general and administrative expenses in fiscal 2017 include $29 million of costs associated with debt renegotiations.

Fiscal 2017 Compared to Fiscal 2016

Consolidated Results.    The company’s revenue decreased 39%, or $377.5 million, in fiscal 2017 compared to fiscal 2016, primarily as a result of customer reductions in exploration and production spending due to weak oil and gas fundamentals which reduced vessel utilization and average day rates of offshore supply vessels worldwide. Included in fiscal 2017 revenue is $39.1 million related to the early cancelation of a long-term vessel charter contract. The company’s consolidated net loss increased 312%, or $499.9 million during fiscal 2017 as compared to fiscal 2016, largely driven by asset impairment charges in fiscal 2017 discussed below.

Vessel operating costs decreased 36%, or $202 million, during fiscal 2017 as compared to fiscal 2016. Crew costs decreased approximately 37%, or $112.7 million; repair and maintenance costs decreased 37%, or $34.6 million; other vessel costs decreased 35%, or $32 million; and supplies and fuel costs decreased 39%, or $24 million, primarily due to lower activity levels in fiscal 2017 as compared to 2016. Vessel insurance costs, however, increased 17%, or $1.4 million, as compared to fiscal 2016 as a result of claims for which additional reserves were required.

Significant asset impairment charges were recorded during fiscal 2017, which have reduced the depreciable carrying value of our vessels and depreciation expense on vessels for which we recorded impairment charges. Depreciation and amortization expense also decreased due to the reduction in fleet size through vessel dispositions and vessels that have been fully depreciated since March 31, 2016. Collectively, these items exceeded the impact of incremental depreciation from new build vessels delivered into the fleet in the last 12 months, which resulted in lower depreciation and amortization expense of 8%, or $15 million, during fiscal 2017 as compared to fiscal 2016.

Asset impairments in fiscal year 2017 increased $367.4 million from fiscal year 2016, primarily due to our stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

General and administrative expenses decreased 5%, or $7.9 million, during fiscal 2017 as compared to fiscal 2016, as a result of the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market, the impact of which was offset by a $27.5 million, or 159%, increase in professional service fees, which was primarily related to debt restructuring negotiations that led to the prepackaged chapter 11 bankruptcy petition discussed elsewhere herein under the heading “Reorganization and Chapter 11 Proceedings.”

Increased borrowings under our revolving credit facility in March 2016, and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest expense and other debt costs by $21.3 million, or 40%, during fiscal 2017 as compared to fiscal 2016. Additionally, a significantly lower level of vessel construction in progress reduced the percentage of interest costs that were eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

Despite the net loss of $660.1 million and an operating loss of $577.9 million in fiscal 2017, net cash provided by operating activities was $29.8 million for fiscal 2017, in part, reflecting $167.3 million of depreciation and amortization expense, $484.7 million of non-cash impairment charges, collections related to the early cancellation of a long-term vessel charter contract of $39.1 million and continuing efforts to collect receivables and amounts due from our Angolan joint venture.

Net cash from investing activities increased by $149.9 million from the $135 million that was used by investing activities in fiscal 2016. The $14.9 million of net cash provided by investing activities in fiscal 2017 reflects refunds from cancelled vessel construction contracts of $25.6 million and proceeds from asset sales of $14.8 million. Such amounts were partially offset by $25.5 million of additions to property and equipment. Additions to property and equipment in fiscal 2017 were $169 million less than in fiscal 2016.

At March 31, 2017, the company had 260 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 9.8 years. At March 31, 2017, the average age of 248 newer vessels in the fleet (defined as vessels acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 9 years. The remaining 12 vessels, of which 10 were stacked at fiscal year-end, have an average age of 25.8 years.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 30%, or $103.2 million, during the fiscal year ended March 31, 2017, as compared to fiscal 2016, due primarily to lower utilization across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 27%, or $64.2 million, from the prior fiscal year. Deepwater revenues in the Americas segment include a $39.1 million termination fee related to the early cancellation of a long-term vessel charter contract. During fiscal 2017, as compared to fiscal 2016, deepwater vessels experienced a decrease in utilization of 26 percentage points. Revenues related to towing-supply vessels also decreased 39%, or $36.2 million, during these comparative periods, primarily as a result of a decrease in utilization of 14 percentage points. In addition, there were fewer towing-supply vessels in active service during the fiscal 2017 as compared to fiscal 2016. The overall reduced utilization is primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, the company had 28 stacked Americas-based vessels. During fiscal year 2017, the company stacked 21 additional vessels, sold nine vessels from the previously stacked vessel fleet and returned 6 previously stacked vessels to service, resulting in a total of 34 stacked Americas-based vessels, or approximately 49% of the Americas-based fleet, as of March 31, 2017.

Operating profit for the Americas segment decreased 64%, or $34.1 million, during fiscal year 2017 as compared to fiscal year 2016, primarily due to lower revenues. As a result of reduced vessel activity and cost control measures, most components of vessel operating costs and general and administrative costs have also decreased.

Crew costs decreased 33%, or $34 million; repair and maintenance costs decreased 46%, or $17.5 million; fuel, lube and supplies costs decreased 30%, or $5.9 million; other vessel costs decreased 36%, or $6.9 million; and general and administrative costs decreased 17%, or $5.2 million during fiscal year 2017 as compared to fiscal year 2016 due to the decrease in operating activity in the segment and the deferral of drydockings due in part to our decision to stack additional vessels.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 71%, or $63.5 million, during fiscal year 2017 as compared to fiscal year 2016, due to lower utilization and average day rates on the deepwater and towing-supply vessels. Deepwater vessel revenue decreased during these comparative periods 88%, or $53.6 million, due to decreases in average day rates of 43% and decreases in utilization of 32 percentage points. Towing-supply vessels also experienced a revenue decrease of 35%, or $9.9 million, during the comparative periods. During fiscal year 2017 as compared to fiscal year 2016, towing-supply vessels experienced a decrease in utilization of 24 percentage points and a decrease in average day rates of 10%. The overall reduced day rates and utilization are primarily the result of decreases in the volume of oil and gas exploration, field development and production spending in the region which has led to our increased stacking of underutilized vessels in the region and consequently to the effective suspension of our operations in Australia during fiscal 2016.

At the beginning of fiscal 2017, the company had 16 stacked Asia/Pacific-based vessels. During fiscal year 2017, the company stacked six additional vessels and returned five previously stacked vessels to service and transferred in six stacked vessels from our Middle East segment, resulting in a total of 23 stacked Asia/Pacific-based vessels, or approximately 70% of the Asia/Pacific-based fleet, as of March 31, 2017.

Operating profit for the Asia/Pacific segment decreased 1122%, or $18.9 million, during fiscal year 2017 as compared to fiscal year 2016, primarily due to the reduction in revenue during fiscal 2017, partially offset by reductions in vessel operating costs (primarily crew costs and repair and maintenance) and general and administrative expenses.

Crew costs decreased 73%, or $23.8 million, during fiscal 2017 as compared to fiscal 2016, due to the reduction of operations in latter portions of fiscal 2016 as related to our Australian operations. Repair and maintenance costs decreased 80%, or $5.6 million, due to a reduction in the number of drydockings as vessels have been moved from the region or stacked as a result of prevailing E&P market conditions. General and administrative expenses also decreased 45%, or $5.6 million, due to cost control measures implemented by the company in response to the decline of vessel activity in the region, especially as related to our Australian operations.

Middle East Segment Operations.  Vessel revenues in the Middle East segment decreased 20%, or $22.3 million, during fiscal year 2017 as compared to fiscal year 2016, primarily due to decreased revenue from towing-supply vessels of 31%, or $27 million, in the current fiscal year. The reduced revenue from towing-supply vessels is a result of the decrease in utilization for this vessel class, which was seven percentage points lower, and a decrease in average day rates which were 20% lower. During fiscal 2017, there were also fewer towing-supply vessels in active service as compared to fiscal 2016. The overall reduced utilization and average day rates are primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2017, the company had five stacked Middle East-based vessels. During fiscal year 2017, the company stacked six additional vessels, sold one stacked vessel, returned two previously stacked vessels to service and transferred six stacked vessels to our Asia/Pacific segment, resulting in a total of two stacked Middle East-based vessels, or approximately 6% of the Middle East-based fleet, as of March 31, 2017.

Operating profit for the Middle East segment decreased 164%, or $12 million, during fiscal year 2017 as compared to fiscal year 2016, primarily due to the reduction in revenue which was partially offset by reduced vessel operating costs (primarily crew costs) and general and administrative costs.

Crew costs decreased 18%, or $6.8 million, during fiscal 2017 as compared to fiscal 2016, as a result of decreased vessel activity in the region. General and administrative costs have also decreased 26%, or $3.7 million, in fiscal 2017 and are attributable to cost control measures implemented by the company in response to the decline of vessel activity in the region.

Africa/Europe Segment Operations.  Vessel revenues in the Africa/Europe segment decreased 44%, or $182.6 million, during fiscal year 2017 as compared to fiscal year 2016, due to reduced revenues across all vessel classes. Revenues from deepwater vessels decreased 50%, or $103.2 million, during fiscal year 2017, primarily due to a utilization reduction of 12 percentage points and a decrease in average day rates of 34%. Revenues from towing-supply vessels decreased 33%, or $51.1 million, during the same comparative periods, primarily due to a decrease in utilization of 16 percentage points and a decrease in average day rates of 7%. Reductions in utilization and average day rates in the Africa/Europe segment are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During fiscal 2017, there were fewer vessels in active service in the Africa/Europe segment across all vessel classes as compared to fiscal year 2016.

At the beginning of fiscal 2017, the company had 28 stacked Africa/Europe-based vessels. During the fiscal year the company stacked 41 additional vessels, sold two vessels from the previously stacked vessel fleet and returned 15 previously stacked vessels to work, resulting in a total of 52 stacked Africa/Europe-based vessels, or approximately 43% of the Africa/Europe-based fleet, as of March 31, 2017.

Operating profit for the Africa/Europe segment decreased 431%, or $66.9 million, during fiscal year 2017 as compared to fiscal year 2016, primarily due to reduced revenues, which were partially offset by decreases in most components of vessel operating costs and general and administrative costs and depreciation expense during the same comparative periods.

Crew costs decreased 37%, or $48.2 million, and fuel, lube and supplies costs decreased 47%, or $14.3 million, during fiscal year 2017 as compared to fiscal year 2016 due to reduced operating activity in the region. Repair and maintenance costs decreased 30%, or $9.6 million, during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing E&P market conditions. Other vessel costs decreased 38%, or $21 million, during the same comparative periods, due to a reduction in commissions expense and other incidental costs as a direct result of lower levels of vessel operations in the region. General and administrative costs also decreased 23%, or $13.2 million, during the comparative periods and are attributable to cost control measures implemented by the company. Additionally, depreciation expense decreased 12%, or $9.6 million, during the same comparative periods as a result of the transfer of vessels to other regions, the sale of stacked vessels and previous asset impairments.

Other Items. Asset impairments recognized for fiscal year 2017 increased $367.4 million from fiscal year 2016, primarily due to a decline in offshore support vessel values as a result of the continued decrease in the volume of oil and gas exploration, field development and production spending by our customers which resulted in the stacking of a greater number of vessels, on average, during the current fiscal year as compared to last fiscal year. During fiscal 2017, we recognized impairments of $265.2 million to the stacked fleet, $178.5 million to vessels that were part of the active fleet, $14.8 million related to ROVs, $2.2 million related to other assets and $24 million related to vessel construction in progress.

Due in part to the modernization of the company’s fleet, more of the company’s stacked vessels are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and generally are being actively marketed. Stacked vessels expected to return to service are evaluated for impairment as part of their assigned active asset group and not individually.

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

During fiscal 2017, the company recognized $265.2 million of impairment charges on 75 stacked vessels. The fair value of vessels in the stacked fleet incurring impairment during fiscal 2017 was $545.9 million at March 31, 2017 (after having recorded impairment charges). Excluding leased vessels, a total of 27 vessels in the stacked fleet, representing $246 million of net book value at March 31, 2017, were not impaired during fiscal 2017.

During fiscal 2017, the company recognized impairments of $178.5 million on 57 vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during fiscal 2017 was $362.1 million at March 31, 2017 (after having recorded impairment charges). Excluding leased vessels, a total of 86 vessels in the active fleet, representing $1.6 billion of net book value at March 31, 2017, were not impaired during fiscal 2017.

The total carrying value of 244 vessels (excluding leased vessels) in the stacked and active fleets at March 31, 2017 of $2.8 billion does not necessarily reflect the realizable value of such vessels if such vessels were disposed of on any expedited basis.

The table below summarizes the number of vessels and ROVs impaired, the amount of impairment incurred and the combined fair value of the assets after having recorded the impairment charges during the fiscal years ended March 31, 2017 and 2016, along with the amount of impairment.

(In thousands)	2017	2016
Number of vessels impaired during the period	132	58
Number of ROVs impaired during the period	8	—
Amount of impairment incurred	$484,727	117,311
Combined fair value of assets incurring impairment after having recorded impairment charges	933,068	422,655

Insurance and loss reserves expense increased 17%, or $1.4 million, during fiscal 2017 as compared to fiscal 2016, as a result of claims for which reserve increases were necessary.

Included in gain on asset dispositions, net for fiscal 2017 is $23.4 million of amortized gains from sale leaseback transactions and $0.7 million of net gains related to the sale of vessels and other assets. Included in gain on asset dispositions, net for fiscal 2016 is $23.4 million of amortized gains from sale leaseback transactions and $2.6 million of net gains related to the sale of vessels and other assets.

During fiscal 2017, we recognized a foreign exchange loss of $1.6 million, primarily related to the revaluation of foreign currency denominated monetary assets and liabilities to the U.S. dollar reporting currency, most notably the devaluation of the Nigerian naira and Mexican peso-denominated assets which were partially offset by gains related to Norwegian kroner-denominated liabilities and Brazilian reais-denominated assets.

Interest and debt costs increased 40%, or $21.3 million, during fiscal 2017 as compared to fiscal 2016, as a result of the increased borrowings under the revolving credit facility in late fiscal 2016 and a higher spread on floating rate loans (as a result of higher leverage and also higher Libor rates) during fiscal 2017. Additionally, a significantly lower level of vessel construction in progress has reduced the percentage of interest costs that were eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

In fiscal 2016, the company’s management restructured its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several vessel charter contract cancellations (particularly in regards to the company’s Brazil operations). This plan consisted of select employee terminations and early retirements that were intended to eliminate redundant or unneeded positions, reduce costs, and better align the size and capabilities of our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. The company has since paid all amounts accrued related to this restructuring charge.

Measures taken during fiscal 2016 included the transfer and stacking of vessels from the company’s Australian and Brazilian operations. Such vessel stackings resulted in the termination of mariners who were entitled to severance payments under the terms of the enterprise bargaining agreements and in accordance with Australian and Brazilian labor laws.

Restructuring charges incurred by segment and cost type for the fiscal years ended March 31, are as follows:

(In thousands)	2017	2016
Americas:
Crew costs	$—	3,410
Other vessel costs	—	203
Asia/Pacific:
Crew costs	—	3,973
Corporate:
General and administrative expenses	—	—
Total restructuring charges	$—	7,586

Fiscal 2016 Compared to Fiscal 2015

Consolidated Results.    The company’s revenue decreased 35%, or  $516.5 million, in fiscal 2016 compared to fiscal 2015 and was primarily the result of customer reductions in exploration and production spending due to weak oil and gas fundamentals which reduced vessel utilization and average day rates of offshore supply vessels worldwide. The company’s consolidated net loss increased 146%, or $95 million, during fiscal 2016 despite the fiscal 2015 non-cash goodwill impairment charge of $283.7 million ($214.9 million after-tax, or $4.43 per share) recorded during the third quarter of fiscal 2015 as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Excluding the goodwill impairment charges taken in fiscal 2015 (net of associated tax benefits), net earnings decreased 210%, or $309.9 million, during fiscal 2016.

Vessel operating costs decreased 33%, or $273.2 million, during fiscal 2016 as compared to fiscal 2015. Crew costs decreased approximately 29%, or $124.9 million; repair and maintenance costs decreased 45%, or $78.9 million; insurance costs decreased 52%, or $9.1 million; other vessel costs decreased 27%, or $34 million; and supplies and fuel costs decreased 30%, or $26.3 million, primarily due to lower activity levels in fiscal 2016 as compared to 2015.

Depreciation and amortization expense increased 4%, or $7.1 million, in fiscal 2016 as compared to fiscal 2015 due to the delivery of additional new vessels into the fleet during the last two fiscal years. General and administrative costs decreased 19%, or $36 million, reflecting cost control measures implemented by the company as a result of lower activity levels.

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

As of March 31, 2016 and 2015, the company’s net debt to net capitalization ratio was 37.4% and 37.0%, respectively. The ratio was slightly higher in fiscal 2016 primarily due to the net loss in fiscal 2016 which was partially offset by debt payments made during the year. The ratio of net debt to net capitalization is calculated by the company by dividing total debt, net of cash and cash equivalents as of the balance sheet dates by the sum of shareholders’ equity and debt, net of cash and cash equivalents and is relevant and useful to the company in order to determine financial leverage relative to peers and the company’s ability to comply with existing debt agreements.

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

Americas Segment Operations. Vessel revenues in the Americas segment decreased 32%, or $162.7 million, during the fiscal year ended March 31, 2016, as compared to fiscal 2015, due primarily to lower utilization and average day rates across all vessel classes and a decrease in the number of active vessels which were on-hire during the current fiscal year, most notably deepwater vessels, for which revenues decreased 33%, or $117.7 million, during the comparative periods. During fiscal 2016, as compared to fiscal 2015, deepwater vessels experienced a decrease in utilization of 28 percentage points and a decrease in average day rates of 14%. Revenues related to towing supply vessels also decreased 26%, or $32.3 million, during these comparative periods, primarily as a result of a decrease in utilization of 15 percentage points. In addition, there were fewer towing supply vessels in active service during fiscal 2016 as compared to fiscal 2015.

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

Operating profit for the Americas segment decreased 57%, or $70 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to lower revenues. As a result of decreases in vessel activity and cost control measures, operating costs (primarily crew costs and repair and maintenance costs) and general and administrative costs in the Americas segment have also decreased, but were partially offset by an increase in vessel lease expenses.

Crew costs decreased 30%, or $44.4 million; repair and maintenance costs decreased 35%, or $20 million; and general and administrative costs decreased 27%, or $11.4 million during fiscal year 2016 as compared to fiscal year 2015 due to the decrease in operating activity in the segment and the deferral of drydockings due, in part, to the stacking of vessels. Vessel operating lease costs increased 27%, or $5.6 million, during fiscal year 2016 due to the increase in the number of leased vessels operated by the company in the U.S. Gulf of Mexico and Mexico as vessels operated under leasing arrangements were transferred in to the Americas segment from other segments and because vessels leased during fiscal 2015 incurred a full year of lease expense in fiscal 2016.

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

Middle East Segment Operations.  Vessel revenues in the Middle East segment decreased 17%, or $22.9 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to decreased revenue from towing supply vessels of 17%, or $17.9 million, during the comparative periods. The decrease in revenue from towing supply vessels is a result of the decrease in utilization for this vessel class, which was nine percentage points lower, and a decrease in average day rates which were 8% lower. During fiscal 2016 there were also fewer towing supply vessels in active service as compared to the preceding fiscal year. Additionally, the segment experienced a decrease in revenues from deepwater vessels of 18%, or $5 million, during fiscal year 2016 due primarily to a decrease in utilization of 18 percentage points and a decrease in average day rates of 11%. While not as severe as other segments, the decrease in overall vessel activity in fiscal 2016 is a result of a decrease in the volume of oil and gas exploration, development and production spending in the region as some countries in the segment have maintained a comparatively higher level of production.

At the beginning of fiscal 2016, the company had two stacked Middle East-based vessels. During the fiscal year the company stacked three additional vessels, resulting in a total of five stacked Middle East-based vessels as of March 31, 2016.

Operating profit for the Middle East segment decreased 53%, or $8.3 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to the reductions in vessel revenues but was partially offset by decreases in vessel operating costs (primarily crew costs and fuel, lube and supplies costs) and general and administrative costs.

Crew costs decreased 19%, or $8.6 million, and fuel, lube and supplies costs decreased 47%, or $4.6 million, during the comparative periods as a result of decreased vessel activity in the region as a result of softer E&P market conditions. General and administrative costs have also decreased 1%, or $0.2 million, during the comparative periods and are attributable to cost control measures implemented by the company.

Africa/Europe Segment Operations.  Vessel revenues in the Africa/Europe segment decreased 39%, or $265.6 million, during fiscal year 2016 as compared to fiscal year 2015, due to decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 46%, or $177.4 million, during fiscal year 2016, as compared to fiscal year 2015, primarily due to a utilization decrease of 23 percentage points and a decrease in average day rates of 28%. Revenues from towing supply vessels decreased 30%, or $66.1 million, during the comparative periods, primarily due to a decrease in utilization of 15 percentage points. Decreases to utilization and average day rates in the Africa/Europe are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region.  During fiscal 2016 there were fewer vessels in active service in the Africa/Europe segment across all vessel classes as compared to fiscal year 2015.

At the beginning of fiscal 2016, the company had seven stacked Africa/Europe-based vessels. During the fiscal year the company stacked 32 additional vessels, sold nine vessels from the previously stacked vessel fleet and returned two previously stacked vessels to work resulting in a total of 28 stacked Africa/Europe-based vessels as of March 31, 2016.

Operating profit for the Africa/Europe segment decreased 89%, or $128.3 million, during fiscal year 2016 as compared to fiscal year 2015, primarily due to decreased revenues, which were partially offset by decreases in vessel operating costs (primarily crew costs and repair and maintenance costs) and decreases to general and administrative costs during the same comparative periods.

Crew costs decreased 24%, or $41.9 million, during fiscal year 2016 as compared to fiscal year 2015 due to reduced operating activity in the region. Repair and maintenance costs decreased 60%, or $48.9 million, during the same comparative periods as drydockings in the current fiscal year have been deferred or cancelled as vessels are stacked as a result of prevailing crude oil and gas E&P market conditions. General and administrative costs have also decreased 18%, or $12.8 million, during the comparative periods and are attributable to cost control measures implemented by the company.

Other Items. In the fourth quarter of fiscal 2015, the company initiated a plan to begin reorganizing its operations worldwide as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels. This plan consisted of select employee terminations and early retirements that are intended to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $4.1 million restructuring charge during the quarter ended March 31, 2015.

In fiscal 2016, the company’s management continued to restructure its operations to reduce operating costs as a result of the continuing decline in oil prices and the resulting softening demand for the company’s vessels, and several contract cancellations (particularly in regards to the company’s Brazil operations). This plan also consisted of select employee terminations and early retirements to eliminate redundant or unneeded positions, reduce costs, and better align our workforce with anticipated lower activity levels in the geographic areas in which the company presently operates. In connection with these efforts, the company recognized a $7.6 million restructuring charge during the quarter ended September 30, 2015. Although no payments were made related to this charge as of September 30, 2015, the company paid $7.4 million of restructuring costs during the six months ended March 31, 2016.

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

(In thousands)	2016	2015
Number of vessels impaired during the period	58	12
Amount of impairment incurred	$117,311	14,525
Combined fair value of assets incurring impairment	422,655	28,509

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels undergoing major repairs and maintenance and/or in drydock) but do not include vessels owned by joint ventures (eight vessels at March 31, 2017). The following tables compare revenues, days-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS: (In thousands)
Fiscal Year 2017	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater (A)	$40,387	37,270	30,846	62,831	171,334
Towing-supply	16,879	13,039	11,905	14,738	56,561
Other	3,342	2,816	2,826	2,964	11,948
Total	$60,608	53,125	45,577	80,533	239,843
Asia/Pacific fleet:
Deepwater	$2,590	1,872	1,652	1,138	7,252
Towing-supply	5,331	4,238	3,934	4,813	18,316
Other	—	—	—	—	—
Total	$7,921	6,110	5,586	5,951	25,568
Middle East fleet:
Deepwater	$6,038	6,988	6,953	8,295	28,274
Towing-supply	18,164	16,486	13,694	12,432	60,776
Other	—	—	—	—	—
Total	$24,202	23,474	20,647	20,727	89,050
Africa/Europe fleet:
Deepwater	$33,289	24,305	21,748	23,032	102,374
Towing-supply	27,917	25,934	26,087	22,794	102,732
Other	8,493	6,413	5,475	3,868	24,249
Total	$69,699	56,652	53,310	49,694	229,355
Worldwide fleet:
Deepwater	$82,304	70,435	61,199	95,296	309,234
Towing-supply	68,291	59,697	55,620	54,777	238,385
Other	11,835	9,229	8,301	6,832	36,197
Total	$162,430	139,361	125,120	156,905	583,816

(A) Included in Americas fleet deepwater revenue for the fourth quarter is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

REVENUE BY VESSEL CLASS - continued:

(In thousands)
Fiscal Year 2016	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$80,152	61,776	49,792	43,802	235,522
Towing-supply	29,515	24,121	22,254	16,878	92,768
Other	4,505	3,313	3,917	2,970	14,705
Total	$114,172	89,210	75,963	63,650	342,995
Asia/Pacific fleet:
Deepwater	$19,833	23,435	13,267	4,318	60,853
Towing-supply	8,104	8,738	5,877	5,473	28,192
Other	—	—	—	—	—
Total	$27,937	32,173	19,144	9,791	89,045
Middle East fleet:
Deepwater	$6,691	5,750	5,359	5,796	23,596
Towing-supply	25,562	22,934	20,897	18,367	87,760
Other	—	—	—	—	—
Total	$32,253	28,684	26,256	24,163	111,356
Africa/Europe fleet:
Deepwater	$67,661	54,974	42,692	40,260	205,587
Towing-supply	41,825	43,086	36,084	32,823	153,818
Other	14,465	16,004	12,769	9,361	52,599
Total	$123,951	114,064	91,545	82,444	412,004
Worldwide fleet:
Deepwater	$174,337	145,935	111,110	94,176	525,558
Towing-supply	105,006	98,879	85,112	73,541	362,538
Other	18,970	19,317	16,686	12,331	67,304
Total	$298,313	264,131	212,908	180,048	955,400

Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$82,282	91,403	94,298	85,249	353,232
Towing-supply	29,517	34,387	33,607	27,518	125,029
Other	8,184	8,223	6,649	4,382	27,438
Total	$119,983	134,013	134,554	117,149	505,699
Asia/Pacific fleet:
Deepwater	$24,242	27,675	20,575	22,046	94,538
Towing-supply	15,037	17,338	13,487	7,419	53,281
Other	970	976	984	71	3,001
Total	$40,249	45,989	35,046	29,536	150,820
Middle East fleet:
Deepwater	$7,914	7,562	7,715	5,446	28,637
Towing-supply	30,102	24,105	27,481	23,954	105,642
Other	—	—	—	—	—
Total	$38,016	31,667	35,196	29,400	134,279
Africa/Europe fleet:
Deepwater	$103,244	100,885	99,029	79,799	382,957
Towing-supply	60,613	59,227	54,492	45,582	219,914
Other	19,405	19,171	19,809	16,304	74,689
Total	$183,262	179,283	173,330	141,685	677,560
Worldwide fleet:
Deepwater	$217,682	227,525	221,617	192,540	859,364
Towing-supply	135,269	135,057	129,067	104,473	503,866
Other	28,559	28,370	27,442	20,757	105,128
Total	$381,510	390,952	378,126	317,770	1,468,358

UTILIZATION:
Fiscal Year 2017	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	41.8%	38.1	32.1	29.7	35.5
Towing-supply	41.6	37.5	36.4	41.8	39.4
Other	48.0	34.1	37.0	45.7	41.2
Total	42.5%	37.5	34.0	35.2	37.4
Asia/Pacific fleet:
Deepwater	10.2%	7.8	7.7	9.1	8.7
Towing-supply	53.3	44.2	42.5	34.4	43.2
Other	—	—	—	—	—
Total	33.5%	27.7	26.2	24.7	28.0
Middle East fleet:
Deepwater	58.8%	73.4	74.7	79.7	72.9
Towing-supply	67.7	60.8	58.7	71.4	64.2
Other	—	—	—	—	—
Total	65.9%	63.8	62.5	74.2	66.4
Africa/Europe fleet:
Deepwater	54.7%	44.0	42.9	53.6	48.8
Towing-supply	46.4	42.7	47.4	42.1	44.7
Other	52.1	42.8	37.6	31.0	40.9
Total	51.0%	43.2	42.8	42.5	44.9
Worldwide fleet:
Deepwater	44.4%	39.8	37.2	42.6	41.0
Towing-supply	51.6	46.6	47.5	46.9	48.2
Other	50.2	40.3	36.7	32.8	40.1
Total	48.6%	42.8	41.4	42.6	43.9

Fiscal Year 2016	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	81.3%	65.1	53.6	45.6	61.1
Towing-supply	64.7	56.5	48.9	43.6	53.4
Other	45.3	47.8	60.4	59.5	52.6
Total	69.6%	59.7	52.7	46.5	57.1
Asia/Pacific fleet:
Deepwater	45.0%	59.9	40.6	17.4	40.5
Towing-supply	73.4	79.7	62.6	56.3	67.6
Other	—	—	—	—	—
Total	58.2%	68.3	51.0	38.0	53.6
Middle East fleet:
Deepwater	64.2%	57.9	62.7	61.3	61.5
Towing-supply	80.3	76.6	68.0	58.3	70.8
Other	—	—	—	—	—
Total	77.6%	73.4	67.1	58.9	69.2
Africa/Europe fleet:
Deepwater	69.5%	62.5	53.7	57.0	60.7
Towing-supply	64.4	63.3	58.1	56.5	60.6
Other	71.1	74.4	72.9	68.6	71.8
Total	68.3%	66.6	61.3	60.3	64.2
Worldwide fleet:
Deepwater	70.7%	63.0	52.5	47.9	58.4
Towing-supply	69.5	67.0	58.9	53.7	62.3
Other	64.3	67.9	69.1	65.5	66.7
Total	68.8%	65.7	58.4	53.6	61.7

UTILIZATION - continued:

Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	88.7%	91.9	87.3	88.3	89.0
Towing-supply	62.7	70.3	74.5	65.7	68.2
Other	69.3	76.9	56.7	50.2	63.3
Total	74.8%	80.9	77.2	73.2	76.5
Asia/Pacific fleet:
Deepwater	70.6%	82.4	66.9	66.6	71.4
Towing-supply	90.7	93.6	76.6	63.2	81.1
Other	100.0	100.0	100.0	7.5	77.2
Total	83.5%	89.6	73.9	62.5	77.2
Middle East fleet:
Deepwater	73.0%	93.6	89.5	62.0	79.2
Towing-supply	93.0	71.3	82.7	73.4	80.1
Other	—	—	—	—	—
Total	89.7%	74.7	83.7	71.6	79.9
Africa/Europe fleet:
Deepwater	84.2%	83.2	86.3	80.0	83.5
Towing-supply	76.7	77.9	76.9	68.4	75.1
Other	78.7	72.5	74.4	68.6	73.6
Total	79.7%	77.6	79.0	72.0	77.2
Worldwide fleet:
Deepwater	83.8%	87.0	84.9	80.7	84.1
Towing-supply	78.4	76.2	77.7	68.3	75.2
Other	76.9	73.9	71.0	63.4	71.4
Total	79.8%	79.3	78.6	71.4	77.3

AVERAGE DAY RATES:
Fiscal Year 2017	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater (A)	$25,480	25,302	25,181	57,311	31,851
Towing-supply	16,917	16,401	16,239	17,816	16,868
Other	8,507	10,246	10,384	9,015	9,418
Total	$20,368	20,892	20,436	35,756	23,982
Asia/Pacific fleet:
Deepwater	$22,039	20,708	17,964	12,641	18,600
Towing-supply	6,595	6,127	6,164	7,640	6,616
Other	—	—	—	—	—
Total	$8,555	7,811	7,650	8,265	8,096
Middle East fleet:
Deepwater	$15,468	11,495	10,674	9,643	11,265
Towing-supply	10,167	10,159	8,553	8,214	9,316
Other	—	—	—	—	—
Total	$11,117	10,523	9,167	8,732	9,857
Africa/Europe fleet:
Deepwater	$15,840	14,416	13,262	11,763	13,861
Towing-supply	15,085	15,339	13,917	13,940	14,570
Other	4,713	4,288	4,169	3,652	4,277
Total	$12,112	11,627	11,042	10,682	11,407
Worldwide fleet:
Deepwater	$19,622	18,260	16,961	23,797	19,741
Towing-supply	12,546	12,436	11,476	11,893	12,103
Other	5,392	5,213	5,235	4,922	5,217
Total	$13,727	13,364	12,461	15,693	13,802

(A)   Included in Americas fleet deepwater average day rates for the fourth quarter is $39.1 million or revenue related to early cancellation of a long-term vessel charter contract. Excluding the early cancellation revenue, total Americas fleet deepwater average day rates would have been $21,602 and $24,573 for the fourth quarter and year ended March 31, 2017, respectively.

AVERAGE DAY RATES - continued:

Fiscal Year 2016	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$28,568	26,254	25,584	25,795	26,755
Towing-supply	17,289	16,003	17,071	14,701	16,372
Other	8,796	7,461	7,050	6,056	7,344
Total	$22,721	20,725	19,962	19,077	20,824
Asia/Pacific fleet:
Deepwater	$39,268	34,487	27,345	21,112	32,467
Towing-supply	8,391	7,907	6,379	6,434	7,336
Other	—	—	—	—	—
Total	$18,994	18,028	13,611	9,278	15,575
Middle East fleet:
Deepwater	$19,085	17,993	15,493	14,844	16,776
Towing-supply	12,057	11,225	11,515	11,935	11,675
Other	—	—	—	—	—
Total	$13,054	12,140	12,152	12,524	12,479
Africa/Europe fleet:
Deepwater	$24,469	21,177	19,849	18,064	21,106
Towing-supply	16,067	16,781	15,338	14,519	15,722
Other	5,111	5,609	4,699	3,947	4,883
Total	$15,119	14,228	12,678	12,016	13,599
Worldwide fleet:
Deepwater	$27,128	24,535	22,546	20,827	24,081
Towing-supply	14,197	13,689	13,315	12,683	13,522
Other	5,676	5,858	5,098	4,309	5,269
Total	$17,379	16,039	14,589	13,658	15,558

Fiscal Year 2015	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$31,175	31,233	32,612	28,972	30,986
Towing-supply	16,559	17,309	16,890	15,482	16,590
Other	8,856	8,304	9,314	6,777	8,378
Total	$22,443	22,701	24,048	21,830	22,768
Asia/Pacific fleet:
Deepwater	$41,948	39,841	35,821	33,443	37,723
Towing-supply	13,017	14,387	13,664	9,362	12,870
Other	10,658	10,609	10,692	10,609	10,652
Total	$22,066	23,090	21,195	20,252	21,771
Middle East fleet:
Deepwater	$21,295	17,561	18,741	18,249	18,936
Towing-supply	12,698	13,125	12,538	12,576	12,722
Other	—	—	—	—	—
Total	$13,863	13,968	13,519	13,344	13,679
Africa/Europe fleet:
Deepwater	$30,194	30,687	28,626	26,683	29,107
Towing-supply	17,048	17,321	16,967	16,573	16,999
Other	5,523	5,868	5,908	5,516	5,706
Total	$17,473	17,975	17,291	16,292	17,292
Worldwide fleet:
Deepwater	$31,061	31,001	30,205	27,942	30,074
Towing-supply	15,261	15,987	15,401	14,460	15,307
Other	6,306	6,523	6,598	5,752	6,316
Total	$18,701	19,415	19,024	17,928	18,792

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2017 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2017	2017	2016	2015
Americas fleet:
Deepwater	41	42	39	35
Towing-supply	21	23	30	30
Other	8	8	10	14
Total	70	73	79	79
Less stacked vessels	34	33	18	9
Active vessels	36	40	61	70
Asia/Pacific fleet:
Deepwater	11	12	13	10
Towing-supply	21	18	15	14
Other	1	1	1	1
Total	33	31	29	25
Less stacked vessels	23	21	9	—
Active vessels	10	10	20	25
Middle East fleet:
Deepwater	12	9	6	5
Towing-supply	23	28	29	29
Other	—	—	—	—
Total	35	37	35	34
Less stacked vessels	2	5	3	1
Active vessels	33	32	32	33
Africa/Europe fleet:
Deepwater	40	42	44	43
Towing-supply	44	43	44	47
Other	38	38	41	49
Total	122	123	129	139
Less stacked vessels	52	45	20	6
Active vessels	70	78	109	133
Active owned or chartered vessels	149	160	222	261
Stacked vessels	111	104	50	16
Total owned or chartered vessels	260	264	272	277
Joint-venture and other	8	8	9	11
Total	268	272	281	288

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

The company had 111, 77 and 21 stacked vessels at March 31, 2017, 2016 and 2015, respectively.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the fiscal years ended March 31, are as follows:

	2017	2016	2015 (A)
Number of vessels disposed by vessel type:
Deepwater	2	—	2
Towing-supply	9	2	9
Other	1	15	2
Total	12	17	13
Number of vessels disposed by segment:
Americas	9	7	7
Middle East	1	—	—
Africa/Europe	2	10	6
Total	12	17	13

(A)

Excluded from fiscal 2015 vessel dispositions are 6 vessels that were sold and leased back by the company as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Vessel and Other Deliveries and Acquisitions

The table below summarizes the number of vessels and ROVs added to the company’s fleet during the fiscal years ended March 31 by vessel class and vessel type:

	Number of vessels added
Vessel class	2017	2016	2015 (A)
Deepwater	3	5	9
Towing-supply	—	2	—
Total number of vessels added to the fleet	3	7	9
Total remotely operated vehicles	—	—	2

(A)

Excluded from fiscal 2015 vessel deliveries and acquisitions is one deepwater class PSV that was originally sold to a third party and leased back in fiscal 2010. The company elected to repurchase this vessel from its lessor during fiscal 2015 as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2017.    The company took delivery of three newly-built deepwater PSVs. One 310-foot, 6,100 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $52.3 million. Two 262-foot, 4,400 DWT of cargo carrying capacity, deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.9 million.

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

In addition to the nine vessels and two ROV deliveries noted above, we acquired one additional deepwater class PSV during fiscal 2015 which had been sold and leased back during fiscal 2006. The company elected to repurchase this vessel from the lessor for a total cost of $11.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Vessel and Other Commitments at March 31, 2017

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of March 31, 2017:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/17	Remaining Balance 3/31/17
Vessels under construction (A):
Deepwater PSVs (B)	2	$110,022	77,054	32,968
Total vessel commitments	2	$110,022	77,054	32,968

(A)	Two remaining option vessels, a vessel rejected at the time of delivery and a fast supply boat are not included in the table above.
(B)

In April 2017, the company entered into a novation agreement and assigned the construction contract related to one of the vessels under construction to a third party for net consideration of $5.3 million thus relieving the company of future payments of $27.2 million.

As of March 31, 2017, the company had approximately $33 million in unfunded capital commitments associated with two deepwater platform supply vessels (PSVs), between approximately 5,150 and 5,900 deadweight tons (DWT) of cargo capacity, which were under construction at two different shipyards ($5.8 million, net of amounts no longer due as a result of the April 2017 novation agreement as described in the following paragraph). The total cost of the two new-build vessels includes contract costs and other incidental costs.

In April 2017, the company entered into a novation agreement whereby a third party paid the company a net $5.3 million to purchase a deepwater PSV currently under construction at an international shipyard, thus terminating the company’s obligation to make additional payments of $27.2 million. The company anticipates that there will be no further payments, credits or charges as a result of the novation agreement. During fiscal 2017 the company recorded impairment charges totaling $23.9 million related to the construction of this vessel. The shipyard has also informed the company that the second vessel under construction, and included in the table above, may not be tendered for delivery given the ongoing dispute. Accordingly, the expected delivery date is not known.

During the fourth quarter of fiscal 2017, the company rejected the delivery of a PSV under construction and withheld the final contractual milestone payment of $4.5 million for failure of the vessel to meet certain significant contract specifications.  Thereafter, the company delivered a formal notice of default to the shipyard demanding a cure of the deficiencies, following which the shipyard declared the company in default for refusing to accept delivery. Subsequently, the company submitted a demand to the shipyard seeking a refund of all amounts paid by the company to date, totaling approximately $43 million plus accrued contractual interest.  In March 2017, the shipyard filed a notice of arbitration alleging breach of contract with respect to the company’s rejection of the PSV and anticipatory breach of contract based on the company’s anticipated rejection of a second PSV under construction. Through this arbitration, the shipyard is seeking an order requiring the company to take delivery of both vessels and to reimburse the shipyard for certain costs incurred by the shipyard. The company is evaluating its next steps in the arbitration. A date for arbitration has not yet been set. Approximately $48.4 million of accumulated costs for the rejected vessel have been reclassified from construction in progress to other assets. The rejected vessel is not included in our vessel count and is not included in the table above.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of March 31, 2017.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in the remaining vessels under construction.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consist of the following components:

(In thousands)	2017	%	2016	%	2015	%
Personnel	$67,803	11%	94,803	10%	115,450	8%
Office and property	16,942	3%	23,781	2%	29,219	2%
Sales and marketing	3,801	1%	6,282	1%	11,839	1%
Professional services	44,810	7%	17,331	2%	20,381	1%
Other	12,523	2%	11,614	1%	12,930	1%
	$145,879	24%	153,811	16%	189,819	13%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the years ended March 31 were as follows:

(In thousands)	2017	%	2016	%	2015	%
Vessel operations	$88,306	61%	116,039	76%	144,495	76%
Other operating activities	2,184	1%	3,694	2%	4,703	2%
Corporate	55,389	38%	34,078	22%	40,621	22%
	$145,879	100%	153,811	100%	189,819	100%

General and administrative expenses during fiscal 2017 were 5%, or $7.9 million, lower as compared to fiscal 2016. We were able to achieve substantial reductions in personnel, office and property and sales and marketing expense through wage and headcount reductions, shore-based office consolidations and reductions in compensation. However, these cost reduction efforts have been partially offset by an increase in professional services costs of $27.5 million primarily related to our efforts to renegotiate the terms of various debt arrangements and related consulting services, which are classified as corporate general and administrative expenses. Increases in other general and administrative expenses are primarily related to an increase in our reserve for uncollectible accounts which increased $2.8 million during fiscal 2017 as compared to fiscal 2016. Increases to our reserve for uncollectible accounts are included in general and administrative expense from vessel operations.

General and administrative expenses during fiscal year 2016 were 19%, or $36 million, lower than fiscal year 2015. Decreases across all components of general and administrative cost are a result of the company’s continuing efforts to reduce overhead costs as a result of the downturn in the offshore oil services market. In addition, lower personnel costs are also due, in part, to lower equity-based compensation expense as a result of the company’s lower stock price.

Liquidity, Capital Resources and Other Matters

Under the company’s principal credit arrangements, the company is subject to a requirement that it maintains financial covenants, including maintaining ratios of earnings before interest taxes depreciation and amortization (EBITDA) to interest expense and debt to total capitalization. The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. Variations from year-to-year in these items are primarily the result of market conditions. At March 31, 2017, the company’s working capital deficit of $1.2 billion was the result of the reclassifications of long-term debt as more fully described in the following paragraphs.

Reorganization and Chapter 11 Proceedings

On May 17, 2017 (the “Petition Date”), the company and certain subsidiaries, Cajun Acquisitions, LLC, Gulf Fleet Supply Vessels, L.L.C., Hilliard Oil & Gas, Inc., Java Boat Corporation, Pan Marine International Dutch Holdings, L.L.C., Point Marine, L.L.C., Quality Shipyards, L.L.C., S.O.P., Inc., Tidewater Corporate Services, L.L.C., Tidewater GOM, Inc., Tidewater Marine, L.L.C., Tidewater Marine Alaska, Inc., Tidewater Marine Fleet, L.L.C., Tidewater Marine Hulls, L.L.C., Tidewater Marine International Dutch Holdings, L.L.C., Tidewater Marine Sakhalin, L.L.C., Tidewater Marine Ships, L.L.C., Tidewater Marine Vessels, L.L.C., Tidewater Marine Western, Inc., Tidewater Mexico Holding, L.L.C., Tidewater Subsea, L.L.C., Tidewater Subsea ROV, L.L.C., Tidewater Venture, Inc., Twenty Grand (Brazil), L.L.C., Twenty Grand Marine Service, L.L.C., and Zapata Gulf Marine L.L.C., (together with the company, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On May 19, 2017, the Bankruptcy Court set a combined hearing to consider approval of the Debtors’ disclosure statement and confirmation of the Prepackaged Plan for June 28, 2017. If the Prepackaged Plan is approved by the Bankruptcy Court within the time frame we currently expect, the Prepackaged Plan will likely become effective in July 2017, at which point or shortly thereafter the Debtors would emerge from bankruptcy, however, there can be no assurance that the effectiveness of the Prepackaged Plan will occur on such date, or at all.

As of the Petition Date, we had outstanding, unsecured prepetition funded debt obligations totaling approximately $2.04 billion. We also had certain obligations arising under the Sale Leaseback Agreements, pursuant to which the Debtors charter certain vessels owned by third parties.  Additionally, as of the Petition Date, we had $23.7 million of accrued interest payable on our Credit Facility and Notes.  With the filing of the petition in bankruptcy, all of the debt represented by the Credit Agreement, the Notes, and the Troms Facility Agreement accelerated, but the enforcement of the lenders and noteholders rights thereunder have been stayed by the bankruptcy proceeding.

In connection with the restructuring contemplated by the Prepackaged Plan, the Debtors have identified certain cost savings opportunities, including the elimination of burdensome obligations under certain sale leaseback agreements (the “Sale Leaseback Agreements”), pursuant to which the Debtors charter certain vessels owned by third parties (the “Sale Leaseback Parties”).  On the Petition Date, the Debtors filed a motion seeking to reject such agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”).  Pursuant an order by the Bankruptcy Court approving a stipulation with the Sale Leaseback Parties, the Bankruptcy Court approved the rejection of the Sale Leaseback Agreements, the reserve for the Sale Leaseback Claims until they are resolved in the amount of approximately $324 million, and the temporary allowance of the disputed Sale Leaseback Claims for purposes of voting on the Prepackaged Plan.

During the bankruptcy proceedings, the Debtors are operating as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted a number of first day motions filed by the Debtors, allowing the company to operate its business in the ordinary course throughout the bankruptcy process. The first day motions authorized, among other things, the company to pay prepetition employee wages and benefits without interruption, maintain its insurance programs, utilize its current cash management system, and pay undisputed prepetition obligations owed to its vendors and trade creditors in the ordinary course of business. Subject to certain exceptions under the Bankruptcy Code, the commencement of the Debtors’ chapter 11 cases automatically stayed most judicial or administrative actions against the Debtors and their property to, among other things, recover, or collect a pre-petition claim.

The Prepackaged Plan is subject to the approval of the Bankruptcy Court and anticipates, among other things, that on the effective date of the Prepackaged Plan (the “Effective Date”):

•

The lenders under the Credit Agreement, the holders of Notes, and the Sale Leaseback Parties (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) will receive their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “Jones Act Warrants”) to purchase common stock, representing 95% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock will be cancelled as of the Effective Date. Existing common stockholders of the company will receive their pro rata share of common stock representing 5% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants will be issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an aggregate exercise price based upon an equity value of the company of approximately $1.71 billion, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an aggregate exercise price based upon an equity value of the company of $2.02 billion. The Series A Warrants will be exercisable for a number of shares equal to 7.5% of the sum of (i) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (ii) any shares issuable upon exercise of the Jones Act Warrants and the Series A Warrants, while the Series B Warrants will be exercisable for a number of shares equal to 7.5% of the sum of (x) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (y) any shares issuable upon the exercise of the Jones Act Warrants, the Series A Warrants, and Series B Warrants. Like the Jones Act Warrants, the Series A Warrants and the Series B Warrants will not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and will be subject to the restrictions in the company’s new certificate of incorporation described above that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that would otherwise be issuable to the allowed General Unsecured Creditors may be adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Prepackaged Plan requires that, at the time the company emerges from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Prepackaged Plan provides for the issuance of a combination of common stock of the reorganized company and the Jones Act Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The Jones Act Warrants will not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the Jones Act Warrants will be exercisable immediately at a nominal exercise price, subject to restrictions contained in the company’s new certificate of incorporation designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. The company will establish, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, will be paid in full in the ordinary course of business (except as otherwise agreed among the parties).

The company and the Sale Leaseback Parties did not reach agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, Jones Act Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims will be withheld from the cash, Jones Act Warrants, and New Secured Notes distributed to allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata.

Assuming implementation of the Prepackaged Plan, the company expects that it will eliminate approximately $1.6 billion in principal amount of outstanding debt. In addition, taking into account the rejection of the Sale-Leaseback Agreements discussed above, the company estimates that interest and operating lease expenses, collectively, will be reduced by approximately $73 million annually. Combined vessel operating lease expense and interest and debt costs, net was $108.8 million for fiscal year 2017.

For additional information on the bankruptcy proceedings, the RSA, the Prepackaged Plan and the Troms Forbearance Agreement and Amendment to the Troms Facility Agreement, see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Cash

At March 31, 2017, we had $706.4 million in cash and cash equivalents, of which $702.9 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of our operations in the United States. The $225 million of cash to be paid to creditors pursuant to the terms of the RSA is expected to be funded by foreign subsidiaries through the repayment of intercompany liabilities. If, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce our available cash to fund our operations by the amount of taxes paid.

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

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2017 and 2016. At March 31, 2017, the estimated fair market value of the term loan and revolver were $168 million and $336 million, respectively. The company had no available capacity under the revolver at March 31, 2017 and 2016.

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

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes to a group of institutional investors on November 15, 2013. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2017	2016
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	6.4	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	280,000	342,746

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2017	2016
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	3.6	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	92,400	127,148

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

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2017	2016
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years	3.1	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding	214,200	302,832

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive loss at March 31, 2016, is an after-tax loss of $1.5 million ($2.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs were being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense. During the fourth quarter of fiscal 2017 the remaining other comprehensive loss related to the interest rate hedge of $1.3 million ($2.5 million pre-tax) was recognized as interest expense in accordance with ASC 815.

Troms Offshore Debt

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in April 2027 secured only by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 4.42%). As of March 31, 2017, $27.4 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in January 2027 secured only by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 4.41%). As of March 31, 2017, $24.6 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at March 31 is as follows:

(In thousands)	March 31, 2017	March 31, 2016
May 2015 notes (A)
Amount outstanding	$27,421	30,033
Fair value of debt outstanding (Level 2)	27,395	30,062
March 2015 notes (A)
Amount outstanding	$24,573	27,030
Fair value of debt outstanding (Level 2)	24,544	27,027

(A)	Note requires semi-annual principal payments.

In January 2014, Troms Offshore entered into a 300 million NOK denominated, 12 year borrowing agreement originally scheduled to mature in January 2026 secured only by a company guarantee. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on the company’s consolidated funded indebtedness to total capitalization ratio (currently equal to 2.00% for a total all-in rate of 4.31%). As of March 31, 2017, 225 million NOK (approximately $26.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement originally scheduled to mature in May 2024 secured only by a company guarantee.  The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 2.00% for a total all-in rate of 5.88%).   As of March 31, 2017, 127.8 million NOK (approximately $14.9 million) is outstanding under this agreement.

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at March 31 and their U.S. dollar equivalents are as follows:

(In thousands)	March 31, 2017	March 31, 2016
4.31% January 2014 notes (A):
NOK denominated	225,000	250,000
U.S. dollar equivalent	$26,167	30,207
Fair value in U.S. dollar equivalent (Level 2)	26,133	30,199
5.88% May 2012 notes (A):
NOK denominated	127,800	144,840
U.S. dollar equivalent	$14,864	17,500
Fair value in U.S. dollar equivalent (Level 2)	14,793	17,479

(A)	Note requires semi-annual principal payments.

Each of the four Troms Offshore Debt tranches (two U.S. dollar denominated and two NOK denominated) require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. For information regarding a forbearance agreement and amendments to the Troms debt instruments entered into at the time the RSA was agreed upon, see “Business-Recent Developments” above.

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

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Interest and debt costs incurred, net of interest capitalized	$75,026	53,752	50,029
Interest costs capitalized	4,829	10,451	13,673
Total interest and debt costs	$79,855	64,203	63,702

Increased borrowings under our revolving credit facility in March 2016, higher Libor rates and a higher spread on floating rate loans (as a result of higher leverage) have resulted in higher interest and debt costs during fiscal 2017 as compared to fiscal 2016. Additionally, lower levels of vessel construction in progress have decreased the percentage of interest costs that are eligible to be capitalized, resulting in an increase in interest expense during fiscal 2017.

Total interest and debt costs incurred in fiscal 2016 were slightly higher than fiscal 2015 due primarily to increased average borrowings in fiscal 2016.

Deferred Debt Issue Costs

During the first quarter of fiscal 2017, the company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs which requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. Consistent with this guidance, $6.4 million and $6.8 million have been reclassified from other assets and are now presented as a reduction of debt as of March 31, 2017 and 2016, respectively.

Share Repurchases

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s share repurchase programs for the years ended March 31, 2017, 2016 and 2015.

Dividends

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s dividends declared for the years ended March 31, 2017, 2016 and 2015.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the years ended March 31, is as follows:

(In thousands)	2017	Change	2016	Change	2015
Net loss	$(650,011)	(489,635)	(160,376)	(95,027)	(65,349)
Depreciation and amortization	167,291	(15,018)	182,309	7,105	175,204
Provision (benefit) for deferred income taxes	(2,200)	4,596	(6,796)	65,593	(72,389)
(Gain) loss on asset dispositions, net	(24,099)	1,938	(26,037)	(2,241)	(23,796)
Asset impairments	484,727	367,416	117,311	102,786	14,525
Goodwill impairment	—	—	—	(283,699)	283,699
Changes in operating assets and liabilities	32,692	13,355	19,337	102,348	(83,011)
Changes in due to/from affiliate, net	20,829	(63,255)	84,084	(24,504)	108,588
Other non-cash items	592	(42,936)	43,528	22,286	21,242
Net cash provided by operating activities	$29,821	(223,539)	253,360	(105,353)	358,713

Cash flows provided by operations decreased 88%, or $223.5 million, to $29.8 million during fiscal year 2017 as compared to $253.4 million provided by operations during fiscal 2016, primarily due to a $489.6 million increase in our net loss during fiscal 2017 as compared to fiscal 2016. This increase in net loss is due to both lower revenues (somewhat offset by reductions in operating expenses and general and administrative expenses) and a $367.4 million increase in non-cash asset impairments. Included in cash provided by operating activities is $39.1 million related to the termination fee in connection with the early cancellation of a long-term vessel charter contract.

The net increase in cash flows from changes in operating assets and liabilities during fiscal 2017 as compared to fiscal 2016 is the result of a more significant decrease in receivables which were partially offset by more modest decreases in accrued expenses and current liabilities.

Additionally, there was a net decrease in the due to/from affiliate balance during fiscal 2017 of $63.3 million as compared to a net reduction in the due to/from affiliate balance in fiscal 2016 of $24.5 million (though in fiscal 2017 the due from affiliate balance decreased $75.9 million while the due to affiliate balance decreased $55.1 million). This net decrease was primarily attributable to cash collections received from our Angolan operations, decreases in amounts due to our Angolan joint venture operations as a result of commission payments made by the company to Sonatide and netting transactions. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-K.

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

Investing Activities

Net cash used in investing activities for the years ended March 31, is as follows:

(In thousands)	2017	Change	2016	Change	2015
Proceeds from sales of assets	$14,797	4,107	10,690	2,380	8,310
Proceeds from sale/leaseback of assets	—	—	—	(123,950)	123,950
Additions to properties and equipment	(25,499)	168,986	(194,485)	169,709	(364,194)
Refunds from cancelled vessel construction contracts	25,565	(20,554)	46,119	46,119	—
Other	—	(2,680)	2,680	2,164	516
Net cash provided by (used in) investing activities	$14,863	149,859	(134,996)	96,422	(231,418)

Investing activities for fiscal year 2017 provided $14.9 million of cash which is the result of the receipt of $25.6 million from a shipyard related to vessel contracts which were cancelled due to late delivery and proceeds received related to the sale of assets of $14.8 million. Cash used for additions to properties and equipment were comprised of $23.1 million for the construction of offshore support vessels, $1.8 million in capitalized upgrades to existing vessels and equipment and $0.6 million in other properties and equipment purchases. See “Vessels and Other Commitments” under Note (12) in the Notes to the Financial Statements for additional information regarding the cancelled vessel construction contracts.

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

Financing Activities

Net cash (used in) provided by financing activities for the years ended March 31, is as follows:

(In thousands)	2017	Change	2016	Change	2015
Principal payments on long-term debt	$(10,069)	126,774	(136,843)	(39,020)	(97,823)
Debt borrowings	—	(656,338)	656,338	517,850	138,488
Cash dividends	—	35,388	(35,388)	13,446	(48,834)
Repurchases of common stock	—	—	—	99,999	(99,999)
Other	(6,649)	(4,048)	(2,601)	(1,683)	(918)
Net cash (used in) provided by financing activities	$(16,718)	(498,224)	481,506	590,592	(109,086)

Financing activities for fiscal year 2017 used $16.7 million of cash, primarily as a result of $10.1 million of scheduled semiannual principal payments on Troms debt.

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

Other Liquidity Matters

At March 31, 2017, the company had approximately $706.4 million of cash and cash equivalents, of which $702.9 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences.

Vessel Construction.   The company has successfully replaced the vast majority of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and available cash in order to complete the remaining vessels under construction.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $49.6 million as of March 31, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $1 million as of March 31, 2017). The company appealed this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.9 million as of March 31, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.6 million as of March 31, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $39.1 million as of March 31, 2017) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flag Vessels Operating Abroad.  During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flagged vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries for additional vessels, we do not yet know the final magnitude of duties, civil penalties, fines and interest associated with amending the entries for these vessels.  It is also possible that CBP may seek to impose civil penalties, fines or interest in connection with amended forms already submitted.

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

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom. The substance of these disputes has been disclosed in prior filings.

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

On January 26, 2017, the company, Phoenix Tide and its surviving principal, Olutokunbo Afolabi Kuforiji, filed a signed settlement agreement with the Nigerian Appeals Court that is intended to resolve all legal disputes and provided for payment by various affiliates of TOTAL to the company of approximately $12 million (inclusive of U.S. dollar and Naira denominations). The Nigerian Appeals Court has approved the settlement agreement and the TOTAL affiliates have made the payment provided therein during the fourth quarter of fiscal 2017.

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($15.4 million as of March 31, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $54.3 million as of March 31, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

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

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2017 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods. Long-term debt obligations are shown below according to their stated maturities. All of our debt is shown as a current liability in our consolidated balance sheet as of March 31, 2017 as a result of an event of default in various borrowing agreements caused by our failure to receive an audit opinion not subject to a going concern explanatory paragraph from our independent certified public accountants and our failure to meet certain required financial covenants. Refer to the “Status of Discussions with Lenders and Noteholders / Audit Opinion” discussion included in Liquidity, Capital Resources and Other Matters in Part II, Item 7 of this Annual Report on Form 10-K.

(In thousands)	Payments Due by Fiscal Year
	Total	2018	2019	2020	2021	2022	More Than 5 Years
Long-term debt obligations:
Term loan	$300,000	—	—	300,000	—	—	—
Term loan interest	21,594	9,612	9,612	2,370	—	—	—
Revolver loan	600,000	—	—	600,000	—	—	—
Revolver loan interest	43,074	19,173	19,173	4,728	—	—	—
September 2013 senior notes	500,000	—	—	—	123,000	—	377,000
September 2013 senior notes interest	158,493	24,318	24,318	24,318	22,353	19,078	44,108
August 2011 senior notes	165,000	—	50,000	—	—	115,000	—
August 2011 senior notes interest	24,432	7,301	5,271	5,271	5,271	1,318	—
September 2010 senior notes	382,500	69,500	50,000	50,000	165,000	—	48,000
September 2010 senior notes interest	52,375	15,967	13,406	11,311	7,818	2,213	1,660
Troms debt	93,025	9,958	9,958	9,958	9,958	9,958	43,235
Troms debt interest	19,387	3,930	3,478	3,026	2,574	2,123	4,256
Total long-term debt obligations:	2,359,880	159,759	185,216	1,010,982	335,974	149,690	518,259
Operating lease obligations:
Operating leases	11,149	2,925	2,007	1,667	1,531	1,432	1,587
Bareboat charter leases	176,049	33,090	35,034	37,016	31,573	18,215	21,121
Total operating lease obligations:	187,198	36,015	37,041	38,683	33,104	19,647	22,708
Purchase obligations:
Vessel construction obligations (A)	32,968	32,968	—	—	—	—	—
Total purchase obligations	32,968	32,968	—	—	—	—	—
Other long-term obligations
Uncertain tax positions (B)	11,750	4,158	3,055	2,078	1,904	510	45
Pension and post-retirement obligations	78,319	7,164	7,346	8,933	7,769	7,722	39,385
Total other long-term obligations	90,069	11,322	10,401	11,011	9,673	8,232	39,430
Total obligations	$2,670,115	240,064	232,658	1,060,676	378,751	177,569	580,397

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

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2017, the company had $41.3 million of outstanding standby letters of credit, surety bonds and performance bonds.

Off-Balance Sheet Arrangements

The company is accounting for its sale/leaseback transactions as operating leases and records the payments as vessel operating lease expense on a straight-line basis over the lease term. The deferred gains are amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessels would reduce the vessels’ stated cost if the company elects to exercise the purchase options.

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

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2014:

Fiscal 2014 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in Years	Purchase Option Percentage	Purchase Option at at end of:
Second	2	$65,550	$34,325	$31,225	7	55%	6th Year
Third	4	141,900	105,649	36,251	7 – 9	54 - 68%	6th or 8th Year
Fourth	4	63,305	32,845	30,460	7 – 10	53 - 59%	6th or 9th Year
	10	$270,755	$172,819	$97,936

Future Minimum Lease Payments

As of March 31, 2017, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
2018	$9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
2022	10,283	7,932	18,215
Thereafter	8,990	12,131	21,121
Total future lease payments	$62,202	113,847	176,049

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

During the quarter ended December, 31, 2014 the company performed its annual goodwill impairment assessment and determined that the rapid and significant decline in crude oil and natural gas prices (which occurred and accelerated throughout the latter part of the company’s third quarter of fiscal 2015), and the expected short to intermediate term effect that the downturn might have on levels of exploration and production activity would likely have a negative effect on average day rates and utilization levels of the company’s vessels. Expected future cash flow analyses using the projected average day rates and utilization levels in this new commodity pricing environment were included in the company’s valuation models and indicated that the carrying value of the Americas and Africa/Europe reporting units were less than their respective fair values. A goodwill impairment charge of $283.7 million, to write-off the company’s remaining goodwill, was recorded during the quarter ended December 31, 2014.

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

The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average dayrates and average daily operating expenses. These estimates are made based on recent actual trends in utilization, dayrates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results.  Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

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

Due in part to the modernization of the company’s fleet more vessels that are being stacked are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to active service are evaluated for impairment as part of their assigned active asset group and not individually.

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

At March 31, 2017, the company had $300 million of outstanding term loan borrowings and $600 million of outstanding revolver loan borrowings. At March 31, 2017, the estimated fair market value of the term loan and the revolver were$168 million and $336 million, respectively. A one percentage point change in the Eurodollar interest rate on the $300 million term loan and $600 million revolver at March 31, 2017 would change the company’s interest costs by approximately $9 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of Item 7 of this Annual Report on Form 10-K for a discussion on the company’s outstanding senior notes debt.

Because the existing terms on senior notes outstanding at March 31, 2017 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of March 31, 2017, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	280,000	275,000	285,000
August 2011	165,000	92,400	90,750	94,050
September 2010	382,500	214,200	210,375	218,025
Total	$1,047,500	586,600	576,125	597,075

Troms Offshore Debt

Troms Offshore had 352.8 million NOK, or $41 million, as well as $52 million of U.S. denominated outstanding fixed rate debt at March 31, 2017. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of March 31, 2017, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$93,025	92,865	89,220	96,746

Foreign Exchange Risk

The company’s financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

As of March 31, 2017, Sonatide maintained the equivalent of approximately $90 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company. A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had six outstanding foreign exchange spot contracts at March 31, 2017, which had a notional value of $1.5 million, the last of which settled April 4, 2017, and had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled April 1, 2016.

At March 31, 2017, the company had no remaining forward contracts outstanding. The combined change in fair value of the Norwegian kroner (NOK) forward contracts settled during the year ended March 31, 2017 was $0.7 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the settled forward contracts were recorded in earnings.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding which had expiration dates between July 1, 2016 and November 10, 2016 as disclosed in Note (5). The combined change in fair value of the outstanding forward contracts during the fiscal year ended March 31, 2016 was $0.1 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Under our current articles and bylaws, our directors serve one-year terms beginning with his or her election or appointment and ending when a successor, if any, is elected or appointed.

As discussed in greater detail under Item 7 under the heading, “Reorganization and Chapter 11 Proceedings,” on May 17, 2017, the company and certain subsidiaries filed for bankruptcy pursuant on chapter 11, seeking approval of the Prepackaged Plan.  Subject to the Bankruptcy Court’s confirmation of the Prepackaged Plan, on the Effective Date, the initial directors of the board of the reorganized company will consist of seven directors, one of whom will be Jeffrey M. Platt, the company’s current chief executive officer, and six new directors designated by the Consenting Creditors.

A biography of each of our current directors is set forth below.  Each director biography includes information regarding that person’s service as a director, business experience, other public company directorships held currently or at any time during the last five years, and the director’s business and leadership experience.  The information in each biography is presented as of May 31, 2017.

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
M. Jay Allison, 61

Business and Leadership Experience: M. Jay Allison is the Chief Executive Officer and Chairman of the board of directors of Comstock Resources, Inc., a publicly-traded independent energy company specializing in oil and gas exploration, development and production.  He first joined Comstock Resources in 1987 as its Vice President, Secretary, and Director, was appointed Chief Executive Officer in 1988, and was elected the company’s Chairman in 1997.  Mr. Allison also served as the President of Comstock Resources from 1988 to 2013.

Mr. Allison holds B.B.A., M.S., and J.D. degrees from Baylor University.  From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas.  Mr. Allison was Chairman of the board of directors of Bois d’Arc Energy, Inc., a publicly-traded independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico, from its formation in 2004 until its merger with Stone Energy Corporation in August 2008.

Mr. Allison is a member of the Board of Regents for Baylor University and the Board of Directors of the Dallas Wildcat Committee, former Chair of Legacy Christian Academy in Frisco, Texas, a former trustee of Howard Payne University in Brownwood, Texas and a former member of the Advisory Board for the Salvation Army in Dallas, Texas.  Mr. Allison was awarded the Ernst & Young Entrepreneur Of The Year® 2009 Award in the Energy, Chemicals and Mining category.

Skills and Qualifications: Mr. Allison brings over 30 years of executive management and public company board experience in the oil and gas industry to our board.  In addition, his legal background, his considerable industry knowledge and experience, and his experience with mergers and acquisitions make Mr. Allison a valuable member of our board.

2006

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
James C. Day, 74

Business and Leadership Experience: James C. Day is the retired

Chairman of the board of directors and former Chief Executive Officer and President of Noble Corporation, one of the world’s largest offshore drilling companies.  He served as Chairman of Noble from 1992 to 2007, as its Chief Executive Officer from 1984 to 2006, and as President from 1984 to 1999 and again from 2003 to 2006.

Mr. Day began his career in the energy sector after his graduation from Phillips University with a Bachelor of Science degree in Business Administration.  He joined Noble in 1977.  In 2007, he was awarded an Honorary Degree of Doctor of Humane Letters from the University of Oklahoma.  Mr. Day has served as a director of Global Industries, Ltd., a publicly-traded provider of offshore marine construction services and Noble Energy Corporation, a publicly-traded oil and gas firm.  He is a former chairman of the International Association of Drilling Contractors and the National Ocean Industries Association (NOIA).

Mr. Day currently serves as a director of EOG Resources, Inc., a publicly-traded independent oil and gas company with reserves in the United States as well as in Canada, Trinidad, the United Kingdom, and China, and previously served as a director of ONEOK, Inc., the general partner of one of the largest publicly-traded master limited partnerships and among the largest natural gas distributors in the world.  He is an honorary director of the American Petroleum Institute, which awarded him the Gold Medal for Distinguished Achievement, the Institute’s highest award.  In addition, Mr. Day is a trustee of The Samuel Roberts Noble Foundation, Inc., and is founder, director, and President of The James C. and Teresa K. Day Foundation.  He serves on the boards of numerous other civic, business, and not-for-profit organizations.

Skills and Qualifications: Mr. Day brings to our board a broad base of knowledge in various segments of the energy sector – from exploration and drilling to delivery and distribution.  His extensive management and operational expertise in the oil and gas industry and his public company board service contribute greatly to our board’s skillset.  Our board also benefits from the perspective Mr. Day gained during his tenure at the helm of a large, publicly-traded company with an international footprint.

2007

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Richard T. du Moulin, 70

Business and Leadership Experience: Richard T. du Moulin currently serves as the President of Intrepid Shipping LLC, a privately held company that manages a fleet of ocean-going vessels.  He has held this position since the company was founded in 2002.

After graduating from Dartmouth College, Mr. du Moulin served in the U.S. Navy from 1969 to 1972.  In 1974, he received an MBA from Harvard Business School and began his career at OMI Corporation.  During his 15 years with OMI, he served as Executive Vice President, Chief Operating Officer, and as a member of the company’s board of directors.  He left OMI in 1989 to start his own company, Intrepid Shipping.  That same year, he led a group of partners in a buy-out of Marine Transport Lines (MTL), the oldest marine transportation company in America, after which Intrepid took on the name of MTL.  The company later went public and became Marine Transport Corporation (MTC), and Mr. du Moulin served as its Chairman and Chief Executive Officer from 1998 to 2002.  After the acquisition of several competitors, Mr. du Moulin and partners sold MTC to Crowley Maritime in 2002, paving the way for him to organize and lead a new Intrepid Shipping in

2002.

Mr. du Moulin served as Chairman of Intertanko, the leading trade organization for the tanker industry, from 1996 to 1999.  Mr. du Moulin is a recipient of the U.S. Coast Guard’s Distinguished Service Medal and the shipping industry’s highest honors, the Commodore Award and the AOTOS (Admiral of the Ocean Seas).

Mr. du Moulin is currently a director of Teekay Tankers Ltd., a publicly-traded affiliate of Teekay Corporation, the world’s largest owner/operator of medium-sized crude oil tankers.  He is also a director of Pangaea Logistics Co. Ltd., an owner and operator of dry cargo vessels.  Mr. du Moulin has served on the board of the American Bureau of Shipping and is a trustee of the National Maritime Historical Society.  In addition, Mr. du Moulin is a member of the Board of Trustees and Chairman of the Seamens Church Institute of New York and New Jersey.

Skills and Qualifications: Mr. du Moulin has considerable executive management, business development, and merger and acquisition experience.  His expertise in many aspects of the maritime transportation industry adds significant value to our board’s knowledge base.

2003
Morris E. Foster, 74

Business and Leadership Experience: Morris E. Foster retired in 2008 as Vice President of ExxonMobil Corporation and President of ExxonMobil Production Company following more than 40 years of service with the ExxonMobil group.

Mr. Foster joined Exxon in 1965 after his graduation from Texas A&M University with a Bachelor of Science in mechanical engineering.  He served in a number of production engineering and management roles domestically as well as in the United Kingdom and Malaysia prior to his appointment in 1995 as a Senior Vice President in charge of the upstream business of Exxon Company, USA.  In 1998, Mr. Foster was appointed President of Exxon Upstream Development Company, and following the merger of Exxon and Mobil in 1999, he was named to the position of President of ExxonMobil Development Company.  In 2004, Mr. Foster was named President of ExxonMobil Production Company, the division responsible for ExxonMobil’s upstream oil and gas exploration and production business, and a Vice President of ExxonMobil Corporation.

Mr. Foster currently serves as Chairman of Stagecoach Properties Inc., a real estate holding corporation with properties in Salado, Houston and College Station, Texas; Carmel, California and Argentina and as a member of the Board of Regents of Texas A&M University.  In addition, Mr. Foster currently serves on the boards of Scott & White Medical Institute and First State Bank of Temple, Texas.  He was inducted into Texas A&M University’s Academy of Distinguished Graduates in 1993.

Skills and Qualifications: Mr. Foster has extensive executive management experience in both the development and production segments of the oil and gas industry that we serve.  He brings a sophisticated working knowledge of the complexity of conducting international operations to our board.  In addition, Mr. Foster’s considerable practical experience in achieving integration of business operations following a merger provides a valuable perspective to our board’s evaluation of corporate opportunities.

2010

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
J. Wayne Leonard, 66

Business and Leadership Experience: J. Wayne Leonard retired as the Chief Executive Officer and Chairman of the board of directors of Entergy Corporation, a Fortune 500 integrated energy company engaged primarily in electric power production and retail distribution operations, in 2013, having served 14 years at Entergy’s helm.  Mr. Leonard has over 40 years of experience in the energy and power sector.

Mr. Leonard earned a degree in Accounting and Political Science from Ball State University and an MBA from Indiana University.  He is a certified public accountant.

During his tenure as Entergy’s Chief Executive Officer, Mr. Leonard was recognized as one of the top CEOs in the power industry. He received the Platts Global Energy Award of Global Energy CEO of the Year in 2003, having been a finalist for that award for an unprecedented nine consecutive years (2001-2009).  Mr. Leonard was named Institutional Investor’s Best CEO (energy/electric utilities) in 2004 and again in 2010, and was one of the top four nominees for the award in every year during that period.

Mr. Leonard is a former director of Emera Incorporated, a publicly-traded international energy and services company, and a former director of the Edison Electric Institute, an association of shareholder-owned electric companies.  Mr. Leonard also served as chairman and a trustee of United Way of Greater New Orleans and of the National D-Day Museum Foundation, and currently serves on the boards of various civic and charitable organizations.

Skills and Qualifications: Mr. Leonard has considerable leadership experience in the energy sector, and has widely been recognized as a leader in corporate governance.  As a certified public accountant, Mr. Leonard has a sophisticated understanding of financial and accounting matters and has testified as a financial expert before regulatory commissions on various issues, including cost of capital, optimal capital structure and incentive regulation compared to cost of service.  Mr. Leonard has also led various mediations on financial matters before the Federal Energy Regulatory Commission and U.S. District Courts.

2003

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Richard D. Paterson, 66

Business and Leadership Experience: Richard D. Paterson is a certified public accountant (retired status) who retired from PricewaterhouseCoopers LLP (PwC), an international network of auditors, tax and business consultants, in 2011 after 37 years of service.  At the time of his retirement, Mr. Paterson served as the global leader of PwC’s Consumer, Industrial Products and Services Practices comprising the automotive, consumer and retail, energy utilities and mining, industrial products, pharmaceutical and health industry sectors.  These practices comprised roughly half of PwC’s global revenues.  Prior to that role, Mr. Paterson led PwC’s global energy, utilities and mining practice for nine years and also served as managing partner of PwC’s Houston Office and U.S. Energy Practice.  Mr. Paterson was the lead audit partner with responsibility for the audits of ExxonMobil Corporation from 2002 to 2006.  Prior to this position, Mr. Paterson lived in Moscow, Russia where he led PwC’s Energy Practice for Europe, Middle East and Africa and also was the lead audit partner responsible for the audit of OAO Gazprom, the largest company in Russia.  Mr. Paterson joined PwC in 1974 and was admitted as a partner in 1987.  He possesses extensive knowledge of the energy industry and energy value chain and, during his PwC career, was a frequent speaker at the World Energy Congress and World Petroleum Congress.

Mr. Paterson is a member of the National Association of Corporate Directors where he has earned the distinction of NACD board leadership fellow.  He currently serves on the boards of Parker Drilling Company (NYSE:PKD) and Eclipse Resources Corporation (NYSE:ECR), serving as presiding director and a member of the audit committee and corporate governance committee of Parker Drilling Company and as chairman of the audit committee of Eclipse Resources Corporation.  He also serves on the board and chairs the audit and compliance committees of Saipem Canada, Inc., a privately held company. He is a past board member of Zaff GP LLC, the U.S./Russia Business Council, and the U.S. Energy Association.

Skills and Qualifications: Mr. Paterson brings a strong finance and accounting background to our board.  His public board service deepens the board’s knowledge base.  In addition, given the nature and scope of our operations, Mr. Paterson’s extensive international experience and considerable knowledge of the energy industry contributes to our board’s collective ability to monitor the risks and challenges facing our company.

2014

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Richard A. Pattarozzi, 73

Business and Leadership Experience: Richard A. Pattarozzi currently serves as the independent chairman of our board of directors, having previously served as our lead independent director.  Mr. Pattarozzi retired as Vice President of Shell Oil Company in 2000, having joined the Shell family of companies in 1966.  He served as President and Chief Executive Officer for both Shell Deepwater Development, Inc. and Shell Deepwater Production, Inc. from 1995 until 1999.

Mr. Pattarozzi previously served on the boards of Superior Energy Services, Inc., a leading provider of specialized oilfield services and equipment; Transocean Inc., the former parent holding company and now a wholly-owned subsidiary of Transocean Ltd., the world’s largest offshore drilling contractor; Global Industries, Ltd., an offshore engineering and construction company that merged with Technip S.A. in 2011, and Stone Energy Corporation, a publicly-traded independent oil and natural gas exploration and production company.  He is the past Chairman of the Board of Trustees of the Offshore Energy Center.  Mr. Pattarozzi received a B.S. in Engineering from the University of Illinois.

Mr. Pattarozzi is a member of the board of TechnipFMC plc, a publicly-traded oilfield service provider.  Mr. Pattarozzi also currently serves on the board of trustees of the Army War College in Carlyle, Pennsylvania, and previously served as Chairman of the Board of Trustees of the United Way of Greater New Orleans and as a trustee of the National World War II Museum in New Orleans.

Skills and Qualifications: Mr. Pattarozzi has considerable board and senior management experience.  His many years of working with publicly-traded, multinational companies deepens our board’s ability to understand and respond to the opportunities and challenges our company faces, which makes him an ideal person to lead our board.  In addition, Mr. Pattarozzi’s extensive experience in the oil and gas industry has enabled him to gain a thorough grasp of health, safety, and regulatory matters that affect our company.

2001
Jeffrey M. Platt, 59

Business and Leadership Experience: Jeffrey M. Platt has served as the company’s President and Chief Executive Officer since June 1, 2012.  Mr. Platt joined the company in 1996 as General Manager of its Brazilian operations.  In 2001, he assumed responsibility for all of the company’s joint ventures and business in Mexico. In November 2001, Mr. Platt was promoted to the position of corporate Vice President with responsibility for all of the company’s business activities in South America, Mexico and the Caribbean.  In March 2004, he was promoted to Senior Vice President.  In this role, he was responsible for the Americas and operations in the Middle East and India.  Prior to his appointment as President and Chief Executive Officer, Mr. Platt served as our Executive Vice President (from July 2006) and Chief Operating Officer (from March 2010).  Before he joined our company, Mr. Platt had a 15-year career with Schlumberger Well Services and Rollins Environmental Services.

Mr. Platt graduated from the University of Pittsburgh with a degree in Electrical Engineering.  Mr. Platt serves on the boards of Junior Achievement, the Seamen’s Church Institute, The U.S. Coast Guard Foundation, and the National Ocean Industries Association (NOIA).

Skills and Qualifications: Mr. Platt’s long tenure with our company has provided him with in-depth industry knowledge and given him considerable first-hand experience with our operating subsidiaries and the international scope of our operations.  In addition, he has developed and maintains strong relationships with our clients, and we believe that his presence on our board provides our board with an important operational perspective.

2012
Robert L. Potter, 66

Business and Leadership Experience: Robert L. Potter retired as President of FMC Technologies, Inc., a publicly-traded global provider of technology solutions for the energy industry, in November 2013.  Mr. Potter joined FMC Technologies in 1973 after his graduation from Rice University and served in a number of sales management and operations management roles prior to his appointment in 2001 as Vice President of Energy Processing.  Mr. Potter was appointed Senior Vice President of Energy Processing and Global Surface Wellhead in 2007 and Executive Vice President of Energy Systems in 2010 before becoming President in August 2012.

Mr. Potter is a former chairman of the Petroleum Equipment Suppliers Association and currently serves on its board of directors.  He is a member of the National Ocean Industries Association, the American Petroleum Institute and the Council of Overseers for the Jones Graduate School of Business at Rice University.

Skills and Qualifications: Mr. Potter has extensive operational and managerial experience in the oil services industry, which makes him a valuable addition to our board.  Given our increased focus on integrating new technologies and broadening the scope of services we can provide, Mr. Potter’s in-depth knowledge of many of these technologies contributes significantly to our board’s ability to evaluate opportunities as they are presented.

2013

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Cindy B. Taylor, 55

Business and Leadership Experience: Cindy B. Taylor has served as

President, Chief Executive Officer, and a director of Oil States International, Inc., a publicly-traded, diversified solutions provider for the oil and gas industry, since 2007.  Ms. Taylor first joined Oil States in 2000 as Senior Vice President – Chief Financial Officer and Treasurer and served as the company’s President and Chief Operating Officer from 2006 until 2007.

Ms. Taylor began her career in 1984 with Ernst & Young, LLP, a public accounting firm, and held various management positions with that firm until 1992.  Ms. Taylor was Vice President – Controller of Cliffs Drilling Company from 1992 to 1999 and Chief Financial Officer of LE Simmons & Associates, Inc. from 1999 to 2000. She holds a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant in the state of Texas.

Ms. Taylor currently serves on the board of AT&T Inc., a global telecommunications and entertainment company.

Skills and Qualifications: Ms. Taylor brings to our board a wealth of financial and accounting experience, and is one of three audit committee financial experts as confirmed by our board.  Not only does Ms. Taylor bring a broad spectrum of management experience to the board – as a former chief financial officer, a former chief operating officer, and a current chief executive officer –  she also has a considerable depth of knowledge in each role.  Her experience leading a diversified oilfield services company in international transactions enhances our board’s ability to critically evaluate and act upon international opportunities.

2008

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Jack E. Thompson, 67

Business and Leadership Experience: Jack E. Thompson has been employed as an independent management consultant since 2001.  An engineer with over 42 years of experience in mining and mine management, Mr. Thompson served as Chairman and Chief Executive Officer of Homestake Mining Company, a publicly-traded gold mining company, from 1994 until it became a subsidiary of Barrick Gold Corporation in 2001.  Mr. Thompson then served as Vice Chairman of Barrick, one of the largest pure gold mining operations in the world, until 2005.

Mr. Thompson holds a Bachelor of Science degree in Mining and Engineering from the University of Arizona and an Honorary Doctorate in Mining Management from the South Dakota School of Mines.

Mr. Thompson has previously served on the boards of directors of Rinker Group Ltd., a publicly-traded, Australian-based multinational building products company acquired by CEMEX in 2007, and Stillwater Mining Company, a publicly-traded mining company primarily engaged in the development, extraction, processing, smelting, refining, and marketing of palladium, platinum, and associated metals in Montana.  Mr. Thompson has also served as a director of Phelps Dodge Corporation, a publicly-traded copper mining company which was acquired by Freeport-McMoRan Inc. in 2007; Centerra Gold, Inc., a gold mining company that is the largest Western-based gold producer in Central Asia and the former Soviet Union; and Century Aluminum Co., a publicly-traded producer of primary aluminum.  In addition, he has previously served as a member of the Advisory Board of Resource Capital Funds, LLP.  Mr. Thompson has taught seminars and classes on corporate governance and management at the University of Arizona, Golden Gate University, and the University of California at Davis.

Mr. Thompson is currently a director of Anglo American plc, a U.K. company which is one of the world’s largest diversified mining groups, and previously served as a director of Molycorp, Inc., a publicly-traded integrated rare earth products and technology company.  Mr. Thompson is a director of the Lowell Institute for Mineral Resources at the University of Arizona and a member of the University of Arizona’s Industry Advisory Council for the College of Engineering and the Mining Engineering and Geological Department Advisory Council.  He also serves as a director, and previously served as Chairman of the board, of the John Muir Health Foundation, the fundraising side of a three hospital non-profit group in Contra Costa County, California.

Skills and Qualifications: Born in Cuba and now a naturalized U.S. citizen, Mr. Thompson’s Hispanic background and Spanish language skills bring a welcomed diversity of perspective to our board.  While many of our directors have backgrounds in the oil and gas industry, Mr. Thompson brings a unique perspective as a mining engineer with independent management experience in a similar extractive industry.  His considerable experience with the corporate governance issues faced by multinational companies is also a valuable asset to our board.

2005

Information Regarding Executive Officers

Information regarding each of our executive officers (other than Mr. Platt, who also serves as a director and is included in the section above), including all offices held by the officer as of March 31, 2017, is as follows:

Name	Age	Position
Jeffrey A. Gorski	56

Chief Operating Officer and Executive Vice President since June 2012. Senior Vice President from January 2012 to May 2012. Prior to January 2012, Mr. Gorski was a Vice-President of Global Accounts with Schlumberger Inc., a publicly-held oilfield services company.

Quinn P. Fanning	53	Chief Financial Officer since September 2008. Executive Vice President since July 2008.
Bruce D. Lundstrom	53	Executive Vice President since August 2008. General Counsel and Secretary since September 2007. Senior Vice President from September 2007 to July 2008.
Joseph M. Bennett	61

Executive Vice President since June 2008. Chief Investor Relations Officer since 2005. Senior Vice President from 2005 to May 2008. Principal Accounting Officer from 2001 to May 2008. Vice President from 2001 to 2005.

There are no family relationships between any of the directors or executive officers of the company or any arrangements or understandings between any of the executive officers and any other person pursuant to which any of the executive officers were selected as an officer.  The company’s executive officers are appointed by, and serve at the pleasure of, the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the SEC.  To our knowledge, based solely on our review of copies of reports received by us and written representations by certain reporting persons, we believe that during fiscal year 2017, our officers, directors, and persons who own more than 10% of our common stock complied with all applicable Section 16(a) filing requirements in a timely manner except for one report for each of our six Section 16 officers, which were filed one day late to report the vesting and payout of a phantom stock award on March 17, 2017.

Meeting and Committees of the Board of Directors

Our board currently has four standing committees: audit, compensation, nominating and corporate governance, and finance and investment.  Each of these four committees is comprised entirely of independent directors and is governed by a written charter that is reviewed annually and approved by the full board.  A copy of each committee charter may be obtained online.

The current members of each board committee are identified in the following table, which also indicates the number of meetings each committee held in fiscal 2017:

Board Committee
	Audit	Compensation	Nominating and Corporate Governance	Finance and Investment
M. Jay Allison	X			X
James C. Day	X		X
Richard T. du Moulin		Chair		X
Morris E. Foster		X		X
J. Wayne Leonard	X		X
Richard D. Paterson	Chair			X
Richard A. Pattarozzi		X	X
Robert L. Potter		X	X
Cindy B. Taylor	X			Chair
Jack E. Thompson		X	Chair
Number of Committee Meetings in Fiscal 2017	9	9	6	5

Audit Committee.  Our board’s audit committee is a separately-designated, standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Its current members are listed in the above chart.  The board has determined that three of the five current committee members – Messrs. Leonard and Paterson and Ms. Taylor – qualify as “audit committee financial experts,” as defined by SEC rules.

The main function of our audit committee is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationship, and the audits of our financial statements.  The audit committee’s key responsibilities are:

•	appointing and retaining our independent auditor;
•	evaluating the qualifications, independence, and performance of our independent auditor;
•	reviewing and approving all services (audit and permitted non-audit) to be performed by our independent auditor;
•	reviewing with management and the independent auditor our audited financials;
•	reviewing the scope, adequacy, and effectiveness of our internal controls;
•	reviewing with management our earnings reports, quarterly financial reports and certain disclosures;
•	reviewing, approving, and overseeing related party transactions; and
•	monitoring the company’s efforts to mitigate the risk of financial loss due to failure of third parties.

The audit committee is also responsible for any audit reports the SEC requires us to include in our proxy statements.

Each member of the audit committee satisfies all of the additional independence requirements for audit committee members set forth in the corporate governance listing standards of the NYSE and Exchange Act Rule 10A-3.

Compensation Committee.  The role of the compensation committee is to assist our board of directors in discharging its responsibilities relating to:

•	overseeing our executive compensation program;
•

reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and determining and approving the compensation of our executive officers, including cash and equity-based incentives;

•	consideration of all substantive elements of our employee compensation package, including identifying, evaluating, and mitigating any risks arising from our compensation policies and practices;
•	ensuring compliance with laws and regulations governing executive compensation; and
•	engaging in such other matters as may from time to time be specifically delegated to the committee by the board of directors.

Each member of the compensation committee satisfies all of the additional independence requirements for compensation committee members set forth in the corporate governance listing standards of the NYSE, Rule 16b-3 under the Securities Exchange Act of 1934, and Section 162(m) of the Internal Revenue Code.

The compensation committee reports to the board of directors on all compensation matters regarding our executive officers and management and may form and delegate authority to subcommittees when appropriate.  The compensation committee is also responsible for reviewing and discussing with management the “Compensation Discussion and Analysis” section of our Form 10-K or proxy statement and, based on such review and discussion, recommending to the board that the Compensation Discussion and Analysis be included in our Form 10-K or proxy statement and issuing a Compensation Committee Report to that effect.

The “Compensation Discussion and Analysis” section of this Form 10-K provides a discussion of the process the committee uses in determining executive compensation.  Included in the subsection entitled “Process of Setting Compensation” is a description of the scope of the compensation committee’s authority, the role played by our chief executive officer in recommending compensation for the other named executives, and the committee’s engagement of compensation consultants.

Risk Review of Employee Compensation.  Consistent with SEC disclosure requirements, the compensation committee performs an annual risk assessment of our company’s compensation programs.  Management has identified the elements of our compensation program that could incentivize management to take risks and has reported to the compensation committee its assessment of those risks and mitigating factors particular to each risk.  The compensation committee has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our company.  Some of the findings the committee considered in reaching this conclusion include:

•	our cash/equity mix strikes an appropriate balance between short-term and long-term risk and reward decisions;
•

the company performance portion of our annual incentive plan is based on company-wide financial and operating performance metrics as well as safety criteria, which are less likely to be affected by individual or group risk-taking;

•	our annual and long-term incentive plans have payout caps;
•	our long-term incentive grants to our officers contain a mix of time-based and performance-based awards with multi-year performance requirements and vesting provisions;
•	our compensation levels and performance criteria are subject to multiple levels of review and approval;
•	we have an executive compensation recovery policy (“clawback”) and stock ownership guidelines for our executives; and

•	our Policy Statement on Insider Trading prohibits hedging and pledging of company securities by all company insiders, including our executives.

Nominating and Corporate Governance Committee.  The key responsibilities of the nominating and corporate governance committee are to:

•	assist our board by identifying individuals qualified to serve as directors of the company and recommending nominees to the board;
•	monitor the composition of our board and its committees;
•	evaluate appropriate compensation levels and design elements of director compensation;
•	recommend to our board a set of corporate governance guidelines for the company;
•	oversee legal and regulatory compliance; and
•	lead our board in its annual review of the board’s performance.

The nominating and corporate governance committee is also responsible for annually reviewing and setting director compensation and benefits and for reviewing director education programs.

Finance and Investment Committee.  The purpose of the finance and investment committee is to:

•	oversee our company’s financial affairs, policies, and strategies, including its annual and long-term financial plans;
•	monitor investment policies and guidelines for its employee benefit plans;
•	evaluate and analyze the company’s capital structure, tax strategy, and dividend policy; and
•	analyze the company’s financial risk profile.

The finance and investment committee also has responsibility for appointing and monitoring independent investment managers and for overseeing the development of annual operating and capital budgets and making recommendations as appropriate to our board.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section of our Form 10-K discusses and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to our chief executive officer, our chief financial officer, and our three other most highly-compensated executives.  We refer to these executives as our “named executives” or “NEOs.”  For fiscal 2017 our named executives were:

NEO	Title
Jeffrey M. Platt	President and Chief Executive Officer
Quinn P. Fanning	Executive Vice President and Chief Financial Officer
Jeffrey A. Gorski	Executive Vice President and Chief Operating Officer
Bruce D. Lundstrom	Executive Vice President, General Counsel, and Secretary
Joseph M. Bennett	Executive Vice President and Chief Investor Relations Officer

In this CD&A, we first provide an Executive Summary of our company’s business and performance during the fiscal year and how that performance affected executive compensation decisions and payouts.  We next explain the Compensation Philosophy and Objectives that guide our compensation committee’s executive compensation decisions.  We then describe the committee’s Process of Setting Compensation.  Next, we discuss in detail each of the Compensation Components, including, for each component, a design overview as well as the actual results yielded for each named executive in fiscal 2017.  Finally, as the company filed for chapter 11 bankruptcy protection on May 17, 2017 to effectuate a restructuring pursuant to a Prepackaged Plan, we discuss the Effect of Restructuring on Executive Compensation.

Executive Summary

Overview of Fiscal 2017.  Like the last two fiscal years, fiscal 2017 was very challenging for the entire offshore energy services industry due to continued weakness in oil prices, even though pricing generally improved over the course of fiscal 2017.  The oil price weakness has led our customers to continue to significantly curtail their global offshore exploration and production spending, causing our vessel revenues to be 39% lower in fiscal 2017 from fiscal 2016 levels, which was already 35% lower than fiscal 2015 levels.

Facing continued erosion of vessel revenues, the company continued focusing its attention on implementing cost-cutting strategies, while still providing the same quality of safe, compliant and efficient services.  These cost containment initiatives resulted in a 36% reduction in vessel operating costs and a 23% reduction in our general and administrative costs (excluding significant incremental professional services costs in fiscal 2017 associated with our efforts to renegotiate the terms of various debt arrangements and related consulting services) in fiscal 2017 from fiscal 2016 levels.  Our exemplary safety performance has had a continued positive impact on our financial results, contributing to relatively low levels of insurance and loss reserves and enhancing cash flow by reducing vessel down time and off hire and we expect our strong safety record will help us with new business going forward.

We reduced global employee headcount by 16% in fiscal 2017, which was in addition to a 23% headcount reduction in fiscal 2016 from fiscal 2015 levels.  Base salaries for administrative personnel, including our named executives, have generally been frozen since April 1, 2014.  Short-term incentive compensation target awards were reduced by 20% from fiscal 2016 levels and no long-term equity-based awards were granted in fiscal 2017.  Additionally, the board of directors reduced both their base annual cash retainers and their annual cash-in-lieu-of-equity awards by 15% in fiscal 2017.  In late 2016, the committee approved a cash retention program for certain officers and personnel whose efforts were, and continue to be, critical to our restructuring efforts. The cash retention program has been very effective in retaining key talent through this critical restructuring period.

Liquidity preservation was also a key focus in fiscal 2017, which resulted in cash balances at fiscal 2017 year end $28 million higher than at the previous fiscal year end.  No dividends were paid in fiscal 2017 and capital expenditures were reduced by 87% from fiscal 2016 levels.

Key elements of the company’s strategy during this continued market downturn include (1) sustaining the company’s offshore support vessel fleet and its global operating footprint, along with the necessary personnel to operate the vessels and manage the company, (2) operating safely and compliantly, (3) maintaining adequate liquidity to fund operations and planned expenditures, and (4) restructuring the company’s balance sheet, lowering its debt levels and enhancing liquidity so as to allow the company to continue to be a leading operator of offshore support vessels in the energy industry.  Please see the section entitled “Reorganization and Chapter 11 Proceedings” under Item 7 of this Annual Report on Form 10-K for more information regarding the company’s restructuring efforts.

Fiscal 2017 Company Performance.  Total stockholder return (TSR) is important to our stockholders, company, board, and management.  Like many of our peers in the oil services industry, our TSR for fiscal 2017 was disappointing but not unexpected given market conditions.  Our stock price fell by more than 80% during the fiscal year, from a closing price on March 31, 2016 of $6.83 per share to a closing price of $1.15 on March 31, 2017.  However, given the macroeconomic conditions affecting the entirety of the energy drilling and exploration and energy support industries, we do not believe that stock price or TSR should be the sole measure of the performance of our company or of our management.

As noted above, our business is largely dependent upon the levels of capital spending by our customers which, in turn, are largely dependent upon external factors such as oil prices.  In addition to TSR, we also evaluate performance based on those core metrics that drive our long-term business growth and that position our company to weather the volatility inherent in our industry – our safety performance, cash flow, vessel operating margin percentage, management of our assets, and liquidity position.  The following chart presents highlights from fiscal 2017 in these areas:

Metric	Fiscal 2017 Results
Safety We are, and intend to remain, an industry leader in safety.

•The company achieved an outstanding year in regards to safety performance with no lost time accidents and a 0.10 Total Recordable Incident Rate (TRIR) per 200,000 hours worked

➢This TRIR was one of the best safety performances in company history and is significantly better than industry averages

Cash Flow A significant source of continuing funding for our operations.

•$29.8 million of positive cash flow provided by operations during one of the worst downturns in the offshore oil service environment in the 60+ years of the company’s existence

•Fiscal 2017 cash flow levels reflected year-over-year improvement in net working capital related to our Angolan operations, as we reduced our net working capital position in Angola from $150.6 million to $129.8 million at respective fiscal year ends and from $234.7 million and $343.3 million at fiscal 2015 and 2014 year ends, respectively

➢The Angolan net working capital balances are calculated by subtracting fiscal-year end amounts reported as “Due to affiliate” ($188.0 million and $132.9 million for fiscal 2016 and 2017, respectively) from amounts reported as “Due from affiliate” as of the same dates ($338.6 million and $262.7 million for fiscal 2016 and 2017, respectively)

•Fiscal 2017 cash flow level includes $39.1 million of vessel revenue negotiated and collected related to early cancellation of a long-term vessel charter contract

Vessel Operating Margin Percentage An important measure of the annual productivity of our asset base.

•Vessel operating margin percentage (VOMP) is important for longer-term stockholder value creation in that it incentivizes expense reduction, which is critical during a period of declining revenues

•For fiscal 2017, our VOMP was 38.5%, which was determined by subtracting reported vessel operating costs of $359.2 million from reported vessel operating revenues of $583.8 million, then dividing the result (vessel operating margin) of $224.6 million, by reported vessel operating revenue

➢Fiscal 2017 VOMP includes the positive impact of $39.1 million of vessel revenue negotiated and collected related to early cancellation of a long-term vessel charter contract

•Fiscal 2017 VOMP of 38.5% was below fiscal 2016’s VOMP of 41.3%, largely reflecting the 39% reduction in vessel revenue in fiscal 2017 from fiscal 2016 levels. Significant cost reduction efforts resulted in a 36% reduction in vessel operating costs, resulting in less than a 7% reduction in VOMP from prior year

Metric	Fiscal 2017 Results
Asset Management As a capital-intensive business, management of our assets is key to our success.

•The company has made significant investments in its vessel fleet over the past 15 years and at fiscal 2017 year-end has a 260-vessel fleet with an average age of just under 10 years

•With excess vessel capacity available in our industry’s global fleet, further investment in new vessels in not warranted at this time

➢The company invested only $25.5 million in new vessels and other capital equipment in fiscal 2017 and received $25.6 million in refunds from shipyards on cancelled vessel construction contracts

➢At fiscal 2017 year-end, the company had remaining capital commitments on two vessels, one of which was subsequently novated through the assignment of the construction contract to a third party, relieving the company of future payment obligations on the vessel

Liquidity Solid liquidity increases our operating flexibility.

•The company ended fiscal 2017 with $706.4 million of cash and cash equivalents on hand, an improvement of $28.0 million from previous fiscal year end

•Subsequent to fiscal 2017, the company and its principal lenders entered into a restructuring support agreement to substantially reduce its debt through a pre-packaged plan of reorganization and chapter 11 filing

➢The restructuring will strengthen the company’s balance sheet and enhance liquidity to allow the company to continue to be a leading operator of offshore support vessels in the energy industry

As we move forward, we expect to continue to face a stagnant level of oil prices and an overall challenged business environment over the near to intermediate term.  In the meantime, we will continue to focus on operational efficiencies and to implement additional cost-cutting initiatives, as necessary.

Fiscal 2017 Compensation Highlights.  As described in greater detail under “Compensation Components,” the three main components of our executive compensation program are base salary, an annual cash incentive award, and long-term incentive awards.  The table below provides a summary of notable actions taken with respect to each of these three components in fiscal 2017:

Pay Component	Results for 2017	Considerations
Base Salary	unchanged since April 2014 ➢salary freeze remained in effect through fiscal 2017	in fiscal 2015, as part of the company’s cost-cutting initiatives, the Committee approved a general company-wide freeze on salaries, which remained in effect through fiscal 2017

Annual Incentive Plan

based on our performance against four equally-weighted metrics, each named executive would have earned 153% of his overall target award, but the compensation committee exercised its discretion to cap the overall fiscal 2017 payout at 120% (above target but well below maximum payout)

➢fiscal 2017 target opportunities for

all named executives were reduced by 20% over fiscal 2016 levels as part of the company’s continued cost containment initiatives before the 120% cap on overall payout:

•fiscal 2017 safety performance (25% weighting) was one of the best in our company’s history, generating maximum 200% of target award

•cash flow from operations (CFFO) (25% weighting) totaled $29.8 million, which exceeded the targeted $0 million level, generating 122.6% of target award

•VOMP (25% weighting) was 38.5%, which exceeded the targeted 34.0% level, generating 189.6% of target award

•each named executive earned 100% of his target individual award (25% weighting)

Long-Term Incentive Award	no long-term incentives were awarded to our NEOs in fiscal 2017, as the committee decided not to grant awards until after the company’s emergence from bankruptcy if confirmed by the Bankruptcy Court, the Prepackaged Plan includes a new equity incentive plan with scheduled grants to certain named executives (for more information, see the section entitled, “Effect of Restructuring on Executive Compensation”)

In addition to these “core” components, the compensation committee, considering the scale of the company’s restructuring efforts in the midst of a prolonged industry downturn, adopted an incentive bonus program designed to motivate and retain officers and certain key personnel (the “Retention Program”).  For more information on awards to the named executives under this program, please see “Compensation Components – December 2016 Retention Program.”

Pay-for-Performance Design Resulted in the Forfeiture of Certain Performance-Based RSUs in Fiscal 2017.  In fiscal 2014, each of our named executives was granted performance-based RSUs, the vesting of which depended upon two separate metrics (three-year relative TSR and our return on total capital (ROTC) over the same three-year period).  All of these RSUs were forfeited at the end of fiscal 2017 as our performance on both metrics fell below the threshold payout levels.  The aggregate value of the awards that were forfeited by our named executives was $491,902, calculated using the closing price of a share of our stock on the date of forfeiture, or just over $4.5 million, calculated using the grant date value (as reported in the compensation tables in our fiscal 2014 proxy statement). Please see the section entitled, “Compensation Components – Long-Term Incentive Compensation – Forfeitures of Performance Awards,” for more information.

Compensation Best Practices.  Our compensation committee strives to align executive compensation with stockholder interests and incorporate strong governance standards in our executive compensation program, including through the following:

•

Emphasis on Incentive Compensation.  By design, a significant portion of our named executives’ pay is delivered in the form of performance-driven and at-risk incentive compensation, which closely aligns a substantial portion of executive pay with successful attainment of our business objectives and, ultimately, stockholder returns.

•

Independent Consultant.  The compensation committee retains an independent compensation consultant to advise it on executive compensation matters.  The consultant reports directly to the committee and does not provide any services to management.

•

No Severance Benefits for Termination Outside the Change of Control Context.  Our named executives are not contractually entitled to any severance benefits except as a result of certain terminations of employment following a change of control of our company.

•

Robust Stock Ownership Guidelines Applicable to Directors and Officers.  Directors and officers are required to acquire and hold significant positions in company stock or equivalent phantom interests within five years of appointment or election – five times annual retainer or base salary for directors and our chief executive officer and three times base salary for our other named executives.  All of our directors and named executives are currently in compliance with these guidelines.

•

Clawback Policy.  Given that a substantial portion of each named executive’s compensation is incentive-based, the compensation committee has adopted a compensation recovery, or “clawback,” policy applicable to cash and equity incentive compensation, which permits the company to recoup such payments in certain situations if the financial statements covering the reporting period to which such compensation relates must be restated.

•

Prohibition on All Hedging and Pledging Transactions.  Because we believe it is important that our named executives bear both the risks and rewards of stock ownership, our Policy Statement on Insider Trading prohibits all directors and employees, including our named executives, from engaging in any transactions in our company’s securities designed to hedge or offset any decrease in their market value, regardless of whether those securities were received as compensation.  In addition, the Policy Statement prohibits the company’s directors or officers from pledging company securities as collateral for a loan or any other purpose.

•

No Excise Tax Gross-Ups in Future Agreements.  Although some of our officers currently have a right under legacy agreements to receive an excise tax gross-up if such a tax is triggered in connection with his termination following a change of control, the committee determined prior to fiscal 2011 that the company would no longer provide that benefit in any future change of control agreements.  Notably, our CEO’s change of control agreement does not include the right to an excise tax gross-up.

➢

Legacy Change in Control Agreements Expire on December 31, 2017; Negotiation of New Agreements Expected to Result in Termination of All Remaining Excise Tax Gross Up Rights.  In early fiscal 2017, the committee made a decision to renegotiate all outstanding change in control agreements with its officers, with current agreements expiring on December 31, 2017 unless a “change of control” occurs on or before that date.  Although this process is ongoing and is not expected to be completed until after the Effective Date, the committee expects that, among other things, it will result in the elimination of all excise tax gross-up provisions.

•	No Income Tax Gross-Ups on Perquisites. We do not pay tax gross-ups on any perquisites.
•

No Changes to Retirement Program or Benefits.  In 2010, we froze additional benefit accruals under our qualified defined benefit pension plan (our Pension Plan), and closed our Supplemental Executive Retirement Plan (our SERP) to new participants.  All named executives now receive retirement benefits under our defined contribution retirement plan, which has been in place since the Pension Plan was closed to new participants.  There were no changes to any of our retirement programs or benefits in fiscal 2017.

Compensation Philosophy and Objectives

As a company with a global reach in an operationally-demanding, volatile, highly cyclical, and capital-intensive business, we design our executive compensation program to achieve the following objectives:

•	promote a performance- and results-oriented environment;
•

align compensation with performance measures that are directly related to our company’s strategic goals, key financial and safety results, individual performance, and creation of long-term stockholder value without incurring undue risk;

•	attract, motivate, and retain the executive talent that we require to compete and manage our business effectively;
•	manage fixed costs by combining a more conservative approach to base salaries with more emphasis on performance-dependent and at-risk annual and long-term incentives;
•	maintain individual levels of compensation that are appropriate relative to the compensation of other executives at the company, at our peer companies, and across our industry generally; and
•	align the interests of executives and stockholders by delivering a significant portion of target compensation in equity or equity-based vehicles.

Since our compensation programs are designed to reward achievement of corporate objectives, we change our programs from time to time as our objectives change.  The specific principles followed and decisions made in establishing the compensation of our named executives for fiscal 2017 are discussed in more detail below.

Process of Setting Compensation

Our board of directors has delegated to the compensation committee the primary responsibility for overseeing our executive compensation program.  The compensation committee annually reviews and sets the compensation for our executive officers, reporting to the full board on all compensation matters regarding our executives and other key management employees.  For more information about the compensation committee’s responsibilities, see “Composition and Role of Board Committees – Compensation Committee.”

Role of the Chief Executive Officer.  Our CEO makes recommendations to the compensation committee with respect to salary, bonus, and long-term incentive awards for all executive officers other than himself.  He develops those recommendations based on competitive market information generated by the committee’s compensation consultant, the company’s compensation strategy, his assessment of individual performance, and the experience level of the particular executive.  After discussing those recommendations with the CEO, its consultant, and amongst themselves, the committee makes the final decisions on executive compensation.

Evaluating the Chief Executive Officer’s Compensation.  At the beginning of each fiscal year, the CEO presents the committee with a proposed list of objectives against which to measure his performance during that year.  The committee reviews these objectives with the CEO and then meets in executive session to further review, revise, and approve a final list of performance objectives for the CEO for the year.  In evaluating the CEO’s compensation, the committee reviews the competitive market information provided by its compensation consultant and bases its decisions regarding his compensation on our overall compensation strategy, the CEO’s self-assessment, and the committee’s independent assessment of his performance, using the objectives that the committee established at the beginning of the year as one point of analysis.  These deliberations are done in executive session so that the CEO is not present when the committee makes its determinations regarding his compensation.

Role of Compensation Consultant.  Our compensation committee has sole authority over the selection, use, and retention of any compensation consultant engaged to assist the committee in discharging its responsibilities.  Meridian Compensation Partners, LLC (Meridian) serves as the committee’s primary consultant.  The compensation committee’s primary consultant also surveys director compensation upon the request of the nominating and corporate governance committee, which is responsible for reviewing director compensation.  Meridian provides no other services to, nor has any other relationship with, our company.  As required by SEC rules, the committee has assessed Meridian’s independence and concluded that Meridian’s work has not raised any conflicts of interest.

Meridian provides competitive compensation market data for the committee to review and consider as part of its annual compensation determination process.  Specifically, market data is provided from two sources:

•	proxy-disclosed compensation information for our defined peer group of companies, which is made up of 19 similarly-sized industry energy service companies; and
•

a proprietary oilfield services compensation survey conducted by Willis Towers Watson, which includes compensation levels for each element of compensation paid to senior executives in the oilfield service industry, including several of our peer group companies.

Peer Group.  In consultation with Meridian, the committee reviews and approves our peer group annually, paying particular attention to mergers, acquisitions, and bankruptcies, each of which may make a peer company more or less aligned to our business.  In making its determinations regarding fiscal 2017 compensation, the committee reviewed detailed performance and compensation data on the companies in our peer group and the Willis Towers Watson survey, in which we participate.

Company	Tidewater’s Peer Group (All of fiscal 2017)	Companies included in Willis Towers Watson Oilfield Services Executive Compensation Survey (2016 Survey)
Archrock, Inc.	X
Atwood Oceanics, Inc.	X
Baker Hughes, Inc.		X
Bristow Group Inc.	X	X
Diamond Offshore Drilling, Inc.	X
Dril-Quip Inc.	X
Exterran Corporation		X
GulfMark Offshore, Inc.	X
Halliburton Company		X
Helix Energy Solutions Group	X
Helmerich & Payne, Inc.	X	X
Hornbeck Offshore Services Inc.	X
Kirby Corp.	X
McDermott International Inc.	X	X
National Oilwell Varco		X
Noble Corporation plc	X	X
Oceaneering International Inc.	X
Oil States International Inc.	X	X
Precision Drilling Corporation	X
Rowan Companies plc	X
Schlumberger Limited		X
SEACOR Holdings Inc.	X
ShawCor Ltd.		X
Superior Energy Services Inc.	X	X
TechnipFMC plc*	X
Tetra Technologies, Inc.		X

* FMC Technologies, Inc. prior to its January 2017 merger with Technip S.A.

Policy and Analysis.  We review our actual and target total direct compensation (base salary, target and actual payouts of annual cash incentive compensation, and annual long-term incentive grant values) in conjunction with the consultant’s compensation analyses in order to determine where target total direct compensation for our executive officers is likely to fall relative to our peer group.  Our general goal is for our target total direct compensation to fall within a competitive range of the median (50th percentile) of the companies included in the selected peer group.

We do not have a specific policy for the allocation of compensation between short-term and long-term compensation or cash and equity compensation.  However, in both cases, we strongly emphasize the at-risk and performance-based elements of compensation.

Maintaining median salary levels also allows us to appropriately manage our fixed cash obligations in our cyclical industry.  Base salaries for our named executives are generally below the median levels of our peer group and survey comparisons.  We emphasize at-risk incentive compensation in order to provide opportunities for our executives to achieve total cash compensation for successful performance that exceeds the median of cash compensation paid by our peers.  We link annual cash incentive compensation to the company’s achievement of annual performance goals, while we link our long-term incentive compensation to longer-term performance goals and the value of our common stock.

Realized Pay.  Periodically, the committee considers both tally sheets and a realized pay analysis prepared by Meridian.  The purpose of this analysis is to allow the committee to understand the total value of past and future compensation and benefits paid to our executives.  In addition, this type of tool aids the committee’s understanding of how current compensation decisions can have a long-term, potentially compounding impact on future wealth accumulation.

Consideration of Prior Say-on-Pay Vote Results.  We held our first non-binding stockholder advisory vote on executive compensation (“say-on-pay”) at our 2011 annual meeting.  Our board, considering the results of the 2011 say-on-pay frequency vote by our stockholders and on the recommendation of our compensation committee, has opted to hold these say-on-pay votes annually.  Our next advisory vote on the frequency of future say-on-pay votes will be held at our next annual meeting of stockholders.

At our 2015 and 2016 annual meetings, our stockholders overwhelmingly approved our executive compensation, with more than 95% of voting shares cast in favor of the say-on-pay resolution at each meeting.  The committee considers the results of the most recent say-on-pay vote along with other factors when making executive compensation decisions.  Considering, among other things, the substantial vote in favor of our compensation program for the last two years and other input received from our stockholders, the committee decided to generally maintain pay mix and levels for fiscal 2017 similar to those of fiscal 2016, with certain adjustments that the committee believed necessary given the realities of the business climate generally and our ongoing cost-cutting efforts.  Those adjustments, discussed in greater detail below under “Compensation Components,” included (1) a 20% reduction in short-term incentive targets from target levels in prior years and a discretionary downward adjustment on actual payouts from 153% to 120% of the already-reduced target, (2) the adoption of a retention bonus program, and (3) the deferral of any grants of long-term incentive awards until after the Effective Date.

Compensation Components

In a typical year, the three core components of our executive compensation program are base salary, an annual cash incentive, and long-term incentive awards.  However, fiscal 2017 was not a typical year, and the committee decided to defer consideration of any long-term incentive awards until the company’s emergence from bankruptcy, which is currently expected to occur in the second quarter of fiscal 2018.  In addition, given the challenges we faced in fiscal 2017, the committee adopted a special retention bonus program in order to motivate and retain key personnel through the restructuring.  This section discusses each of these compensation components as well as the retirement benefits, change of control protections, and limited perquisites provided to our executives.

Base Salary.  We review and determine salary levels for named executives prior to the beginning of each fiscal year.  Our annual base salary determinations are based on a variety of factors, including individual performance, market salary levels, our company’s overall financial condition, and industry conditions.  As mentioned previously, however, we are conservative in setting base salaries, consistent with our philosophy of placing greater emphasis on performance-driven compensation components.

Given the significant downturn in the energy markets that began during the second half of fiscal 2015, the committee decided not to approve any salary increases for our named executives for fiscal 2016 and 2017, consistent with a general company-wide salary freeze.  Towards the end of fiscal 2017, the committee determined to keep the salary freeze in effect for named executives and other senior management and therefore each named executive’s salary is expected to remain unchanged for fiscal 2018.

Annual Cash Incentive Compensation.  We pay annual cash incentives to our named executives for the purpose of rewarding both company and individual performance during the year.  Company performance is measured using three metrics – two financial metrics and a safety metric – under our Executive Officer Company Performance Annual Incentive Plan.  The compensation committee has discretion to decrease, but not increase, any amount payable to our named executives under this plan.  In addition, in order to reward our executives for individual performance, we have established a separate Individual Performance Executive Officer Annual Incentive Plan under which each of our named executives may earn a separate annual award based on the committee’s evaluation of his individual performance during the fiscal year.  Because of the uncertain economic outlook and in support of the Company’s cost-cutting efforts, the committee approved a decrease of 20% in each named executive’s overall annual incentive target opportunity (both company and individual plans) for fiscal 2017 from target opportunities in the prior fiscal year.

General Structure of the Program

Financial Metrics.  For fiscal 2017, the committee included two separate financial metrics in our annual incentive program – cash flow from operations (CFFO) and vessel operating margin percentage (VOMP).  We define CFFO as net cash provided by operating activities as reported in our consolidated statements of cash flows.  VOMP is equal to the difference between vessel revenue and vessel operating expenses, divided by vessel revenue, as reported in our consolidated statements of earnings.  These two metrics operate separately, with each representing 25% of the target incentive opportunity.

As noted previously, achieving acceptable levels of CFFO and VOMP are among our most important shorter-term company strategic objectives.  We believe that CFFO is a core measure of the company’s performance, and our focus on CFFO is intended, among other things, to incentivize management to focus on key cash flow initiatives, including timely collection of accounts receivable balances and working down the excess net working capital balance that has been generated by our Angolan operations.  CFFO is also important for long-term stockholder value creation in that it keeps management focused on the ability to fund growth through operations in an effort to manage debt levels.  We believe that VOMP, which captures vessel revenue net of vessel operating costs, is an important measure of the annual productivity of our asset base and is the main driver of our annual consolidated earnings performance.  VOMP is important for longer-term stockholder value creation in that it incentivizes expense reduction, which is critical during a period of declining revenues.

Safety Metric.  We include a safety performance component in our annual incentive program (25% of the target incentive opportunity) to reinforce our commitment to continue to be an industry leader in safety.  We believe that a safe work environment helps us to attract and retain a more experienced work force and gives us a competitive advantage among our peers, both in retaining existing business and when bidding for new work.  In addition, a strong safety record helps us to minimize our insurance premiums and the overall cost of doing business.

Individual Performance.  Our compensation committee also believes that it is important to recognize individual performance in our annual incentive program, and therefore includes an individual component representing 25% of the target incentive opportunity for each named executive.

Fiscal 2017 Target Awards.  At the beginning of each fiscal year, our compensation committee specifies target annual awards for each named executive.  The target award is a percentage of base salary. The percentage is determined by the named executive’s position and ability to directly influence our financial and safety performance, with reference to data supplied by Meridian related to the market for similar positions.  The following table shows, for each named executive, his target award for fiscal 2017, the percentage allocated to each component, and the amount of payout each component would have yielded at target level of performance:

Fiscal 2017 Annual Incentive Targets
	2017 AIP Target Award		Target Dollar Value of Each AIP Component (Each is 25% of Target)
Named Executive	Target % of Salary	Target Award	CFFO	VOMP	Safety	Individual Performance
	(%)	($)	($)	($)	($)	($)
Jeffrey M. Platt	88%	572,000	143,000	143,000	143,000	143,000
Quinn P. Fanning	76%	300,200	75,050	75,050	75,050	75,050
Jeffrey A. Gorski	76%	289,180	72,295	72,295	72,295	72,295
Bruce D. Lundstrom	76%	293,588	73,397	73,397	73,397	73,397
Joseph M. Bennett	76%	221,084	55,271	55,271	55,271	55,271

The total percentage of salary that the named executive is eligible to receive increases or decreases based upon performance above or below the target for each of the performance goals.  Once each component has been allocated a percentage of the total target award, it is evaluated independently of the other three components.  At performance above or below target, a given component may earn more or less than the target amount; however, there is a maximum possible payout under each component as described below under “Criteria for 2017” as well as a threshold performance level below which no payouts are earned for a given metric.  In addition to the component caps, the maximum possible payout under the company performance portion (the two financial and safety components together) is $3 million per participant.  As noted previously, the committee has discretion to reduce, which it did with respect to fiscal 2017 awards, but not increase, amounts payable under the plan.

Criteria for Fiscal 2017

In setting the targets for each of the two financial criteria, the committee considered the fiscal 2017 budget as well as the company’s past performance as measured against these criteria, both in the short term (the prior fiscal year) and in the longer-term (the average of the four prior fiscal years).  Consistent with past practice, the committee set the target performance level for each of these criteria at what it viewed as aggressive, yet attainable, levels.  In setting these goals, the committee considered the importance of setting the goals at levels that are financially meaningful yet realistically attainable in the current challenged economic environment in order to continue to incentivize management through the downturn.  Although the actual targets for fiscal 2017 were reduced from the prior year, the committee set those targets at levels it believed represented the same rigor as targets set in prior years, taking into consideration the expected reduced level of activity in the company’s challenged business environment.

Cash Flow from Operations.  For fiscal 2017, the committee set the CFFO targets as follows:

	CFFO	Payout
Performance Level	($millions)	(as a percentage of Component Target %)
Below Threshold	<($75 million)	0%
Threshold	($75 million)	25%
Target	$0	100%
Maximum	≥$200 million	300%

In setting these targets, the committee recognized that the company’s actual fiscal 2016 CFFO was $253 million, which would exceed the maximum CFFO target for fiscal 2017.  However, given the very challenging business environment and expected dramatic reductions in CFFO, the committee elected to set the target for fiscal 2017 in line with the Company’s estimate of fiscal 2017 performance, which was based on an assessment of the challenges and uncertainty of the current economic climate.

Vessel Operating Margin Percentage.  For fiscal 2017, the committee set the VOMP targets as follows:

		Payout
Performance Level	VOMP	(as a percentage of Component Target %)
Below Threshold	<30%	0%
Threshold	30%	20%
Target	34%	100%
Maximum	≥44%	300%

In setting these targets, the committee considered that the company’s actual fiscal 2016 VOMP was approximately 40.5%, within the range of fiscal 2017 target and maximum payout.  However, given the challenging business environment that was widely expected to persist through fiscal 2017, the committee decided to set the fiscal 2017 target in line with expected company performance for the year.

Safety Criteria.  The safety performance component is based upon our achievement of a pre-established goal for the fiscal year, which is based upon our Total Recordable Incident Rate (TRIR) per 200,000 work hours.  Like the other three components, payout based on safety performance is scaled within a certain range of results – for the safety component, the higher the TRIR, the smaller the payout.  A TRIR above a certain threshold results in no payout.  The committee retains discretion to adjust the safety payout downward based on its assessment of the frequency and severity of lost time accidents and other significant incidents, which includes property and environmental incidents.

A TRIR below a certain level will entitle a named executive to a payment in an amount that is greater than the safety component’s 25% target award and which may be up to two times the 25% target award.  As noted previously, the safety performance portion operates independently from the other components.

For the past five years prior to fiscal 2017, the committee has set the TRIR target at 0.20, which represents both a significantly better safety performance than the industry average and a more stringent TRIR target than that set by many of our peers.  For fiscal 2017, the committee set the TRIR target at 0.18.  A maximum 200% payout would be earned for TRIR at or below 0.10, a level achieved only once in the company’s sixty year history, and no payout would be earned if the TRIR equaled or exceeded 0.22.

Individual Criteria.  As noted previously, at the beginning of a fiscal year, the compensation committee reviews a list of broad objectives proposed by the CEO to be used to measure his individual performance during the fiscal year, revises that list as it deems necessary, and then communicates the final list of objectives to the CEO.  The CEO advises each other named executive of the individual qualities and goals on which he will be evaluated for the year.  For each named executive, these unweighted criteria and goals are discussed under “Calculation of 2017 Annual Incentive – Individual Performance.”  The maximum individual performance payout may not exceed two times the executive’s target amount.

Calculation of 2017 Annual Incentives

For fiscal 2017, each named executive earned 153% of his overall target annual incentive award, although the compensation committee, having reviewed preliminary payout estimates at its March 2017 meeting, exercised its discretion and adjusted the overall awards downward, capping them at 120% of target (equating to a total reduction of $553,850 for the named executives.)  The main driver of the 153% of target performance was the exemplary safety performance for fiscal 2017, in which the company achieved one of the best TRIR performances in company history and incurred no lost time accidents. Additionally, CFFO and VOMP metrics achieved much greater than target performance as a result of proactive cost cutting efforts in reaction to significant revenue reductions resulting from continued decreases in customer spending in the offshore oil services industry, emphasis on accounts receivable collections and the negotiation and collection of $39.1 million of revenue related to our early cancellation of a long-term vessel charter contract during fiscal 2017.

If safety performance had achieved target rather than achieving the maximum, and had the $39.1 million of revenue related to early cancellation of a long-term vessel charter contract not been negotiated and collected in fiscal 2017, the overall percentage payout to each named executive would have been below target.  If the $39.1 million of early cancellation revenue and collection had not occurred in fiscal 2017, the overall percentage payout to each named executive would have been approximately 123% of target.

The following table shows the breakdown of the total payout to each named executive among the four components, net of the downward adjustment approved by the committee, which was applied as a reduction against the three company performance metrics:

Calculation of Fiscal 2017 Annual Incentive Program Payout
Named Executive	Target Incentive Award ($)	Fiscal 2017 Component Payouts				Discretionary Downward Adjustment ($)	Total Award Earned ($)	As a % of Target Award
		CFFO ($)	VOMP ($)	Safety ($)	Individual ($)
Jeffrey M. Platt	572,000	175,289	271,128	286,000	143,000	(189,017)	686,400	120%
Quinn P. Fanning	300,200	91,996	142,295	150,100	75,050	(99,201)	360,240	120%
Jeffrey A. Gorski	289,180	88,619	137,071	144,590	72,295	(95,559)	347,016	120%
Bruce D. Lundstrom	293,588	89,970	139,161	146,794	73,397	(97,016)	352,306	120%
Joseph M. Bennett	221,084	67,751	104,793	110,542	55,271	(73,057)	265,300	120%

The calculation of the payout for each component is discussed below.

Cash Flow from Operations (25% of target incentive opportunity).  For fiscal 2017, our actual CFFO as reported in our statements of cash flows was $29.8 million, which exceeded the target but fell short of the maximum level, generating a payout of approximately 123% of target for each of our named executives.

Vessel Operating Margin Percentage (25% of target incentive opportunity).  For fiscal 2017, our actual VOMP based on our consolidated statements of earnings was 38.5%, which exceeded the target but fell short of the maximum level, generating a payout of approximately 190% of target for each of our named executives.  We calculated this 38.5% VOMP by subtracting reported vessel operating costs of $359.2 million from reported vessel operating revenues of $583.8 million, then dividing the result, vessel operating margin of $224.6 million, by reported vessel operating revenue.

Safety (25% of target incentive opportunity).  The TRIR for fiscal 2017 was 0.10, one of the best performances in company history, which achieved the maximum level, generating a payout of 200% of target for each of our named executives.  In addition, there were no lost time accidents during the fiscal year.

Individual Performance (25% of target incentive opportunity).  For purposes of awarding the individual performance portion of the annual incentive award to the named executives, the compensation committee independently assessed the performance of the CEO but relied on the judgment of our CEO in assessing the performances of our other named executives.  Each named executive received 100% of his target individual performance award.

•

Mr. Platt’s award was based upon his leadership in guiding our company during a challenging year that included further reductions in exploration and production spending that resulted in reduced revenue for the company; his continued success in guiding our safety, compliance, financial and operational programs through the downturn in our business environment, including implementation of significant cost reduction initiatives and additional efforts to maintain adequate liquidity to enable the company to withstand the continued economic downturn; and his continued efforts to manage our working capital position in Angola.  Additionally, during 2017 he guided the company to a restructuring of the company’s balance sheet, which culminated with the execution of the RSA, supported by a very high percentage of the company’s lenders and noteholders, in May 2017.

•

Instrumental in Mr. Gorski’s award were his leadership in all aspects of our global operations in a challenging commercial environment, including the incorporation of increasingly sophisticated vessels into our fleet, increased focus on operational excellence initiatives and implementation of cost-cutting initiatives, including the efficient stacking of company vessels.

•

With regards to Mr. Fanning, his leadership in continuing to maintain our financial discipline, including the continued development of specific cost reduction initiatives in this challenged business environment, and his success in maintaining adequate current liquidity, good financial systems, financial controls and proper staffing for the company were important factors in his award. As with Mr. Platt, he was instrumental in guiding the company in its balance sheet restructuring efforts.

•

Mr. Lundstrom’s continued positive efforts, including his involvement in significantly reducing the company’s capital expenditure commitments through renegotiations of many vessel construction contracts over the past two years, his continued oversight of our compliance program and the discharge of his general duties as our general counsel led to his award.  His award was also based upon significant involvement and guidance in the company’s balance sheet restructuring efforts.

•

Mr. Bennett’s continued successful relationship with the investment community and oversight of the company’s human resources functions, including development of critical incentive compensation programs, during a very challenging business environment and other contributions to the company were considered in his award.

Long-term Incentive Compensation.  We have historically granted long-term incentive compensation in the form of annual equity or equity-based grants to our named executives, generally using a multiple of each executive’s base salary to determine the overall grant size.  The committee typically approves these grants to its officers during the last month of the company’s fiscal year (March).  However, given the restructuring negotiations that were underway during the final quarter of fiscal 2017, the committee decided to defer consideration of any long-term incentive grants until the resolution of that process. Thus, the named executives did not receive any long-term incentive awards during fiscal 2017.

Please see “Effect of Restructuring on Executive Compensation” below for more information on (1) the new equity incentive plan that was attached as an exhibit to the RSA and the equity grants that are scheduled to be made to certain named executives following the Effective Date and (2) the conditional waivers executed by our named executives at the same time that the RSA was executed, which, among other things, amended the terms of certain outstanding long-term incentive awards.

Forfeitures of Performance Awards.  Adherence to a pay-for-performance philosophy means that an executive’s compensation will rise and fall with corporate performance.  As demonstrated in the following table, just prior to the end of fiscal 2017, performance-based RSUs granted in fiscal 2014, which measured performance over a three-year period ending on March 31, 2017, were forfeited as the underlying performance metrics were not met.

	Fiscal 2014	Total Dollar Value Forfeited
	Performance-Based RSUs Forfeited on 3/21/17(1)	Valued as of Forfeiture Date(2)	Valued as of Grant Date(3)
Named Executive	(#)	($)	($)
Jeffrey M. Platt	31,415	$233,413	$2,160,572
Quinn P. Fanning	10,133	75,288	696,878
Jeffrey A. Gorski	10,133	75,288	696,878
Bruce D. Lundstrom	8,444	62,739	580,736
Joseph M. Bennett	6,080	45,174	418,152
Totals	66,205	$491,902	$4,553,216

(1)

Vesting of one-half of these performance-based RSUs granted in 2014 was contingent upon the company’s three-year TSR rank (for the period April 1, 2014 to March 31, 2017) relative to a defined peer group, while vesting of the other half was contingent upon the company’s return on total capital (ROTC) over the same three-year period.  Just prior to the end of fiscal 2017, the committee determined the company’s performance fell below threshold on each of the two metrics and thus all RSUs were forfeited.

(2)	Reflects the aggregate dollar value of all shares forfeited, based on the closing price of a share of our common stock on the forfeiture date.
(3)

Reflects the aggregate grant date dollar value of all shares forfeited, as reported in the compensation tables of our 2014 proxy statement.  The RSUs subject to the ROTC performance condition were valued based on the closing sale price per share on the grant date, while the RSUs that were subject to a relative TSR metric were valued based on probable outcome of the performance condition using a Monte Carlo simulation.

The forfeitures described in the table above were in addition to the nearly $4.9 million aggregate value of performance awards previously forfeited by our current named executives during the past five fiscal years, calculated based on the value of those awards on the respective forfeiture dates (or nearly $10.1 million, valuing those awards as of the respective grant dates).

December 2016 Retention Program.  Given the increasing importance of retaining key personnel in order to effectuate a successful restructuring amid the demands of operating the business through a prolonged industry downturn, in December 2016, the committee, in consultation with its compensation consultant, adopted a special incentive bonus program (the “Retention Program”).  The Retention Program is designed to motivate and retain officers and certain key personnel through the current industry down cycle and to support important restructuring initiatives of the company.

Under this program, which is designed to supplement (rather than replace) the company’s existing compensation arrangements, each named executive is eligible to earn a bonus (the “Retention Bonus”), divided into three separate installment payments.  Because a primary purpose of the Retention Bonuses is to retain essential personnel through a critical one-year period in the life of the company, the incentive agreement included certain restrictive covenants (including agreements not to compete or solicit company clients or employees) that apply during the one year retention period (through December 15, 2017) and, in the event that the named executive terminates employment during the year without “good reason,” for one year from the date of termination.

The first installment, equal to 50% of the Retention Bonus, was paid to each named executive on December 15, 2016, the execution date of the incentive agreement.  The second installment, equal to 25% of the Retention Bonus, was paid on April 14, 2017 (120 days after the incentive agreement’s effective date), although it would have been paid on execution of the RSA, if that event had occurred prior to April 14.  The third installment (the final 25%) will be paid on the earlier of (a) the the Effective Date of the Prepackaged Plan or (b) December 15, 2017 (the end of the one year retention period).

In addition, the incentive agreement provides for a full or partial clawback of Retention Bonus amounts paid to the named executive if, prior to December 15, 2017, he terminates employment under either of two scenarios.  Specifically, if the named executive terminates his employment without “good reason,” including retirement, he will be required to repay a pro rata portion of any amounts already paid to him, based on the aggregate amount paid and the percentage of the one-year retention period worked.  In addition, in the event of a termination by the company for “cause,” the named executive will be required to repay any portion of the Retention Bonus he has already received and will forfeit all rights to any future Retention Bonus payments.

Full payment of the Retention Bonus will be accelerated if the named executive dies, becomes disabled, or if his employment is terminated by the company without “cause” or by the named executive for “good reason,” although full payout under these last two scenarios would be conditioned upon the execution of a full waiver and release of claims.

Retirement Benefits.  Our named executives participate in employee benefit plans generally available to all employees.  These broad-based plans include a Pension Plan (now frozen and closed to new participants) and a qualified defined contribution Retirement Plan.  We have frozen the benefits under our Pension Plan for all participants effective December 31, 2010, and there will be no future benefit accruals under that plan.  Since January 1, 2011, qualified retirement benefits have been provided through our Retirement Plan.

In addition to these broad-based programs, we provide our executives with a non-qualified deferred compensation plan, the Supplemental Savings Plan, which acts as a supplement to our Retirement Plan, and a SERP that operates as a supplement to our Pension and Retirement Plans.  Both the Supplemental Savings Plan and the SERP are designed to provide retirement benefits to our officers that they are precluded from receiving under the underlying qualified plans due to the compensation and benefit limits in the Internal Revenue Code.  The SERP has been closed to new participants since March 1, 2010, although individuals who were participants as of that date continue to accrue benefits under it.  These plans are described in more detail in “Executive Compensation – Fiscal 2017 Pension Benefits” and “Executive Compensation – Fiscal 2017 Non-Qualified Deferred Compensation.”

Change of Control Agreements.  We have entered into change of control agreements with our officers, including each of our named executives.  We continue to offer our executives change of control benefits for several reasons.  Change of control protections for our named executives and other key personnel are an important part of good corporate governance, as they alleviate individual concerns about the possible involuntary loss of employment and ensure that the interests of our named executives will be materially consistent with the interests of our stockholders when considering corporate transactions.  In addition, we believe that these change of control protections preserve morale and productivity and encourage retention in the face of the potential disruptive impact of an actual or potential change of control of our company.  Information regarding the current change of control agreements, including the estimated amounts payable to each named executive, is set forth under the heading “Potential Payments upon Termination or Change in Control – Change in Control.”

However, in early fiscal 2017, the committee made a decision to renegotiate all outstanding change in control agreements with its officers and therefore gave notice on each of these outstanding agreements, which will now expire on December 31, 2017 unless a “change in control” occurs on or prior to that date.  The committee intends to have appropriate replacement change of control protections in place with each of its current officers prior to the expiration of his current agreement.

A few of these legacy agreements include the right to receive an excise tax gross-up if such a tax is triggered in connection with the officer’s termination following a change of control.  Notably, our CEO’s legacy agreement does not include the right to an excise tax gross-up.  The committee’s policy for the past six years has been that the company would no longer provide that benefit in any future change of control agreements.  Although this process is ongoing, the committee expects that, among other things, the renegotiation of these agreements will result in the elimination of all excise tax gross-up provisions.

The restructuring transaction that would be effected by the Bankruptcy Court’s approval of the Prepackaged Plan could qualify as a “change of control” under certain compensation plans or programs, including these legacy change of control agreements.  However, each of our officers, including our named executives, has executed a conditional waiver of certain rights that otherwise might be triggered under his current change of control agreement and certain other compensatory arrangements.  Please see “Effect of Restructuring on Executive Compensation – Change in Control Waivers” below for more information on these conditional waivers.

Other Benefits.  We also provide certain limited perquisites to our named executives.

Use of Corporate Airplane.  The committee has a policy that any personal use of the corporate aircraft is limited.  For fiscal 2017, among our named executive officers, only our CEO had any personal aircraft usage attributed to him, and his use was modest ($21,229).  However, the corporate airplane was sold during the third quarter of fiscal 2017 as part of the cost cutting measures taken by the company during this downturn in the business environment.

Other Perquisites.  For fiscal 2017, the other perquisites provided to our named executives consisted primarily of club dues for one country club membership for each named executive, financial planning services, lunch club memberships, and a corporate apartment in Houston for Mr. Platt, who is required to divide his time between our Houston and New Orleans offices.  We do not provide tax gross-ups on any perquisites.

Other Compensation and Equity Ownership Policies

Clawback Policy.  Under our Executive Compensation Recovery Policy, we may recover cash and equity incentive compensation awarded if the compensation was based on the achievement of financial results that were the subject of a subsequent restatement of our financial statements if the executive officer engaged in intentional misconduct that caused the need for a restatement and the effect was to increase the amount of the incentive compensation.

Stock Ownership Guidelines.  Under our stock ownership guidelines, our officers are required to hold the following amounts of company stock within five years of becoming an officer:

•	5x salary for the chief executive officer;
•	3x salary for the chief operating officer, chief financial officer, and executive vice presidents; and
•	2x salary for all other officers.

If an officer’s ownership requirement increases because of a change in title or if a new officer is added, a five-year period to achieve the incremental requirement begins in January following the year of the title change or addition as an officer.  For our executives, the guidelines specify that time-based restricted stock, RSUs, and phantom stock units count as shares of company stock, but performance-based awards do not.  As of the end of fiscal 2017, all executive officers were in compliance with this policy.

Prohibition on Hedging and Pledging Transactions.  Each of our named executives is subject to our Policy Statement on Insider Trading, an internal company policy adopted by our board.  This policy includes a blanket prohibition on engaging in certain forms of hedging or monetization transactions, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds with respect to our securities, regardless of whether those securities were received as compensation.  This prohibition applies to all company insiders (including our directors and our named executives) as well as all of our other employees.  In addition, the policy includes a blanket prohibition on insiders pledging company securities as collateral for a loan or any other purpose.

Section 162(m) of the Internal Revenue Code.  Section 162(m) of the Code prohibits us from deducting more than $1 million in compensation paid to certain executive officers in a single year.  An exception to the $1 million limit is provided for “performance-based compensation” that meets certain requirements, including approval by the company’s stockholders.  Our stock options and the cash based performance awards granted in fiscal 2015 and fiscal 2016 are designed to qualify as “performance-based compensation” deductible under Section 162(m).  In addition, in order that the company performance portion of our annual cash incentive awards may qualify as “performance-based compensation” under Section 162(m) and be deductible, this portion of the fiscal 2017 annual incentive awards was paid to our named executives under the Tidewater Inc. Executive Officer Annual Incentive Plan, which was last approved by stockholders at our 2013 annual meeting.

However, there can be no assurance that compensation awarded or paid by the company that is intended to qualify as “performance-based compensation” under Section 162(m) will, in fact, be fully deductible when paid.  Section 162(m) is highly technical and complex, so that even when we seek favorable tax treatment under that provision, we cannot assure you that our tax position will prevail.  Further, while we will seek to grant deductible forms of compensation to the extent practicable, the committee believes it is important to preserve flexibility in administering compensation programs.  Accordingly, the committee has not adopted a policy that all compensation must qualify as deductible under Section 162(m).  The committee intends to monitor compensation levels and the deduction limitation.

Effect of Restructuring on Executive Compensation

As described in greater detail under Item 7 of this Annual Report on Form 10-K under the heading, “Reorganization and chapter 11 Proceedings,” the company and certain of  its subsidiaries filed voluntary petitions in the Bankruptcy Court on May 17, 2017 seeking chapter 11 relief.  Although this filing occurred after the end of  fiscal 2017, the executed RSA and the Prepackaged Plan include proposed new compensatory arrangements with our named executives, conditioned upon the Bankruptcy Court’s confirmation of the Prepackaged Plan) and, in turn, our named executives have granted conditional waivers of certain rights they might otherwise have under existing compensatory arrangements.

Management Incentive Plan. A new Management Incentive Plan (the “Tidewater Inc. 2017 Stock Incentive Plan” or “MIP”) is included as an exhibit to the RSA and would be effective upon the Prepackaged Plan’s approval by the Bankruptcy Court, subject to ratification by the board of directors following the Effective Date.  Common stock representing 8% of the pro forma fully diluted common equity in reorganized Tidewater would be reserved for issuance under the MIP; 3% would be issued as grants of time-based restricted stock units within 30 days of the Effective Date (the Emergence Grants), with up to 5% available for future grants in the discretion of the compensation committee.

Each of the Emergence Grants will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued employment, or if earlier, such grants will vest in full upon an involuntary termination of employment without “cause” or a voluntary resignation with “good reason” (each as defined in the MIP). The Emergence Grants also contain a customary covenant not to disclose confidential information of Tidewater, a one-year post-employment covenant not to compete, and a two-year post-employment covenant not to solicit employees away from Tidewater.

Each of the named executive officers is eligible to participate in the MIP. However, only three of them (Messrs. Fanning, Gorski, and Lundstrom) will receive an Emergence Grant, with each such grant equal to 17% of the aggregate Emergence Grants, and the remaining 49% of the Emergence Grants allocated among other officers and key employees.

Mr. Platt, as chief executive officer, elected not to receive an Emergence Grant and any MIP grant to him will be determined by the board after the Effective Date.  Mr. Bennett, who has 27 years of service with the company, also elected not to receive an Emergence Grant, given that he anticipates retiring from the company prior to the end of the full three-year vesting period for the Emergence Grants.

Change in Control Waivers. On May 11, 2017, the company entered into conditional waiver letter agreements (the “CiC waivers”) with each officer of the Company, including each of the named executives. These CiC waivers amend certain existing compensation arrangements as described in greater detail below.

The CiC waiver for each named executive provides that (1) the consummation of the restructuring transaction will not be a “Change in Control” under (a) the named executive’s current change in control agreement, (b) his fiscal 2015 and fiscal 2016 incentive agreements, providing for the grant of options and cash-based performance awards, or (c) his outstanding phantom stock unit agreements; and (2) any outstanding unvested phantom stock units will be forfeited, without any payment to the named executive, immediately prior to the Effective Date.

In addition, the CiC waiver for each named executive who is scheduled to receive an emergence grant (Messrs. Fanning, Gorski, and Lundstrom) provides that any unvested cash-based performance awards will be forfeited, without any payment to the named executive, immediately prior to the Effective Date.

These CiC waivers will automatically terminate and become null and void in the event that (1) during the pendency of the restructuring, there is a material change to the terms of the RSA that results in any party, other than the Consenting Creditors, (a) receiving a majority of the voting common stock of the company as of the Effective Date or (b) gaining control of all or substantially all of the assets of the company and its subsidiaries through an asset sale in bankruptcy; (2) the consummation of the restructuring does not occur; or (3) the existing non-qualified deferred compensation plans in which the named executive participates are not assumed as executory contracts as part of the Prepackaged Plan.

Additionally, for each named executive who is receiving an emergence grant, the CiC Waiver will terminate if, within 30 days of the Effective Date, the board fails to adopt the MIP or to award the named executive his emergence grant. In addition to voiding the CiC Waiver, the non-occurrence of either of these events will constitute “good reason” under the named executive’s change of control agreement. If not cured within the cure period provided in that agreement, the named executive may terminate his employment, in which case he will be entitled to a cash payment in an amount equal to the fair market value of his scheduled emergence grant, which will be in addition to any other amounts owed to him under the terms of his change of control agreement.

Although Mr. Platt elected not to receive an emergence grant, his CiC Waiver includes a condition similar to that described in the last paragraph. Specifically, the board’s non-adoption of the MIP or its failure to award an emergence grant to any officer with the title of Vice President or higher to whom an emergence grant has been allocated (except as otherwise agreed by that officer) voids Mr. Platt’s CiC Waiver and will constitute “good reason” for termination under his change of control agreement, subject to its notice and cure provisions.

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. du Moulin, Foster, Pattarozzi, Potter, and Thompson.  None of the members of our compensation committee has been an officer or employee of our company or any of our subsidiaries.  No executive officer of our company served in the last fiscal year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of our board or on our compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based upon this review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Richard T. du Moulin, Chairman

Morris E. Foster

Richard A. Pattarozzi

Robert L. Potter

Jack E. Thompson

Fiscal 2017 Summary Compensation Table

The following table summarizes, for the fiscal year ended March 31, 2017, the compensation paid to each of our named executives in all capacities in which they served.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5) ($)	All Other Compen-sation(6) ($)	Total ($)
Jeffrey M. Platt President and Chief Executive Officer	2017	650,000	718,000	--	--	543,400	2,116,652	70,875	4,098,927
	2016	650,000	171,600	969,183	290,807	717,950	1,286,486	73,275	4,159,301
	2015	650,000	178,750	1,162,504	482,355	744,673	1,240,113	89,860	4,548,255
Quinn P. Fanning Executive Vice President and Chief Financial Officer	2017	395,000	375,050	--	--	285,190	405,514	43,660	1,504,414
	2016	395,000	91,936	625,287	187,655	376,798	237,325	41,072	1,955,073
	2015	395,000	91,936	750,006	311,259	390,823	275,637	42,240	2,256,901
Jeffrey A. Gorski Executive Vice President and Chief Operating Officer	2017	380,500	359,795	--	--	274,721	--	70,651	1,085,667
	2015	380,500	85,850	625,287	187,655	362,967	--	61,879	1,704,138
	2015	380,500	87,658	750,006	311,259	376,476	--	59,367	1,965,266
Bruce D. Lundstrom Executive Vice President, General Counsel, and Secretary	2017	386,300	373,397	--	--	278,909	424,750	18,939	1,482,295
	2016	386,300	89,911	541,911	162,635	368,500	240,778	19,164	1,809,199
	2015	386,300	91,746	650,005	269,758	382,215	272,963	20,011	2,072,998
Joseph M. Bennett Executive Vice President and Chief Investor Relations Officer	2017	290,899	205,271	--	--	210,029	839,187	53,155	1,598,541
	2016	290,899	66,325	375,172	112,591	277,494	413,153	52,873	1,588,507
	2015	290,899	69,089	450,004	186,755	287,823	549,528	53,877	1,887,975

(1)

This figure represents amounts actually paid to each named executive based on his individual performance during the fiscal year under our Individual Performance Executive Officer Annual Incentive Plan; however, the amount reported for fiscal 2017 also includes the first installment payment of each named executive’s Retention Bonus (Mr. Platt, $575,000; Mr. Fanning, $300,000; Mr. Gorski, $287,500; Mr. Lundstrom, $300,000; Mr. Bennett, $150,000), under the Retention Program that was adopted in the third quarter of fiscal 2017.

(2)

No long-term incentive grants were made in fiscal 2017, as the compensation committee decided to defer any such grants until the conclusion of the restructuring process.  For fiscal 2015 and 2016, this figure represents the value of the time-based phantom stock units granted to each named executive as part of his long-term incentive award for that year.  Phantom stock units are valued based on the aggregate grant date fair value computed in accordance with

FASB ASC Topic 718 at the closing sale price per share of our common stock on the date of grant.  For information regarding the assumptions made by us in valuing our phantom stock units, please see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)

No long-term incentive grants were made in fiscal 2017, as the compensation committee decided to defer any such grants until the conclusion of the restructuring process.  For fiscal 2015 and 2016, this figure represents the aggregate grant date fair value of the options granted to the named executives, computed in accordance with FASB ASC Topic 718 and determined using the Black-Scholes option model.  For information regarding the assumptions made by us in valuing the option awards made to our named executives, see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	Represents amounts actually paid to our named executives based on company performance for the fiscal year under our Company Performance Executive Officer Annual Incentive Plan.
(5)

Reflects the change from the prior fiscal year in the actuarial present value of each named executive’s accumulated benefit under our qualified Pension Plan (in which only Messrs. Platt and Bennett participate, and which has been frozen since December 2010) and our non-qualified Supplemental Executive Retirement Plan (in which all named executives except Mr. Gorski participate).  Although the actuarial present value of these accumulated benefits has increased significantly during each of fiscal years reported in the table, there have been no changes in the benefits provided under these plans, each of which has been closed to new participants for at least six years. The significant increase in this figure for each named executive for fiscal 2017 as compared to fiscal 2016 and fiscal 2015 is primarily due to the adoption of the Retention Program. The Retention Program increased the amount of cash compensation paid to each officer in fiscal 2017, which is the basis on which plan benefits are calculated.

(6)

For each named executive, this value reflects (i) company contributions to the Retirement Plan and the Supplemental Savings Plan (SSP) and (ii) the total value of all perquisites received during fiscal 2017, each as set forth below:

	Contributions to Retirement Plan and SSP	Perquisites (7), (8)	Total, All Other Compensation
Name	($)	($)	($)
Mr. Platt	17,820	53,055	70,875
Mr. Fanning	23,750	19,910	43,660
Mr. Gorski	47,724	22,927	70,651
Mr. Lundstrom	16,950	1,989	18,939
Mr. Bennett	32,850	20,305	53,155

The fiscal 2017 “Perquisites” figures reported above include the following: for all five named executives, financial planning and income tax preparation ($16,625 for Mr. Platt, $12,295 for each of Messrs. Fanning, Gorski, and Bennett, and $1,025 for Mr. Lundstrom) and parking; club memberships for three named executives ($6,651 for Mr. Fanning, $7,624 for Mr. Gorski, and $5,436 for Mr. Bennett); and for Mr. Platt, a corporate apartment in Houston (see footnote 7) and personal use of our corporate airplane (see footnote 8).  We do not reimburse any executive for tax liability incurred in connection with any perquisite.

(7)

As our chief executive officer, Mr. Platt divides his time between our New Orleans and Houston offices, and thus we cover the cost of maintaining a corporate apartment in Houston for him.  We value this perquisite by subtracting from the actual annual cost of the apartment the estimated amount saved on hotel room expenses for the number of nights Mr. Platt spent in Houston.  For fiscal 2017, the aggregate incremental cost to the company to provide this benefit to Mr. Platt was $11,901.

(8)

The “All Other Compensation” figure for Mr. Platt includes his personal use of our company’s airplane.  The board’s policy has been that personal use of the airplane should be limited, and the compensation committee regularly monitored such use.  In fiscal 2017, the aggregate incremental cost to the company for Mr. Platt’s personal use of the airplane was $21,229.  This figure was calculated by multiplying the number of hours of personal use by the hourly cost to operate the airplane, adding in incidental expenses.  However, the corporate airplane was sold during the third quarter of fiscal 2017 as part of the company’s cost cutting measures during the downturn in the industry.

Fiscal 2017 Grants of Plan-Based Awards

The following table presents additional information regarding all non-equity incentive plan awards granted to our named executives during the fiscal year ended March 31, 2017.  As described in greater detail in the CD&A, there were no long-term incentive awards granted to our named executives during the fiscal year.

Name and Type of Grant	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(4) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Jeffrey M. Platt
Annual Cash Incentive: Company Performance(1)	--	100,100	429,000	1,144,000
Individual Performance(2)	--	--	143,000	286,000
Retention Bonus(3)	12/15/16	--	1,150,000	--
Quinn P. Fanning
Annual Cash Incentive: Company Performance(1)	--	52,536	225,150	600,400
Individual Performance(2)	--	--	75,050	150,100
Retention Bonus(3)	12/15/16	--	600,000	--
Jeffrey A. Gorski
Annual Cash Incentive: Company Performance(1)	--	50,607	216,885	578,360
Individual Performance(2)	--	--	72,295	144,590
Retention Bonus(3)	12/15/16	--	575,000	--
Bruce D. Lundstrom
Annual Cash Incentive: Company Performance(1)	--	51,377	220,191	587,176
Individual Performance(2)	--	--	73,397	146,794
Retention Bonus(3)	12/15/16	--	600,000	--
Joseph M. Bennett
Annual Cash Incentive: Company Performance(1)	--	38,690	165,812	442,166
Individual Performance(2)	--	--	55,271	110,542
Retention Bonus(3)	12/15/16	--	300,000	--

(1)

Each of our named executives was eligible to receive a cash bonus under our Company Performance Executive Officer Annual Incentive Plan based on the company’s achievement of annual performance goals.  The amount actually paid to each executive for fiscal 2017 pursuant to this program is reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”  The Company Performance Executive Officer Annual Incentive Plan provides for a maximum award amount of $3 million per participant.

(2)

Each of our named executives was also eligible to receive a cash bonus under our Individual Performance Executive Officer Annual Incentive Plan based on his individual performance during fiscal year 2017.  The amount actually paid to him for fiscal 2017 is included in the “Bonus” column of the “Fiscal 2017 Summary Compensation Table.”  The Individual Performance Executive Officer Annual Incentive Plan, which does not contain a threshold performance level, provides for a maximum award of 200% of target.

(3)

As discussed in greater detail in the CD&A, during the third quarter of fiscal 2017, the company implemented a Retention Program designed to motivate and retain officers and certain key personnel through the current industry down cycle and to support important restructuring initiatives of the company.  The amount reported under “target” is the total amount payable under the program to each named executive, to be paid in three installments.  The first installment (50% of the total) was paid to each named executive on December 15, 2016 and is included in the “Bonus” column of the Summary Compensation Table for 2017.  The second installment (25% of the total) was paid to each named executive on April 14, 2017 and the final installment (remaining 25%) will be paid on the earlier to occur of the Effective Date or December 15, 2017.

(4)

As discussed in greater detail below and in the CD&A, our named executives did not receive any long-term incentive awards in fiscal 2017, as the compensation committee decided to defer action on any such awards until the conclusion of the restructuring process.

Salary.  Salaries paid to each named executive for fiscal 2017 accounted for the following percentages of their total annual compensation (not including changes in pension value and nonqualified deferred compensation earnings): Mr. Platt, 33%; Mr. Fanning, 36%; Mr. Gorski, 35%; Mr. Lundstrom, 37%; and Mr. Bennett, 38%.

Bonus and Non-equity Incentive Plan Compensation.  The bonus and non-equity incentive plan compensation set forth in the tables above reflects annual cash incentive compensation under our Company Performance Executive Officer Annual Incentive Plan and our Individual Performance Executive Officer Annual Incentive Plan.  The annual cash incentive compensation is earned based upon two financial metrics (cash flow from operations and vessel operating margin percentage), safety performance, and individual performance.  The amounts actually earned by each of our named executives are reflected in the Fiscal 2017 Summary Compensation Table, while the Fiscal 2017 Grants of Plan-Based Awards table reports the range of possible outcomes under the plans.  The performance goals are discussed in greater detail under the heading “Compensation Discussion and Analysis – Compensation Components – Annual Cash Incentive Compensation.”

In addition to these plans, in December 2016, the committee implemented a special Retention Program designed to motivate and retain officers and certain key personnel through the current industry down cycle and to support important restructuring initiatives of the company.  Payments to our named executives are made in three installments over fiscal 2017 and fiscal 2018.  For more information on this program, see “Compensation Discussion and Analysis – Compensation Components – 2016 Retention Program.”

Long-Term Incentive Compensation.  Although we typically grant long-term incentive awards to our executives each year, for fiscal 2017, the compensation committee decided to defer consideration of such awards until the conclusion of the restructuring process.  As described in greater detail in the CD&A under “Effect of Restructuring on Executive Compensation – Management Incentive Plan,” a new equity incentive plan in which all of our named executives will be eligible to participate, is included as an exhibit to the RSA and certain named executives are scheduled to received time-vested restricted stock grants under it within 30 days of the Effective Date.

Employment Agreements. None of the named executives has a written employment agreement with the company, although each is party to a change of control agreement as described in greater detail under “Potential Payments Upon Termination or Change in Control.”  As described in greater detail in the CD&A, in early fiscal 2017, the committee made a decision to renegotiate all outstanding change in control agreements with its officers and therefore gave notice on each of these outstanding agreements, which will now expire on December 31, 2017 unless a “change in control” occurs on or prior to that date.  The committee intends to have appropriate replacement change of control protections in place with each of its current officers prior to the expiration of his current agreement.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table details the outstanding equity awards held by our named executives as of March 31, 2017.

Name	Option Awards(1)				Stock Awards(2)
	Securities Underlying Unexercised Options				Stock Awards that Have Not Vested
	Number Exercisable (#)	Number Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units (#)	Market Value(3) ($)
Jeffrey M. Platt	23,263	--	56.71	3/5/2018	106,609	122,600
	33,398	--	33.83	3/4/2019
	35,864	--	45.75	3/3/2020
	58,046	29,022	22.80	3/17/2025
	29,023	58,045	7.21	3/21/2026
Quinn P. Fanning	20,652	--	61.82	7/30/2018	68,781	79,098
	20,718	--	33.83	3/4/2019
	27,705	--	45.75	3/3/2020
	37,456	18,728	22.80	3/17/2025
	18,728	37,456	7.21	3/21/2026
Jeffrey A. Gorski	37,456	18,728	22.80	3/17/2025	68,781	79,098
	18,728	37,456	7.21	3/21/2026
Bruce D. Lundstrom	5,333	--	65.69	9/24/2017	59,610	68,552
	22,513	--	56.71	3/5/2018
	10,773	--	33.83	3/4/2019
	28,813	--	45.75	3/3/2020
	32,462	16,231	22.80	3/17/2025
	16,231	32,462	7.21	3/21/2026
Joseph M. Bennett	12,739	--	56.71	3/5/2018	41,269	47,459
	25,898	--	33.83	3/4/2019
	23,088	--	45.75	3/3/2020
	22,474	11,236	22.80	3/17/2025
	11,237	22,473	7.21	3/21/2026

(1)	All of these option awards are currently underwater. If the Bankruptcy Court confirms the Prepackaged Plan, these options will be cancelled as of the Effective Date.

(2)	Represents time-vested phantom stock units held by our named executives, which are scheduled to vest as follows:
Time-Vested Phantom Stock Units by Vesting Date
	3/17/18	3/21/18	3/21/19	Total Unvested Phantom
Name	(#)	(#)	(#)	Stock Units
Mr. Platt	16,995	44,807	44,807	106,609
Mr. Fanning	10,965	28,908	28,908	68,781
Mr. Gorski	10,965	28,908	28,908	68,781
Mr. Lundstrom	9,503	25,054	25,053	59,610
Mr. Bennett	6,579	17,345	17,345	41,269

Each of our officers, including our named executives, has executed a conditional waiver of certain rights that otherwise might be triggered by the restructuring, including a full waiver of all rights to these outstanding phantom stock units.  Please see “Effect of Restructuring on Executive Compensation – Change in Control Waivers” for more information on these conditional waivers

(3)	The market value of all reported stock awards is based on the closing price of our common stock on the last trading day of fiscal 2017, March 31, 2017, as reported on the NYSE ($1.15).

Option Exercises and Stock Vested in Fiscal Year 2017

The following table sets forth information regarding all stock awards (RSUs and phantom stock units) that vested during fiscal 2017 for each of our named executives.  None of our named executives exercised any stock options during fiscal 2017.

	Stock Awards
	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
Name	(#)	($)
Jeffrey M. Platt	72,275	70,768
Quinn P. Fanning	46,630	45,658
Jeffrey A. Gorski	46,630	45,658
Bruce D. Lundstrom	40,187	39,348
Joseph M. Bennett	27,977	27,394

1)

For each named executive officer, this figure includes phantom stock units, each of which represents the right to receive the value of one share of our common stock in cash, and the gross number of shares deliverable under his RSUs.  Because phantom stock units are settled in cash and the company withholds shares of common stock from the delivery of vesting RSUs in order to cover the related tax withholding obligation, the number of shares of common stock actually delivered to each named executive officer in settlement of his stock awards that vested during fiscal 2017 are as follows:  Mr. Platt, 6,549; each of Messrs. Fanning and Gorski, 4,550; Mr. Lundstrom, 3,791; and Mr. Bennett, 2,729.

(2)

For both types of award, this value is determined based on the closing price of our common stock on the date of vesting (or, if our common stock did not trade that day, then the previous trading day’s closing price).

Fiscal 2017 Pension Benefits

The following table sets forth information relating to our defined benefit pension plan (Pension Plan) and our Supplemental Executive Retirement Plan (SERP).  As described in greater detail below, these plans have been closed to new participants since 2010 and thus Mr. Gorski, who joined our company in 2012, is not eligible to participate in either plan.

		Number of Years of Credited Service	Present Value of Accumulated Benefits(1)	Payments During Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Jeffrey M. Platt	SERP	21	7,457,064	--
Quinn P. Fanning	SERP	9	1,377,777	--
Bruce D. Lundstrom	SERP	10	1,503,282	--
Joseph M. Bennett	Pension Plan	27	986,450	--
	SERP	27	3,278,062	--

(1)

Benefits are assumed to commence at the earliest unreduced retirement age of 62 as a single life annuity, with pay and service as of March 31, 2017.  A discussion of the other assumptions used in calculating the present value of accumulated benefits is set forth in Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

Although both are now closed to new participants, our Pension Plan and SERP cover eligible employees of our company and participating subsidiaries.  As our Pension Plan is now frozen, each of our named executives who is currently employed by the company and its participating subsidiaries is allowed to participate in our defined contribution plan, the Tidewater Retirement Plan (Retirement Plan).  The SERP provides certain benefits to participating officers that the Pension Plan or Retirement Plan are prevented from providing because of compensation and benefit limits in the Internal Revenue Code.  The Pension Plan and the SERP are referred to together as the “Pension Program.”

As a result of his long tenure with the company, Mr. Bennett is the only named executive who participates in the Pension Plan, while all our named executives participate in the SERP, except for Mr. Gorski.  Since Mr. Gorski joined our company after the Pension Plan and SERP were closed to new participants, he is only eligible to participate in our Retirement Plan.

An executive officer’s benefits under the Pension Program are based on his highest average of five consecutive calendar years of gross pay over the last 10 years (“final average pay”) prior to his retirement.  Upon normal retirement at age 65, an officer participating in the Pension Program receives a monthly benefit equal to the sum of (i) 2% of the portion of final average pay that exceeds Social Security covered compensation, multiplied by years of service up to a maximum of 35, plus (ii) 1.35% of the portion of final average pay that does not exceed Social Security covered compensation, multiplied by years of service up to a maximum of 35, plus (iii) 1% of final average pay multiplied by years of service in excess of 35 years.  A retired executive officer can elect to receive his Pension Plan benefit under a normal form of annuity or in an optional annuity form, including an option to receive a life annuity with a guaranteed number of monthly payments.  Under the SERP, executive officers were given the opportunity prior to the end of 2008 to elect a lump sum payout upon retirement reduced to reflect the present value of monthly payments.  Executive officers who became eligible for participation in the SERP after the end of 2008 but before it was closed to new participants in 2010 were given the opportunity to elect the time and form of payment within the first 30 days of becoming eligible.  SERP benefits become fully vested and are paid out in a lump sum upon a change of control of our company.

Early retirement benefits are available upon retirement after attaining age 55 and completing 10 years of service.  There is no reduction for benefits that begin at age 62 or later.  For retired employees electing commencement between age 55 and 62, the reduction is 5% per year for each year prior to age 62.  Each of Messrs. Platt and Bennett is currently eligible for early retirement.  An executive officer may select a life annuity or an equivalent optional form of settlement.  However, SERP benefits are paid in a lump sum upon a change of control.

Since Mr. Bennett has completed more than five years of service (he has 27 years of service as of March 31, 2017), he is fully vested under the Pension Program.  However, effective December 31, 2010, no further benefits accrue under the Pension Plan, and therefore Mr. Bennett has been accruing retirement benefits since that date under the Retirement Plan.

Since Messrs. Platt, Fanning, and Lundstrom participate in the SERP but not in the Pension Plan, each of them, when eligible, will receive a SERP benefit equal to the actuarial equivalent of the excess of (i) the benefit which could have been payable as a monthly single life annuity under the Pension Program, described above, if they had been eligible to participate in the Pension Plan less (ii) a hypothetical Retirement Plan benefit based upon a monthly single life annuity.  The hypothetical Retirement Plan benefit is the executive’s actual Retirement Plan account balance as of the date he became an officer with increases based upon certain assumptions including an annual contribution of 3% of eligible compensation and interest at 6%, compounded annually.

Although the SERP was closed to new participants effective March 4, 2010, SERP benefits will continue to accrue for existing participants.

Fiscal 2017 Non-Qualified Deferred Compensation

The following table summarizes the compensation our named executives have deferred under our Supplemental Savings Plan.  Neither Mr. Lundstrom nor Mr. Bennett participates in this plan.

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 3/31/17(3) ($)
Jeffrey M. Platt	22,387	0	301,252	0	2,700,957
Quinn P. Fanning	13,600	6,800	8,824	23,811	46,639
Jeffrey A. Gorski	25,599	35,701	57,877	0	553,600

(1)	All amounts reported in this column are also included in the fiscal year 2017 row of the column entitled “Salary” in the “Fiscal 2017 Summary Compensation Table.”
(2)	All amounts reported in this column are also included in the fiscal 2017 row of the column entitled “All Other Compensation” in the “Fiscal 2017 Summary Compensation Table.”
(3)

Of the amounts reported in this column, the following aggregate amounts were included in the “Fiscal 2017 Summary Compensation Table” for fiscal years 2015, 2016, and 2017: Mr. Platt, $453,243; Mr. Fanning, $41,000; and Mr. Gorski, $99,368.

Our Supplemental Savings Plan allows certain officers and other designated participants who earn over the qualified 401(k) plan limits to participate in the Supplemental Savings Plan and to receive company contributions.  A participant is permitted to contribute an aggregate of between 2% and 75% of base salary to the Retirement Plan and the Supplemental Savings Plan.  In addition, a participant may defer up to 100% (in 25% increments) of his bonus compensation.  The company makes a 50% matching contribution of up to 8% of salary contributed to the Retirement Plan and the Supplemental Savings Plan.  The participant’s contribution and the company’s matching contribution are invested as instructed by the participant in one or more investment funds offered through the Supplemental Savings Plan for fiscal 2017.  The annual rate of return for these funds for fiscal 2017 was as follows:

Fund	One Year Total Return
AMERICAN BEACON INTERNATIONAL EQUITY FUND (CLASS I SHARES)	10.73%
AMERICAN EUROPACIFIC GROWTH FUND (CLASS R5 SHARES)	13.07%
JPMORGAN EQUITY INCOME FUND (CLASS R5 SHARES)	16.38%
BLACKROCK S & P 500 STOCK FUND (CLASS I SHARES)	17.04%
FRANKLIN SMALL CAP GROWTH FUND (CLASS Advisor SHARES)	22.53%
MFS TOTAL RETURN FUND (CLASS R4)	10.10%
JP MORGAN GOVERNMENT BOND SELECT FUND (CLASS SELECT)	(0.69%)
VICTORY MUNDER MIDCAP CORE GROWTH FUND (CLASS Y SHARES)	13.40%
VICTORY INTEGRITY SMALL CAP VALUE FUND (CLASS Y SHARES)	24.73%
PIMCO TOTAL RETURN FUND (CLASS I SHARES)	2.40%
T ROWE PRICE NEW AMERICAN GROWTH FUND	19.23%
MERRILL LYNCH READY ASSETS PRIME MONEY FUND	0.00%
WELLS FARGO ADV SPEC MED CAP VALUE FUND (CLASS I SHARES)	20.02%

The Supplemental Savings Plan is unfunded, but the company has established a rabbi trust to set aside funds for the payment of benefits.  The amounts deposited in this trust are subject to the claims of the company’s creditors.  Benefits are generally paid out following termination of employment, and a participant can elect to have distributions made in approximately equal annual installments over a period not to exceed ten years or in a lump sum.  The benefits will be paid in a lump sum upon a change of control of the company.

Potential Payments upon Termination or Change in Control

The following information and table set forth the amount of payments to each of our named executives that would be made in the event of the named executive’s death or disability, retirement, termination by the company without cause or by the named executive with good reason, and termination following a change in control.  The table also sets forth the amount of payments to each of our named executives in the event of a change of control without a termination of employment.

We do not have employment agreements with any of our executives.  We do have change of control agreements with each of our named executives that provide for payments and benefits in the event of a termination of employment following a change of control of the company.  The change of control agreements are described in detail below.

Assumptions and General Principles.  The following assumptions and general principles apply with respect to the following table and any termination of employment of a named executive.

•

The amounts shown in the table assume that the date of termination of employment of each named executive was March 31, 2017.  Accordingly, the table reflects amounts payable to our named executives as of March 31, 2017 and includes estimates of amounts that would be paid to the named executive upon the occurrence of a termination or change in control.  The actual amounts that would be paid to a named executive can only be determined at the time of the termination or change in control.

•

If a named executive is employed on March 31 of a given year, that executive will generally be entitled to receive an annual cash bonus for that year under our Executive Officer Annual Incentive Plan.  Even if a named executive resigns or is terminated with cause at the end of the fiscal year, the executive may receive an incentive bonus, because the executive had been employed for the entire fiscal year.  Under these scenarios, this payment is not a severance or termination payment, but is a payment for services provided over the course of the year, and therefore is included in the table but not as a termination-related benefit.  The officer would not receive a pro rata bonus payment under these circumstances if employment terminated prior to the end of the year.

•

A named executive may exercise any stock options that are vested and exercisable prior to the date of termination.  In addition, upon a change of control of our company, the vesting of options and phantom stock is accelerated and the CBP awards would pay out at the target level for each of the two performance components.  Upon a named executive’s death or disability (or, if specifically approved by the committee, the executive’s retirement), the vesting of stock options and phantom stock is also accelerated and the named executive (or his estate or heirs, if applicable) may retain a pro  rata portion of his CBP awards, which would remain subject to their original performance conditions.  The value of accelerated phantom stock is reflected in the table, but it does not include the value of any stock options as none of the options held by our named executives were in the money as of March 31, 2017.

•

A named executive will be entitled to receive all amounts accrued and vested under our retirement and savings programs including any pension plans and deferred compensation plans in which the named executive participates.  These amounts will be determined and paid in accordance with the applicable plan, and benefits payable under the non-qualified plans in which the named executives participate are also reflected in the table.  Qualified retirement plan benefits payable under our Pension Plan and Retirement Plan are not included.

Death and Disability.  Upon death or disability:

•

a named executive, or his estate, as the case may be, will receive a pro rata bonus for the fiscal year in which termination occurs based upon the performance criteria in effect for such year and the percentage of salary applicable to such named executive’s bonus, but applied to the actual salary amount paid to the named executive for the portion of the year that the participant was employed;

•	a named executive, or his estate, would receive payment of any unpaid installments of his retention award;
•

all stock options will immediately vest and become exercisable and all phantom stock will vest and pay out in cash based on the value of a share of common stock on the date of termination of employment; and

•

each named executive (or his estate or heirs, if applicable) will be permitted to retain a pro rata portion of his CBP awards, which would then pay out as scheduled at the end of the performance period to the extent the applicable performance metric is met.

Retirement.  Upon retirement, which is defined as achieving age 62 and at least five years of service:

•

the compensation committee may determine to pay a pro rata bonus for the fiscal year in which termination occurs based upon the performance criteria in effect for such year and the percentage of salary applicable to such named executive’s bonus, but applied to the actual salary amount paid to the named executive for the portion of the year that the participant was employed; and

•

the compensation committee may exercise its discretion to accelerate the named executive’s unvested time-based awards, which would pay out in cash based on the value of a share of common stock on the date of termination of employment, and to permit him to retain a pro rata portion of his CBP awards, which would then pay out as scheduled at the end of the performance period to the extent the applicable performance metric is met.

Termination without Cause or with Good Reason. Upon termination of the named executive’s employment by the company without cause or by the executive with good reason:

•	the named executive would receive payment of any unpaid installments of his retention award;
•

the compensation committee may determine to pay a pro rata bonus for the fiscal year in which termination occurs based upon the performance criteria in effect for such year and the percentage of salary applicable to such named executive’s bonus, but applied to the actual salary amount paid to the named executive for the portion of the year that the participant was employed; and

•	the compensation committee may exercise its discretion to accelerate the named executive’s unvested time-based awards and to permit him to retain a pro rata portion of his CBP awards.

All Other Terminations.  A named executive is not generally entitled to receive any additional forms of severance payments or benefits upon his voluntary decision to terminate employment with the company prior to being eligible for retirement or upon termination for cause.  Any named executive who voluntarily terminates his employment with the company or is terminated by the company for cause prior to the end of the fiscal year would not receive a pro rata bonus, unless otherwise determined by the compensation committee.

Change of Control.  Upon the occurrence of a change of control, as generally defined below:

•	all outstanding stock options will immediately vest and become exercisable;
•	all phantom stock units will vest and pay out based on the price of a share of our common stock; and
•	a named executive will be deemed to have achieved the target level for the performance criteria applicable to his CBP awards and promptly receive the corresponding cash payment.

The table below does not include any value realized upon the acceleration of unvested options, as all outstanding stock options were underwater as of March 31, 2017.  The amounts set forth in the table for phantom stock units are calculated by multiplying the number of such units held by the named executive by the closing price of our common stock on March 31, 2017.

We have entered into change of control agreements with each of our named executives, which will expire after December 31, 2017 unless a change of control has occurred on or prior to that date.  The committee intends to have appropriate replacement change of control protections in place with each of its current officers prior to the expiration of his current agreement.

Generally, pursuant to these legacy agreements, a change of control occurs:

(a)

upon the acquisition by any person or entity of beneficial ownership of 30% or more of the outstanding shares of the company’s common stock, or 30% or more of the combined voting power of the company’s then outstanding securities, except in specific circumstances;

(b)	if a majority of the company’s incumbent board of directors is replaced, except in specific circumstances;
(c)

upon the consummation of a reorganization, merger or consolidation (including a merger or consolidation of the company or any direct or indirect subsidiary of the company), or sale or other disposition of all or substantially all of the assets of the company (a “Business Combination”), except in specific circumstances; or

(d)	upon approval by the stockholders of the company of a complete liquidation or dissolution of the company.

The restructuring transaction that would be effected by the Bankruptcy Court’s approval of the Prepackaged Plan could qualify as a “change of control” under certain compensation plans or programs, including these legacy change of control agreements.  However, each of our officers, including our named executives, has executed a conditional waiver of certain rights that otherwise might be triggered under his current change of control agreement and certain other compensatory arrangements.  Please see “Effect of Restructuring on Executive Compensation – Change in Control Waivers” for more information on these conditional waivers.

The change of control agreements provide that upon a termination of employment following a change in control (other than termination for cause or by reason of death or disability) or if the named executive terminates his employment in certain circumstances defined in the agreement which constitute “good reason,” in addition to the accelerated vesting of stock options and restricted stock described above, each will be entitled to the following:

•	a lump sum payment equal to three times the officer’s base salary at termination;
•	a payment equal to three times the greater of the average of his last three bonuses or the target bonus for which the officer is eligible within the following twelve months;

•	a pro rata bonus (assuming performance at the target level for the portion of the year prior to termination);
•	continued life and health insurance benefits for thirty-six months following the date of termination;
•	immediate full vesting in his benefits under each of our supplemental or excess retirement plans in which the officer participated;
•	payout in a lump sum of all benefits under each of our supplemental or excess retirement plans; and
•

increased payout by an amount equal to the additional benefits to which the officer would have been entitled under any of our qualified or non-qualified defined benefit or defined contribution plans, as if the officer had continued to participate in such plans for three years following the change of control.

The change of control agreements of Messrs. Fanning and Lundstrom have terms that differ from the terms of our change of control agreements with Messrs. Platt, Gorski, and Bennett.  The agreements of Messrs. Fanning and Lundstrom:

•	do not provide additional compensation credit for purposes of calculating the SERP benefit payout;
•	include a gross-up payment to cover any excess parachute payment tax; and
•

do not include within the definition of a “good reason” termination necessary to trigger a severance benefit in a situation where the officer does not have a commensurate position following the change of control with the corporation resulting from a business combination.  If the resulting corporation is controlled by a parent entity, “good reason” would not exist simply because the named executive did not have a commensurate position with the parent entity.

The agreements of Messrs. Platt, Gorski, and Bennett:

•	do provide additional compensation credit in calculating the SERP payment amount (except for Mr. Gorski, who is not a SERP participant);
•	do not include a parachute payment excise tax gross-up; and
•	do include within the definition of “good reason” a situation where the officer does not have a commensurate position with the ultimate parent company after the change of control.

As noted above, these agreements will expire after December 31, 2017 unless a change of control occurs prior to that date.  The committee intends to provide the named executives with new change of control agreements prior to the expiration of these existing agreements.  Further, each of our officers, including our named executives, has executed a conditional waiver of certain rights that otherwise might be triggered under his current change of control agreement and certain other compensatory arrangements in connection with the restructuring.  Please see “Effect of Restructuring on Executive Compensation – Change in Control Waivers” for more information on these conditional waivers.

Estimated Payments on Termination or Change in Control

The following table summarizes the amounts that would be payable to our named executives under various termination or change in control scenarios, if those events had occurred on the last day of our 2017 fiscal year (March 31, 2017).

Event	J.M. Platt	Q.P. Fanning	J.A. Gorski	B.D. Lundstrom	J.M. Bennett
Death or Disability
Accelerated vesting of time-based awards	$122,600	$79,098	$79,098	$68,551	$47,460
Payout of retention incentive	$575,000	$300,000	$287,500	$300,000	$150,000
Subtotal – Termination-Related Benefits	$697,600	$379,098	$366,598	$368,551	$197,460
Annual incentive for full fiscal year	$686,400	$360,240	$347,016	$352,306	$265,300
Vested stock options	—	—	—	—	—
SERP	$7,457,064	$1,377,777	—	$1,503,282	$3,278,062
Supplemental Savings Plan	$2,700,957	$46,639	$553,600	—	—
Total	$11,542,021	$2,163,754	$1,267,214	$2,224,139	$3,740,822
Retirement
Accelerated vesting of time-based awards	$122,600	$79,098	$79,098	$68,551	$47,460
Subtotal – Termination-Related Benefits	$122,600	$79,098	$79,098	$68,551	$47,460
Annual incentive for full fiscal year	$686,400	$360,240	$347,016	$352,306	$265,300
Vested stock options	—	—	—	—	—
SERP	$7,457,064	$1,377,777	—	$1,503,282	$3,278,062
Supplemental Savings Plan	$2,700,957	$46,639	$553,600	—	—
Total	$10,967,021	$1,863,754	$979,714	$1,924,139	$3,590,822
Termination without Cause or with Good Reason
Payout of retention award	$575,000	$300,000	$287,500	$300,000	$150,000
Subtotal – Termination-Related Benefits	$575,000	$300,000	$287,500	$300,000	$150,000
Annual incentive for full fiscal year	$686,400	$360,240	$347,016	$352,306	$265,300
Vested stock options	—	—	—	—	—
SERP	$7,457,064	$1,377,777	—	$1,503,282	$3,278,062
Supplemental Savings Plan	$2,700,957	$46,639	$553,600	—	—
Total	$11,419,421	$2,084,656	$1,188,116	$2,155,588	$3,693,362
All Other Terminations (outside of Change in Control)
Annual incentive for full fiscal year	$686,400	$360,240	$347,016	$352,306	$265,300
Vested stock options	—	—	—	—	—
SERP	$7,457,064	$1,377,777	—	$1,503,282	$3,278,062
Supplemental Savings Plan	$2,700,957	$46,639	$553,600	—	—
Total	$10,844,421	$1,784,656	$900,616	$1,855,588	$3,543,362
Change in Control (No Termination)
Accelerated vesting of time-based awards	$122,600	$79,098	$79,098	$68,551	$47,460
Payout of CBP award (at target)	$2,790,000	$899,950	$899,950	$779,956	$539,970
Payout of retention award	$575,000	$300,000	$287,500	$300,000	$150,000
Total	$3,487,600	$1,279,048	$1,266,548	$1,148,507	$737,430
Change in Control with Termination
Accelerated vesting of time-based awards	$122,600	$79,098	$79,098	$68,551	$47,460
Payout of CBP award (at target)	$2,790,000	$899,950	$899,950	$779,956	$539,970
Payout of retention award	$575,000	$300,000	$287,500	$300,000	$150,000
Cash severance payment	$4,449,372	$2,496,733	$2,009,040	$2,443,577	$1,838,727
Additional benefits and retirement plan credit	$926,126	$239,439	$131,362	$196,615	$281,665
Tax gross-up	—	$6,048,824	—	$5,680,022	—
Subtotal – Termination-Related Benefits	$8,863,098	$10,064,044	$3,406,950	$9,468,721	$2,857,822
Annual incentive for full fiscal year	$686,400	$360,240	$347,016	$352,306	$265,300
Vested stock options	—	—	—	—	—
SERP	$7,457,064	$1,377,777	—	$1,503,282	$3,278,062
Additional SERP Benefit	$1,816,804	$381,168	—	$374,558	$438,727
Supplemental Savings Plan	$2,700,957	$46,639	$553,600	—	—
Total	$21,524,323	$12,229,868	$4,307,566	$11,698,867	$6,839,911

Director Compensation

Fiscal 2017 Director Compensation Table

This table reflects all compensation paid to or accrued by each of our non-management directors during fiscal 2017.  The compensation of Mr. Platt, who, as our president and chief executive officer, does not receive any additional compensation for service as a director, is disclosed in the Summary Compensation Table.  A description of the elements of our director compensation program follows this table.

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Name of Director	($)	($)	($)	($)	($)
M. Jay Allison	190,500	--	--	--	190,500
James C. Day	186,000	--	--	5,000	191,000
Richard T. du Moulin	215,250	--	3,567	5,000	223,817
Morris E. Foster	190,500	--	--	5,000	195,500
J. Wayne Leonard	184,500	--	2,615	--	187,115
Richard D. Paterson	209,250	--	--	5,000	214,250
Richard A. Pattarozzi	348,250	--	7,488	5,000	360,738
Robert L. Potter	190,500	--	--	--	190,500
Cindy B. Taylor	203,000	--	--	--	203,000
Jack E. Thompson	203,000	--	1,172	5,000	209,172

(1)

The amount in this column includes all annual retainers and meeting fees paid in cash plus an additional $97,750 per director representing a deferred cash award in lieu of an equity award for fiscal 2017.  Each outside director is vested in this award as of March 31, 2017, but it will pay out in accordance with his or her previous deferral election, similar to the deferred stock units granted to each director in previous years.

(2)

No stock awards were granted to our directors in fiscal 2017, as the directors received a deferred cash award in lieu of an actual stock award for service during the fiscal year.  At the end of fiscal 2017, our non-management directors held the following numbers of deferred stock units, which was the only type of equity award held by any of them:

Director	Outstanding Deferred Stock Units
M. Jay Allison	41,590
James C. Day	39,507
Richard T. du Moulin	42,605
Morris E. Foster	31,839
J. Wayne Leonard	42,605
Richard D. Paterson	19,274
Richard A. Pattarozzi	42,605
Robert L. Potter	24,097
Cindy B. Taylor	36,011
Jack E. Thompson	40,010

(3)

Amounts in this column reflect the change from the prior fiscal year in pension value for each participant in our Director Retirement Plan (which closed to new participants on March 31, 2006 and is frozen).  See “Legacy Retirement Plan” below for more information.

(4)	This amount represents the costs of payments and payment commitments pursuant to our Gift Matching Program, which is discussed in greater detail below under “Other Benefits.”

We typically use a combination of cash and equity-based compensation to provide competitive compensation opportunities for our non-management directors and to enable them to meet their stock ownership guidelines.  However, given the low number of shares remaining available for grant in our equity incentive plan at the end of fiscal 2017 and the ongoing restructuring negotiations, the equity-based award for our non-management directors for fiscal 2017 was converted to a deferred cash award.  This deferred cash award will be accounted for in dollars rather than deferred shares, but otherwise will pay out according to each director’s existing deferral election, with interest accruing between grant and payout at the rate provided in the Directors Deferred Stock Units Plan.  Officers of the company who also serve as directors do not receive compensation for simultaneous service as a director.

Director Fees.  For fiscal year 2017, the cash and equity-based compensation payable to the non-management directors was as follows:

Fee Type	Amount
Annual cash retainer	$51,000 ➢reduced by 15% from fiscal 2016 levels
Additional annual cash retainer for the chairman of the board	$125,000
Additional annual cash retainer for the chair of each of the audit committee and the compensation committee	$15,000
Additional annual cash retainer for the chair of each of the nominating and corporate governance committee and the finance and investment committee	$10,000
Committee meeting fees	$1,500 per meeting
Annual deferred cash award (in lieu of equity award)	$97,750 ➢reduced by 15% from fiscal 2016 levels

For fiscal 2018, the $97,750 equity award value has been combined with the annual cash retainers, the sum of which will be paid in quarterly installments at the beginning of each fiscal quarter.

Stock Ownership Guidelines.  Our directors are subject to stock ownership guidelines requiring each director to own and hold company stock worth five times his or her annual cash retainer no later than five years after his or her appointment.  Under the guidelines, deferred stock units count as shares of company stock.  At the end of fiscal 2017, each of our directors was in compliance with the guidelines.  These guidelines are described in greater detail under “Compensation Discussion and Analysis – Other Compensation and Equity Ownership Policies – Stock Ownership Guidelines.”

Other Benefits.  We reimburse all directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and its committees.  In addition, directors are generally eligible to participate in the company’s Gift Matching Program on the same terms as employees.  Under this program, the company matches a director’s contribution to an educational institution or foundation up to $5,000 per year.  The company may make other charitable contributions on behalf of a director or the full board outside of the Gift Matching Program.

Legacy Retirement Plan.  In the past, we provided a Retirement Plan for the benefit of non-management directors who retired from our board on or after reaching age 65 or after completing five or more years of service on our board.  We froze benefits under the Retirement Plan as of March 31, 2006 and terminated any further benefit accruals.  We calculate payouts under the Retirement Plan assuming a retirement age of 75, which is currently the mandatory retirement age for directors under our Corporate Governance Policy.

Only four of our current directors are eligible to participate in the Retirement Plan.  Each of Messrs. du Moulin, Leonard, Pattarozzi, and Thompson became directors before March 31, 2006, and therefore upon retirement each will be eligible to receive an annual benefit of $30,000 for no more than five years.  If a participating director dies prior to payment of his benefit, a death benefit is payable to his beneficiaries equal to the then-present value of the unpaid benefit.  The Retirement Plan provides for the protection of benefits in the event of a change of control of our company and allows a director to elect to be paid out in a lump sum in such event.

The accrued benefits of the board members under the Retirement Plan and their years of credited service are as follows:

Eligible Board Member	Years of Service Credit	Present Value of Retirement Benefit(1)
Richard T. du Moulin	2 ½	$48,193
J. Wayne Leonard	2 ½	35,326
Richard A. Pattarozzi	4 ½	101,159
Jack E. Thompson	1	15,825

(1)	Assumes retirement at age 75 and an 8% fixed rate of return.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows the name, address and stock ownership of each person known by us to beneficially own more than 5% of our common stock as of May 31, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Robert E. Robotti 60 East 42nd Street, Suite 3100 New York, New York 10165	4,596,978(2)	9.76%
Sprucegrove Investment Management Ltd. 181 University Avenue, Suite 1300 Toronto, Ontario, Canada M5H 3M7	2,488,487(3)	5.28%

(1)	Based on 47,121,304 shares of common stock outstanding on May 31, 2017.

(2)

Based on a Schedule 13D/A filed with the SEC on May 17, 2017 by a group including Robert E. Robotti.  Mr. Robotti has sole voting and dispositive power over 10,000 of the reported shares, and shares the power to vote or dispose of 4,586,978 of the reported shares with certain entities controlled by him.  An additional 13,170 shares are owned by members of Mr. Robotti’s family (12,000 shares by his wife, Suzanne Robotti and 1,170 shares by his nephew, Daniel Vitetta, each of whom claims sole voting and dispositive power over their respective shares), and Mr. Robotti disclaims beneficial ownership of those shares except to the extent of his pecuniary interest in them.

(3)

Based on a Schedule 13G filed with the SEC on February 14, 2017 by Sprucegrove Investment Management Ltd.  Sprucegrove has sole voting power over 1,980,387 shares, shared voting power over 508,100 shares, and sole dispositive power over all shares reported.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of May 31, 2017 by each director, each named executive officer, and by all directors and executive officers as a group.  Unless otherwise indicated, each person has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class of Common Stock(1)	Stock Units(2)
Directors
M. Jay Allison	--		*	41,590
James C. Day	1,500	(3)	*	39,507
Richard T. du Moulin	36,100	(4)	*	42,605
Morris E. Foster	--		*	31,839
J. Wayne Leonard	5,000		*	42,605
Richard D. Paterson	--		*	19,274
Richard A. Pattarozzi	2,500		*	42,605
Jeffrey M. Platt	298,967	(5)	*	106,609
Robert L. Potter	4,750		*	24,097
Cindy B. Taylor	--		*	12,777
Jack E. Thompson	2,500		*	16,776
Named Executives(6)
Quinn P. Fanning	163,095	(5)	*	68,781
Jeffrey A. Gorski	98,590	(5)	*	68,781
Bruce D. Lundstrom	164,394	(5)	*	59,610
Joseph M. Bennett	164,309	(5)	*	41,269
All directors and executive officers as a group (15 persons)	941,705	(7)	2.0%	658,725

*Less than 1.0%.

(1)

Based on 47,121,304 shares of common stock outstanding on May 31, 2017, and includes for each person and group the number of shares that person or group has the right to acquire within 60 days of May 31, 2017.

(2)	Reflects the number of stock units held by each director and named executive officer, which are not included in his or her beneficial ownership calculation.

For each director other than Mr. Platt, this figure represents the number of deferred stock units held by him or her as of May 31, 2017.  Each deferred stock unit, which is fully vested on grant, represents the right to receive, in cash, the value of a share of our common stock.  Please see the section entitled “Director Compensation” for more information about these awards.

For each named executive officer, including Mr. Platt, this figure represents the total number of phantom stock units (payable in cash based on the value of a share of common stock) held by him as of May 31, 2017.

The awards held by our named executive officers will vest and pay out only if certain vesting conditions are met. For more information on these awards, please see the table entitled “Outstanding Equity Awards at March 31, 2017.”

(3)	These shares are held in a family trust for the benefit of Mr. Day and his children. As one of three trustees of the trust, Mr. Day shares voting and investment power over these shares.
(4)	Includes 11,100 shares owned by Mr. du Moulin’s children, as to which he disclaims beneficial ownership.
(5)	The total number of shares shown as beneficially owned by each named executive includes the following:
Named Executive	Shares Acquirable within 60 days upon Exercise of Stock Options	Shares Attributable to the NEO’s Account under our 401(k) Savings Plan
Mr. Platt	179,594	2,071
Mr. Fanning	125,259	1,632
Mr. Gorski	56,184	596
Mr. Lundstrom	116,125	1,761
Mr. Bennett	40,156	4,884

(6)

Information regarding shares beneficially owned by Mr. Platt, who was a named executive for fiscal 2017 in addition to Messrs. Fanning, Gorski, Lundstrom, and Bennett, appears immediately above under the caption “Directors.”

(7)

Includes (a) 572,598 shares of our common stock that our executive officers have the right to acquire within 60 days through the exercise of options; (b) 11,100 shares for which the director or executive officer disclaims beneficial ownership; (c) 1,500 shares held in a family trust, over which such person shares voting and investment power; and (d) 10,944 shares attributable to such persons’ accounts in our 401(k) Savings Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2017 about the company’s equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders	1,395,548		$28.14	505,221	(1)
Equity compensation plans not approved by stockholders	—		—	—
Balance at March 31, 2017	1,395,548	(2)	$28.14	505,221

(1)	As of March 31, 2017, all such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2014 Stock Incentive Plan.
(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of
March 31, 2017, these shares would represent 2.9% of the then total outstanding common shares of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our practice has been that any transaction or relationship involving a related person which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC will be reviewed and approved, or ratified, by our audit committee.  We had no such transactions during fiscal 2017 and no such transactions are currently proposed.

The audit committee also reviews and investigates any matters pertaining to the integrity of management and directors, including conflicts of interest, or adherence to standards of business conduct required by our policies.

Independence of Directors

Our board has affirmatively determined that 10 of our 11 current directors – Messrs. Allison, Day, du Moulin, Foster, Leonard, Paterson, Pattarozzi, Potter, and Thompson, and Ms. Taylor – are independent.

The standards relied upon by the board in affirmatively determining whether a director is independent are the objective standards set forth in the corporate governance listing standards of the NYSE.  In making independence determinations, our board evaluates responses to a questionnaire completed annually by each director regarding relationships and possible conflicts of interest between each director, the company, and management.  In its review of director independence, our board also considers any commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management of which it is aware.

Communications with our Board of Directors

Stockholders and other interested parties may communicate directly with our board, the non-management directors, or any committee or individual director by writing to any one of them in care of our Secretary at 601 Poydras Street, Suite 1500, New Orleans, Louisiana 70130.  Our company or the director contacted will forward the communication to the appropriate director.  For more information regarding how to contact the members of our board, please visit our website at http://www.tdw.com/about/corporate-governance/communicating-concerns-to-the-board-of-directors/.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Related Disclosures for Accounting Services

The following table lists the aggregate fees and costs billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates to our company for the fiscal year ended March 31, 2017 and the fiscal year ended March 31, 2016.

	Aggregate Fees Billed
	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2016
Audit Fees(1)	$1,292,004	$1,520,850
Audit-Related Fees(2)	52,000	52,000
Tax Fees(3)	427,571	148,650
All Other Fees	--	--
Total	$1,771,575	$1,721,500

(1)

Relates to services rendered in connection with auditing our company’s annual consolidated financial statements for each applicable year and reviewing our company’s quarterly financial statements.  Also includes services rendered in connection with statutory audits and financial statement audits of our subsidiaries.

(2)	Consists of financial accounting and reporting consultations and employee benefit plan audits.
(3)	Consists of United States and foreign corporate tax compliance services and consultations.

The audit committee has determined that the provision of services described above is compatible with maintaining the independence of the independent auditors.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve the scope of all audit services, audit-related services and other services permitted by law provided by our independent registered public accounting firm.  Audit services and permitted non-audit services must be pre-approved by the full audit committee, except that the chairman of the audit committee has the authority to pre-approve any specific service if the total anticipated cost of such service is not expected to exceed $25,000, and provided the full audit committee ratifies the chairman’s approval at its next regular meeting.  All fiscal 2016 and fiscal 2017 non-audit services were pre-approved by the audit committee.

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

2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors dated May 11, 2017 (filed with the Commission as Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

2.2

Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors dated May 11, 2017 (filed with the Commission as Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

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

10.18+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.19+

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

10.21+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.22+*	Summary of Compensation Arrangements with Directors.

10.23+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.24+

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

10.28+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.29+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on December August 12, 2015, File No. 1-6311).

10.30+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311)

10.31+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.32+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.33+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.34+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.35+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.36+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards) (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.37+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311).

10.38+

Form of Incentive Agreement under the Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.39+	Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.40+

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

10.42+

Tidewater Inc. Directors Restricted Stock Unit Program (filed with the Commission as Exhibit 10.2 to the company’s to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

10.43+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal 2017 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q on August 9, 2016, File No. 1-6311).

10.44+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal 2017 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q on August 9, 2016, File No. 1-6311).

10.45+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2017 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q on August 9, 2016, File No. 1-6311).

10.46+

Form of Notice of Termination of Change of Control Agreement, delivered to each of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on July 25, 2016, File No. 1-6311).

10.47+

Form of Incentive Bonus Agreement, entered into with each of the company’s executive officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 21, 2016, File No. 1-6311).

10.48	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.49

Amendment and Restatement Agreement No. 4 to the Troms Facility Agreement, dated May 11, 2017 (filed with the Commission as Exhibit C to Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.50	Forbearance Agreement, dated May 11, 2017 (filed with the Commission as Exhibit K to Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.51+*	Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and Jeffrey M. Platt effective as of May 11, 2017.

10.52+*	Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and Joseph M. Bennett effective as of May 11, 2017.

10.53+*	Form of Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and each of Quinn P. Fanning, Jeffrey A. Gorski, and Bruce D. Lundstrom effective as of May 11, 2017.

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2017.

TIDEWATER INC.
(Registrant)

By:	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June  12, 2017.

/s/ Jeffrey M. Platt	/s/ Quinn P. Fanning
Jeffrey M. Platt, President, Chief Executive Officer and Director	Quinn P. Fanning, Executive Vice President and Chief Financial Officer

/s/ Craig J. Demarest	/s/ Morris E. Foster
Craig J. Demarest, Vice President, Principal Accounting Officer and Controller	Morris E. Foster, Director

/s/ Richard A. Pattarozzi	/s/ Richard T. du Moulin
Richard A. Pattarozzi, Chairman of the Board of Directors	Richard T. du Moulin, Director

/s/ Robert L. Potter	/s/ Cindy B. Taylor
Robert L. Potter, Director	Cindy B. Taylor, Director

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard, Director	Jack E. Thompson, Director

/s/ Richard D. Paterson	/s/ M. Jay Allison
Richard D. Paterson, Director	M. Jay Allison, Director

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of March 31, 2017, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2017, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March  31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2017 of the Company and our report dated June 12, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding certain conditions that give rise to substantial doubt about the entity’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

June 12, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of earnings (loss), comprehensive loss, equity, and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently operating pursuant to a Chapter 11 bankruptcy filing, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

June 12, 2017

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and 2016
(In thousands, except share and par value data)
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$706,404	678,438
Trade and other receivables, less allowance for doubtful accounts of $16,165 in 2017 and $11,450 in 2016	123,262	228,113
Due from affiliate	262,652	338,595
Marine operating supplies	30,560	33,413
Other current assets	18,409	44,755
Total current assets	1,141,287	1,323,314
Investments in, at equity, and advances to unconsolidated companies	45,115	37,502
Net properties and equipment	2,864,762	3,551,291
Other assets	139,535	71,686
Total assets	$4,190,699	4,983,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,599	49,130
Accrued expenses	78,121	91,611
Due to affiliate	132,857	187,971
Accrued property and liability losses	3,583	3,321
Current portion of long-term debt	2,034,124	2,045,516
Other current liabilities	48,429	74,825
Total current liabilities	2,328,713	2,452,374
Deferred income taxes	46,013	34,841
Accrued property and liability losses	10,209	9,478
Other liabilities and deferred credits	154,705	181,546

Commitments and Contingencies (Note 12)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,121,304 shares at March 31, 2017 and 47,067,715 shares at March 31, 2016	4,712	4,707
Additional paid-in capital	165,221	166,604
Retained earnings	1,475,329	2,135,075
Accumulated other comprehensive loss	(10,344)	(6,866)
Total stockholders’ equity	1,634,918	2,299,520
Noncontrolling interests	16,141	6,034
Total equity	1,651,059	2,305,554
Total liabilities and equity	$4,190,699	4,983,793

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

Years Ended March 31, 2017, 2016, and 2015
(In thousands, except share and per share data)	2017	2016	2015
Revenues:
Vessel revenues	$583,816	955,400	1,468,358
Other operating revenues	17,795	23,662	27,159
	601,611	979,062	1,495,517
Costs and expenses:
Vessel operating costs	359,171	561,133	834,368
Costs of other operating revenues	12,729	18,811	26,505
General and administrative	145,879	153,811	189,819
Vessel operating leases	33,766	33,662	28,322
Depreciation and amortization	167,291	182,309	175,204
(Gain) loss on asset dispositions, net	(24,099)	(26,037)	(23,796)
Asset impairments	484,727	117,311	14,525
Goodwill impairment	—	—	283,699
Restructuring charge	—	7,586	4,052
	1,179,464	1,048,586	1,532,698
Operating loss	(577,853)	(69,524)	(37,181)
Other income (expenses):
Foreign exchange gain (loss)	(1,638)	(5,403)	8,678
Equity in net earnings (losses) of unconsolidated companies	5,710	(13,581)	10,179
Interest income and other, net	5,193	2,703	1,927
Interest and other debt costs, net	(75,026)	(53,752)	(50,029)
	(65,761)	(70,033)	(29,245)
Loss before income taxes	(643,614)	(139,557)	(66,426)
Income tax (benefit) expense	6,397	20,819	(1,077)
Net loss	$(650,011)	(160,376)	(65,349)
Less: Net income (loss) attributable to noncontrolling interests	10,107	(193)	(159)
Net loss attributable to Tidewater Inc.	$(660,118)	(160,183)	(65,190)
Basic loss per common share	$(14.02)	(3.41)	(1.34)
Diluted loss per common share	$(14.02)	(3.41)	(1.34)
Weighted average common shares outstanding	47,071,066	46,981,102	48,658,840
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	47,071,066	46,981,102	48,658,840

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)	2017	2016	2015
Net loss	$(650,011)	(160,376)	(65,349)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $61, ($239) and $0, respectively	113	(443)	143
Change in loss on derivative contract, net of tax of $823, $77 and $0, respectively	1,530	143	717
Change in supplemental executive retirement plan pension liability, net of tax of ($927), $1,264 and $0, respectively	(1,721)	2,347	(1,845)
Change in pension plan minimum liability, net of tax of $215, $1,093 and $0, respectively	399	2,029	(5,739)
Change in other benefit plan minimum liability, net of tax of ($2,046), $5,081 and ($769), respectively	(3,799)	9,436	(1,429)
Total comprehensive loss	$(653,489)	(146,864)	(73,502)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended March 31, 2017, 2016 and 2015 (In thousands)	Common stock	Additional paid- in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive loss	—	—	(65,190)	(8,153)	(159)	(73,502)
Stock option activity	3	(691)	—	—	—	(688)
Cash dividends declared ($1.00 per share)	—	—	(49,127)	—	—	(49,127)
Retirement of common stock	(284)	—	(99,715)	—	—	(99,999)
Amortization of restricted stock units	17	15,270	—	—	—	15,287
Amortization/cancellation of restricted stock awards	(6)	2,980	—	—	—	2,974
Cash received from noncontrolling interests, net	—	—	—	—	399	399
Balance at March 31, 2015	$4,703	159,940	2,330,223	(20,378)	6,227	2,480,715
Total comprehensive loss	—	—	(160,183)	13,512	(193)	(146,864)
Stock option activity	—	(278)	—	—	—	(278)
Cash dividends declared ($.75 per share)	—	—	(34,965)	—	—	(34,965)
Amortization of restricted stock units	11	6,463	—	—	—	6,474
Amortization/cancellation of restricted stock awards	(7)	479	—	—	—	472
Balance at March 31, 2016	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(660,118)	(3,478)	10,107	(653,489)
Stock option activity	—	1,146	—	—	—	1,146
Amortization/cancellation of restricted stock units	5	(2,529)	372	—	—	(2,152)
Balance at March 31, 2017	$4,712	165,221	1,475,329	(10,344)	16,141	1,651,059

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2017, 2016 and 2015
(In thousands)	2017	2016	2015
Operating activities:
Net loss	$(650,011)	(160,376)	(65,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	167,291	182,309	175,204
Provision (benefit) for deferred income taxes	(2,200)	(6,796)	(72,389)
(Gain) loss on asset dispositions, net	(24,099)	(26,037)	(23,796)
Asset impairments	484,727	117,311	14,525
Goodwill impairment	—	—	283,699
Equity in earnings (losses) of unconsolidated companies, net of dividends	(7,613)	28,704	(1,916)
Compensation expense – stock based	3,278	13,219	21,374
Excess tax (benefit) liability on stock options exercised	4,927	1,605	1,784
Changes in assets and liabilities, net:
Trade and other receivables	104,829	71,540	(43,537)
Changes in due to/from affiliate, net	20,829	84,084	108,588
Marine operating supplies	2,285	13,672	6,148
Other current assets	(12,523)	5,976	2,794
Accounts payable	(17,531)	(4,881)	(22,989)
Accrued expenses	(18,687)	(53,143)	(11,435)
Accrued property and liability losses	262	(348)	38
Other current liabilities	(26,658)	(15,578)	118
Other liabilities and deferred credits	(2,657)	231	4,875
Other, net	3,372	1,868	(19,023)
Net cash provided by operating activities	29,821	253,360	358,713
Cash flows from investing activities:
Proceeds from sales of assets	14,797	10,690	8,310
Proceeds from sale/leaseback of assets	—	—	123,950
Additions to properties and equipment	(25,499)	(194,485)	(364,194)
Refunds from cancelled vessel construction contracts	25,565	46,119	—
Other	—	2,680	516
Net cash provided by (used in) investing activities	14,863	(134,996)	(231,418)
Cash flows from financing activities:
Principal payments on long-term debt	(10,069)	(136,843)	(97,823)
Debt borrowings	—	656,338	138,488
Cash dividends	—	(35,388)	(48,834)
Repurchases of common stock	—	—	(99,999)
Other	(6,649)	(2,601)	(918)
Net cash (used in) provided by financing activities	(16,718)	481,506	(109,086)
Net change in cash and cash equivalents	27,966	599,870	18,209
Cash and cash equivalents at beginning of year	678,438	78,568	60,359
Cash and cash equivalents at end of year	$706,404	678,438	78,568
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$70,687	50,729	49,390
Income taxes	$26,916	51,585	74,310
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$5,047	—	2,068

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Ability to Continue as a Going Concern

On May 17, 2017, Tidewater Inc. (“Tidewater” or the “company”) and certain of its subsidiaries (collectively with Tidewater, the “Debtors”) filed voluntary petitions for relief (collectively, the “Petitions” and, the cases commenced thereby, the “Bankruptcy Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Cases were filed in order to effect the Debtors’ Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors (as proposed, the “Prepackaged Plan”).  The company expects to continue operations in the normal course during the pendency of the chapter 11 proceedings.

The significant risks and uncertainties related to the company’s chapter 11 proceeding raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. Upon emergence from chapter 11 proceedings adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Refer to Note (2), "Restructuring and Chapter 11 Proceedings" for more information.

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

Marine Operating Supplies

Marine operating supplies, which consist primarily of operating parts and supplies for the company’s vessels as well as fuel, are stated at the lower of weighted-average cost or market.

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

Net Properties and Equipment

The following are summaries of net properties and equipment at March 31:

(In thousands)		2017		2016
Properties and equipment:
Vessels and related equipment		$3,407,760		$4,666,749
Other properties and equipment		69,670		92,065
		3,477,430		4,758,814
Less accumulated depreciation and amortization		612,668		1,207,523
Net properties and equipment		$2,864,762		$3,551,291

	2017		2016
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	143	$1,990,049	180	$2,510,418
Stacked vessels	101	793,606	73	794,126
Marine equipment and other assets under construction		53,611		185,380
Other property and equipment (A)		27,496		61,367
Totals	244	$2,864,762	253	$3,551,291

(A)	Other property and equipment includes eight remotely operated vehicles.
(B)	Vessel count excludes vessels operated under sale leaseback agreements.

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2017 and 2016 have an average age of 11.5 and 12.5 years, respectively.

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels not expected to return to active service every six months or whenever changes in circumstances indicate that the carrying amount of a stacked vessel may not be recoverable. Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. For vessels with more significant carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates. The company records an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. Refer to Note (19) for a discussion on asset impairments.

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

The company performed its annual goodwill impairment assessment as of December 31, 2014 and recorded goodwill impairment charges of $283.7 million. The impairment charge was due to the negative effect on average day rates and utilization levels of the company’s vessels as a result of the rapid and significant decline in crude oil and natural gas prices which occurred and accelerated throughout the latter part of the company’s third quarter of fiscal 2015. Refer to Note (16) for a complete discussion of Goodwill.

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

(In thousands)	2017	2016
Accrued property and liability losses	$13,792	12,799

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Reclassifications

The company made certain reclassifications to prior period amounts to conform to the current year presentation, specifically, a modification to the company’s reportable segments (refer to Note 15) and the adoption of ASU 2015-13, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issues costs (refer to Note 5). These reclassifications did not have a material effect on the consolidated statement of earnings, balance sheet or cash flows.

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

In March 2017, the FASB issued ASU 2017-17, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs, This new guidance amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This new guidance is effective for the company in the first quarter of fiscal year 2019. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This new guidance is effective for the company in the first quarter of fiscal year 2019. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain specific types of cash receipts in the statement of cash flows with the intent of reducing diversity in practice. This new guidance is effective for the company in the first quarter of fiscal year 2019. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. Additionally, the company’s vessel contracts may contain a lease component and if so the company would then recognize a portion of its revenue related to that contract as lease revenue. The new guidance is effective for the company in the first quarter of fiscal year 2020 but due to the interrelationship among the lease accounting standard and ASU 2014-09 we expect these accounting will be adopted concurrently, no later than the first quarter of fiscal 2019. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue standard will  be effective for the company in the first quarter of fiscal 2019. Based on the criteria of ASU 2015-17, the company’s vessel charter contracts may contain a lease component and if so, revenue recognition of that portion of the contract would be accounted for as lease revenue while any service components of the contract would be accounted for under ASU 2014-09. The company is evaluating the impact of the implementation of this new guidance on its consolidated financial statements and disclosures.

(2)REORGANIZATION AND CHAPTER 11 PROCEEDINGS

The lower commodity prices from mid-2014, which persisted through 2017, resulted in reduced offshore exploration and development spending by our customers and reduced revenue and cash flows for the company, which compromised our ability to remain in compliance with certain financial covenants set forth in agreements governing our indebtedness. Prior to the end of fiscal 2016, and while the company was in compliance with its debt agreements, the company borrowed $600 million to provide adequate liquidity to weather the industry downturn. At March 31, 2017, we had $2.04 billion of debt ($2.03 billion, net of deferred debt issue costs of $6.4 million) consisting of (i) $900 million in borrowings under the Credit Agreement (as defined below), which consists of a fully drawn $600 million revolving credit facility and a $300 million term loan facility; (ii) $500 million in principal amount of 2013 Notes (as defined below); (iii) $165 million in principal amount of 2011 Notes (as defined below); (iv) $382.5 million in principal amount of 2010 Notes (as defined below); and (v) approximately $92 million of U.S. dollar-equivalent (“USD”) debt under the Troms Credit Agreement (as defined below), which consists of four tranches of unsecured debt.

In response to the significant and sustained decline in commodity prices and resulting decline in the (i) utilization of our offshore support vessels, (ii) average day rates received, and (iii) vessel revenue, in fiscal 2016 and fiscal 2017, we focused on managing our balance sheet to preserve liquidity by taking certain steps, including reducing capital expenditures, terminating and/or renegotiating various contracts, and reducing our workforce and discretionary expenditures. We implemented a number of significant cost reduction measures to mitigate the effects of significantly lower vessel revenue and, given the currently challenging offshore support vessel market and business outlook, took other steps to improve our financial position and liquidity, including (i) the January 2016 suspension of our common stock dividend, (ii) the March 2016 $600 million draw on the Tidewater Credit Facility, and (iii) the renegotiation or termination of vessel construction contracts in order to reduce capital expenditures, which increased current and projected liquidity by in excess of $200 million.

Despite efforts to reduce spending, we determined that with our current capital structure, we were not positioned to withstand the ongoing and precipitous decline in oil and gas prices and the corresponding decline in revenues and cash flows. We concluded that a reduction in our long-term debt and cash interest obligations was required to improve our financial position and flexibility. Additionally, we retained financial and legal advisors, to assist us in analyzing and considering financial, transactional and strategic alternatives. As such, we engaged Weil, Gotshal & Manges LLP (“Weil”), as our restructuring counsel and Lazard Frères & Co. LLC (“Lazard”), as our investment banker and financial advisor, to assist us in developing and implementing a comprehensive restructuring plan.

At June 30, 2016, we failed to meet a 3.0x minimum interest coverage ratio covenant contained in the Credit Agreement, the Troms Credit Agreement, and the 2013 Notes Purchase Agreement (each as defined below) (collectively, the “Funded Debt Agreements”), which resulted in covenant noncompliance that would have allowed the respective lenders and/or the noteholders to declare us to be in default under each of the Funded Debt Agreements, and accelerate the indebtedness thereunder. In addition, our projected covenant non-compliance resulted in the inclusion in the report provided by our independent registered public accounting firm that accompanied our audited consolidated financial statements for the fiscal year ended March 31, 2016 (the “Audit Opinion”) of an explanatory paragraph regarding our ability to continue as a going concern. Our inability to receive an Audit Opinion without modification was a separate event of default under the Credit Agreement that would have allowed the lenders to accelerate the indebtedness thereunder.

To avoid an acceleration of indebtedness under the Funded Debt Agreements (and potentially the other Senior Unsecured Notes) we negotiated and obtained limited waivers from the necessary lenders and noteholders to extend the waiver of the audit opinion requirement and/or waive the minimum interest coverage ratio requirement until August 14, 2016 and subsequent, further extensions until September 18, 2016, October 21, 2016, November 11, 2016, January 27, 2017, March 3, 2017, and March 27, 2017.

Since January 2016, we have been actively engaged in discussions and negotiations regarding restructuring alternatives with (i) a steering committee comprised of certain Tidewater Lenders (as defined below) (the “Bank Lender Steering Committee”), (ii) the Troms Lenders (as defined below), and (iii) an unofficial committee of certain unaffiliated holders of the 2013 Notes (the “Unofficial 2013 Noteholder Committee”). Since December 2016, such discussions and negotiations have focused on a restructuring through a consensual prepackaged plan pursuant to chapter 11 of the U.S. Bankruptcy Code that would be supported by a substantial percentage of our lenders and the noteholders. When the March 27, 2017 waiver expired on April 7, 2017 in accordance with its terms, our negotiations with the Bank Lender Steering Committee and the Unofficial Noteholder Committee regarding the terms of the restructuring were substantially complete. By early May, the Debtors (as defined below), the Bank Lender Steering Committee and the Unofficial Noteholder Committee

reached an agreement in principle regarding the terms, and processes to document, the Restructuring embodied in the Prepackaged Plan through the RSA (as defined below). The RSA is an agreement pursuant to which the lenders agree to support the Prepackaged Plan. The Debtors were also able to reach an agreement in principle with the Troms Lenders regarding an amendment of the Troms Credit Agreement to be executed in conjunction with the Prepackaged Plan.

Restructuring Support Agreement. Prior to filing the Bankruptcy Petitions (as defined below), on May 11, 2017, the Debtors (as defined below) entered into a Restructuring Support Agreement (the “RSA”) with certain of its creditors (collectively, the “Consenting Creditors”), specifically: (i) lenders holding approximately 60% of the outstanding principal amount of the loans under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), between the company as borrower, each of the guarantors named therein, Bank of America, N.A., as administrative agent and the lenders party thereto (the “Consenting Tidewater Lenders”) and (ii) holders of approximately 99% of the aggregate outstanding principal amount of Tidewater’s (a) 3.90% Senior Notes, 2010-Series B due December 30, 2017, 3.95% Senior Notes, 2010-Series C due December 30, 2017, 4.12% Senior Notes, 2010-Series D due December 30, 2018, 4.17% Senior Notes, 2010-Series E due December 30, 2018, 4.33% Senior Notes, 2010-Series F due December 30, 2019, 4.51% Senior Notes, 2010-Series G due December 30, 2020, 4.56% Senior Notes, 2010-Series H due December 30, 2020, and 4.61% Senior Notes, 2010-Series I due December 30, 2022 (collectively, the “2010 Notes”), (b) 4.06% Senior Notes, Series 2011-A due March 31, 2019, 4.64% Senior Notes, Series 2011-B due June 30, 2021, and 4.54% Senior Notes, Series 2011-C due June 30, 2021 (collectively, the “2011 Notes”), and (c) 4.26% Senior Notes, Series 2013-A due November 16, 2020, 5.01% Senior Notes, Series 2013-B due November 15, 2023, and 5.16% Senior Notes, Series 2013-C due November 17, 2025 (collectively, the “2013 Notes,” and together with the 2010 Notes and the 2011 Notes, the “Notes”) (such holders, the “Consenting Noteholders”) to support a restructuring on the terms of the Prepackaged Plan. On May 12, 2017, the Debtors commenced the solicitation of votes on the Prepackaged Plan.

Troms Forbearance Agreement and Amendment to the Troms Facility Agreement. As previously disclosed, on May 25, 2012, the Debtors, as guarantors, entered into a Term Loan Facility Agreement as amended and restated (the “Troms Facility Agreement”) with Troms Offshore Supply AS, as borrower (the “Troms Borrower”), Eksportkreditt Norge AS and Kommunal Landspensjonskasse Gjensidig Forsikringsselskap as lenders (the “Troms Lenders”), and certain bank guarantors party thereto (together with the Troms Lenders, the “Troms Finance Parties”). On May 11, 2017, the Debtors, the Troms Borrower, the Troms Finance Parties, the Additional Obligors (as defined herein) and Garantiinstituttet for Eksportkreditt and DNB Capital LLC as additional lenders (the “Additional Lenders”), entered into an Amendment and Restatement Agreement No. 4 (the “Fourth Amendment”), pursuant to which, among other things, (a) the Additional Lenders agreed to make available to the Troms Borrower a new term loan for up to $5,068,863, (b) Troms Offshore Fleet Holding AS, Troms Offshore Fleet 1 AS, Troms Offshore Fleet 2 AS, Troms Offshore Fleet 3 AS, Troms Offshore Fleet 4 AS, and JB Holding Company BV, each an indirect, wholly-owned foreign subsidiary of the company, agreed to serve as additional obligors of the obligations thereunder (collectively, the “Additional Obligors”), and (c) the Debtors, the Troms Borrower, the Additional Obligors, the Troms Finance Parties, and the Additional Lenders agreed to amend and restate the Troms Facility Agreement (the “Amended and Restated Troms Facility Agreement”). The Fourth Amendment will become effective on the Effective Date (as defined below).

On May 11, 2017, the Debtors also entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Troms Borrower, the Additional Lenders, DNB Bank ASA, New York Branch, as agent on behalf of the Troms Finance Parties, and the Norwegian Export Credit Guarantee Agency, as bank guarantor, which Forbearance Agreement relates to the Troms Facility Agreement. Pursuant to the Forbearance Agreement, among other provisions, the Troms Finance Parties have agreed that during the Forbearance Period (as defined below), subject to certain conditions precedent and continuing conditions, they will not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Finance Parties under the Troms Facility Agreement or otherwise, including, without limitation, any action to accelerate, or join in any request for acceleration of, the Troms Facility Agreement due to the company commencing voluntary cases under chapter 11 of the Bankruptcy Code as contemplated by the RSA and the continued existence of certain specified events of default. The Forbearance Period began on May 11, 2017 and ends on the earliest of (i) August 30, 2017, (ii) the occurrence of any event of default under the Troms Facility Agreement, other than certain specified events of default, and (iii) the termination of the RSA as a result of the occurrence of any (a) Creditor Termination Event (as defined in the RSA), (b) Tidewater Termination Event (as defined in the RSA), or (c) other termination of the RSA under its terms.

Reorganization and Chapter 11 Proceedings

On May 17, 2017 (the “Petition Date”), the company and certain subsidiaries, Cajun Acquisitions, LLC, Gulf Fleet Supply Vessels, L.L.C., Hilliard Oil & Gas, Inc., Java Boat Corporation, Pan Marine International Dutch Holdings, L.L.C., Point Marine, L.L.C., Quality Shipyards, L.L.C., S.O.P., Inc., Tidewater Corporate Services, L.L.C., Tidewater GOM, Inc., Tidewater Marine, L.L.C., Tidewater Marine Alaska, Inc., Tidewater Marine Fleet, L.L.C., Tidewater Marine Hulls, L.L.C., Tidewater Marine International Dutch Holdings, L.L.C., Tidewater Marine Sakhalin, L.L.C., Tidewater Marine Ships, L.L.C., Tidewater Marine Vessels, L.L.C., Tidewater Marine Western, Inc., Tidewater Mexico Holding, L.L.C., Tidewater Subsea, L.L.C., Tidewater Subsea ROV, L.L.C., Tidewater Venture, Inc., Twenty Grand (Brazil), L.L.C., Twenty Grand Marine Service, L.L.C., and Zapata Gulf Marine L.L.C., (together with the company, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On May 19, 2017, the Bankruptcy Court set a combined hearing to consider approval of the Debtors’ disclosure statement and confirmation of the Prepackaged Plan for June 28, 2017. If the Prepackaged Plan is approved by the Bankruptcy Court within the time frame we currently expect, the Prepackaged Plan will likely become effective in July 2017, at which point or shortly thereafter the Debtors would emerge from bankruptcy, however, there can be no assurance that the effectiveness of the Prepackaged Plan will occur on such date, or at all.

As of the Petition Date, we had outstanding, unsecured prepetition funded debt obligations totaling approximately $2.04 billion. We also had certain obligations arising under the Sale Leaseback Agreements, pursuant to which the Debtors charter certain vessels owned by third parties.  Additionally, as of the Petition Date, we had $23.7 million of accrued interest payable on our Credit Facility and Notes.  With the filing of the petition in bankruptcy, all of the debt represented by the Credit Agreement, the Notes, and the Troms Facility Agreement accelerated, but the enforcement of the lenders and noteholders rights thereunder have been stayed by the bankruptcy proceeding.

In connection with the restructuring contemplated by the Prepackaged Plan, the Debtors have identified certain cost savings opportunities, including the elimination of burdensome obligations under certain sale leaseback agreements (the “Sale Leaseback Agreements”), pursuant to which the Debtors charter certain vessels owned by third parties (the “Sale Leaseback Parties”).  On the Petition Date, the Debtors filed a motion seeking to reject such agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”).  Pursuant an order by the Bankruptcy Court approving a stipulation with the Sale Leaseback Parties, the Bankruptcy Court approved the rejection of the Sale Leaseback Agreements, the reserve for the Sale Leaseback Claims until they are resolved in the amount of approximately $324 million, and the temporary allowance of the disputed Sale Leaseback Claims for purposes of voting on the Prepackaged Plan.

During the bankruptcy proceedings, the Debtors are operating as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted a number of first day motions filed by the Debtors, allowing the company to operate its business in the ordinary course throughout the bankruptcy process. The first day motions authorized, among other things, the company to pay prepetition employee wages and benefits without interruption, maintain its insurance programs, utilize its current cash management system, and pay undisputed prepetition obligations owed to its vendors and trade creditors in the ordinary course of business. Subject to certain exceptions under the Bankruptcy Code, the commencement of the Debtors’ chapter 11 cases automatically stayed most judicial or administrative actions against the Debtors and their property to, among other things, recover or collect a pre-petition claim.

The Prepackaged Plan is subject to the approval of the Bankruptcy Court and anticipates, among other things, that on the effective date of the Prepackaged Plan (the “Effective Date”):

•

The lenders under the Credit Agreement, the holders of Notes, and the Sale Leaseback Parties (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) will receive their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “Jones Act Warrants”) to purchase common stock, representing 95% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock will be cancelled as of the Effective Date. Existing common stockholders of the company will receive their pro rata share of common stock representing 5% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants will be issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an aggregate exercise price based upon an equity value of the company of approximately $1.71 billion, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an aggregate exercise price based upon an equity value of the company of $2.02 billion. The Series A Warrants will be exercisable for a number of shares equal to 7.5% of the sum of (i) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (ii) any shares issuable upon exercise of the Jones Act Warrants and the Series A Warrants, while the Series B Warrants will be exercisable for a number of shares equal to 7.5% of the sum of (x) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (y) any shares issuable upon the exercise of the Jones Act Warrants, the Series A Warrants, and Series B Warrants. Like the Jones Act Warrants, the Series A Warrants and the Series B Warrants will not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and will be subject to the restrictions in the company’s new certificate of incorporation described above that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that would otherwise be issuable to the allowed General Unsecured Creditors may be adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Prepackaged Plan requires that, at the time the company emerges from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Prepackaged Plan provides for the issuance of a combination of common stock of the reorganized company and the Jones Act Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The Jones Act Warrants will not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the Jones Act Warrants will be exercisable immediately at a nominal exercise price, subject to restrictions contained in the company’s new certificate of incorporation designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. The company will establish, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, will be paid in full in the ordinary course of business (except as otherwise agreed among the parties).

The company and the Sale Leaseback Parties did not reach agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, Jones Act Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims will be withheld from the cash, Jones Act Warrants, and New Secured Notes distributed to allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata.

Assuming implementation of the Prepackaged Plan, the company expects that it will eliminate approximately $1.6 billion in principal amount of outstanding debt. In addition, taking into account the rejection of the Sale-Leaseback Agreements discussed above, the company estimates that interest and operating lease expenses, collectively, will be reduced by approximately $73 million annually. Combined vessel operating lease expense and interest and debt costs, net was $108.8 million for the fiscal year 2017.

(3)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies at March 31, were as follows:

(In thousands)	Percentage Ownership	2017	2016
Sonatide Marine, Ltd. (Angola)	49%	$45,115	37,141
DTDW Holdings, Ltd. (Nigeria)	40%	—	361
Investments in, at equity, and advances to unconsolidated companies		$45,115	37,502

(4)	INCOME TAXES

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

Earnings before income taxes derived from United States and non-U.S. operations for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Non-U.S.	$(498,931)	(85,346)	(38,282)
United States	(144,683)	(54,211)	(27,985)
	$(643,614)	(139,557)	(66,267)

Income tax expense (benefit) for the years ended March 31, consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2017
Current	$(842)	17	9,422	8,597
Deferred	(2,200)	—	—	(2,200)
	$(3,042)	17	9,422	6,397
2016
Current	$(13,335)	(92)	41,042	27,615
Deferred	(6,796)	—	—	(6,796)
	$(20,131)	(92)	41,042	20,819
2015
Current	$4,869	(9)	66,452	71,312
Deferred	(72,389)	—	—	(72,389)
	$(67,520)	(9)	66,452	(1,077)

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following for the years ended March 31:

(In thousands)	2017	2016	2015
Computed “expected” tax expense	$(225,265)	(48,845)	(23,193)
Increase (reduction) resulting from:
Foreign income taxed at different rates	232,904	90,779	(13,570)
FIN 48	3,007	(3,259)	(1,703)
Expenses which are not deductible for tax purposes	5,587	191	472
Non-deductible goodwill	—	—	15,811
Valuation allowance – deferred tax assets	(2,377)	(13,124)	17,829
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	(3,860)	(4,319)	(2,358)
Expenses which are not deductible for book purposes	—	—	(832)
Foreign taxes	(928)	(744)	5,688
State taxes	11	(60)	(6)
Other, net	(2,682)	200	785
	$6,397	20,819	(1,077)

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

The effective tax rate applicable to pre-tax earnings for the years ended March 31, is as follows:

	2017	2016	2015
Effective tax rate applicable to pre-tax earnings	(0.99%)	(14.94%)	1.63%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, is as follows:

(In thousands)	2017	2016
Deferred tax assets:
Accrued employee benefit plan costs	$18,241	19,705
Stock based compensation	2,940	6,780
Net operating loss and tax credit carryforwards	14,693	6,177
Other	5,587	5,548
Gross deferred tax assets	41,461	38,210
Less valuation allowance	(2,327)	(4,705)
Net deferred tax assets	39,134	33,505
Deferred tax liabilities:
Basis difference in partnership	(17,322)	(8,375)
Depreciation and amortization	(27,355)	(25,130)
Gross deferred tax liabilities	(44,677)	(33,505)
Net deferred tax assets (liabilities)	$(5,543)	—

Management assesses the available positive and negative evidence to estimate whether sufficient future U.S. taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for financial reporting purposes of domestic corporations that was incurred over the three-year period ended March 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, a valuation allowance of $4.7 million as of March 31, 2016 was recorded against net deferred tax assets. For the year ended March 31, 2017, the amount of the deferred tax asset considered realizable was adjusted based on current estimates of future U.S. taxable income, resulting in a valuation allowance of $2.3 million at March 31, 2017.

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. For the year ended March 31, 2017, the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is estimated to be approximately $435 million. As of March 31, 2017, the foreign tax credits that would become available as a result of a taxable transaction, are estimated to be sufficient to offset the gross U.S. tax liability recognized.

The amount of foreign income that U.S. deferred taxes has not been recognized upon, as of March 31, is as follows:

(In thousands)	2017
Foreign income not recognized for U.S. deferred taxes	$1,805,626

The company has the following foreign tax credit carry-forwards that expire in 2022.

(In thousands)	2017
Foreign tax credit carry-forwards	$2,327

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes at March 31:

(In thousands)	2017	2016
Tax liabilities for uncertain tax positions	$11,751	13,046
Income tax payable	13,936	32,321

Included in the liability balances for uncertain tax positions above are $7 million of penalties and interest. The tax liabilities for uncertain tax positions are primarily attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which are not included in the liability for uncertain tax positions above as they have not been recognized in previous tax filings, and which would lower the effective tax rate if realized, at March 31, are as follows:

(In thousands)	2017
Unrecognized tax benefit related to state tax issues	$12,367
Interest receivable on unrecognized tax benefit related to state tax issues	48

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the liability for uncertain tax positions (but excluding related penalties and interest) for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Balance at April 1,	$17,648	19,698	20,066
Additions based on tax positions related to the current year	4,853	1,223	1,342
Settlement and lapse of statute of limitations	(1,108)	(3,273)	(1,710)
Balance at March 31,	$21,393	17,648	19,698

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for years prior to 2009. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Excess tax benefits on stock benefit transactions	$(934)	(1,605)	(1,784)

(5)	INDEBTEDNESS

The company failed to meet certain covenants contained in the Bank Loan Agreement, the Troms Offshore Debt agreement, and the September 2013 Senior Notes, which resulted in covenant noncompliance that would have allowed the respective lenders and/or the noteholders to declare us to be in default under each of the Funded Debt Agreements, and accelerate the indebtedness thereunder.

To avoid an acceleration of indebtedness of these agreements (and potentially the August 2011 and September 2010 Senior Notes) the company negotiated and obtained limited waivers from the necessary lenders and noteholders until
August 14, 2016 and subsequent, further extensions until September 18, 2016, October 21, 2016, November 11, 2016, January 27, 2017, March 3, 2017, March 27, 2017, and April 7, 2017. When the final waiver expired in accordance with its terms on April 7, 2017, negotiations regarding the terms of the company’s restructuring were substantially complete.

Please refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form
10-K for additional information regarding the negotiations with its Lenders and Noteholders, Restructuring Support Agreement and Reorganization and chapter 11 Proceedings.

As a result of the above, all of the company’s debt has been classified as current on its Consolidated Balance Sheets as of March 31, 2017 and March 31, 2016.

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

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2017 and 2016. At March 31, 2017, the estimated fair market value of the term loan and the revolver was $168 million and $336 million, respectively.

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

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2017	2016
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	6.4	7.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	280,000	342,746

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2017	2016
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	3.6	4.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	92,400	127,148

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

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2017	2016
Aggregate debt outstanding	$382,500	382,500
Weighted average remaining life in years	3.1	4.1
Weighted average coupon rate on notes outstanding	4.35%	4.35%
Fair value of debt outstanding	214,200	302,832

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive loss at March 31, 2016, is an after-tax loss of $1.5 million ($2.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs were being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense. During the fourth quarter of fiscal 2017 the remaining other comprehensive loss related to the interest rate hedge of $1.3 million ($2.4 million pre-tax) was recognized as interest expense in accordance with ASC 815.

Troms Offshore Debt

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in April 2027 secured only by a company guarantee. The loan requires semi-annual principal payments of $1.3 million (plus accrued interest) and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 4.42%). As of March 31, 2017, $27.4 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in January 2027 secured only by a company guarantee. The loan requires semi-annual principal payments of $1.2 million (plus accrued interest) and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 4.41%). As of March 31, 2017, $24.6 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding at March 31, is as follows:

(In thousands)	March 31, 2017	March 31, 2016
May 2015 notes (A)
Amount outstanding	$27,421	30,033
Fair value of debt outstanding (Level 2)	27,395	30,062
March 2015 notes (A)
Amount outstanding	$24,573	27,030
Fair value of debt outstanding (Level 2)	24,544	27,027

(A)	Note requires semi-annual principal payments.

In January 2014, Troms Offshore entered into a 300 million NOK, 12 year borrowing agreement originally scheduled to mature in January 2026 secured only by a company guarantee. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 2.00% for a total all-in rate of 4.31%). As of March 31, 2017, 225 million NOK (approximately $26.2 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement originally scheduled to mature in May 2024 and is secured only by a company guarantee. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 2.00% for a total all-in rate of 5.88%). As of March 31, 2017, 127.8 million NOK (approximately $14.9 million) is outstanding under this agreement.

A summary of Norwegian Kroner (NOK) denominated Troms Offshore borrowings outstanding at March 31, and their U.S. dollar equivalents is as follows:

(In thousands)	March 31, 2017	March 31, 2016
4.31% January 2014 notes (A):
NOK denominated	225,000	250,000
U.S. dollar equivalent	$26,167	30,207
Fair value in U.S. dollar equivalent (Level 2)	26,133	30,199
5.88% May 2012 notes (A):
NOK denominated	127,800	144,840
U.S. dollar equivalent	$14,864	17,500
Fair value in U.S. dollar equivalent (Level 2)	14,793	17,479

(A)	Note requires semi-annual principal payments.

Each of the four Troms Offshore Debt tranches (two U.S. dollar denominated and two NOK denominated) require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. For information regarding a forbearance agreement and amendments to the Troms debt instruments entered into at the time the RSA was agreed upon, see Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Summary of Debt Outstanding per Stated Maturities

The following table summarizes debt outstanding at March 31 based on stated maturities:

(In thousands)	2017	2016
3.90% September 2010 senior notes due fiscal 2018	$44,500	44,500
3.95% September 2010 senior notes due fiscal 2018	25,000	25,000
4.12% September 2010 senior notes due fiscal 2019	25,000	25,000
4.17% September 2010 senior notes due fiscal 2019	25,000	25,000
4.33% September 2010 senior notes due fiscal 2020	50,000	50,000
4.51% September 2010 senior notes due fiscal 2021	100,000	100,000
4.56% September 2010 senior notes due fiscal 2021	65,000	65,000
4.61% September 2010 senior notes due fiscal 2023	48,000	48,000
4.06% August 2011 senior notes due fiscal 2019	50,000	50,000
4.54% August 2011 senior notes due fiscal 2022	65,000	65,000
4.64% August 2011 senior notes due fiscal 2022	50,000	50,000
4.26% September 2013 senior notes due fiscal 2021	123,000	123,000
5.01% September 2013 senior notes due fiscal 2024	250,000	250,000
5.16% September 2013 senior notes due fiscal 2026	127,000	127,000
NOK denominated notes due fiscal 2025	14,864	17,500
NOK denominated notes due fiscal 2026	26,167	30,207
USD denominated notes due fiscal 2027	24,573	27,030
USD denominated notes due fiscal 2028	27,421	30,033
Bank term loan due fiscal 2020	300,000	300,000
Revolving line of credit due fiscal 2020	600,000	600,000
	$2,040,525	2,052,270
Less: Deferred debt issue costs	6,401	6,754
Total debt	$2,034,124	2,045,516

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Interest and debt costs incurred, net of interest capitalized	$75,026	53,752	50,029
Interest costs capitalized	4,829	10,451	13,673
Total interest and debt costs	$79,855	64,203	63,702

(6)    EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of March 31, 2017, approximately 30 active employees are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Active employees who previously accrued benefits under the pension plan continue to accrue benefits as participants in the company’s defined contribution retirement plan effective January 1, 2011. The transfer of employee benefits from a defined benefit pension plan to a defined contribution plan provided the company with more predictable retirement plan costs and cash flows. The company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have also been reduced. Losses associated with the curtailment of the pension plan were immaterial. The company contributed $3 million to the defined benefit pension plan during fiscal 2017 and did not contribute to the plan during 2016. Management is working with its actuary to determine if a contribution will be necessary during fiscal 2018.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock) are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed $0.2 million and $0.2 million to the supplemental plan during fiscal 2017 and 2016, respectively.

Investments held in a Rabbi Trust in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31:

(In thousands)	2017	2016
Investments held in Rabbi Trust	$8,759	8,811
Unrealized (loss) gains in carrying value of trust assets	(95)	(208)
Unrealized (loss) gains in carrying value of trust assets are net of income tax expense of	(223)	(168)
Obligations under the supplemental plan	29,108	25,072

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

Effective November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017. The medical coverage remains unchanged for participants under age 65. The plan amendment resulted in an additional net periodic postretirement benefit of $2.0 million and $1.4 million for the year ended March 31, 2017 and March 31, 2016, respectively.

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

U.S. Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2017	Actual as of 2016
U.S. Pension plan:
Equity securities	—	—	—
Debt securities	100%	98%	95%
Cash and other	—	2%	5%
Total	100%	0%	100%
Supplemental plan:
Equity securities	65%	59%	58%
Debt securities	35%	37%	39%
Cash and other	—	4%	3%
Total	100%	100%	100%

Significant Concentration Risks

U.S. Plans

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2017, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

The fair value hierarchy for the pension plans and supplemental plan assets measured at fair value as of March 31, 2017, are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Debt securities:
Government securities	$3,770	3,770	—	—	—
Collateralized mortgage securities	2,537	—	2,537	—	—
Corporate debt securities	47,871	—	47,871	—	—
Foreign debt securities	—	—	—	—	—
Cash and cash equivalents	989	345	644	—	—
Other	1,298	100	1,198	—	—
Total	$56,465	4,215	52,250	—	—
Accrued income	681	681	—	—	—
Total fair value of plan assets	$57,146	4,896	52,250	—	—
Supplemental plan measured at fair value:
Equity securities:
Common stock	$3,561	3,561	—	—	—
Foreign stock	132	132	—	—	—
American depository receipts	1,387	1,387	—	—	—
Preferred American depository receipts	20	20	—	—	—
Real estate investment trusts	76	76	—	—	—
Debt securities:
Government debt securities	1,613	832	781	—	—
Open ended mutual funds	1,648	—	—	—	1,648
Cash and cash equivalents	323	15	236	—	72
Total	$8,760	6,023	1,017	—	1,720
Other pending transactions	—	—	—	—	—
Total fair value of plan assets	$8,760	6,023	1,017	—	1,720

The following table provides the fair value hierarchy for the pension plans and supplemental plan assets measured at fair value as of March 31, 2016:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Debt securities:
Government securities	$3,104	3,104	—	—	—
Collateralized mortgage securities	47	—	47	—	—
Corporate debt securities	48,378	—	48,378	—	—
Foreign debt securities	1,499	—	1,499	—	—
Cash and cash equivalents	2,247	346	1,901	—	—
Other	1,077	64	1,013	—	—
Total	$56,352	3,514	52,838	—	—
Accrued income	822	822	—	—	—
Total fair value of plan assets	$57,174	4,336	52,838	—	—
Supplemental plan measured at fair value:
Equity securities:
Common stock	$3,290	3,290	—	—	—
Foreign stock	159	159	—	—	—
American depository receipts	1,311	1,311	—	—	—
Preferred American depository receipts	13	13	—	—	—
Real estate investment trusts	61	61	—	—	—
Debt securities:
Government debt securities	1,711	972	739	—	—
Open ended mutual funds	1,663	—	—	—	1,663
Cash and cash equivalents	343	13	282	—	48
Total	$8,551	5,819	1,021	—	1,711
Other pending transactions	260	291	(49)	—	18
Total fair value of plan assets	$8,811	6,110	972	—	1,729

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2017 and 2016 and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan, and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, are as follows:

	Pension Benefits		Other Benefits
(In thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$95,830	98,490	5,573	23,926
Service cost	1,182	1,372	81	212
Interest cost	3,814	3,781	201	584
Participant contributions	—	—	411	447
Acquisition	—	(440)	—	—
Plan amendment	—	—	—	(15,961)
Plan settlement	—	—	—	—
Benefits paid	(4,895)	(4,726)	(1,170)	(1,043)
Actuarial (gain) loss	2,082	(2,583)	(285)	(2,592)
Foreign currency exchange rate changes	(72)	(64)	—	—
Benefit obligation at end of year	97,941	95,830	4,811	5,573
Change in plan assets:
Fair value of plan assets at beginning of year	$57,174	60,854	—	—
Actual return	577	(6)	—	—
Expected return	51	43	—	—
Actuarial loss	(148)	(134)	—	—
Administrative expenses	(27)	(36)	—	—
Acquisition	—	(225)	—	—
Employer contributions	4,465	1,445	759	596
Participant contributions	—	—	411	447
Plan settlement	—	—	—	—
Benefits paid	(4,895)	(4,727)	(1,170)	(1,043)
Foreign currency exchange rate changes	(51)	(40)	—	—
Fair value of plan assets at end of year	57,146	57,174	—	—
Payroll tax unrecognized in benefit obligation at end of year	83	84	—	—
Unfunded status at end of year	$(40,878)	(38,740)	(4,811)	(5,573)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,791)	(993)	(418)	(818)
Noncurrent liabilities	(39,087)	(37,747)	(4,393)	(4,755)
Net amount recognized	$(40,878)	(38,740)	(4,811)	(5,573)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2017	2016
Projected benefit obligation	$97,941	95,830
Accumulated benefit obligation	94,467	91,388

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In thousands)	2017	2016
Projected benefit obligation	$97,941	95,830
Accumulated benefit obligation	94,467	91,388
Fair value of plan assets	57,146	57,174

Net periodic benefit cost for the pension plans and the supplemental plan for the fiscal years ended March 31 include the following components:

(In thousands)	2017	2016	2015
Service cost	$1,182	1,371	825
Interest cost	3,814	3,781	3,873
Expected return on plan assets	(2,246)	(2,163)	(2,741)
Administrational expenses	28	36	—
Payroll tax of net pension costs	56	66	—
Amortization of prior service cost	—	36	50
Amortization of net actuarial losses	32	24	—
Recognized actuarial loss	1,785	2,269	988
Settlement (gain)	—	(245)	—
Net periodic pension cost	$4,651	5,175	2,995

Net periodic benefit cost for the postretirement health care and life insurance plan for the fiscal years ended March 31 include the following components:

(In thousands)	2017	2016	2015
Service cost	$81	212	273
Interest cost	201	584	904
Amortization of prior service cost	(4,346)	(2,996)	(2,032)
Recognized actuarial (gain)	(1,138)	(1,040)	(1,299)
Net periodic postretirement benefit	$(5,202)	(3,240)	(2,154)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the fiscal years ended March 31 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2017	2016	2017	2016
Change in benefit obligation
Net (gain) loss	$3,821	(343)	(285)	(2,592)
Settlement loss	—	—	—	—
Amortization of prior service (cost) credit	—	(36)	4,346	2,996
Amortization of net (loss) gain	(1,785)	(2,269)	1,138	1,040
Prior service (cost) arising during period	—	—	—	(15,961)
Total recognized in other comprehensive (income) loss, before tax	$2,036	(2,648)	5,199	(14,517)
Net of tax	1,323	(1,721)	3,379	(9,436)

Amounts recognized as a component of accumulated other comprehensive income (loss) as of March 31, 2017 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (loss) gain	$(21,204)	7,318
Unrecognized prior service credit	—	13,207
Pre-tax amount included in accumulated other comprehensive (loss) income	$(21,204)	20,525

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (loss) gain	$(2,295)	993
Unrecognized prior service credit	—	2,780

Assumptions used to determine net benefit obligations for the fiscal years ended March 31, are as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	4.25%	4.15%	4.25%	4.00%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31, are as follows:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.15%	4.00%	4.75%	4.00%	4.00%	4.75%
Expected long-term rate of return on assets	4.10%	3.70%	5.00%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligations at March 31, 2017, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2018	$6,746	418
2019	6,931	415
2020	8,504	429
2021	7,358	411
2022	7,318	404
2023 – 2027	37,620	1,765
Total 10-year estimated future benefit payments	$74,477	3,842

Health Care Cost Trends

The following table discloses the assumed health care cost trends used in measuring the accumulated postretirement benefit obligation and net periodic postretirement benefit cost at March 31, 2017 for pre-65 medical and prescription drug coverage, including expected future trend rates.

Pre-65
Year ending March 31, 2017:
Accumulated postretirement benefit obligation	7.60%
Net periodic postretirement benefit obligation	7.75%
Ultimate health care cost trend	4.54%
Ultimate year health care cost trend rate is achieved	2038
Year ending March 31, 2018:
Net periodic postretirement benefit obligation	7.60%

A one-percentage rate increase (decrease) in the assumed health care cost trend rates has the following effects on the accumulated postretirement benefit obligation as of March 31:

(In thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$215,686	(195,172)
Aggregate service and interest cost	15,486	(13,842)

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

The plan held the following number of shares of Tidewater common stock as of March 31:

	2017	2016
Number of shares of Tidewater common stock held by 401(k) plan	291,957	351,675

The amounts charged to expense related to the above defined contribution plans, for the fiscal years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Defined contribution plans expense, net of forfeitures	$2,660	3,443	4,216
Defined contribution plans forfeitures	149	202	52

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

The amounts charged to expense related to the multinational retirement plan and multinational savings plan contributions, for the fiscal years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Multinational plan expense	$260	596	494

The company also has a defined benefit pension plan that covers certain Norway citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. As of March 31, 2017, approximately 144 active employees are covered by this plan. The company contributed a respective 3.6 million NOK and 3.8 million NOK (approximately $0.4 million and $0.5 million, respectively) to the defined benefit pension plan during fiscal 2017 and 2016. Management is working with its actuary to determine if a contribution will be necessary during fiscal 2018. The preceding fair value hierarchy tables and pension plan assets and obligations tables include the Norway pension plan.

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(7)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at March 31, is as follows:

(In thousands)	2017	2016
Deposits on vessel construction options	$50	30,285
Deposits - general	6,945	8,076
Prepaid expenses	11,414	6,394
	$18,409	44,755

A summary of other assets at March 31, is as follows:

(In thousands)	2017	2016
Recoverable insurance losses	$10,142	9,412
Deferred income tax assets	39,134	33,505
Savings plans and supplemental plan	14,835	14,472
Accumulated costs of rejected vessel (A)	48,382	—
Restricted cash and long-term deposits	15,162	—
Other	11,880	14,297
	$139,535	71,686

(A)	Refer to Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the vessel rejected at the time of delivery.

A summary of accrued expenses at March 31, is as follows:

(In thousands)	2017	2016
Payroll and related payables	$10,465	12,864
Commissions payable (B)	2,143	7,193
Accrued vessel expenses	41,580	45,838
Accrued interest expense	15,021	15,120
Other accrued expenses	8,912	10,596
	$78,121	91,611

(B)	Excludes $34.7 million and $31.6 million of commissions due to Sonatide at March 31, 2017 and 2016, respectively. These amounts are included in amounts due to affiliates.

A summary of other current liabilities at March 31, is as follows:

(In thousands)	2017	2016
Taxes payable	$23,497	45,854
Deferred gain on vessel sales - current	23,798	23,798
Other	1,134	5,173
	$48,429	74,825

A summary of other liabilities and deferred credits at March 31, is as follows:

(In thousands)	2017	2016
Postretirement benefits liability	$4,394	4,755
Pension liabilities	40,339	41,690
Deferred gain on vessel sales	88,923	112,721
Other	21,049	22,380
	$154,705	181,546

(8)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

The company’s employee stock option, restricted stock awards, restricted stock units (that settle in Tidewater common stock), phantom stock, and cash-based performance awards, are granted under the company’s long-term incentive plans and are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its stock-based compensation and incentive plans are critical to its operations and productivity. The long-term incentive plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock and restricted stock unit awards. The restricted stock and stock unit awards include performance shares.

Under the company’s long-term incentive plans, the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted shares and restricted stock units of the company’s stock to officers and other key employees. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants at March 31, are as follows:

	2017	2016
Shares of common stock reserved for issuance under the plans	1,900,769	2,257,963
Shares of common stock available for future grants	505,221	480,839

However, as discussed in greater detail under Item 7 under the heading, “Reorganization and Chapter 11 Proceedings,” the company and certain subsidiaries filed voluntary petitions for chapter 11 bankruptcy protection on May 17, 2017 to effectuate a restructuring pursuant to a Prepackaged Plan.  The Prepackaged Plan, if confirmed by the Bankruptcy Court, provides for the extinguishment of all outstanding stock options as of the Effective Date as well as the adoption of a new management incentive plan (the Tidewater Inc. 2017 Stock Incentive Plan or MIP). Common stock representing 8% of the pro forma fully diluted common equity in reorganized Tidewater would be reserved for issuance under the MIP; 3% would be issued as grants of time-based restricted stock units within 30 days of the Effective Date, with up to 5% available for future grants in the discretion of the compensation committee.  In addition, certain officers of the company or its subsidiaries have granted conditional waivers of certain rights they might otherwise have under existing incentive arrangements.  For more information on the MIP and these waivers, please see Item 11 under “Compensation Discussion and Analysis – Effect of Restructuring on Executive Compensation.”

Stock Option Awards

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were granted in fiscal 2016 and 2015 but not during fiscal 2017. The fair value and assumptions used for the stock options issued during the years ended March 31, are as follows:

	2016	2015
Weighted average fair value of stock options granted	$3.34	5.54
Risk-free interest rate	1.62%	1.82%
Expected dividend yield	0.0%	2.4%
Expected stock price volatility	45%	30%
Expected stock option life	6.5 years	6.5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2017, 2016 and 2015:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2014	$47.51	1,370,056
Granted	22.80	428,326
Exercised	35.21	(29,118)
Expired or cancelled/forfeited	42.97	(60,058)
Outstanding at March 31, 2015	41.69	1,709,206
Granted	7.21	405,817
Exercised	—	—
Expired or cancelled/forfeited	52.67	(337,899)
Outstanding at March 31, 2016	31.73	1,777,124
Granted	—	—
Exercised	—	—
Expired or cancelled/forfeited	44.86	(381,576)
Outstanding at March 31, 2017	$28.14	1,395,548

Information regarding the 1,395,548 options outstanding at March 31, 2017 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2017	$7.21 - $22.80	$33.83 - $45.75	$56.56 - $65.69
Options outstanding	794,779	437,417	163,352
Weighted average exercise price of options outstanding	$15.04	$40.92	$57.65
Weighted average remaining contractual life of options outstanding	8.5 years	2.6 years	1.0 years
Options exercisable	399,080	437,417	163,352
Weighted average exercise price of options exercisable	$17.65	$40.92	$57.65
Weighted average remaining contractual life of options exercisable	8.3 years	2.6 years	1.0 years

Additional information regarding stock options for the years ended March 31, are as follows:

(In thousands, except number of stock options and weighted average price)	2017	2016	2015
Intrinsic value of options exercised	—	—	475
Number of stock options vested	266,311	135,275	7,527
Fair value of stock options vested	$1,185	749	40
Number of options exercisable	999,849	1,100,765	1,288,407
Weighted average exercise price of options exercisable	$34.36	42.96	47.86

There was no intrinsic value of any options outstanding or exercisable at March 31, 2017.

Stock option compensation expense along with the reduction effect on basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except per share data)	2017	2016	2015
Stock option compensation expense	$745	859	71
Basic loss per share increased by	0.02	0.01	0.00
Diluted loss per share increased by	0.02	0.01	0.00

As of March 31, 2017, total unrecognized stock-option compensation costs amounted to $1.5 million or $1.1 million net of tax. No stock option compensation costs were capitalized as part of the cost of an asset. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

Restricted Stock Awards

The company has granted restricted stock awards to key employees, including officers, under several different employee stock plans, which provides for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based and performance-based shares of restricted stock awards. The restrictions on the time-based restricted stock awards lapse generally over a four year period and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock award lapse if the company meets specific targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote the restricted shares and receive dividends on the time-based restricted shares. If dividends are declared, dividends are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. All of the restricted stock awards are classified as equity awards in stockholders’ equity. The value of restricted stock awards is generally amortized on a straight-line basis to earnings over the respective vesting periods and is net of forfeitures.

All restricted stock awards have either fully vested or have been cancelled as of March 31, 2016.

The following table sets forth a summary of restricted stock award activity of the company for fiscal 2016 and 2015:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2014	$54.75	78,824	106,266
Granted	—	—	—
Vested	57.46	(48,574)	—
Cancelled/forfeited	47.09	(5,959)	(37,861)
Non-vested balance at March 31, 2015	56.94	24,291	68,405
Granted	—	—	—
Vested	55.04	(24,291)	—
Cancelled/forfeited	54.43	—	(68,405)
Non-vested balance at March 31, 2016 and March 31, 2017	$—	—	—

Restricted stock award compensation expense and grant date fair value for the years ended March 31, is as follows:

(In thousands)	2016	2015
Grant date fair value of restricted stock vested	$1,337	2,791
Restricted stock compensation expense	472	2,855

No restricted stock award compensation costs were capitalized as part of the costs of an asset. There were no modifications to the restricted stock awards during fiscal 2016 and 2015.

Restricted Stock Units

The company has granted restricted stock units (RSUs) to key employees, including officers, under the company’s employee stock plan, which provides for the granting of restricted stock units to officers and key employees. The company awards time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price. The company also awards performance-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price. Vesting of the various performance-based restricted stock units is based on metrics such as a three year Total Shareholder Return (TSR) as measured against a three year TSR of a defined peer group and Return on Total Capital (ROTC) for the company over a three year performance period. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the TSR performance-based restricted stock units. The fair value of the ROTC performance-based RSUs and time-based RSUs is based on the market price of our common stock on the date of grant. The restrictions on the time-based RSUs lapse over a three year period from the date of the award and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if the company meets specific targets as defined. During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but there are no voting rights until the units vest. If dividends are declared, dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. Restricted stock unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

The following table sets forth a summary of restricted stock unit activity of the company for fiscal 2017, 2016, and 2015:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2014	$50.24	495,209	53.58	256,373
Granted	54.48	551	—	—
Vested	50.92	(237,229)	—	—
Cancelled/forfeited	49.62	(7,381)	—	—
Non-vested balance at March 31, 2015	49.50	251,150	53.58	256,373
Granted	—	—	—	—
Vested	49.74	(152,231)	—	—
Cancelled/forfeited	49.74	(9,280)	69.95	(99,522)
Non-vested balance at March 31, 2016	49.17	89,639	61.75	156,851
Granted	—	—	—	—
Vested	49.39	(76,006)	—	—
Cancelled/forfeited	49.34	(13,450)	61.75	(156,851)
Non-vested balance at March 31, 2017	$54.48	183	—	—

Restrictions on 183 time-based units outstanding at March 31, 2017 will lapse during fiscal 2018.

Restricted stock unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2017	2016	2015
Grant date fair value of restricted stock units vested	$3,754	7,572	12,080
Restricted stock unit compensation expense	2,425	10,505	17,214

No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during fiscal 2017, 2016 and 2015.

Phantom Stock Plan

The company provides a Phantom Stock Plan to provide additional incentive compensation to key employees including officers of the company. The plan awards phantom stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan. The phantom shares generally have a three year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. If dividends are declared, participants receive dividend equivalents at the same rate as dividends on the company’s common stock.

The following table sets forth a summary of phantom stock activity of the company for fiscal 2017, 2016 and 2015:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2014	$50.94	60,882	1,291
Granted	22.80	546,058	—
Vested	48.47	(33,987)	—
Cancelled/forfeited	50.70	(5,482)	—
Non-vested balance at March 31, 2015	24.07	567,471	1,291
Granted	7.21	1,246,972	—
Vested	24.92	(190,052)	—
Cancelled/forfeited	23.93	(25,853)	—
Non-vested balance at March 31, 2016	10.83	1,598,538	1,291
Granted	—	—	—
Vested	12.29	(584,136)	(1,290)
Cancelled/forfeited	13.52	(68,252)	(1)
Non-vested balance at March 31, 2017	$9.74	946,150	—

Restrictions on 566,638 time-based shares will lapse in fiscal 2018. The fair value of the non-vested phantom shares at March 31, 2017 is $1.15 per unit.

Phantom stock compensation expense and grant date fair value of phantom stock vested for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Grant date fair value of phantom stock vested	$7,118	4,737	1,647
Phantom stock compensation expense	467	1,787	933
Phantom stock compensation costs capitalized as part of an asset	—	—	—

As of March 31, 2017, total unrecognized phantom stock compensation costs amounted to $1.1 million, or $0.8 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

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

The following table sets forth a summary of cash-based performance plan unit activity of the company for fiscal 2017, 2016 and 2015:

	Weighted-average Grant-Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2014	$—	—
Granted	1.10	4,519,703
Vested	—	—
Cancelled/forfeited	—	—
Non-vested balance at March 31, 2015	1.10	4,519,703
Granted	1.22	3,527,333
Vested	—	—
Cancelled/forfeited	1.10	(133,320)
Non-vested balance at March 31, 2016	1.16	7,913,716
Granted	—	—
Vested	—	—
Cancelled/forfeited	1.15	(179,991)
Non-vested balance at March 31, 2017	$1.16	7,733,725

Restrictions on 4,296,392 cash-based performance units outstanding at March 31, 2017 will lapse during fiscal 2018 if the performance criteria are met.

Cash-based performance unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2017	2016	2015
Grant date fair value of cash-based performance units vested	$—	—	—
Cash-based performance unit compensation expense	761	1,141	72

As of March 31, 2017, total unrecognized cash-based performance plan compensation costs amounted to $2.1 million, or $1.4 million net of tax. No cash-based performance plan compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized cash-based performance plan compensation costs will be affected by any future cash-based unit grants and by the separation of an employee from the company who has received cash-based performance plan units that are unvested as of their separation date. There were no modifications to the cash-based performance plan units during fiscal 2017, 2016 and 2015.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company provided a Deferred Stock Unit Plan to its non-employee directors through fiscal 2016. The plan provides that each non-employee director is granted annually a number of stock units having an aggregate value of $115,000 beginning fiscal 2013 and $100,000 prior to fiscal 2013 on the date of grant. If dividends are declared, dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit granted from inception of the plan to March 2013 shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. For these units, the participant can elect to receive five annual installments or a lump sum. Beginning with deferred stock units granted in fiscal 2014, participants have the additional option of electing a distribution made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company or distribution date commencing on an anniversary of the grant date, whichever is earlier. For the units granted in fiscal 2014 to fiscal 2016, the participant can elect to receive annual installments of two to ten years or a lump sum distribution.

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2017, 2016 and 2015:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2014	$48.68	146,388
Dividend equivalents reinvested	34.63	3,794
Retirement distribution	47.50	(21,492)
Granted	19.14	56,370
Balance at March 31, 2015	39.53	185,060
Dividend equivalents reinvested	13.36	15,064
Retirement distribution	19.14	(4,874)
Granted	6.83	168,380
Balance at March 31, 2016	23.58	363,630
Dividend equivalents reinvested	—	—
Retirement distribution	6.83	(12,792)
Granted	—	—
Balance at March 31, 2017	$24.19	350,838

Deferred stock units are fully vested at the time of grant. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Deferred stock unit compensation expense, which is reflected in general and administrative expenses, for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Deferred stock units compensation expense (benefit)	$(1,987)	(904)	(2,477)

Non-Employee Board of Directors Deferred Cash Award Plan

For fiscal 2017, the company provided a Deferred Cash Award Plan to its non-employee directors. The plan provided that each non-employee director was granted a cash award having an aggregate value of $97,750. The plan awards cash to participants which earns interest quarterly based on the 10-year Treasury note rate plus 1.5%. For the cash award granted in fiscal 2017, the participant can elect to receive annual installments of two to ten years or a lump sum distribution. Participants have the option of electing a distribution made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company or distribution date commencing on an anniversary of the grant date, whichever is earlier. Effective fiscal 2018, the non-employee directors will no longer receive deferred cash awards.

Deferred cash award expense, which is reflected in general and administrative expenses, for the years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Deferred cash award expense	$978	—	—

(9)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock at March 31, are as follows:

	2017	2016
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.10	$0.10
Common stock shares issued	47,121,304	47,067,715
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

In May 2014, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. In May 2015, the company’s Board of Directors authorized an extension of its May 2014 common stock repurchase program from its original expiration date of June 30, 2015 to June 30, 2016. In fiscal 2015, $100 million was used to repurchase common stock under the May 2014 share repurchase program. No shares were repurchased by the company during fiscal 2016 or fiscal 2017.

In January 2016, the company suspended its common stock repurchase program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2017	2016	2015
Aggregate cost of common stock repurchased	$—	—	99,999
Shares of common stock repurchased	—	—	2,841,976
Average price paid per common share	$—	—	35.19

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors, and will depend on the company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors. The Board of Directors declared the following dividends for the years ended March 31, are as follows:

(In thousands, except per share data)	2017	2016	2015
Dividends declared	$—	34,965	49,127
Dividend per share	—	0.75	1.00

In January 2016, the company suspended the quarterly dividend program.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the years ended March 31, are as follows:

	For the year ended March 31, 2016					For the year ended March 31, 2017
(in thousands)	Balance at 3/31/15	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/16	Balance at 3/31/16	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/17
Available for sale securities	235	(573)	130	(443)	(208)	(208)	(265)	378	113	(95)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(9,129)	13,812	—	13,812	4,683	4,683	(5,121)	—	(5,121)	(438)
Interest rate swap	(1,673)	—	143	143	(1,530)	(1,530)	—	1,530	1,530	—
Total	(20,378)	13,239	273	13,512	(6,866)	(6,866)	(5,386)	1,908	(3,478)	(10,344)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the years ended March 31,

	Year Ended March 31,		Affected line item in the condensed
(In thousands)	2017	2016	consolidated statements of income
Realized gains on available for sale securities	$582	200	Interest income and other, net
Interest rate swap	2,353	220	Interest and other debt costs
Total pre-tax amounts	2,935	420
Tax effect	1,027	147
Total gains for the period, net of tax	$1,908	273

During the fourth quarter of fiscal 2017, $1.3 million ($2.4 million pre-tax) of remaining other comprehensive loss related to the interest rate swap, entered into in July 2010 in connection with the September 2010 senior notes offering and discussed in Note (5), was recognized as interest expense in accordance with ASC 815.

(10)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2017	2016	2015
Net loss available to common shareholders	$(660,118)	(160,183)	(65,190)
Weighted average outstanding shares of common stock, basic	47,071,066	46,981,102	48,658,840
Dilutive effect of options and restricted stock awards	—	—	—
Weighted average common stock and equivalents	47,071,066	46,981,102	48,658,840

Loss per share, basic (A)	$(14.02)	(3.41)	(1.34)
Loss per share, diluted (B)	$(14.02)	(3.41)	(1.34)
Additional information:
Antidilutive options and restricted stock shares	1,233	489,325	284,635

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(B)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.

(11)	SALE/LEASBACK ARRANGEMENTS

Please refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form
10-K for additional information regarding the negotiations with its Lenders and Noteholders, Restructuring Support Agreement and Reorganization and Chapter 11 Proceedings for further discussion of the effect of these proceedings on the company’s sale/leaseback obligations.

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

The following table provides the number of vessels, total proceeds, carrying values at the time of sale, deferred gains recognized, lease expirations, and contractual purchase option timing for the vessels sold and leased back by the company during fiscal 2014:

Fiscal 2014 Quarter	Number of Vessels	Total Proceeds	Carrying Value at time of Sale	Deferred Gain at time of Sale	Lease Term in Years	Purchase Option Percentage	Purchase Option at at end of:
Second	2	$65,550	$34,325	$31,225	7	55%	6th Year
Third	4	141,900	105,649	36,251	7 – 9	54 - 68%	6th or 8th Year
Fourth	4	63,305	32,845	30,460	7 – 10	53 - 59%	6th or 9th Year
	10	$270,755	$172,819	$97,936

Future Minimum Lease Payments

As of March 31, 2017, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2015 Sale/Leaseback	Fiscal 2014 Sale/Leaseback	Total
2018	$9,604	23,486	33,090
2019	10,234	24,800	35,034
2020	11,497	25,519	37,016
2021	11,594	19,979	31,573
2022	10,283	7,932	18,215
Thereafter	8,990	12,131	21,121
Total future lease payments	$62,202	113,847	176,049

(12)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Change of control agreements exist with all of the company’s officers whereby each receives certain compensation and benefits in the event that their employment is terminated for certain reasons during a two- or three-year protected period following a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $46.3 million.

Vessel Commitments

The company has successfully replaced the substantially all of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue with the delivery of the remaining two vessels currently under construction. The company anticipates that it will use some portion of its available cash, or future operating cash flows in order to fund current and any future commitments in connection with the completion of the fleet renewal and modernization program.

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of March 31, 2017:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/17	Remaining Balance 3/31/17
Vessels under construction (A):
Deepwater PSVs (B)	2	$110,022	77,054	32,968
Total vessel commitments	2	$110,022	77,054	32,968

(A)	The two remaining option vessels, a vessel rejected at the time of delivery, and a fast supply boat are not included in the table above.
(B)

In April 2017, the company entered into a novation agreement and assigned the construction contract related to one of the vessels under construction to a third party for net consideration of $5.3 million thus relieving the company of future payments of $27.2 million.

As of March 31, 2017 the company had approximately $33 million in unfunded capital commitments associated with two deepwater platform supply vessels (PSVs), between approximately 5,150 and 5,900 deadweight tons (DWT) of cargo capacity which were under construction at different shipyards ($5.8 million, net of amounts no longer due as a result of the April 2017 novation agreement as described in the following paragraph). The total cost of the two new-build vessels includes contract costs and other incidental costs. The delivery of the remaining new-build vessel is expected in September 2017.

In April 2017, the company entered into a novation agreement whereby a third party paid the company $5.2 million to purchase a deepwater PSV currently under construction at an international shipyard thus terminating the company’s obligation to make additional payments of approximately $27.2 million. The company anticipates that there will be no further payments, credits or charges as a result of the novation agreement. During fiscal 2017 the company recorded impairment charges totaling $23.9 million related to the construction of this vessel.

During the fourth quarter of fiscal 2017, the company rejected the delivery of a PSV under construction and withheld the final contractual milestone payment of $4.5 million for failure of the vessel to meet certain significant contract specifications.  Thereafter, the company delivered a formal notice of default to the shipyard demanding a cure of the deficiencies, following which the shipyard declared the company in default for refusing to accept delivery. Subsequently, the company submitted a demand to the shipyard seeking a refund of all amounts paid by the company to date, totaling approximately $43 million plus accrued contractual interest.  In March 2017, the shipyard filed a notice of arbitration alleging breach of contract with respect to the company’s rejection of the PSV and anticipatory breach of contract based on the company’s anticipated rejection of a second PSV under construction. Through this arbitration, the shipyard is seeking an order requiring the company to take delivery of both vessels and to reimburse the shipyard for certain costs incurred by the shipyard.  The company is evaluating its next steps in the arbitration. A date for arbitration has not yet been set. Approximately $48.4 million of accumulated costs for the rejected vessel have been reclassified from construction in progress to other assets. The rejected vessel is not included in our vessel count and is not included in the table above. The shipyard has also informed the company that the second vessel under construction, and included in the table above, may not be tendered for delivery given the ongoing dispute. Accordingly, the expected delivery date is not known.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the first quarter of fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of March 31, 2017.

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

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused  in three areas: reducing the net receivable balance due the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant  portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law,  for services provided by the company to be paid for directly in U.S. dollars. These challenges, and the company’s efforts to respond, continue.

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at March 31, 2017 and March 31, 2016 of approximately $263 million and $339 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $56 million of the balance at March 31, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $90 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $133 million of amounts due from the company to Sonatide, including $34.7 million in commissions payable by the company to Sonatide with the balance related to costs incurred by Sonatide on behalf of the company.

For the year ended March 31, 2017, the company collected (primarily through Sonatide) approximately $114 million from its Angolan operations. Of the $114 million collected, approximately $101 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $13 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $88 million during the year ended March 31, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at March 31, 2017 and March 31, 2016 of approximately $133 million and $188 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the year ended March 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $127 million, or 22%, of its consolidated vessel revenue, from an average of approximately 58 company-owned vessels that are marketed through the Sonatide joint venture (20 of which were stacked on average during the year ended March 31, 2017), and, for the year ended March 31, 2016, generated vessel revenues of approximately $213 million, or 22%, of consolidated vessel revenue, from an average of approximately 65 company-owned vessels (eight of which were stacked on average during the year ended March 31, 2016).

Sonatide owns seven vessels (three of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of March 31, 2017 and March 31, 2016, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $45 million and $37 million, respectively.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the year ended March 31, 2017 and year ended March 31, 2016 has resulted in a net 22 and 23 vessels transferred out of Angola, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $49.6 million as of March 31, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $1 million as of March 31, 2017). The company appealed this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.9 million as of March 31, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.6 million as of March 31, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $39.1 million as of March 31, 2017) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flagged vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries for additional vessels, we do not yet know the final magnitude of duties, civil penalties, fines and interest associated with amending the entries for these vessels.  It is also possible that CBP may seek to impose civil penalties, fines or interest in connection with amended forms already submitted.

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

The company is currently engaged in a number of legal disputes with Phoenix Tide and its two principals both in Nigeria and in the United Kingdom. The substance of these disputes has been disclosed in prior filings.

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

On January 26, 2017, the company, Phoenix Tide and its surviving principal, Olutokunbo Afolabi Kuforiji, filed a signed settlement agreement with the Nigerian Appeals Court that is intended to resolve all legal disputes and provided for payment by various affiliates of TOTAL to the company of approximately $12 million (inclusive of U.S. dollar and Naira denominations). The Nigerian Appeals Court has approved the settlement agreement and the TOTAL affiliates have made the payment provided therein during the fourth quarter of fiscal 2017.

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($15.4 million as of March 31, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $54.3 million as of March 31, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

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

The company had six outstanding foreign exchange spot contracts at March 31, 2017, which had a notional value of $1.5 million the last of which settled April 4, 2017 and had two foreign exchange spot contracts outstanding at March 31, 2016, which had a notional value of $1.4 million and settled April 1, 2016.

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

At March 31, 2017, the company had no remaining forward contracts outstanding. The combined change in fair value of the Norwegian kroner (NOK) forward contracts settled during the year ended March 31, 2017 was $0.7 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the settled forward contracts were recorded in earnings.

At March 31, 2016, the company had 13 Norwegian kroner (NOK) forward contracts outstanding which had expiration dates between July 1, 2016 and November 10, 2016 as disclosed in Note (5). The combined change in fair value of the outstanding forward contracts during the fiscal year ended March 31, 2016 was $0.1 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2017:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$664,412	664,412	—	—
Total fair value of assets	$664,412	664,412	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2016:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$643,770	643,770	—	—
Total fair value of assets	$643,770	643,770	—	—

(14)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions for the years ended March 31, are as follows:

(In thousands, except number of vessels disposed)	2017	2016	2015
Gain (loss) on vessels disposed	$(102)	3,252	2,988
Number of vessels disposed	12	17	13

Included in gain on dispositions of assets, net in fiscal 2017 and fiscal 2016 are amortized gains on sale/leaseback transactions of $23.4 million and $23.4 million, respectively.

Included in gain on dispositions of assets, net in fiscal 2015 are amortized gains on sale/leaseback transactions of $17.7 million as well as a $3 million gain related to the reversal of an accrued liability related to contingent consideration payable to the former owners of Troms Offshore based on not achieving certain performance metrics subsequent to Trom’s acquisition by the company.

(15)	SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The company manages and measures business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East and Africa/Europe. At the beginning of fiscal 2017 the company’s operations in the Mediterranean Sea (based in Egypt) were transitioned from the company’s previously disclosed Middle East/North Africa operations and included with the company’s previously disclosed Sub-Saharan Africa/Europe operations as a result of management realignments. As such, the company now discloses these new segments as Middle East and Africa/Europe, respectively. The company’s Americas and Asia/Pacific segments are not affected by this change. This new segment alignment is consistent with the company’s chief operating decision maker’s review of operating results for the purposes of allocating resources and assessing performance. Fiscal 2016 and 2015 amounts have been recast to conform to the new segment alignment.

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

(In thousands)	2017	2016	2015
Revenues:
Vessel revenues:
Americas	$239,843	342,995	505,699
Asia/Pacific	25,568	89,045	150,820
Middle East	89,050	111,356	134,279
Africa/Europe	229,355	412,004	677,560
	583,816	955,400	1,468,358
Other operating revenues	17,795	23,662	27,159
	$601,611	979,062	1,495,517
Vessel operating profit (loss):
Americas	$18,873	52,966	122,988
Asia/Pacific	(20,614)	(1,687)	11,541
Middle East	(4,696)	7,325	15,590
Africa/Europe	(51,395)	15,534	143,837
	(57,832)	74,138	293,956
Other operating loss	(1,548)	(4,564)	(8,022)
	(59,380)	69,574	285,934

Corporate general and administrative expenses (A)	(55,389)	(34,078)	(40,621)
Corporate depreciation	(2,456)	(6,160)	(4,014)
Corporate expenses	(57,845)	(40,238)	(44,635)

Gain (loss) on asset dispositions, net	24,099	26,037	23,796
Asset impairment	(484,727)	(117,311)	(14,525)
Goodwill impairment	—	—	(283,699)
Restructuring charge	—	(7,586)	(4,052)
Operating loss	(577,853)	(69,524)	(37,181)
Foreign exchange gain (loss)	(1,638)	(5,403)	8,678
Equity in net earnings (losses) of unconsolidated companies	5,710	(13,581)	10,179
Interest income and other, net	5,193	2,703	1,927
Interest and other debt costs	(75,026)	(53,752)	(50,029)
Loss before income taxes	$(643,614)	(139,557)	(66,426)
Depreciation and amortization:
Americas	$48,814	48,474	47,682
Asia/Pacific	21,095	22,386	18,383
Middle East	19,754	19,218	18,881
Africa/Europe	70,742	80,350	82,271
	160,405	170,428	167,217
Other	4,430	5,721	3,973
Corporate	2,456	6,160	4,014
	$167,291	182,309	175,204
Additions to properties and equipment:
Americas	$93	51,303	94,137
Asia/Pacific	—	1,917	91,497
Middle East	1,612	1,732	962
Africa/Europe	743	1,861	36,985
	2,448	56,813	223,581
Other	—	10	18,571
Corporate	28,099	137,662	124,411
	$30,547	194,485	366,563
Total assets (B):
Americas	$779,778	1,101,699	1,016,133
Asia/Pacific	321,967	514,948	506,265
Middle East	261,418	405,420	471,856
Africa/Europe	1,897,355	1,999,543	2,258,102
	3,260,518	4,021,610	4,252,356
Other	21,580	42,191	49,554
	3,282,098	4,063,801	4,301,910
Investments in and advances to unconsolidated companies	45,115	37,502	65,844
	3,327,213	4,101,303	4,367,754
Corporate (C)	863,486	882,490	381,012
	$4,190,699	4,983,793	4,748,766
(A)	Corporate general and administrative expenses in fiscal 2017 include $29 million associated with our efforts to renegotiate the terms of various debt arrangements and related consulting services.

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

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At March 31, 2017, 2016 and 2015, $52.4 million, $136.8 million and $235.2 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the years ended March 31,:

Revenue by vessel class: (In thousands):	2017	% of Vessel Revenue	2016	% of Vessel Revenue	2015	% of Vessel Revenue
Americas fleet:
Deepwater	$171,334	29%	235,522	25%	353,232	24%
Towing-supply	56,561	10%	92,768	9%	125,029	9%
Other	11,948	2%	14,705	2%	27,438	2%
Total	$239,843	41%	342,995	36%	505,699	35%
Asia/Pacific fleet:
Deepwater	$7,252	1%	60,853	6%	94,538	6%
Towing-supply	18,316	3%	28,192	3%	53,281	4%
Other	—	—	—	—	3,001	<1%
Total	$25,568	4%	89,045	9%	150,820	10%
Middle East fleet:
Deepwater	$28,274	5%	23,596	2%	28,637	2%
Towing-supply	60,776	10%	87,760	10%	105,642	7%
Other	—	—	—	—	—	—
Total	$89,050	15%	111,356	12%	134,279	9%
Africa/Europe fleet:
Deepwater	$102,374	18%	205,587	22%	382,957	26%
Towing-supply	102,732	18%	153,818	16%	219,914	15%
Other	24,249	4%	52,599	5%	74,689	5%
Total	$229,355	40%	412,004	43%	677,560	46%
Worldwide fleet:
Deepwater	$309,234	53%	525,558	55%	859,364	58%
Towing-supply	238,385	41%	362,538	38%	503,866	35%
Other	36,197	6%	67,304	7%	105,128	7%
Total	$583,816	100%	955,400	100%	1,468,358	100%

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2017	2016	2015
Chevron Corporation	16.3%	14.6%	12.7%
Freeport McMoRan (A)	11.3%	3.5%	1.6%
Saudi Aramco	10.0%	7.6%	5.4%
Petroleo Brasileiro SA	8.2%	11.0%	11.8%
BP plc	5.8%	7.1%	10.1%

(A)	A significant portion of this customer’s fiscal 2017 revenue was the result of the early termination of a long-term vessel charter contract.

(16)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

During the quarter ended December, 31, 2014 the company performed its annual goodwill impairment assessment and determined that the rapid and significant decline in crude oil and natural gas prices (which occurred and accelerated throughout the latter part of the company’s third quarter of fiscal 2015), and the expected short to intermediate term effect that the downturn might have on levels of exploration and production activity would likely have a negative effect on average day rates and utilization levels of the company’s vessels. Expected future cash flow analyses using the projected average day rates and utilization levels in this new commodity pricing environment were included in the company’s valuation models and indicated that the fair values of the Americas and Africa/Europe reporting units were less than their respective carrying values. A goodwill impairment charge of $283.7 million, to write-off the company’s remaining goodwill, was recorded during the quarter ended December 31, 2014.

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

Restructuring charges incurred by segment and cost type for the fiscal years ended March 31, are as follows:

(In thousands)	2017	2016	2015
Americas:
Crew costs	$—	3,410	—
Other vessel costs	—	203	—
Asia/Pacific:			—
Crew costs	—	3,973	3,697
Corporate:
General and administrative expenses	—	—	355
Total restructuring charges	$—	7,586	4,052

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, is as follows:

	Quarter
(In thousands except per share data)	First	Second	Third	Fourth
Fiscal 2017
Revenues (A)	$167,925	143,722	129,215	160,749
Operating income (loss) (B)	(66,135)	(155,344)	(287,034)	(69,340)
Net loss attributable to Tidewater Inc.	(89,097)	(178,490)	(297,676)	(94,855)
Basic loss per share attributable to Tidewater Inc.	$(1.89)	(3.79)	(6.32)	(2.01)
Diluted loss per share attributable to Tidewater Inc.	$(1.89)	(3.79)	(6.32)	(2.01)
Fiscal 2016
Revenues	$304,774	271,923	218,191	184,174
Operating income (loss) (B)	14,089	(17,644)	(9,400)	(56,569)
Net loss attributable to Tidewater Inc.	(15,052)	(43,835)	(19,509)	(81,787)
Basic loss per share attributable to Tidewater Inc.	$(.32)	(.93)	(.42)	(1.74)
Diluted loss per share attributable to Tidewater Inc.	$(.32)	(.93)	(.42)	(1.74)

(A)	Included in revenues for the fourth quarter is $39.1 million of revenue related to early cancellation of a long-term vessel charter contract.

(B)

Operating income consists of revenues less operating costs and expenses, depreciation, vessel operating leases, goodwill impairment, restructuring charges, asset impairments, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Asset impairments, net, by quarter for fiscal 2017 and 2016, are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2017:
Asset impairment	$36,886	129,562	253,422	64,857
Fiscal 2016:
Asset impairment	$14,958	31,672	15,141	55,540

(19)	ASSET IMPAIRMENTS

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

During fiscal 2017, the company recognized $265.2 million of impairment charges on 75 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during fiscal 2017 was $545.9 million (after having recorded impairment charges). Excluding leased vessels, a total of 27 vessels in the stacked fleet, representing $246 million of net book value at March 31, 2017, were not impaired during fiscal 2017.

During fiscal 2017 the company recognized $178.5 million of impairments on 57 vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during fiscal 2017 was $362.1 million (after having recorded impairment charges). Excluding leased vessels, a total of 86 vessels in the active fleet, representing $1.6 billion of net book value at March 31, 2017, were not impaired during fiscal 2017.

The total carrying value of 244 vessels (excluding leased vessels) in the stacked and active fleets at March 31, 2017 of $2.8 billion does not necessarily reflect the realizable value of such vessels if such vessels were disposed of on any expedited basis.

The table below summarizes the number of vessels and ROVs impaired, the amount of impairment incurred and the combined fair value of the assets after having recorded the impairment charges during the fiscal years ended March 31, 2017, 2016 and 2015 along with the amount of impairment.

(In thousands)	2017	2016	2015
Number of vessels impaired during the period	132	58	12
Number of ROVs impaired during the period	8	—	—
Amount of impairment incurred	$484,727	117,311	14,525
Combined fair value of assets incurring impairment after having recorded impairment charges	933,068	422,655	28,509

Please refer to Note (1) for a discussion of the company’s accounting policy for accounting for the impairment of long-lived assets.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2017, 2016 and 2015

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
Fiscal 2017
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$11,450	5,348	633		16,165
Fiscal 2016
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$37,634	2,768	28,952	(A)	11,450
Fiscal 2015
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$35,737	2,405	508		37,634

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

FISCAL YEAR ENDED MARCH 31, 2017

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors dated May 11, 2017 (filed with the Commission as Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

2.2

Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors dated May 11, 2017 (filed with the Commission as Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

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

10.18+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.19+

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

10.21+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.22+*	Summary of Compensation Arrangements with Directors.

10.23+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.24+

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

10.28+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.29+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on December August 12, 2015, File No. 1-6311).

10.30+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311)

10.31+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.32+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.33+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.34+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.35+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.36+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards) (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2014, File No. 1-6311).

10.37+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311).

10.38+

Form of Incentive Agreement under the Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.39+	Second Amended and Restated Tidewater Inc. Phantom Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on March 23, 2015, File No. 1-6311).

10.40+

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

10.42+

Tidewater Inc. Directors Restricted Stock Unit Program (filed with the Commission as Exhibit 10.2 to the company’s to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

10.43+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal 2017 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q on August 9, 2016, File No. 1-6311).

10.44+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal 2017 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q on August 9, 2016, File No. 1-6311).

10.45+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2017 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q on August 9, 2016, File No. 1-6311).

10.46+

Form of Notice of Termination of Change of Control Agreement, delivered to each of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on July 25, 2016, File No. 1-6311).

10.47+

Form of Incentive Bonus Agreement, entered into with each of the company’s executive officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 21, 2016, File No. 1-6311).

10.48	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.49

Amendment and Restatement Agreement No. 4 to the Troms Facility Agreement, dated May 11, 2017 (filed with the Commission as Exhibit C to Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.50	Forbearance Agreement, dated May 11, 2017 (filed with the Commission as Exhibit K to Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.51+*	Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and Jeffrey M. Platt effective as of May 11, 2017.

10.52+*	Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and Joseph M. Bennett effective as of May 11, 2017.

10.53+*	Form of Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and each of Quinn P. Fanning, Jeffrey A. Gorski, and Bruce D. Lundstrom effective as of May 11, 2017.

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.