Form 10-Q
period 2017-06-30
TIDEWATER INC
filed 2017-08-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

47,121,418 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 28, 2017.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	June 30,	March 31,
ASSETS	2017	2017
Current assets:
Cash and cash equivalents	$683,778	706,404
Trade and other receivables, net	116,612	123,262
Due from affiliate	252,810	262,652
Marine operating supplies	31,097	30,560
Other current assets	34,619	18,409
Total current assets	1,118,916	1,141,287
Investments in, at equity, and advances to unconsolidated companies	49,216	45,115
Net properties and equipment	2,659,314	2,864,762
Other assets	92,134	139,535
Total assets	$3,919,580	4,190,699

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,087	31,599
Accrued expenses	63,155	78,121
Due to affiliate	121,037	132,857
Accrued property and liability losses	2,758	3,583
Current portion of long-term debt	10,106	2,034,124
Other current liabilities	28,029	48,429
Total current liabilities	260,172	2,328,713
Long-term debt	80,863	—
Deferred income taxes	—	46,013
Accrued property and liability losses	2,776	10,209
Other liabilities and deferred credits	60,382	154,705
Liabilities subject to compromise	2,389,557	—

Commitments and Contingencies (Note 10)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 47,121,304 shares at June 30, 2017 and 47,121,304 shares at March 31, 2017	4,712	4,712
Additional paid-in capital	165,516	165,221
Retained earnings	950,895	1,475,329
Accumulated other comprehensive loss	(10,258)	(10,344)
Total stockholders’ equity	1,110,865	1,634,918
Noncontrolling interests	14,965	16,141
Total equity	1,125,830	1,651,059
Total liabilities and equity	$3,919,580	4,190,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2017	2016
Revenues:
Vessel revenues	$112,257	162,430
Other operating revenues	2,849	5,495
	115,106	167,925
Costs and expenses:
Vessel operating costs	83,773	108,874
Costs of other operating revenues	1,585	3,903
General and administrative	33,059	37,047
Vessel operating leases	5,542	8,441
Depreciation and amortization	36,287	44,552
Gain on asset dispositions, net	(3,189)	(5,643)
Asset impairments	163,423	36,886
	320,480	234,060
Operating loss	(205,374)	(66,135)
Other income (expenses):
Foreign exchange loss	(1,157)	(2,733)
Equity in net earnings (losses) of unconsolidated companies	4,517	(1)
Interest income and other, net	1,680	1,176
Reorganization items	(313,176)	—
Interest and other debt costs, net	(10,605)	(16,954)
	(318,741)	(18,512)
Loss before income taxes	(524,115)	(84,647)
Income tax expense	295	3,996
Net loss	$(524,410)	(88,643)
Less: Net income attributable to noncontrolling interests	24	454
Net loss attributable to Tidewater Inc.	$(524,434)	(89,097)
Basic loss per common share	$(11.13)	(1.89)
Diluted loss per common share	$(11.13)	(1.89)
Weighted average common shares outstanding	47,121,304	47,067,715
Dilutive effect of stock options and restricted stock	—	—
Adjusted weighted average common shares	47,121,304	47,067,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2017	2016
Net loss	$(524,410)	(88,643)
Other comprehensive income:
Unrealized gains on available for sale securities, net of tax of $0 and $0	86	161
Amortization of loss on derivative contract, net of tax of $0 and $0	—	71
Total comprehensive loss	$(524,324)	(88,411)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(524,410)	(88,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reorganization items	308,011	—
Depreciation and amortization	36,287	44,552
Provision for deferred income taxes	(5,543)	—
Gain on asset dispositions, net	(3,189)	(5,643)
Asset impairments	163,423	36,886
Equity in earnings (losses) of unconsolidated companies, less dividends	(4,101)	108
Compensation expense - stock-based	326	1,536
Changes in assets and liabilities, net:
Trade and other receivables	6,650	26,414
Changes in due to/from affiliate, net	(1,978)	5,947
Marine operating supplies	(514)	1,288
Other current assets	(16,210)	(4,147)
Accounts payable	3,488	4,613
Accrued expenses	8,603	(19,993)
Accrued property and liability losses	(825)	289
Other current liabilities	2,644	(6,814)
Other liabilities and deferred credits	1,251	(3,212)
Other, net	2,724	(4,084)
Net cash used in operating activities	(23,363)	(10,903)
Cash flows from investing activities:
Proceeds from sales of assets	608	1,234
Additions to properties and equipment	(1,627)	(7,578)
Payments related to novated vessel construction contract	5,272	—
Refunds from cancelled vessel construction contracts	—	11,515
Net cash provided by investing activities	4,253	5,171
Cash flows from financing activities:
Principal payment on long-term debt	(2,316)	(2,324)
Other	(1,200)	(1,722)
Net cash used in financing activities	(3,516)	(4,046)
Net change in cash and cash equivalents	(22,626)	(9,778)
Cash and cash equivalents at beginning of period	706,404	678,438
Cash and cash equivalents at end of period	$683,778	668,660
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$433	26,733
Income taxes	$3,611	11,006
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$—	2,537

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at March 31, 2017	$4,712	165,221	1,475,329	(10,344)	16,141	1,651,059
Total comprehensive loss	—	—	(524,434)	86	24	(524,324)
Stock option expense	—	293	—	—	—	293
Amortization of restricted stock units	—	2	—	—	—	2
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at June 30, 2017	$4,712	165,516	950,895	(10,258)	14,965	1,125,830

Balance at March 31, 2016	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(89,097)	232	454	(88,411)
Stock option activity	—	277	—	—	—	277
Cancellation of restricted stock awards	—	—	192	—	—	192
Amortization/cancellation of restricted stock units	—	1,383	—	—	—	1,383
Balance at June 30, 2016	$4,707	168,264	2,046,170	(6,634)	6,488	2,218,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 12, 2017.

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

The condensed consolidated financial statements have been prepared as if the company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items” on the company’s condensed consolidated statements of earnings.  In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the company’s condensed balance sheet at June 30, 2017. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.

The accompanying financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on the statements of equity of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business.

(2)CHAPTER 11 PROCEEDINGS AND EMERGENCE

As previously reported, on July 17, 2017, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued its written order confirming the company’s consensual prepackaged plan of reorganization (the “Prepackaged Plan”) that had been filed with the Bankruptcy Court on May 17, 2017 (the “Petition Date”) in connection with the filing by the company and certain of its subsidiaries (the “Debtors”) of a petition with Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. On July 31, 2017, the company and its affiliated chapter 11 debtors emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”), that was confirmed on July 17, 2017 by the Bankruptcy Court.

During the bankruptcy proceedings, the Debtors have operated as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The company has been operating in the ordinary course of business pursuant to motions filed by the Debtors and granted by the Bankruptcy Court.

Upon emergence of the Company from bankruptcy:

•

The lenders under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of Senior Notes, and the lessors from whom the company leases 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) exercisable immediately, at an aggregate exercise price based upon an equity value of the company of approximately $1.71 billion, and the second tranche (the “Series B Warrants”) exercisable immediately, at an aggregate exercise price based upon an equity value of the company of $2.02 billion. The Series A Warrants are exercisable for a number of shares equal to 7.5% of the sum of (i) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (ii) any shares issuable upon exercise of the New Creditor Warrants and the Series A Warrants, while the Series B Warrants are exercisable for a number of shares equal to 7.5% of the sum of (x) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (y) any shares issuable upon the exercise of the New Creditor Warrants, the Series A Warrants, and Series B Warrants. Like the New Creditor Warrants, the Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. However, the Series A and Series B Warrants were amended to provide that if, during the six-month period immediately preceding their termination date, a non-U.S. Citizen was precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor warrants, with one such warrant being issued for each share of common stock that the Series A or Series B Warrant were otherwise convertible into.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that would otherwise be issuable to the allowed General Unsecured Creditors may be adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Prepackaged Plan required that, at the time the company emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Prepackaged Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the company’s new certificate of incorporation designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. The company has established, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, will be paid in full in the ordinary course of business (except as otherwise agreed among the parties).

The company and the Sale Leaseback Parties have not reached agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, New Creditor Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims has been withheld from the cash, New Creditor Warrants, and New Secured Notes distributed to holders of allowed General Unsecured Claims on account of such disputed Sale

Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata. Included in liabilities subject to compromise is $323.6 million related to the claims of the Sale Leaseback Parties.

The company’s emergence from chapter 11 bankruptcy has resolved the significant risks and uncertainties which previously raised substantial doubt about the company’s ability to continue as a going concern.

(3)	LIABILITIES SUBJECT TO COMPROMISE

As a result of the filing of the Bankruptcy cases on May 17, 2017, we have classified unsecured prepetition liabilities that are expected to be impaired pursuant to the Prepackaged Plan as liabilities subject to compromise in our condensed consolidated balance sheet at June 30, 2017. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there was uncertainty at the time about whether a secured claim was under-secured, or would be impaired under the Prepackaged Plan, the entire amount of the claim was included in liabilities subject to compromise. The amounts classified at June 30, 2017 as liabilities subject to compromise represent the company’s current estimate of claims expected to be allowed under the Prepackaged Plan as of June 30, 2017.

The company’s obligations under the Revolving Credit Facility, Senior Notes, Term Loan Facility and sale-leaseback agreements have been affected by the Prepackaged Plan which has been confirmed by the Bankruptcy Court. As such, the outstanding balances of these debt instruments, related accrued pre-petition interest and claims related to the rejection of sale-leaseback agreements and claims associated with the make-whole provisions included in the senior notes have been classified as liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2017.

Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities were stayed during the pendency of the bankruptcy proceeding. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the company to pay prepetition employee wages and benefits without interruption, maintain its insurance programs, utilize its current cash management system, and pay undisputed prepetition obligations owed to its vendors and trade creditors in the ordinary course of business. As a result of this approval, the company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the condensed consolidated balance sheet as of June 30, 2017. This is designed to preserve the value of the company’s businesses and assets. With respect to pre-petition claims, the company notified all known claimants of the deadline to file a proof of claim with the Court.

The company has been paying and intends to continue to pay post-petition claims in the ordinary course of business.

The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheet as of June 30, 2017. See Note (8) - “Indebtedness” for a specific discussion on the debt instruments and related balances subject to compromise:

(In thousands)	June 30, 2017
Revolving Credit Facility	$600,000
Term Loan Facility	300,000
September 2013 senior unsecured notes	500,000
August 2011 senior unsecured notes	165,000
September 2010 senior unsecured notes	382,500
Accrued interest payable	23,736
Make-whole provision - Senior notes	94,726
Lessor claims - sale leaseback agreements	323,595
Liabilities subject to compromise	$2,389,557

(4)	REORGANIZATION ITEMS

ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. The company uses “Reorganization items” on its condensed consolidated statements of earnings (loss) to reflect the revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following table summarizes the components included in “Reorganization items”:

Three Months Ended
June 30,
(In thousands)	2017
Professional fees	$5,165
Sale-leaseback contract terminations (A)	208,141
Debt related costs (B)	99,870
Total reorganization items	$313,176

(A)

Represents the lessors’ claims reserve of $323.6 million plus leasehold improvements to vessels underlying sale leaseback transactions of $1.7 million, partially offset by the recognition of remaining deferred gains of $105.9 million and accrued liabilities associated with the recognition of lease expense on a straight-line basis of $11.3 million.

(B)	Represents primarily $94.8 million of make-whole claims on the Senior Notes and $5.1 of unamortized debt issue costs related to the revolver, term loan and Senior Notes.

(5)	STOCKHOLDERS' EQUITY

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

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters ended June 30, 2017 and 2016 are as follows:

	For the quarter ended June 30, 2017					For the quarter ended June 30, 2016
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	3/31/17	in OCI	net income	OCI	6/30/17	3/31/16	in OCI	net income	OCI	6/30/16
Available for sale securities	(95)	6	80	86	(9)	(208)	59	102	161	(47)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(438)	—	—	—	(438)	4,683	—	—	—	4,683
Interest rate swap	—	—	—	—	—	(1,530)	—	71	71	(1,459)
Total	(10,344)	6	80	86	(10,258)	(6,866)	59	173	232	(6,634)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters ended June 30, 2017 and 2016:

	Quarter Ended
	June 30,		Affected line item in the condensed
(In thousands)	2017	2016	consolidated statements of income
Realized gains on available for sale securities	$80	102	Interest income and other, net
Interest rate swap	—	71	Interest and other debt costs
Total pre-tax amounts	80	173
Tax effect	—	—
Total gains for the period, net of tax	$80	173

(6)	INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three month period ended June 30, 2017.

Income tax expense for the quarter ended June 30, 2017 reflects tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at June 30, 2017 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

June 30,
(In thousands)	2017
Tax liabilities for uncertain tax positions	$16,538
Income tax payable	16,157

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at June 30, 2017, are as follows:

June 30,
(In thousands)	2017
Unrecognized tax benefit related to state tax issues	$12,367
Interest receivable on unrecognized tax benefit related to state tax issues	50

As of March 31, 2017, the company’s balance sheet reflected approximately $5.5 million of net deferred tax liabilities.  For the quarter ended June 30, 2017, the company has net deferred tax assets of approximately $45 million prior to a valuation allowance analysis.

Management assesses all available positive and negative evidence to estimate the company’s ability to generate sufficient future taxable income of the appropriate character, and in the appropriate taxing jurisdictions, to permit use of existing deferred tax assets. A significant piece of objective negative evidence is a cumulative loss incurred over a three-year period in a taxing jurisdiction. Prevailing accounting practice is that such objective evidence would limit the ability to consider other subjective evidence, such as projections for future growth.

On the basis of this evaluation, a valuation allowance of $45 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections and tax planning strategies, are given additional weight.

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2010. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the quarters ended June 30, 2017 and 2016, and currently does not expect to contribute to the pension plan during the remaining quarters of fiscal 2018.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not the company’s stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarter ended June 30, 2017. The company contributed $0.1 million to the supplemental plan during the quarter ended June 30, 2016. The company expects to contribute $0.1 million to the supplemental plan during the remaining quarters of fiscal 2018.

Investments held in a Rabbi Trust are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
(In thousands)	2017	2017
Investments held in Rabbi Trust	$8,723	8,759
Unrealized losses in fair value of trust assets	(9)	(95)
Unrealized losses in fair value of trust assets are net of income tax expense of	(223)	(223)
Obligations under the supplemental plan	29,701	29,108

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended
	June 30,
(In thousands)	2017	2016
Pension Benefits:
Service cost	$294	252
Interest cost	984	941
Expected return on plan assets	(518)	(548)
Administrative expenses	2	2
Amortization of prior service cost	—	—
Recognized actuarial loss	561	446
Net periodic benefit cost	$1,323	1,093
Other Benefits:
Service cost	$17	20
Interest cost	48	50
Amortization of prior service cost	(695)	(1,086)
Recognized actuarial benefit	(252)	(285)
Net periodic benefit cost	$(882)	(1,301)

The company also has a defined benefit pension plan that covers certain Norway citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. The company contributed 3.0 million NOK and 3.4 million NOK, (approximately $0.4 million and $0.5 million, respectively) to the Norway defined benefit pension plan during the quarters ended June 30, 2017 and 2016. The company currently does not expect to contribute to the Norway pension plan during the remaining quarters of fiscal 2018. The preceding net periodic benefit cost table includes the Norway pension plan.

(8)INDEBTEDNESS

The following is a summary of all debt outstanding at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
(In thousands)	2017	2017
Term loan (A)	$300,000	300,000
Revolving line of credit (A) (B)	600,000	600,000
September 2013 senior unsecured notes (A)	500,000	500,000
August 2011 senior unsecured notes (A)	165,000	165,000
September 2010 senior unsecured notes (A)	382,500	382,500
Troms Offshore borrowings:
May 2015 4.42% notes (C)	26,116	27,421
March 2015 4.41% notes (C)	24,573	24,573
January 2014 4.31% notes (C) (D)	26,957	26,167
May 2012 5.88% notes (C) (D)	14,291	14,864
	2,039,437	2,040,525
Less: Deferred debt issue costs	968	6,401
Less: Current portion of long-term debt	10,106	2,034,124
Less: Liabilities subject to compromise	1,947,500	—
Total long-term debt	$80,863	—

(A)

At June 30, 2017, the term loan, revolving line of credit and senior notes have been classified as liabilities subject to compromise as a result of the bankruptcy petition filed on May 17, 2017.  Refer to Note (3) - Liabilities Subject to Compromise for additional information. As of June 30, 2017 and March 31, 2017, the aggregate fair value (Level 2) of the term loan, revolver and senior notes were $1.1 billion and $1.1 billion, respectively.

(B)	The revolver was fully utilized at June 30, 2017 and March 31, 2017, respectively.

(C)

The company continues to make semi-annual principal and interest payments on these notes in the ordinary course of business.  As of June 30, 2017 and March 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $91.7 million and $92.9 million, respectively.

(D)	Notes are denominated in Norwegian kroner (NOK)

On July 31, 2017, amendments related to the four Troms Offshore debt arrangements became effective. Refer to
Note (18) for additional information regarding the new terms of the Troms Offshore Debt.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands)	2017	2016
Interest and debt costs incurred, net of interest capitalized	$10,605	16,954
Interest costs capitalized	601	1,393
Total interest and debt costs	$11,206	18,347

The company recognizes interest expense incurred subsequent to its chapter 11 filing date only to the extent that such interest will be paid during the proceedings or that it is probable that it will be an allowed claim.  Accrued interest on the term loan, revolving line of credit and senior notes subsequent to the Petition Date was not an allowed claim in the Prepackaged Plan; therefore, the company did not record interest expense subsequent to that date. Had the term loan, revolving line of credit and senior notes not been compromised by the Prepackaged Plan, interest expense for the quarter ended
June 30, 2017 would have been approximately $20 million.

(9)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands, except share and per share data)	2017	2016
Net loss available to common shareholders	$(524,434)	(89,097)
Weighted average outstanding shares of common stock, basic	47,121,304	47,067,715
Dilutive effect of options and restricted stock awards and units	—	—
Weighted average shares of common stock and equivalents	47,121,304	47,067,715

Loss per share, basic (A)	$(11.13)	(1.89)
Loss per share, diluted (B)	$(11.13)	(1.89)
Additional information:
Antidilutive incremental options and restricted stock awards and units	183	475,873

(A)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.
(B)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average shares of common stock and equivalents”.

The company’s common stock and antidilutive options and restricted stock awards and units were cancelled on
July 31, 2017 in connection with emergence from bankruptcy.

(10)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of June 30, 2017:

	Number		Invested	Remaining
	of	Total	Through	Balance
(In thousands, except vessel count)	Vessels	Cost	6/30/17	6/30/17
Vessels under construction (A):
Deepwater PSV	1	$53,639	47,452	6,187
Total vessel commitments	1	$53,639	47,452	6,187

(A)	Two remaining option vessels, a vessel rejected at the time of delivery and a fast supply boat are not included in the table above.

The company has $6.2 million in unfunded capital commitments associated with the one 5,400 deadweight ton (DWT) deepwater platform supply vessel (PSV) under construction at June 30, 2017. The total cost of the new-build vessel includes contract costs and other incidental costs.

During the fourth quarter of fiscal 2017, the company rejected the delivery of a PSV under construction and withheld the final contractual milestone payment of $4.5 million for failure of the vessel to meet certain significant contract specifications.  Thereafter, the company delivered a formal notice of default to the shipyard demanding a cure of the deficiencies, following which the shipyard declared the company in default for refusing to accept delivery. Subsequently, the company submitted a demand to the shipyard seeking a refund of all amounts paid by the company to date, totaling approximately $43 million plus accrued contractual interest.  In March 2017, the shipyard filed a notice of arbitration alleging breach of contract with respect to the company’s rejection of the PSV and anticipatory breach of contract based on the company’s anticipated rejection of a second PSV under construction. Through this arbitration, the shipyard is seeking an order requiring the company to take delivery of both vessels and to reimburse the shipyard for certain costs incurred by the shipyard.  The company is evaluating its next steps in the arbitration. A date for arbitration has not yet been set. Approximately $48.7 million of accumulated costs for the rejected vessel have been reclassified from construction in progress to other assets. The rejected vessel is not included in our vessel count and is not included in the table above. The shipyard has also informed the company that the second PSV under construction, and included in the table above, has been suspended and may not be tendered for delivery given the ongoing dispute. Accordingly, the expected delivery date is not known.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of June 30, 2017.

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

Amounts due from Sonatide (due from affiliate in the consolidated balance sheets) at June 30, 2017 and March 31, 2017 of approximately $253 million and $263 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $46 million of the balance at June 30, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $84 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $121 million of amounts due from the company to Sonatide, including $37.5 million in commissions payable by the company to Sonatide, with the balance related to costs incurred by Sonatide on behalf of the company.

For the quarter ended June 30, 2017, the company collected (primarily through Sonatide) approximately $15 million from its Angolan operations. Of the $15 million collected, approximately $13 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $2 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $21 million during the quarter ended June 30, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at June 30, 2017 and March 31, 2017 of approximately $121 million and $133 million, respectively, represent amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the quarter ended June 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $27 million, or 24%, of its consolidated vessel revenue, from an average of approximately 51 company-owned vessels that are marketed through the Sonatide joint venture (22 of which were stacked on average during the quarter ended June 30, 2017), and, for the quarter ended June 30, 2016, generated vessel revenues of approximately $39 million, or 24%, of consolidated vessel revenue, from an average of approximately 60 company-owned vessels (16 of which were stacked on average during the quarter ended June 30, 2016).

Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of June 30, 2017 and March 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $49 million and $45 million, respectively.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the quarter ended June 30, 2017 and year ended March 31, 2017 has resulted in a net one and 22 vessels transferred out of Angola, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $46.9 million as of June 30, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of June 30, 2017). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.8 million as of June 30, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.1 million as of June 30, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $36.9 million as of June 30, 2017) of the original 155 million Brazilian reais of fines are now formally resolved in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flagged vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances. With respect to certain of our amended vessel repair entries, CBP has advised us that it is contemplating the assessment of civil penalties and interest for alleged violations of the vessel repair statute. In accordance with CBP regulations, we are protesting the assessment of civil penalties and interest and are requesting mitigation of those civil penalties. We anticipate that CBP will seek to impose additional vessel repair duty, civil penalties and interest pending its review of our other amended filings and we will continue to protest any such determinations in accordance with CBP’s guidelines. Therefore, the final amount of vessel repair duty and/or civil penalties and interest associated with amending various vessel repair entries is not known at this time.

Currency Devaluation and Fluctuation Risk

Due to the company’s global operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on charter hire contracts denominated in foreign currencies. For some of our non-U.S. contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($16 million as of June 30, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $54.9 million as of June 30, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

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

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of June 30, 2017:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,121	5,121	—	—	—
Debt securities	3,386	853	858	—	1,675
Cash and cash equivalents	240	32	170	—	38
Total	$8,747	6,006	1,028	—	1,713
Other pending transactions	(25)	(25)	—	—	—
Total fair value of plan assets	$8,722	5,981	1,028	—	1,713

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2017:

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,176	5,176	—	—	—
Debt securities	3,261	832	781	—	1,648
Cash and cash equivalents	323	15	236	—	72
Total	$8,760	6,023	1,017	—	1,720
Other pending transactions	—	—	—	—	—
Total fair value of plan assets	$8,760	6,023	1,017	—	1,720

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

The company had no material outstanding spot contracts at June 30, 2017 and had six foreign exchange spot contracts outstanding at March 31, 2017, which had a notional value of $1.5 million and settled April 4, 2017.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2017:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$648,913	648,913	—	—
Total fair value of assets	$648,913	648,913	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2017:

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$664,412	664,412	—	—
Total fair value of assets	$664,412	664,412	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (16).

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at June 30, 2017 and March 31, 2017 is as follows:

	June 30,	March 31,
(In thousands)	2017	2017
Deposits	$2,184	3,057
Reorganization related retainer payments	16,251	3,938
Prepaid expenses	16,184	11,414
	$34,619	18,409

A summary of net properties and equipment at June 30, 2017 and March 31, 2017 is as follows:

	June 30,	March 31,
(In thousands)	2017	2017
Properties and equipment:
Vessels and related equipment	$3,180,228	3,407,760
Other properties and equipment	69,605	69,670
	3,249,833	3,477,430
Less accumulated depreciation and amortization	590,519	612,668
Net properties and equipment	$2,659,314	2,864,762

A summary of other assets at June 30, 2017 and March 31, 2017 is as follows:

	June 30,	March 31,
(In thousands)	2017	2017
Recoverable insurance losses	$2,710	10,142
Deferred income tax assets	—	39,134
Savings plans and supplemental plan	14,741	14,835
Accumulated costs of rejected vessel (A)	48,666	48,382
Restricted cash and long-term deposits	14,966	15,162
Other	11,051	11,880
	$92,134	139,535

(A)	Refer to Note (10) of Notes to Condensed Consolidated Financial Statements for additional information regarding the vessel rejected at the time of delivery.

A summary of accrued expenses at June 30, 2017 and March 31, 2017 is as follows:

	June 30,	March 31,
(In thousands)	2017	2017
Payroll and related payables	$10,720	10,465
Commissions payable (B)	1,867	2,143
Accrued vessel expenses	39,483	41,580
Accrued interest expense (C)	1,284	15,021
Other accrued expenses	9,801	8,912
	$63,155	78,121

(B)	Excludes $37.5 million and $34.7 million of commissions due to Sonatide at June 30, 2017 and March 31, 2017, respectively. These amounts are included in amounts due to affiliate.

(C)	Accrued interest as of June 30, 2017 reflects interest related to borrowings which were not considered liabilities subject to compromise. Refer to Note (3) Liabilities Subject to Compromise.

A summary of other current liabilities at June 30, 2017 and March 31, 2017 is as follows:

	June 30,	March 31,
(In thousands)	2017	2017
Taxes payable	$26,181	23,497
Deferred gain on vessel sales - current (D)	423	23,798
Other	1,425	1,134
	$28,029	48,429

(D)

Deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the first quarter of fiscal 2018 due to the company’s rejection of its lease contracts as part of the chapter 11 proceedings. Refer to Note (4) Reorganization Items.  Amounts remaining at June 30, 2017 are related to the sale of a vessel to a joint venture.

A summary of other liabilities and deferred credits at June 30, 2017 and March 31, 2017 is as follows:

	June 30,	March 31,
(In thousands)	2017	2017
Postretirement benefits liability	$3,310	4,394
Pension liabilities	41,306	40,339
Deferred gain on vessel sales (E)	3,315	88,923
Other	12,451	21,049
	$60,382	154,705

(E)

Deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the first quarter of fiscal 2018 due to the company’s rejection of its lease contracts as part of the chapter 11 proceedings. Refer to Note (4) Reorganization Items. Amounts remaining at June 30, 2017 are related to the sale of a vessel to a joint venture.

(13)	ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issues ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this new guidance an entity recognizes all excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The company adopted this new guidance in the first quarter of fiscal year 2018. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. Additionally, the company’s vessel contracts may contain a lease component and if so the company would then recognize a portion of its revenue related to that contract as lease revenue. The new guidance is effective for the company in the first quarter of fiscal year 2020 but due to the interrelationship among the lease accounting standard and ASU 2014-09 we expect these accounting standards will be adopted concurrently, no later than the first quarter of fiscal 2019. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. No prior periods would be retrospectively adjusted. The company adopted this new guidance in the first quarter of fiscal year 2018. Prior periods were not retrospectively adjusted. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

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

(14)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2017 and 2016. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended
	June 30,
(In thousands)	2017	2016
Revenues:
Vessel revenues:
Americas	$31,887	60,608
Asia/Pacific	4,627	7,921
Middle East	23,139	24,202
Africa/Europe	52,604	69,699
	112,257	162,430
Other operating revenues	2,849	5,495
	$115,106	167,925
Vessel operating profit (loss):
Americas	$(15,699)	(4,326)
Asia/Pacific	(4,782)	(5,574)
Middle East	3,466	(33)
Africa/Europe	(12,937)	(13,309)
	(29,952)	(23,242)
Other operating profit (loss)	55	(427)
	(29,897)	(23,669)

Corporate general and administrative expenses	(14,702)	(10,493)
Corporate depreciation	(541)	(730)
Corporate expenses	(15,243)	(11,223)

Gain on asset dispositions, net	3,189	5,643
Asset impairments (A)	(163,423)	(36,886)
Operating loss	$(205,374)	(66,135)
Foreign exchange loss	(1,157)	(2,733)
Equity in net earnings (losses) of unconsolidated companies	4,517	(1)
Interest income and other, net	1,680	1,176
Reorganization items (B)	(313,176)	—
Interest and other debt costs, net	(10,605)	(16,954)
Loss before income taxes	$(524,115)	(84,647)
Depreciation and amortization:
Americas	$10,748	12,778
Asia/Pacific	3,897	5,782
Middle East	3,849	5,112
Africa/Europe	16,398	18,769
	34,892	42,441
Other	854	1,381
Corporate	541	730
	$36,287	44,552
Additions to properties and equipment:
Americas	$27	75
Asia/Pacific	32	—
Middle East	616	280
Africa/Europe	274	67
	949	422
Other	—	—
Corporate (C)	678	9,693
	$1,627	10,115

(A)	Refer to Note (16) for additional information regarding asset impairment charges.
(B)	Refer to Note (4) for additional information regarding reorganization items.
(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
(In thousands)	2017	2017
Total assets:
Americas	$744,038	779,778
Asia/Pacific	210,154	321,967
Middle East	237,514	261,418
Africa/Europe	1,854,367	1,897,355
	3,046,073	3,260,518
Other	20,876	21,580
	3,066,949	3,282,098
Investments in, at equity, and advances to unconsolidated companies	49,216	45,115
	3,116,165	3,327,213
Corporate (A)	803,415	863,486
	$3,919,580	4,190,699

(A)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At June 30, 2017 and March 31, 2017, $47.5 million and $52.4 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended June 30, 2017 and 2016:

		Quarter Ended
Revenue by vessel class		June 30,
(In thousands)	2017	% of Vessel Revenue	2016	% of Vessel Revenue
Americas fleet:
Deepwater	$17,313	15%	40,387	25%
Towing-supply	11,274	10%	16,879	10%
Other	3,300	3%	3,342	2%
Total	$31,887	28%	60,608	37%
Asia/Pacific fleet:
Deepwater	$1,154	1%	2,590	2%
Towing-supply	3,473	3%	5,331	3%
Other	—	—	—	—
Total	$4,627	4%	7,921	5%
Middle East fleet:
Deepwater	$9,547	9%	6,038	4%
Towing-supply	13,592	12%	18,164	11%
Other	—	—	—	—
Total	$23,139	21%	24,202	15%
Africa/Europe fleet:
Deepwater	$22,158	20%	33,289	20%
Towing-supply	27,019	24%	27,917	18%
Other	3,427	3%	8,493	5%
Total	$52,604	47%	69,699	43%
Worldwide fleet:
Deepwater	$50,172	45%	82,304	51%
Towing-supply	55,358	49%	68,291	42%
Other	6,727	6%	11,835	7%
Total	$112,257	100%	162,430	100%

(15)	SALE/LEASEBACK ARRANGEMENTS

In connection with the restructuring contemplated by the Prepackaged Plan, the Debtors filed a motion seeking to reject all Sale Leaseback Agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”). Pursuant to an order by the Bankruptcy Court in May 2017, the Sale Leaseback Agreements for all 16 leased vessels were rejected. The company has included the disputed claims reserve of approximately $324 million in liabilities subject to compromise in connection with the rejection of these leases.  Claims of sale leaseback parties related to the rejection of these contracts by the company remain unresolved as of the date of the company’s emergence from bankruptcy, and the company expects that a final determination of the claim amount will be settled by the Court at a later date. Refer to Note (3) for further details regarding amounts that the company has classified as liabilities subject to compromise.

Included in gain on asset dispositions, net for the quarter ended June 30, 2017, are $3 million of deferred gains from sale leaseback transactions which reflects gains recognized through the Petition Date of May 17, 2017. Approximately $105.9 million of previously deferred gains were credited to reorganization items as a result of the lease rejections.

(16)	ASSET IMPAIRMENTS

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

During the first quarter of fiscal 2018, the company recognized $136.9 million of impairment charges on 72 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the first quarter of fiscal 2018 was $504.2 million (after having recorded impairment charges). Excluding leased vessels, a total of 32 vessels in the stacked fleet, representing $190.3 million of net book value at June 30, 2017, were not impaired during the first quarter of fiscal 2018.

During fiscal 2018 the company recognized $26.5 million of impairments on five vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during the first quarter of fiscal 2018 was $63.8 million (after having recorded impairment charges). Excluding leased vessels, a total of 133 vessels in the active fleet, representing $1.8 billion of net book value at June 30, 2017, were not impaired during the first quarter of fiscal 2018.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2017 and 2016, along with the amount of impairment.

	Quarter Ended
	June 30,
(In thousands)	2017	2016
Number of vessels impaired in the period	77	19
Amount of impairment incurred	$163,423	$36,886
Combined fair value of assets incurring impairment	567,975	155,400

(17)	CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors which include the company and the following subsidiaries: Cajun Acquisitions, LLC, Gulf Fleet Supply Vessels, L.L.C., Hilliard Oil & Gas, Inc., Java Boat Corporation, Pan Marine International Dutch Holdings, L.L.C., Point Marine, L.L.C., Quality Shipyards, L.L.C., S.O.P., Inc., Tidewater Corporate Services, L.L.C., Tidewater GOM, Inc., Tidewater Marine, L.L.C., Tidewater Marine Alaska, Inc., Tidewater Marine Fleet, L.L.C., Tidewater Marine Hulls, L.L.C., Tidewater Marine International Dutch Holdings, L.L.C., Tidewater Marine Sakhalin, L.L.C., Tidewater Marine Ships, L.L.C., Tidewater Marine Vessels, L.L.C., Tidewater Marine Western, Inc., Tidewater Mexico Holding, L.L.C., Tidewater Subsea, L.L.C., Tidewater Subsea ROV, L.L.C., Tidewater Venture, Inc., Twenty Grand (Brazil), L.L.C., Twenty Grand Marine Service, L.L.C., and Zapata Gulf Marine L.L.C.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non-debtor subsidiaries have not been eliminated in the Debtors’ financial statements.

DEBTOR’S CONDENSED COMBINED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands)

Three Months Ended
June 30,
2017
Revenues:
Vessel revenues	$16,518
Other operating revenues	621
17,139
Costs and expenses:
Vessel operating costs	5,557
Costs of other operating revenues	71
General and administrative	17,131
Vessel operating leases	3,111
Depreciation and amortization	10,798
Gain on asset dispositions, net	(3,011)
Asset impairments	65,715
99,372
Operating loss	(82,233)
Other income (expenses):
Foreign exchange loss	(70)
Reorganization items	(313,176)
Interest and other debt costs, net	(5,949)
(319,195)
Loss before income taxes	(401,428)
Income tax benefit	(6,832)
Net Loss	$(394,596)

DEBTOR’S CONDENSED COMBINED BALANCE SHEETS

(Unaudited)

(In thousands)

June 30,
ASSETS	2017
Current assets:
Cash and cash equivalents	$75
Trade and other receivables, net	11,550
Marine operating supplies	8,820
Other current assets	23,285
Total current assets	43,730
Investments in non-debtor subsidiaries	927,473
Net properties and equipment	755,492
Intercompany receivables from non-debtor subsidiaries	956,808
Other assets	106,167
Total assets	$2,789,670

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,909
Accrued expenses	23,878
Other current liabilities	1,175
Total current liabilities	31,962
Other liabilities and deferred credits	51,303
Intercompany payables to non-debtor subsidiaries	41,855
Liabilities subject to compromise	2,389,557

Commitments and Contingencies

Total stockholders’ equity	274,993
Total liabilities and equity	$2,789,670

DEBTOR’S CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Three Months Ended
June 30,
2017
Operating activities:
Net loss	$(394,596)
Reorganization items	308,011
Provision for deferred income taxes	(5,543)
Depreciation	10,798
Compensation expense - stock-based	291
Gain on asset dispositions, net	(3,011)
Asset impairments	65,715
Changes in assets and liabilities, net	13,261
Net cash used in operating activities	(5,074)

Investing activities:
Proceeds from sales of assets	129
Additions to properties and equipment	(585)
Net cash used in investing activities	(456)

Financing activities:
Dividend received from non-debtor entity	4,800
Net cash provided by financing activities	4,800

Net change in cash and cash equivalents	(730)
Cash and cash equivalents at beginning of period	805
Cash and cash equivalents at end of period	$75

(18)	SUBSEQUENT EVENTS

On July 31, 2017, the Prepackaged Plan became effective in accordance with its terms and the company and its subsidiaries emerged from the Bankruptcy Cases. As stipulated by the Prepackaged Plan the lenders under the company’s Credit Agreement, the holders of Senior Notes, and the Sale Leaseback Parties received their pro rata share of (a) $225 million of cash, (b) common stock and, if applicable, New Creditor Warrants to purchase common stock, representing 95% of the pro forma common equity in the reorganized company and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

Sale Leaseback Terminations

The company and the Sale Leaseback Parties have not reached agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, New Creditor Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims has been withheld from the cash, New Creditor Warrants, and New Secured Notes distributed to allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata.

New Secured Notes

On July 31, 2017, pursuant to the terms of the Prepackaged Plan, the company entered into an indenture (the “Indenture”) by and among the Company, the wholly-owned subsidiaries named as guarantors therein (the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), and issued $350 million aggregate principal amount of the Company’s new 8.00% Senior Secured Notes due 2022 (the “New Secured Notes”).

The New Secured Notes will mature on August 1, 2022. Interest on the New Secured Notes will accrue at a rate of 8.00% per annum payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year in cash, beginning November 1, 2017. The New Secured Notes are secured by substantially all of the assets of the company and its Guarantors.

The New Secured Notes have minimum interest coverage requirements, minimum liquidity requirements, and other covenants as set forth in the Indenture. The Indenture contains certain customary events of default, including, among other things: (1) default in the payment of any interest when it becomes due and payable; (2) default in the payment of principal at maturity; (3) default in the performance or breach of any other covenant in the Indenture, which default continues uncured for a period of 30 days after (i) the Company’s receipt of written notice from the Trustee or (ii) the receipt by the Company and the Trustee of written notice from the holders of not less than 25% in principal amount of the New Secured Notes as provided in the Indenture; and (4) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization of the Company. The New Secured Notes also prohibit the payment of cash dividends.

Until terminated under the circumstances described below, the New Secured Notes and the guarantees by the Guarantors will be secured by the Collateral (as defined in the Indenture) pursuant to the terms of the Indenture and the related security documents. The Trustee’s liens upon the Collateral and the right of the holders of the New Secured Notes to the benefits and proceeds of the Trustee’s liens on the Collateral will terminate and be discharged: (i) upon satisfaction and discharge of the Indenture in accordance with the terms thereof; (ii) upon payment in full and discharge of all of the New Secured Notes outstanding under the Indenture and all other obligations under the Indenture that are outstanding, due and payable under the Indenture at the time the New Secured Notes are paid in full and discharged (other than contingent indemnity obligations for which no claim has been made); (iii) as to any Collateral of the company or the Guarantors that is sold, transferred or otherwise disposed of by the company or the Guarantors in a transaction or other circumstance that complies with the terms of the Indenture, at the time of such sale, transfer or other disposition; (iv) in whole or in part, with the consent of the holders of the New Secured Notes of the requisite aggregate principal amount of New Secured Notes in accordance with the Indenture; or (v) with respect to the assets of the Guarantors, at the time that the Guarantors are released from their guarantees in accordance with the terms of the Indenture.

Modifications to Troms Offshore Borrowings

Concurrent with the July 31, 2017 effective date of the Prepackaged Plan, the Troms Offshore borrowing agreements were amended and restated to (i) reduce by 50% the required principal payments due from the effective date to March 31, 2019, (ii) modestly increase the interest rates on amounts outstanding through the April 2023, and (iii) provide for additional security, including mortgages on six vessels and related share pledges.

The Troms Offshore borrowings continue to require semi-annual principal payments and bear interest at fixed rates based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio.

Creditor Warrant Agreement

On July 31, 2017, pursuant to the terms of the Prepackaged Plan, the company entered into a warrant agreement (the “Creditor Warrant Agreement”) with Computershare Inc. and Computershare Trust Company, N.A. (together, the “Warrant Agent”), pursuant to which the company issued, or caused to be reserved for issuance, warrants (the “New Creditor Warrants” and the holders thereof, the “New Creditor Warrant Holders”) to Non-U.S. Citizens who were holders of the Company’s unsecured notes, the lenders under the existing credit agreement, and the lessor parties to certain sale leaseback agreements.

Each New Creditor Warrant is immediately exercisable for one share of the company’s common stock, par value $0.001 (the “New Common Stock”) upon payment of an exercise price equal to the par value of the Company’s New Common Stock.

A total of 7,684,453 New Creditor Warrants were issued on the Effective Date to certain holders of allowed General Unsecured Claims who are Non-U.S. Citizens in lieu of an equal number of shares of New Common Stock, in order to ensure that, as required by the Plan, the aggregate percentage of the outstanding New Common Stock owned by Non-U.S. Citizens on the Effective Date was no more than 22%.

The New Creditor Warrants have a 25-year term and are immediately exercisable at a nominal exercise price (par value of $0.001 per share) for shares of New Common Stock on a one-for-one basis, subject to restrictions contained in the Creditor Warrant Agreement and the Certificate of Incorporation limiting ownership by Non-U.S. Citizens to 24%. The company will establish, as permitted under its Certificate of Incorporation and through the Depository Trust Company, appropriate measures to ensure compliance with these ownership limitations.

The New Creditor Warrants will not grant New Creditor Warrant Holders any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business.

Series A and Series B Warrant Agreement

On July 31, 2017, pursuant to the terms of the Prepackaged Plan, the company entered into a warrant agreement (the “Equity Warrant Agreement”) with the Warrant Agent, pursuant to which the company issued two series of warrants (the “Series A Warrants” and the “Series B Warrants” and together, the “Equity Warrants,” and the holders thereof, the “Equity Warrant Holders”), on a pro rata basis to all pre-emergence holders of the company’s common stock (the “Old Common Stock”).

Each Equity Warrant represents the right to purchase one share of New Common Stock at the applicable exercise price, subject to adjustment as provided in the Equity Warrant Agreement. On the Effective Date, the company issued (i) Series A Warrants to purchase an aggregate of 2,432,432 shares of New Common Stock, with an exercise price of $57.06 per share and (ii) Series B Warrants to purchase an aggregate of 2,629,657 shares of New Common Stock, with an exercise price of $62.28 per share. Each series of warrants issued under the Equity Warrant Agreement has a six-year term.

Similar to the New Creditor Warrants, the Equity Warrants do not grant the Equity Warrant Holder any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business. In addition, exercise of the Equity Warrants will be subject to restrictions which limit the exercise of such warrants where such exercise would cause the total number of shares held by Non-U.S. Citizens to exceed 24% of the company’s outstanding New Common Stock.

Fresh Start Accounting

The company will adopt fresh start accounting provisions ("Fresh Start") on the Plan Effective Date in connection with the company's emergence from bankruptcy. The adoption of Fresh Start accounting will result in a new reporting entity, the Successor, for financial reporting purposes. The presentation is analogous to that of a new business entity such that on the Plan’s Effective Date the Successor's consolidated financial statements reflect a new capital structure with no beginning retained earnings or deficit and a new basis in the identifiable assets and liabilities assumed. In order to adopt Fresh Start accounting, the company had to meet the following conditions: (i) holders of existing shares of the Predecessor immediately before the Plan Effective Date received less than 50 percent of the voting shares of the Successor entity and (ii) the reorganization value of the Successor was less that its postpetition liabilities and estimated allowed claims immediately before the Plan Effective Date. These conditions were met.

As part of Fresh Start accounting, the company is required to determine the reorganization value of the Successor upon emergence from the Chapter 11 Proceeding. Reorganization value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair value of the Successor's assets will be determined with the assistance of a third party valuation expert. The reorganization value will be allocated to the company's individual assets and liabilities based on their estimated fair values.

Enterprise value, which is the basis for deriving reorganization value, represents the estimated fair value of an entity’s capital structure which generally consists of long term debt and shareholders’ equity. The Successor’s enterprise value was estimated to be $1,050 million which represented the mid-point of a range included in the disclosure statement of the prepackaged plan of $850 million to $1,250 million. This enterprise value was the basis for deriving equity value estimated to be $943 million which represented the mid-point of a range of $743 million to $1,143 million also included in the disclosure statement of the Prepackaged Plan. Fair values are inherently subject to significant uncertainties and contingencies beyond the Company’s control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of the company’s common stock subsequent to its emergence from bankruptcy may differ materially from the equity valuation derived for accounting purposes.

The unaudited pro forma balance sheet below summarizes the impact of the reorganization and the Fresh Start accounting as if the effective date of the emergence from bankruptcy had occurred on June 30, 2017. The estimated reorganization value has been allocated to the assets and liabilities acquired based upon their estimated fair values, as shown below. The estimated fair values of certain assets and liabilities, including property, plant and equipment, investments in, at equity, and advances to unconsolidated companies, net pension obligations, equity warrants, deferred taxes (including uncertain tax positions), and contingencies require significant judgments and estimates and the pro forma successor balance sheet reflects only those estimates reasonably determined at the time of this filing.  The company continues to assess the fair values of certain assets acquired and liabilities assumed, and these estimated fair values are preliminary and subject to material change:

(Unaudited, in thousands)				Successor
	Predecessor	Reorganization	Fresh Start	Pro forma
ASSETS	June 30, 2017	Adjustments (1)	Adjustments (2)	June 30, 2017
Current assets:
Cash and cash equivalents	$683,778	(225,000)	—	458,778
Other current assets	435,138	(12,400)	—	422,738
Total current assets	1,118,916	(237,400)	—	881,516
Investments in, at equity, and advances to unconsolidated companies	49,216	—	(26,754)	22,462
Net properties and equipment	2,659,314	—	(1,962,940)	696,374
Other assets	92,134	—	—	92,134
Total assets	$3,919,580	(237,400)	(1,989,694)	1,692,486

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10,106	—	—	10,106
Other current liabilities	250,066	—	(423)	249,643
Total current liabilities	260,172	—	(423)	259,749
Long-term debt	80,863	350,000	(969)	429,894
Accrued property and liability losses	2,776	—	—	2,776
Other liabilities and deferred credits	60,382	—	(3,315)	57,067
Liabilities subject to compromise	2,389,557	(2,389,557)	—	—

Commitments and Contingencies

Equity:
Total stockholders’ equity	1,110,865	1,802,157	(1,982,022)	931,000
Noncontrolling interests	14,965	—	(2,965)	12,000
Total equity	1,125,830	1,802,157	(1,984,987)	943,000
Total liabilities and equity	$3,919,580	(237,400)	(1,989,694)	1,692,486

(1)

Reorganization adjustments include restructuring transactions to recognize approximately $12.4 million of previously deposited success fees, replace debt claims with new debt, equity and cash, recognize a gain on debt extinguishment, and the cancellation of Predecessor equity.

(2)

Fresh start adjustments include revaluations of fixed assets, consisting primarily of the company’s vessel fleet, the company’s investment in unconsolidated subsidiaries and noncontrolling interests to their estimated fair values upon the date of emergence as well as the recognition of the predecessor’s other deferred gains and remaining debt issue costs associated with the remaining Troms borrowings as reorganization items. The estimated fair values require significant judgments and estimates and the proforma successor balance sheet reflects only those estimates reasonably determined at the time of this filing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, the ability to confirm and consummate a plan of reorganization in accordance with the terms of a previously-disclosed prepackaged plan of restructuring (the “Prepackaged Plan”); the potential need to sell certain assets to raise additional capital; volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; consolidation of our customer base; fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,”  “could,”  “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control.  Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Item 1A included in the company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (SEC) on June 12, 2017, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the SEC on June 12, 2017.

About Tidewater

Our vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At June 30, 2017, we owned or chartered 258 vessels (excluding eight joint venture vessels, but including 115 stacked vessels and 16 leased vessels) and eight ROVs available to serve the global energy industry.

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

Recent Developments

As previously reported, on July 17, 2017, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued its written order confirming the company’s consensual prepackaged plan of reorganization (the “Prepackaged Plan”) that had been filed with the Bankruptcy Court on May 17, 2017 (the “Petition Date”) in connection with the filing by the company and certain of its subsidiaries (the “Debtors”) of a petition with Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. On July 31, 2017, the company and its affiliated chapter 11 debtors emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”), that was confirmed on July 17, 2017 by the Bankruptcy Court.

During the bankruptcy proceedings, the Debtors operated as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The company had operated in the ordinary course of business pursuant to motions filed by the Debtors and granted by the Bankruptcy Court.

Upon emergence of the Company from bankruptcy:

•

The lenders under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of Senior Notes, and the lessors from whom the company leases 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) exercisable immediately, at an aggregate exercise price based upon an equity value of the company of approximately $1.71 billion, and the second tranche (the “Series B Warrants”) exercisable immediately, at an aggregate exercise price based upon an equity value of the company of $2.02 billion. The Series A Warrants are exercisable for a number of shares equal to 7.5% of the sum of (i) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (ii) any shares issuable upon exercise of the New Creditor Warrants and the Series A Warrants, while the Series B Warrants are exercisable for a number of shares equal to 7.5% of the sum of (x) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (y) any shares issuable upon the exercise of the New Creditor Warrants, the Series A Warrants, and Series B Warrants. Like the

New Creditor Warrants, the Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. However, the Series A and Series B Warrants were amended to provide that if, during the six-month period immediately preceding their termination date, a non-U.S. Citizen was precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor warrants, with one such warrant being issued for each share of common stock that the Series A or Series B Warrant were otherwise convertible into.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that would otherwise be issuable to the allowed General Unsecured Creditors may be adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Prepackaged Plan required that, at the time the company emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Prepackaged Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the company’s new certificate of incorporation designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. The company has established, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, will be paid in full in the ordinary course of business (except as otherwise agreed among the parties).

The company and the Sale Leaseback Parties have not reached agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, New Creditor Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims has been withheld from the cash, New Creditor Warrants, and New Secured Notes distributed to holders of allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata. Included in liabilities subject to compromise is $323.6 million related to the claims of the Sale Leaseback Parties.

The company’s emergence from chapter 11 bankruptcy has resolved the significant risks and uncertainties which previously raised substantial doubt about the company’s ability to continue as a going concern.

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

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at June 30, 2017 and March 31, 2017 of approximately $253 million and $263 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $46 million of the balance at June 30, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $84 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $121 million of amounts due from the company to Sonatide, including $37.5 million in commissions payable by the company to Sonatide, with the balance related to costs incurred by Sonatide on behalf of the company.

For the quarter ended June 30, 2017, the company collected (primarily through Sonatide) approximately $15 million from its Angolan operations. Of the $15 million collected, approximately $13 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $2 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $21 million during the quarter ended June 30, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at June 30, 2017 and March 31, 2017 of approximately $121 million and $133 million, respectively, represent amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the quarter ended June 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $27 million, or 24%, of its consolidated vessel revenue, from an average of approximately 51 company-owned vessels that are marketed through the Sonatide joint venture (22 of which were stacked on average during the quarter ended June 30, 2017), and, for the quarter ended June 30, 2016, generated vessel revenues of approximately $39 million, or 24%, of consolidated vessel revenue, from an average of approximately 60 company-owned vessels (16 of which were stacked on average during the quarter ended June 30, 2016).

Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission income from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of June 30, 2017 and March 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $49 million and $45 million, respectively.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the quarter ended June 30, 2017 and year ended March 31, 2017 has resulted in a net one and 22 vessels transferred out of Angola, respectively.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 84 countries have now ratified the Convention.

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

After a significant decrease in the price of oil during our fiscal year ended March 31, 2016, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, increased during fiscal 2017 but has decreased during the first quarter of fiscal 2018. In the first quarter of FY 2018 crude oil prices were modestly lower compared to prices observed in fiscal 2017. Our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which during June 2017 was trading around $44 per barrel for West Texas Intermediate (WTI) crude and $47 per barrel for Intercontinental Exchange (ICE) Brent crude, down slightly from $49 and $48 per barrel for WTI and ICE Brent, respectively in June 2016. A number of analysts have projected further strengthening of oil and gas prices during the remainder of calendar year 2017 and through calendar years 2018 and 2019 if current forecasts of global economic growth materialize and if Organization of Petroleum Exporting Countries (OPEC) member nations continue to abide by production cuts announced in fiscal 2017 and early fiscal 2018.

A recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, has already begun and is expected to continue. However, a recovery in offshore activity and spending, much of which takes place in the international markets is expected to lag increases in onshore exploration, development and production activity and spending. Some analysts expect that a further decrease in offshore spending is likely during calendar year 2017 versus calendar year 2016 offshore spending and that any improvements in offshore E&P activity would likely not occur until calendar year 2018, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS Markit reports.

The production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. The oversupplied nature of the natural gas markets has, however, recently begun to unwind as lower natural gas reserves and increased use of natural gas for electrical generation have caused natural gas prices to somewhat rebound. In June 2017, natural gas was trading in the U.S. at approximately $3.15 per Mcf, modestly higher than the June 2016 level of $2.59 per Mcf as reported by the U.S. Energy Information Administration. Generally high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years, however, have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

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

Reports published by IHS Markit during June of 2017 state that the worldwide movable offshore drilling rig count is estimated at approximately 905 rigs, of which approximately 435 offshore rigs were working at the end of June 2017, a decrease of approximately 9%, or 45 working rigs, from the number of working rigs at the end of June 2016, and a decrease of approximately 31%, or 195 working rigs, from the number of working rigs at the end of June 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 905 movable offshore rigs worldwide, approximately 31%, or approximately 280 rigs, are designed to operate in deeper waters. Of the approximately 435 working offshore rigs at the end of June 2017, approximately 125 rigs, or 29%, are designed to operate in deeper waters. As of June 2017, the number of working deepwater rigs was approximately 17%, or 25 rigs, less than the number of working deepwater rigs at the end of June 2016, and a decrease of approximately 44%, or 95 working rigs, from the number of working rigs at the end of June 2015. It is also estimated that approximately 30% of the approximate 155 total offshore rigs currently under construction, or approximately 45 rigs, are being built to operate in deeper waters, suggesting that newbuild deepwater rigs represent approximately 36% of the approximately 125 deepwater rigs working in June 2017. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced E&P spending.

In the floating production unit market approximately 60 new floating production units are under construction and expected to be delivered primarily over the next eighteen months to supplement the approximately 365 floating production units already operating worldwide. Given the current economic environment, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to be significant.

Worldwide shallow-water exploration and production activity has also decreased during the last twelve months. According to IHS Markit, there were approximately 285 working jack-up rigs at the end of June 2017 (66% of the 435 working offshore rigs), which is a decrease of approximately 5%, or 15 rigs, from the number of jack-up rigs working at the end of June 2016, and a decrease of approximately 25%, or 90 working rigs, from the number of working rigs at the end of June 2015. The construction backlog for new jack-up rigs at the end of June 2017 (100 rigs) has been reduced from the jack-up construction backlog at the end of March 2016 of approximately 120 rigs, nearly all of which are scheduled for delivery in the next eighteen months, although the timing of such deliveries as scheduled remains uncertain given the depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 100 newbuild jackup rigs represent 35% of the approximately 285 jack up rigs working in June 2017, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS Markit, there are approximately 295 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction, on order or planned at the end of June 2017. The majority of the vessels under construction are scheduled to be delivered within the next 12 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

At the end of June 2017, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,515 vessels which include approximately 605 vessels, or approximately 17%, that are at least 25 years old and exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions and the excess capacity of newer vessels available in the market. Excluding the 605 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction represents approximately 10% of the remaining worldwide fleet of approximately 2,910 offshore support vessels.

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

Although the future attrition rate of the 605 older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the offshore support vessels that are under construction according to IHS Markit would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

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

Fiscal 2018 First Quarter Business Highlights

During the first quarter of fiscal 2018, we continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment of lower crude oil prices and reduced E&P spending (and reduced offshore spending in particular). Key elements of our response to these conditions during first quarter of fiscal 2018 included sustaining our offshore support vessel fleet and its global operating footprint, working with our lenders and noteholders to restructure our debt and strengthen our balance sheet and maintaining adequate liquidity to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At June 30, 2017, we had 258 owned or chartered vessels (including 16 leased vessels and excluding joint-venture vessels) in our fleet with an average age of 9.8 years. The average age of 246 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of our new build and acquisition program) is approximately 9 years.

Primarily as a result of the significant industry downturn which occurred over the latter half of fiscal 2015 and has continued through fiscal 2016 and 2017, our revenue during the first quarter of fiscal 2018 decreased 32%, or $52.8 million, from the revenues earned during the same quarter of fiscal 2017.

We have responded to reductions in revenue by reducing vessel operating costs by 23%, or $25.1 million, during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017. During the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, crew costs decreased approximately 25%, or $13.7 million; insurance expense decrease approximately 55%, or $3.9 million; repair and maintenance costs decreased 16%, or $2.7 million; fuel, lube and supplies costs decreased 13%, or $1.3 million; and other vessel costs decreased 19%, or $3.5 million; primarily due to the reduction in the number of vessels operating, along with other cost cutting initiatives which continue to be implemented in fiscal 2018.

We experienced a 19%, or $8.3 million, decrease in depreciation and amortization expense during the first quarter of fiscal 2018 as compared to the same period of fiscal 2017 due to assets which were fully depreciated or sold since the first quarter of fiscal 2017 together with reduced depreciable asset bases due to asset impairments recorded since the first quarter of fiscal 2017 which exceeded the impact of new-build vessels delivered into the fleet during the last 12 months.

General and administrative expenses decreased 11%, or $4 million, during the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 as a result of the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market, the impact of which was offset by a $0.7 million, or 8%, increase in professional service fees, which were primarily related to debt restructuring negotiations that led to the prepackaged chapter 11 bankruptcy petition discussed elsewhere herein under the heading “Reorganization and Chapter 11 Proceedings.” Restructuring fees incurred subsequent to our petition date have been classified as reorganization items.

We recorded $163.4 million of asset impairments during the first quarter of fiscal 2018 primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values.

The filing of our bankruptcy petition on May 17, 2017 has resulted in the cessation of the accrual of interest expense on our term loan, revolver and senior notes as of the Petition Date.  As a result, interest and other debt expenses are 37%, or $6.3 million, lower during the first quarter of fiscal 2018 as compared to the same period of fiscal 2017.

We also recorded reorganization items of $313.2 million which are comprised of (i) the lessors’ claims reserve of $323.6 million plus leasehold improvements to vessels underlying sale leaseback transactions of $1.7 million, partially offset by the recognition of remaining deferred gains of $105.9 million and accrued liabilities associated with the recognition of lease expense on a straight-line basis of $11.3 million, (ii) $94.8 million of make-whole claims on the Senior Notes and $5.1 of debt issue costs and (iii) professional fees associated with the restructuring incurred subsequent to the Petition Date of $5.2 million.

Vessel revenues generated by our Americas segment decreased approximately 47%, or $28.7 million, during the first quarter of fiscal 2018 as compared to the vessel revenues earned during the same period in fiscal 2017, reflecting an overall 12 percentage point decrease in utilization and a 19% decrease in average day rates. This decrease is also, in part, due to the termination of two long-term vessel charter-hire contracts in the fourth quarter of fiscal 2017 for which the company received a lump sum termination payment during the fourth quarter of fiscal 2017. Vessel operating costs for the Americas segment also decreased 29%, or $10.9 million, during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 42%, or $3.3 million, during the first quarter of fiscal 2018 as compared to the same period in fiscal 2017, primarily due to an overall 12 percentage point decrease in utilization and a 14% decrease in average day rates. Vessel operating costs for the Asia/Pacific segment decreased 26%, or $1.5 million, during the same comparative periods.

Vessel revenues generated by our Middle East segment decreased 4%, or $1.1 million, during the first quarter of fiscal 2018 as compared to the revenues earned during the same period in fiscal 2017, as a result of a 24% decrease in average day rates which were partially offset by a 22 percentage point increase in utilization and a net increase to the number of active vessels working in the region. Vessel operating costs for the Middle East segment also decreased 18%, or $2.9 million, during the same comparative periods.

Vessel revenues generated by our Africa/Europe segment decreased 25%, or $17.1 million, during the first quarter of fiscal 2018 as compared to the revenues earned during the same period in fiscal 2017, reflecting an overall 5 percentage point decrease in utilization and a 14% decrease in average day rates. Vessel operating costs for the Africa/Europe segment decreased 20%, or $9.7 million, during the same comparative periods. A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Asia/Pacific, Middle East, and Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, vessel operating leases and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Vessel revenues:
Americas (A)	$31,887	28%	60,608	37%	80,533	51%
Asia/Pacific	4,627	4%	7,921	5%	5,951	4%
Middle East	23,139	21%	24,202	15%	20,727	13%
Africa/Europe	52,604	47%	69,699	43%	49,694	32%
Total vessel revenues	$112,257	100%	162,430	100%	156,905	100%
Vessel operating costs:
Crew costs	$42,210	38%	55,888	34%	41,829	27%
Repair and maintenance	13,844	12%	16,529	10%	17,074	11%
Insurance and loss reserves	3,124	3%	6,996	4%	(1,767)	(1%)
Fuel, lube and supplies	9,428	8%	10,772	7%	9,279	6%
Other	15,167	14%	18,689	12%	14,430	9%
Total vessel operating costs	$83,773	75%	108,874	67%	80,845	52%

(A)	Included in Americas vessel revenue for the quarter ended March 31, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

	Quarter Ended		Quarter Ended
	June 30,		March 31,
(In thousands)	2017	2016	2017
Other operating revenues	$2,849	5,495	3,844
Costs of other operating revenues	1,585	3,903	2,689

The following table presents vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Vessel operating costs:
Americas:
Crew costs	$14,457	45%	19,531	32%	15,761	20%
Repair and maintenance	3,841	12%	7,602	12%	2,886	4%
Insurance and loss reserves	933	3%	2,265	4%	(519)	(1%)
Fuel, lube and supplies	3,394	11%	4,188	7%	3,896	5%
Other	4,655	15%	4,640	8%	3,555	4%
	27,280	86%	38,226	63%	25,579	32%
Asia/Pacific:
Crew costs	$1,940	42%	2,929	37%	1,842	31%
Repair and maintenance	430	9%	319	4%	269	5%
Insurance and loss reserves	195	4%	618	8%	(446)	(8%)
Fuel, lube and supplies	667	15%	938	12%	625	11%
Other	1,164	25%	1,130	14%	1,142	19%
	4,396	95%	5,934	75%	3,432	58%
Middle East:
Crew costs	$7,855	34%	7,582	31%	7,653	37%
Repair and maintenance	2,245	10%	3,934	16%	6,037	29%
Insurance and loss reserves	486	2%	1,137	5%	(286)	(1%)
Fuel, lube and supplies	872	4%	1,320	6%	1,918	9%
Other	1,744	7%	2,128	9%	2,209	11%
	13,202	57%	16,101	67%	17,531	85%
Africa/Europe:
Crew costs	$17,958	34%	25,846	37%	16,573	33%
Repair and maintenance	7,328	14%	4,674	7%	7,882	16%
Insurance and loss reserves	1,510	3%	2,976	4%	(516)	(1%)
Fuel, lube and supplies	4,495	9%	4,326	6%	2,840	6%
Other	7,604	14%	10,791	16%	7,524	15%
	38,895	74%	48,613	70%	34,303	69%
Total vessel operating costs	$83,773	75%	108,874	67%	80,845	52%

The following table presents vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Vessel operations general and administrative expenses:
Americas	$5,771	18%	7,304	12%	6,412	8%
Asia/Pacific	1,116	24%	1,779	22%	1,368	23%
Middle East	2,622	11%	3,022	12%	2,012	10%
Africa/Europe	8,493	16%	13,811	20%	9,653	19%
Total vessel operations general and administrative expenses	$18,002	16%	25,916	16%	19,445	12%

The following table presents vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Vessel operating leases (A):
Americas	$3,787	12%	6,626	11%	6,627	8%
Asia/Pacific	—	—	—	—	—	—
Middle East	—	—	—	—	—	—
Africa/Europe	1,755	3%	1,815	3%	1,816	4%
Total vessel operating leases	$5,542	5%	8,441	5%	8,443	5%

(A)

As part of the Prepackaged Plan of reorganization we rejected all of our vessel lease agreements during the quarter ended June 30, 2017. As of the date that the rejection was approved by the Bankruptcy Court, six of the sixteen rejected vessel leases were operating under charter-hire contracts and will be returned to the lessors upon completion of those contracts.

The following table compares operating income (loss) and other components of loss before income taxes and its related percentage of total revenue for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

	Quarter Ended				Quarter Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Vessel operating profit (loss):
Americas (A)	$(15,699)	(14%)	(4,326)	(3%)	30,618	19%
Asia/Pacific	(4,782)	(4%)	(5,574)	(3%)	(3,358)	(2%)
Middle East	3,466	3%	(33)	(<1%)	(2,806)	(2%)
Africa/Europe	(12,937)	(11%)	(13,309)	(8%)	(12,455)	(8%)
	(29,952)	(26%)	(23,242)	(14%)	11,999	7%
Other operating profit (loss)	55	<1%	(427)	(<1%)	(225)	(<1%)
	(29,897)	(26%)	(23,669)	(14%)	11,774	7%

Corporate general and administrative expenses	(14,702)	(13%)	(10,493)	(6%)	(21,757)	(14%)
Corporate depreciation	(541)	(<1%)	(730)	(1%)	(564)	(<1%)
Corporate expenses	(15,243)	(13%)	(11,223)	(7%)	(22,321)	(14%)

Gain on asset dispositions, net	3,189	3%	5,643	3%	6,064	3%
Asset impairments	(163,423)	(142%)	(36,886)	(21%)	(64,857)	(40%)
Operating loss	$(205,374)	(178%)	(66,135)	(39%)	(69,340)	(43%)
Foreign exchange gain (loss)	(1,157)	(1%)	(2,733)	(2%)	664	<1%
Equity in net earnings (losses) of unconsolidated companies	4,517	4%	(1)	(<1%)	2,841	2%
Interest income and other, net	1,680	1%	1,176	1%	1,588	1%
Reorganization items	(313,176)	(272%)	—	—	—	—
Interest and other debt costs, net	(10,605)	(9%)	(16,954)	(10%)	(21,008)	(13%)
Loss before income taxes	$(524,115)	(455%)	(84,647)	(50%)	(85,255)	(53%)

(A)	Included in Americas vessel operating profit for the quarter ended March 31, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 47%, or $28.7 million, during the quarter ended June 30 2017, as compared to the same period in fiscal 2017, primarily due to decreased revenue from deepwater vessels of 57%, or $23.1 million, during the same comparative periods. The decrease in revenue from deepwater vessels is a result of a decrease in utilization of this vessel class of 18 percentage points and a 22% reduction in average day rates. This decrease also reflects the termination of two long-term vessel charter-hire contracts in the fourth quarter of fiscal 2017 for which the company received a lump sum termination payment during the fourth quarter of fiscal 2017.  Revenues from towing-supply vessels decreased 33%, or $5.6 million, during the same comparative periods, primarily due to the decrease in utilization of 5 percentage points lower and a 6% decrease in average day rates. Overall decreases in day rates and utilization are primarily the result of a decrease in the level of oil and gas exploration, field development and production spending in the region due to the continuation of depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region. We also expect a reduction in the number of vessels operating in the region in future quarters as a result of the termination of our vessel lease agreements.

At the beginning of fiscal 2018, we had 34 stacked Americas-based vessels. During the first three months of fiscal 2018, we stacked 13 additional vessels and returned five previously stacked vessels to service, resulting in a total of 42 stacked Americas-based vessels, or approximately 59% of the Americas-based fleet, as of June 30, 2017.

Operating profit for the Americas segment decreased 263%, or $11.4 million, during the quarter ended June 30, 2017 as compared to the same period in fiscal 2017, primarily due to lower revenues, which were partially offset by decreases in most components of vessel operating costs, general and administrative costs, vessel operating leases and depreciation expense during the same comparative periods.

Crew costs decreased 26%, or $5.1 million; repair and maintenance costs decreased 50%, or $3.8 million; insurance costs decreased 59%, or $1.3 million; fuel, lube and supplies costs decreased 19%, or $0.8 million; and general and administrative costs decreased 21%, or $1.5 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017 due to the decrease in operating activity in the segment and the delay of drydockings due, in part, to the stacking of vessels. Vessel operating lease expense was 43%, or $2.8 million less than the first quarter of fiscal 2017 as a result of the terminations of lease contracts in conjunction with the company’s Prepackaged Plan of reorganization. For further information regarding the company chapter 11 proceedings refer to Recent Developments section of Management’s Discussion and Analysis. Additionally, depreciation expense decreased 16%, or $2 million, as a result of asset impairments recognized in prior periods.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 42%, or $3.3 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017, primarily due to lower utilization and average day rates on the deepwater and towing-supply vessels. Deepwater vessel revenue decreased 55%, or $1.4 million, during the same comparative periods, primarily due to a 42% decrease in average day rates. Revenue related to towing-supply vessels also decreased 35%, or $1.9 million, during the same comparative periods, primarily due to 26 percentage point decrease in utilization. Overall decreases to day rates and utilization are primarily the result of a decrease in the volume of oil and gas exploration, field development and production spending in the region due to currently depressed crude oil and natural gas prices which has led to the increased stacking of underutilized vessels in the region.

At the beginning of fiscal 2018, we had 23 stacked Asia/Pacific-based vessels. During the first three months of fiscal 2018, we stacked three additional vessels, returned two previously stacked vessels to service and transferred in one stacked vessel from our Middle East segment resulting in a total of 25 stacked Asia/Pacific-based vessels, or approximately 78% of the Asia/Pacific-based fleet, as of June 30, 2017.

Operating profit for the Asia/Pacific segment increased 14%, or $0.8 million, during the quarter ended June 30, 2017 as compared to the same period in fiscal 2017, primarily due to reductions in vessel operating costs (primarily crew costs, insurance costs and fuel, lube and supplies costs), depreciation expense and general and administrative expenses, which were partially offset by lower revenues.

Crew costs decreased 34%, or $1 million; insurance costs decreased 68%, or $0.4 million; fuel, lube and supplies costs decreased 29%, or $0.3 million; and general and administrative costs decreased 37%, or $0.7 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017 due to the decrease in operating activity in the segment. Additionally, depreciation expense decreased 33%, or $1.9 million, as a result of asset impairments recognized in prior periods.

Middle East Segment Operations.  Vessel revenues in the Middle East segment decreased 4%, or $1.1 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017, primarily due to decreased revenue from towing-supply vessels of 25%, or $4.6 million, during the comparative periods. The decrease in revenue from towing-supply vessels is a result of a decrease in average day rates of 23% and a reduction in the number of towing-supply vessels operating in the region. Partially offsetting this decrease was a 58%, or $3.5 million, increase in revenues from deepwater vessels during the same comparative periods, due to an increase in utilization of 30 percentage points and additional deepwater vessels working in the region.

At the beginning of fiscal 2018, we had two stacked Middle East-based vessels. During the first three months of fiscal 2018, we transferred one stacked vessel to our Asia/Pacific segment resulting in a total of one stacked Middle East-based vessel, or approximately 3% of the Middle East-based fleet, as of June 30, 2017.

Operating profit for the Middle East segment increased $3.5 million, during the quarter ended June 30, 2017 as compared to the same period in fiscal 2017, primarily due primarily to reductions in vessel operating costs (primarily repair and maintenance costs, insurance costs and fuel, lube and supplies costs), depreciation expense and general and administrative expenses, which were partially offset by lower revenues.

Repair and maintenance costs decreased 43%, or $1.7 million; insurance costs decreased 57%, or $0.7 million; fuel, lube and supplies costs decreased 34%, or $0.4 million; and general and administrative costs decreased 13%, or $0.4 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017 due to the decrease in operating activity in the segment and the delay of drydockings due in part to the stacking of vessels. Additionally, depreciation expense decreased 25%, or $1.3 million, as a result of asset impairments recognized in prior periods.

Africa/Europe Segment Operations.  Vessel revenues in the Africa/Europe segment decreased 25%, or $17.1 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017, as a result of decreased revenues across all vessel classes. Revenues from deepwater vessels decreased 33%, or $11.1 million, during the quarter ended June 30, 2017, as compared to the same period during fiscal 2017, primarily due to a 28% decrease in average day rates. Revenues from the other vessel class decreased 60%, or $5.1 million, during the same comparative periods, primarily due to a decrease in utilization of 21 percentage points and a 31% decrease in average day rates. Revenues from towing supply vessels decreased 3%, or $0.9 million, during the same comparative periods, primarily due to a decrease in average day rates of 14% which was partially offset by a five percentage point increase in utilization. Overall decreases to utilization and average day rates in the Africa/Europe segment are a result of a decrease in the volume of oil and gas exploration, development and production spending in the region which has led to the increased stacking of underutilized vessels in the region. We also expect a reduction in the number of vessels operating in the region in future quarters as a result of the termination of our vessel lease agreements.

At the beginning of fiscal 2018, we had 52 stacked Africa/Europe-based vessels. During the first three months of fiscal 2018, we sold two vessels from the previously stacked vessel fleet and returned three previously stacked vessels to work resulting in a total of 47 stacked Africa/Europe-based vessels, or approximately 39% of the Africa/Europe-based fleet, as of June 30, 2017.

Operating profit for the Africa/Europe segment increased 3%, or $0.4 million, during the quarter ended June 30, 2017 as compared to the same period in fiscal 2017, primarily due primarily to reductions in vessel operating costs (primarily crew costs, insurance costs and other vessel costs), depreciation expense and general and administrative expenses, which were partially offset by lower revenues.

Crew costs decreased 31%, or $7.9 million; insurance costs decreased 49%, or $1.5 million; other vessel costs decreased 30%, or $3.2 million; and general and administrative costs decreased 39%, or $5.3 million, during the quarter ended June 30, 2017, as compared to the same period in fiscal 2017 due to the decrease in operating activity in the segment. Additionally, depreciation expense decreased 13%, or $2.4 million, as a result of asset impairments recognized in prior periods.

Other Items. Asset impairments recognized for the quarter ended June 30, 2017 increased $126.5 million, from the same period of fiscal 2016 primarily due to a decline in offshore support vessel values as a result of the continued decrease in the volume of oil and gas exploration, field development and production spending by our customers which resulted in the stacking of a greater number of vessels on average during the current quarter as compared to last year’s comparative quarter. During the first quarter of fiscal 2018 we recognized impairments to the stacked vessel fleet of $136.9 million and $26.5 million to the active vessel fleet.

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

During the first quarter of fiscal 2018, the company recognized $136.9 million of impairment charges on 72 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the first quarter of fiscal 2018 was $504.2 million (after having recorded impairment charges). Excluding leased vessels, a total of 32 vessels in the stacked fleet, representing $190.3 million of net book value at June 30, 2017, were not impaired during the first quarter of fiscal 2018.

During fiscal 2018 the company recognized $26.5 million of impairments on five vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during the first quarter of fiscal 2018 was $63.8 million (after having recorded impairment charges). Excluding leased vessels, a total of 133 vessels in the active fleet, representing $1.8 billion of net book value at June 30, 2017, were not impaired during the first quarter of fiscal 2018.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2017 and 2016, along with the amount of impairment.

	Quarter Ended
	June 30,
(In thousands)	2017	2016
Number of vessels impaired in the period	77	19
Amount of impairment incurred	$163,423	36,886
Combined fair value of assets incurring impairment	567,975	155,400

Insurance and loss reserves expense decreased 55%, or $3.9 million, during the quarter ended June 30, 2017 as compared to the same period of fiscal 2017, primarily due to decreases in premiums and claims as a result of lower levels of vessel activity.

Included in gain on asset dispositions, net for the quarters ended June 30, 2017 and 2016, are $3 million and $5.8 million, respectively, of deferred gains from sale leaseback transactions. The decrease in deferred gains from sale leaseback transactions is due to the rejection of all 16 sale leaseback agreements during the first quarter of fiscal 2018.

During first quarter of fiscal 2018, we recognized a foreign exchange loss of $1.2 million, substantially all of which was related to the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

The filing of our bankruptcy petition on May 17, 2017 has resulted in the cessation of the accrual of interest expense on our term loan, revolver and senior notes as of the Petition Date.  As a result, interest and other debt expenses are 37%, or $6.3 million, lower during the first quarter of fiscal 2018 as compared to the same period of fiscal 2017.

We also recorded reorganization items of $313.2 million which are comprised of (i) the lessors’ claims reserve of $323.6 million plus leasehold improvements to vessels underlying sale leaseback transactions of $1.7 million, partially offset by the recognition of remaining deferred gains of $105.9 million and accrued liabilities associated with the recognition of lease expense on a straight-line basis of $11.3 million, (ii) $94.8 million of make-whole claims on the Senior Notes and $5.1 of debt issue costs and (iii) professional fees associated with the restructuring incurred subsequent to the Petition Date of $5.2 million.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (eight vessels at June 30, 2017).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

			Quarter
	Quarter Ended		Ended
	June 30,		March 31,
	2017	2016	2017
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater (A)	$17,313	40,387	62,831
Towing-supply	11,274	16,879	14,738
Other	3,300	3,342	2,964
Total	$31,887	60,608	80,533
Asia/Pacific fleet:
Deepwater	$1,154	2,590	1,138
Towing-supply	3,473	5,331	4,813
Other	—	—	—
Total	$4,627	7,921	5,951
Middle East fleet:
Deepwater	$9,547	6,038	8,295
Towing-supply	13,592	18,164	12,432
Other	—	—	—
Total	$23,139	24,202	20,727
Africa/Europe fleet:
Deepwater	$22,158	33,289	23,032
Towing-supply	27,019	27,917	22,794
Other	3,427	8,493	3,868
Total	$52,604	69,699	49,694
Worldwide fleet:
Deepwater	$50,172	82,304	95,296
Towing-supply	55,358	68,291	54,777
Other	6,727	11,835	6,832
Total	$112,257	162,430	156,905
UTILIZATION:
Americas fleet:
Deepwater	23.4%	41.8	29.7
Towing-supply	36.4	41.6	41.8
Other	50.0	48.0	45.7
Total	30.3%	42.5	35.2
Asia/Pacific fleet:
Deepwater	10.4%	10.2	9.1
Towing-supply	27.1	53.3	34.4
Other	—	—	—
Total	21.3%	33.5	24.7
Middle East fleet:
Deepwater	89.0%	58.8	79.7
Towing-supply	86.8	67.7	71.4
Other	—	—	—
Total	87.5%	65.9	74.2
Africa/Europe fleet:
Deepwater	51.7%	54.7	53.6
Towing-supply	51.7	46.4	42.1
Other	31.3	52.1	31.0
Total	45.6%	51.0	42.5
Worldwide fleet:
Deepwater	41.1%	44.4	42.6
Towing-supply	50.9	51.6	46.9
Other	33.9	50.2	32.8
Total	44.0%	48.6	42.6

(A)   Included in Americas fleet deepwater revenue for the quarter ended March 31, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

			Quarter
	Quarter Ended		Ended
	June 30,		March 31,
	2017	2016	2017
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater (A)	$19,869	25,480	57,311
Towing-supply	15,959	16,917	17,816
Other	9,071	8,507	9,015
Total	$16,423	20,368	35,756
Asia/Pacific fleet:
Deepwater	$12,686	22,039	12,641
Towing-supply	6,489	6,595	7,640
Other	—	—	—
Total	$7,389	8,555	8,265
Middle East fleet:
Deepwater	$9,564	15,468	9,643
Towing-supply	7,826	10,167	8,214
Other	—	—	—
Total	$8,460	11,117	8,732
Africa/Europe fleet:
Deepwater	$11,482	15,840	11,763
Towing-supply	13,040	15,085	13,940
Other	3,265	4,713	3,652
Total	$10,413	12,112	10,682
Worldwide fleet:
Deepwater	$12,897	19,622	23,797
Towing-supply	10,961	12,546	11,893
Other	4,759	5,392	4,922
Total	$10,842	13,727	15,693

(A)   Included in Americas fleet deepwater average day rates for the quarter ended March 31, 2017 is $39.1 million or revenue related to early cancellation of a long-term vessel charter contract. Excluding the early cancellation revenue, total Americas fleet deepwater average day rates would have been $21,602 for the quarter ended March 31, 2017.

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017:

			Quarter
	Quarter Ended		Ended
	June 30,		March 31,
	2017	2016	2017
Americas fleet:
Deepwater	41	42	41
Towing-supply	21	26	22
Other	8	9	8
Total	70	77	71
Less stacked vessels	35	30	34
Active vessels	35	47	37
Asia/Pacific fleet:
Deepwater	10	13	11
Towing-supply	22	17	20
Other	1	1	1
Total	33	31	32
Less stacked vessels	24	17	24
Active vessels	9	14	8
Middle East fleet:
Deepwater	12	7	12
Towing-supply	22	29	24
Other	—	—	—
Total	34	36	36
Less stacked vessels	1	6	—
Active vessels	33	30	36
Africa/Europe fleet:
Deepwater	41	42	41
Towing-supply	44	44	43
Other	37	38	38
Total	122	124	122
Less stacked vessel	49	34	54
Active vessels	73	90	68
Active owned or chartered vessels	150	181	149
Stacked vessels	109	87	112
Total owned or chartered vessels	259	268	261
Joint-venture and other	8	9	8
Total	267	277	269

Owned or chartered vessels include our stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics. The company had 115, 89 and 111 stacked vessels at June 30, 2017 and 2016 and March 31, 2017, respectively. The above vessel counts also include 16 leased vessels for which the company has terminated its lease agreements in accordance with the Prepackaged Plan of reorganization.

The following is a summary of net properties and equipment at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
(In thousands)	2017	2017
Properties and equipment:
Vessels and related equipment	$3,180,228	3,407,760
Other properties and equipment	69,605	69,670
	3,249,833	3,477,430
Less accumulated depreciation and amortization	590,519	612,668
Net properties and equipment	$2,659,314	2,864,762

	June 30, 2017		March 31, 2017
	Number	Carrying	Number	Carrying
	Of Vessels (B)	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	138	$1,889,465	143	$1,990,049
Stacked vessels	104	694,508	101	793,606
Marine equipment and other assets under construction		49,366		53,611
Other property and equipment (A)		25,975		27,496
Totals	242	$2,659,314	244	$2,864,762

(A)	Other property and equipment includes eight remotely operated vehicles.

(B)	Vessel count excludes vessels operated under sale leaseback agreements.

Vessel Dispositions

We seek opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the three months ended June 30:

	Three Months Ended
	June 30,
	2017	2016
Number of vessels disposed by vessel type:
Deepwater PSVs	—	1
Towing-supply vessels	—	4
Other	2	—
Total	2	5
Number of vessels disposed by segment:
Americas	—	4
Africa/Europe	2	1
Total	2	5

Vessel Commitments at June 30, 2017

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, as of June 30, 2017:

	Number		Invested	Remaining
	of	Total	Through	Balance
(In thousands, except vessel count)	Vessels	Cost	6/30/17	6/30/17
Vessels under construction (A):
Deepwater PSV	1	$53,639	47,452	6,187
Total vessel commitments	1	$53,639	47,452	6,187

(A)	Two remaining option vessels, a vessel rejected at the time of delivery and a fast supply boat are not included in the table above.

During the fourth quarter of fiscal 2017, the company rejected the delivery of a PSV under construction and withheld the final contractual milestone payment of $4.5 million for failure of the vessel to meet certain significant contract specifications.  Thereafter, the company delivered a formal notice of default to the shipyard demanding a cure of the deficiencies, following which the shipyard declared the company in default for refusing to accept delivery. Subsequently, the company submitted a demand to the shipyard seeking a refund of all amounts paid by the company to date, totaling approximately $43 million plus accrued contractual interest.  In March 2017, the shipyard filed a notice of arbitration alleging breach of contract with respect to the company’s rejection of the PSV and anticipatory breach of contract based on the company’s anticipated rejection of a second PSV under construction. Through this arbitration, the shipyard is seeking an order requiring the company to take delivery of both vessels and to reimburse the shipyard for certain costs incurred by the shipyard.  The company is evaluating its next steps in the arbitration. A date for arbitration has not yet been set. Approximately $48.7 million of accumulated costs for the rejected vessel have been reclassified from construction in progress to other assets. The rejected vessel is not included in our vessel count and is not included in the table above. The shipyard has also informed the company that the second vessel under construction, and included in the table above, has been suspended and may not be tendered for delivery given the ongoing dispute. Accordingly, the expected delivery date is not known.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2015. During the fiscal 2016, the company recorded an impairment charge of $2.4 million (representing amounts not covered by insurance) and reclassified the remaining $5.6 million from construction in progress to other non-current assets. This vessel is not included in the preceding table of vessel commitments as of June 30, 2017.

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

We believe we have sufficient liquidity and financial capacity to support the continued investment in the remaining vessel under construction. In recent years, we have funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes. We have approximately $6.2 million in unfunded capital commitments associated with the vessel under construction at June 30, 2017.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017, consist of the following components:

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Personnel	$16,257	14%	19,391	12%	13,310	8%
Office and property	3,899	3%	4,904	3%	4,030	3%
Sales and marketing	648	1%	1,312	1%	685	<1%
Professional services	10,160	9%	9,411	6%	20,192	13%
Other	2,095	2%	2,029	1%	3,510	2%
Total	$33,059	29%	37,047	23%	41,727	26%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters ended June 30, 2017 and 2016 and for the quarter ended March 31, 2017 were as follows:

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2017	%	2016	%	2017	%
Vessel operations	$18,002	55%	25,916	70%	19,445	47%
Other operating activities	355	1%	638	2%	525	1%
Corporate	14,702	44%	10,493	28%	21,757	52%
Total	$33,059	100%	37,047	100%	41,727	100%

General and administrative expenses during the quarter ended June 30, 2017 were 11%, or $4 million, lower than the first quarter of fiscal 2017. Overall decreases to personnel, office and property and other general and administrative expenses are a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market and have included wage and headcount reductions, shore-based office consolidations and reductions in compensation. However, these cost reduction efforts have been partially offset by an increase in professional services costs primarily related to our efforts to renegotiate the terms of various debt arrangements and related consulting services which are classified as corporate general and administrative expenses up until our Petition Date. In the first quarter of fiscal 2018 and 2017, the company recognized $6.7 million and $3.9 million of debt renegotiation and restructuring related costs, respectively. Debt renegotiation and restructuring related professional service expenses of $5.2 million were incurred subsequent to our Petition Date and are included in reorganization items in our condensed consolidated statements of earnings (loss).

Liquidity, Capital Resources and Other Matters

At June 30, 2017, we have $683.8 million of cash and cash equivalents.  With the effective date of the Prepackaged Plan on July 31, 2017, $225 million of cash was, or will be paid to impaired creditors pursuant to the Prepackaged Plan and approximately $1.6 billion of debt, net, will be eliminated, leaving approximately $440 million of total debt outstanding.  Total debt outstanding on July 31, 2017 includes $350 million of newly issued, 5-year, senior secured notes, which bear interest at 8%. The indenture governing such notes contains financial covenants, including (i) minimum interest coverage covenants (EBITDA to Interest), which will be first measured for the 12-month period ending June 30, 2019, (ii) a minimum unrestricted cash held by loan obligors covenant of $50 million and (iii) a minimum consolidated cash (restricted and unrestricted) covenant of $100 million.

Chapter 11 Proceedings and Emergence

As previously reported, on July 17, 2017, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued its written order confirming the company’s consensual prepackaged plan of reorganization (the “Prepackaged Plan”) that had been filed with the Bankruptcy Court on May 17, 2017 (the “Petition Date”) in connection with the filing by the company and certain of its subsidiaries (the “Debtors”) of a petition with Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. On July 31, 2017, the company and its affiliated chapter 11 debtors emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”), that was confirmed on July 17, 2017 by the Bankruptcy Court.

During the bankruptcy proceedings, the Debtors operated as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The company had operated in the ordinary course of business pursuant to motions filed by the Debtors and granted by the Bankruptcy Court.

Upon emergence of the Company from bankruptcy:

•

The lenders under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of Senior Notes, and the lessors from whom the company leases 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the pro forma common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Prepackaged Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) exercisable immediately, at an aggregate exercise price based upon an equity value of the company of approximately $1.71 billion, and the second tranche (the “Series B Warrants”) exercisable immediately, at an aggregate exercise price based upon an equity value of the company of $2.02 billion. The Series A Warrants are exercisable for a number of shares equal to 7.5% of the sum of (i) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (ii) any shares issuable upon exercise of the New Creditor Warrants and the Series A Warrants, while the Series B Warrants are exercisable for a number of shares equal to 7.5% of the sum of (x) the total outstanding shares of common stock after completion of the transactions contemplated by the Prepackaged Plan, and (y) any shares issuable upon the exercise of the New Creditor Warrants, the Series A Warrants, and Series B Warrants. Like the New Creditor Warrants, the Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. However, the Series A and Series B Warrants were amended to provide that if, during the six-month period immediately preceding their termination date, a non-U.S. Citizen was precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor warrants, with one such warrant being issued for each share of common stock that the Series A or Series B Warrant were otherwise convertible into.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that would otherwise be issuable to the allowed General Unsecured Creditors may be adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Prepackaged Plan required that, at the time the company emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Prepackaged Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the company’s new certificate of incorporation designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. The company has established, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, will be paid in full in the ordinary course of business (except as otherwise agreed among the parties).

The company and the Sale Leaseback Parties have not reached agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, New Creditor Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims has been withheld from the cash, New Creditor Warrants, and New Secured Notes distributed to holders of allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims are resolved for less than the amount withheld, the remainder will be distributed to holders of allowed General Unsecured Claims pro rata. Included in liabilities subject to compromise is $323.6 million related to the claims of the Sale Leaseback Parties.

The company’s emergence from chapter 11 bankruptcy has resolved the significant risks and uncertainties which previously raised substantial doubt about the company’s ability to continue as a going concern.

Availability of Cash

At June 30, 2017, we had $683.8 million in cash and cash equivalents, of which $683.4 million was held by foreign subsidiaries, all of which is available to the company without adverse tax consequences. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient to fund the cash needs of our operations in the United States. The $225 million of cash paid to creditors pursuant to the terms of the RSA was funded by foreign subsidiaries through the repayment of intercompany liabilities. If, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce our available cash to fund our operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. As of our Emergence Date, we no longer have a revolving line of credit. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt based on stated maturities and required payments on remaining vessel construction commitments. Please refer to the section entitled “Reorganization and Chapter 11 Proceedings” for further discussion.

Indebtedness

The following is a summary of all debt outstanding at June 30, 2017 and March 31, 2017:

	June 30,	March 31,
(In thousands)	2017	2017
Term loan (A)	$300,000	300,000
Revolving line of credit (A) (B)	600,000	600,000
September 2013 senior unsecured notes (A)	500,000	500,000
August 2011 senior unsecured notes (A)	165,000	165,000
September 2010 senior unsecured notes (A)	382,500	382,500
Troms Offshore borrowings:
May 2015 4.42% notes (C)	26,116	27,421
March 2015 4.41% notes (C)	24,573	24,573
January 2014 4.31% notes (C) (D)	26,957	26,167
May 2012 5.88% notes (C) (D)	14,291	14,864
	2,039,437	2,040,525
Less: Deferred debt issue costs	968	6,401
Less: Current portion of long-term debt	10,106	2,034,124
Less: Liabilities subject to compromise	1,947,500	—
Total long-term debt	$80,863	—

A)

The term loan, revolving line of credit and senior notes have been classified as liabilities subject to compromise as a result of the bankruptcy petition filed on May 17, 2017.  Refer to Note (3) - Liabilities Subject to Compromise for additional information. As of June 30, 2017 and March 31, 2017, the aggregate fair value (Level 2) of the term loan, revolver and senior notes were $1.1 billion and $1.1 billion, respectively.

(B)	The revolver was fully utilized at June 30, 2017 and March 31, 2017, respectively.

(C)

The company continues to make semi-annual principal and interest payments on these notes in the ordinary course of business.  As of June 30, 2017 and March 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was 91.7 million and 92.9 million, respectively.

(D)	Notes are denominated in Norwegian kroner (NOK)

For additional disclosure please refer to the “Reorganization and Chapter 11 Proceedings” and “Liabilities Subject to Compromise” sections of Management’s Discussion and Analysis in this Report on Form 10-Q and Note (18) - Subsequent Events.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended
	June 30,
(In thousands)	2017	2016
Interest and debt costs incurred, net of interest capitalized	$10,605	16,954
Interest costs capitalized	601	1,393
Total interest and debt costs	$11,206	18,347

Interest on the term loan, revolving line of credit and senior notes subsequent to the Petition Date was not an allowed claim per the Prepackaged Plan; therefore, the company did not record interest expense subsequent to that date. Had the term loan, revolving line of credit and senior notes not been compromised by the Prepackaged Plan interest expense for the quarter ended June 30, 2017 would have been approximately $20 million.

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

Operating Activities

Net cash used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash used in operating activities for the quarters ended June 30, is as follows:

(In thousands)	2017	Change	2016
Net loss	$(524,410)	(435,767)	(88,643)
Reorganization items	308,011	308,011	—
Depreciation and amortization	36,287	(8,265)	44,552
Provision for deferred income taxes	(5,543)	(5,543)	—
Gain on asset dispositions, net	(3,189)	2,454	(5,643)
Asset impairments	163,423	126,537	36,886
Changes in operating assets and liabilities	7,811	13,457	(5,646)
Changes in due to/from affiliate, net	(1,978)	(7,925)	5,947
Other non-cash items	(3,775)	(5,419)	1,644
Net cash used in operating activities	$(23,363)	(12,460)	(10,903)

Cash flows used in operations increased 114%, or $12.5 million, to $23.4 million during the quarter ended June 30, 2017 as compared to $10.9 million used in operations during the quarter ended June 30, 2016. The increase in net cash used in operations reflects a $435.8 million increase in our net loss during the first quarter of fiscal 2018.  The increase in the net loss for the quarter ended June 30, 2017 includes non-cash reorganization items of $308 million  and increases to non-cash asset impairments of $126.5 million relative to the quarter ended June 30, 2016, but a gain on asset dispositions, net, that was $2.5 million lower in the first quarter of fiscal 2018 than in the first quarter of fiscal 2017. These increases were partially offset by decreases in non-cash depreciation and amortization of $8.3 million and provision for deferred income taxes of $5.5 million. Changes in operating assets and liabilities (which provided $7.8 million of net cash in the quarter ended June 30, 2017 as compared to using $5.6 million of net cash in the quarter ended June 30, 2016) included $5.2 million of professional fees related to our debt renegotiations and were, in part, offset by changes in due to/from affiliate, net.

The net reduction in the due to/from affiliate balance in the first quarter of fiscal 2018 was $7.9 million less than the net increase in the due to/from affiliate balance in the first quarter of fiscal 2017, and is primarily attributable to cash collections received from our Angolan operation partially offset by additional commissions and other expenses paid by Sonatide on behalf of the company. Our Angolan joint venture operation is included within our Africa/Europe segment. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Investing Activities

Net cash provided by investing activities for quarters ended June 30, is as follows:

(In thousands)	2017	Change	2016
Proceeds from the sale of assets	$608	(626)	1,234
Additions to properties and equipment	(1,627)	5,951	(7,578)
Payments related to novated vessel construction contract	5,272	5,272	—
Refunds from cancelled vessel construction contracts	—	(11,515)	11,515
Net cash provided by investing activities	$4,253	(918)	5,171

Net cash provided by investing activities for the three months ended June 30, 2017 provided $4.3 million of cash, reflecting the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of the company’s obligations related to a vessel under construction at an international shipyard. Additions to properties and equipment were comprised of approximately $0.9 million in capitalized upgrades to existing vessels and equipment and $0.7 million for the construction of offshore support vessels.

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

Financing Activities

Net cash used in financing activities for the quarters ended June 30, is as follows:

(In thousands)	2017	Change	2016
Principal payment on long-term debt	$(2,316)	8	(2,324)
Other	(1,200)	522	(1,722)
Net cash used in financing activities	$(3,516)	530	(4,046)

Financing activities for the three months ended June 30, 2017 used $3.5 million of cash, as a result of $2.3 million of scheduled semiannual principal payments on Troms debt and $1.2 million of commissions paid to a non-controlling owner of a consolidated joint venture entity.

Financing activities for the three months ended June 30, 2016 used $4 million of cash, primarily due to $2.3 million of scheduled semiannual principal payments on Troms debt.

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining vessel currently under construction. We anticipate that we will use some portion of our future operating cash flows and available cash in order to complete the fleet renewal and modernization program. Refer to the “Vessel Commitments at June 30, 2017” section of Management’s Discussion and Analysis for more information on the status of vessels currently under construction.

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

Brazilian Customs.  In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $46.9 million as of June 30, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of June 30, 2017). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.8 million as of June 30, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.1 million as of June 30, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $36.9 million as of June 30, 2017) of the original 155 million Brazilian reais of fines are now formally resolved in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad. During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. We continue to review and evaluate the return of other U.S. flagged vessels to the U.S. to determine whether it is necessary to adjust our responses in any of those instances. To the extent that further evaluation requires us to file amended entries for additional vessels, we do not yet know the final magnitude of duties, civil penalties, fines and interest associated with amending the entries for these vessels.  It is also possible that CBP may seek to impose civil penalties, fines or interest in connection with amended forms already submitted.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($16 million as of June 30, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore

$54.9 million as of June 30, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding our vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. We did not have any other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2017, except as noted below. The following table and discussion summarizes the changes to our consolidated contractual obligations as of June 30, 2017 for the remaining months of fiscal 2018, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2018	2019	2020	2021	2022	More Than 5 Years
Vessel construction obligations	$6,187	6,187	—	—	—	—	—
Total obligations	$6,187	6,187	—	—	—	—	—

As part of our Prepackaged Plan of reorganization, approximately $1.6 billion of debt outstanding, as well as interest obligations, would be converted to equity, and operating leases related to vessels which were previously sold and leased back, would be terminated. As of June 30, 2017 our term loan, revolver and senior notes, together with interest accrued through the Petition Date, as well as claims related to the terminated vessel leases have been classified as liabilities subject to compromise.

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

In connection with the restructuring contemplated by the Prepackaged Plan, the Debtors filed a motion seeking to reject all Sale Leaseback Agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”). Pursuant to an order by the Bankruptcy Court in May 2017, the Sale Leaseback Agreements for all 16 leases vessels were rejected. The company has included the disputed claims reserve of approximately $324 million as liabilities subject to compromise in connection with the rejection of these leases.  The company expects that a final determination of the claim amount will be settled by the Court at a later date.

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on June 12, 2017, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2017, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (13) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

At June 30, 2017, the company had $300 million of outstanding term loan borrowings and $600 million of outstanding revolver loan borrowings which were classified as liabilities subject to compromise. At June 30, 2017, the estimated fair market values of the term loan and the revolver were $168 million and $336 million, respectively. A one percentage point change in the Eurodollar interest rate on the $300 million term loan and $600 million revolver at June 30, 2017 would change the company’s interest costs by approximately $9 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of Item 7 of this Annual Report on Form 10-K for a discussion on the company’s outstanding senior notes debt.

Because the existing terms on senior notes outstanding at June 30, 2017 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, which are classified as liabilities subject to compromise, as of June 30, 2017, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	280,000	275,000	285,000
August 2011	165,000	92,400	90,750	94,050
September 2010	382,500	214,200	210,375	218,025
Total	$1,047,500	586,600	576,125	597,075

Troms Offshore Debt

Troms Offshore had 344.3 million NOK, or $41.2 million, as well as $50.7 million of U.S. denominated outstanding fixed rate debt at June 30, 2017. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of June 30, 2017, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$91,937	91,737	88,225	95,471

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

As of June 30, 2017, Sonatide maintained the equivalent of approximately $84 million of Angola kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. Any devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company. A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had no material outstanding spot contracts at June 30, 2017 and had six foreign exchange spot contracts outstanding at March 31, 2017, which had a notional value of $1.5 million and settled by April 4, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($16 million as of June 30, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $54.9 million as of June 30, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding, unless the company decides to pursue additional compensation through ICSID related to the portion of the award reduced by the annulment committee.  The company has not made any decision whether to pursue any such additional relief.

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

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (10) of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on June 12, 2017.

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

TIDEWATER INC.
(Registrant)

Date: August 9, 2017	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 9, 2017	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2017	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors dated May 11, 2017 (filed with the Commission as Exhibit A to Exhibit T3E.1 to the Company’s application for the qualification of indentures on Form T-3 filed on May 12, 2017, File No. 22-29043).

2.2

Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors dated May 11, 2017 (filed with the Commission as Exhibit T3E.1 to the Company’s application for the qualification of indentures on Form T-3 filed on May 12, 2017, File No. 22-29043).

2.3

Second Amended Joint Prepackaged Chapter 11 Plan of Tidewater Inc. and Its Affiliated Debtors dated July 13, 2017 (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on July 18, 2017, File No. 1-6311).

3.1

Amended and Restated Certificate of Incorporation of Tidewater Inc. dated July 31, 2017 (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

3.2	Amended and Restated By-Laws of Tidewater Inc. dated July 31, 2017 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

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

4.4

Series A and B Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

4.5

Series C Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

4.6

Indenture for 8.00% Senior Secured Notes due 2022 among Tidewater Inc., each of the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent dated as of July 31, 2017 (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

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

Exhibit Number	Description
10.3

Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 to the Company’s application for the qualification of indentures on Form T-3 filed on May 12, 2017, File No. 22-29043).

10.4

Amendment and Restatement Agreement No. 4 to the Troms Facility Agreement, dated May 11, 2017 (filed with the Commission as Exhibit C to Schedule 1 to Exhibit A to Exhibit T3E.1 to the Company’s application for the qualification of indentures on Form T-3 filed on May 12, 2017, File No. 22-29043).

10.5

Forbearance Agreement, dated May 11, 2017 (filed with the Commission as Exhibit K to Schedule 1 to Exhibit A to Exhibit T3E.1 to the Company’s application for the qualification of indentures on Form T-3 filed on May 12, 2017, File No. 22-29043).

10.6

Creditor Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.7

Existing Equity Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.8+	Tidewater Inc. 2017 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement