Form 10-Q
period 2017-09-30
TIDEWATER INC
filed 2017-11-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Former Fiscal Year: March 31

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate by check mark whether the registrant has filed all document and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

21,915,439 shares of Tidewater Inc. common stock $.001 par value per share were outstanding on October 27, 2017.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	Successor	Predecessor
	September 30,	March 31,
ASSETS	2017	2017
Current assets:
Cash and cash equivalents	$459,978	706,404
Trade and other receivables, less allowance for doubtful accounts of $200 and $16,165 as of September 30, 2017 and March 31, 2017, respectively	120,271	123,262
Due from affiliate	245,056	262,652
Marine operating supplies	31,083	30,560
Other current assets	14,813	18,409
Total current assets	871,201	1,141,287
Investments in, at equity, and advances to unconsolidated companies	25,729	45,115
Net properties and equipment	868,689	2,864,762
Deferred drydocking and survey costs	388	—
Other assets	46,845	139,535
Total assets	$1,812,852	4,190,699

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,439	31,599
Accrued expenses	61,115	78,121
Due to affiliate	112,642	132,857
Accrued property and liability losses	2,774	3,583
Current portion of long-term debt	5,174	2,034,124
Other current liabilities	38,041	48,429
Total current liabilities	259,185	2,328,713
Long-term debt	445,677	—
Deferred income taxes	—	46,013
Accrued property and liability losses	2,607	10,209
Other liabilities and deferred credits	62,569	154,705

Commitments and Contingencies (Note 10)

Equity:
Predecessor Common stock of $0.10 par value, 125,000,000 shares authorized, 47,121,304 shares issued and outstanding at March 31, 2017	—	4,712
Predecessor Additional paid-in capital	—	165,221
Successor Common stock of $0.001 par value, 125,000,000 shares authorized 20,738,076 shares issued and outstanding at September 30, 2017	21	—
Successor Additional paid-in capital	1,056,563	—
Retained earnings	(15,693)	1,475,329
Accumulated other comprehensive loss	82	(10,344)
Total stockholders’ equity	1,040,973	1,634,918
Noncontrolling interests	1,841	16,141
Total equity	1,042,814	1,651,059
Total liabilities and equity	$1,812,852	4,190,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Revenues:
Vessel revenues	$70,571	34,340	139,361
Other operating revenues	3,729	1,923	4,361
	74,300	36,263	143,722
Costs and expenses:
Vessel operating costs	52,301	32,665	87,094
Costs of other operating revenues	2,273	763	3,423
General and administrative	16,246	8,773	32,954
Vessel operating leases	1,124	623	8,441
Depreciation and amortization	8,142	11,160	43,845
Gain on asset dispositions, net	(4)	(372)	(6,253)
Asset impairments	—	21,325	129,562
	80,082	74,937	299,066
Operating loss	(5,782)	(38,674)	(155,344)
Other income (expenses):
Foreign exchange loss	(58)	(2,024)	(2,539)
Equity in net earnings of unconsolidated companies	1,305	269	1,313
Interest income and other	873	704	992
Reorganization items	(1,880)	(1,083,729)	—
Interest and other debt costs	(5,240)	(574)	(18,477)
	(5,000)	(1,085,354)	(18,711)
Loss before income taxes	(10,782)	(1,124,028)	(174,055)
Income tax (benefit) expense	4,745	(1,529)	3,568
Net loss	$(15,527)	(1,122,499)	(177,623)
Less: Net income (loss) attributable to noncontrolling interests	166	(24)	867
Net loss attributable to Tidewater Inc.	$(15,693)	(1,122,475)	(178,490)
Basic loss per common share	$(0.81)	(23.82)	(3.79)
Diluted loss per common share	$(0.81)	(23.82)	(3.79)
Weighted average common shares outstanding	19,389,031	47,121,407	47,067,864
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	19,389,031	47,121,407	47,067,864

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Revenues:
Vessel revenues	$70,571	146,597	301,791
Other operating revenues	3,729	4,772	9,856
	74,300	151,369	311,647
Costs and expenses:
Vessel operating costs	52,301	116,438	195,968
Costs of other operating revenues	2,273	2,348	7,326
General and administrative	16,246	41,832	70,001
Vessel operating leases	1,124	6,165	16,882
Depreciation and amortization	8,142	47,447	88,397
Gain on asset dispositions, net	(4)	(3,561)	(11,896)
Asset impairments	—	184,748	166,448
	80,082	395,417	533,126
Operating loss	(5,782)	(244,048)	(221,479)
Other income (expenses):
Foreign exchange loss	(58)	(3,181)	(5,272)
Equity in net earnings of unconsolidated companies	1,305	4,786	1,312
Interest income and other	873	2,384	2,168
Reorganization items	(1,880)	(1,396,905)	—
Interest and other debt costs	(5,240)	(11,179)	(35,431)
	(5,000)	(1,404,095)	(37,223)
Loss before income taxes	(10,782)	(1,648,143)	(258,702)
Income tax (benefit) expense	4,745	(1,234)	7,564
Net loss	$(15,527)	(1,646,909)	(266,266)
Less: Net income attributable to noncontrolling interests	166	—	1,321
Net loss attributable to Tidewater Inc.	$(15,693)	(1,646,909)	(267,587)
Basic loss per common share	$(0.81)	(34.95)	(5.69)
Diluted loss per common share	$(0.81)	(34.95)	(5.69)
Weighted average common shares outstanding	19,389,031	47,121,330	47,067,790
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	19,389,031	47,121,330	47,067,790

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Net loss	$(15,527)	(1,122,499)	(177,623)
Other comprehensive income:
Unrealized gains on available for sale securities, net of tax of $0, $0 and $0	82	77	119
Change in loss on derivative contract, net of tax of $0, $0 and $0	—	—	72
Changes in supplemental executive retirement plan liability, net of tax of $0, $0 and $0	—	(536)	—
Changes in minimum pension liability, net of tax of $0, $0 and $0	—	(594)	—
Change in other benefit plan minimum liability, net of tax of $0, $0 and $0	—	(1,468)	—
Total comprehensive loss	$(15,445)	(1,125,020)	(177,432)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Net loss	$(15,527)	(1,646,909)	(266,266)
Other comprehensive income:
Unrealized gains on available for sale securities, net of tax of $0, $0 and $0	82	163	280
Change in loss on derivative contract, net of tax of $0, $0 and $0	—	—	143
Changes in supplemental executive retirement plan liability, net of tax of $0, $0 and $0	—	(536)	—
Changes in minimum pension liability, net of tax of $0, $0 and $0	—	(594)	—
Change in other benefit plan minimum liability, net of tax of $0, $0 and $0	—	(1,468)
Total comprehensive loss	$(15,445)	(1,649,344)	(265,843)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Operating activities:
Net loss	$(15,527)	(1,646,909)	(266,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reorganization items	—	1,368,882	—
Depreciation and amortization	8,138	47,447	88,397
Amortization of deferred drydocking and survey costs	4	—	—
Amortization of debt premiums and discounts	(281)	—	—
Provision for deferred income taxes	—	(5,543)	—
Gain on asset dispositions, net	(4)	(3,561)	(11,896)
Asset impairments	—	184,748	166,448
Equity in earnings of unconsolidated companies, less dividends	(1,044)	(4,252)	(1,659)
Compensation expense - stock-based	1,173	1,707	2,628
Changes in assets and liabilities, net:
Trade and other receivables	(3,775)	6,286	18,263
Changes in due to/from affiliate, net	(3,920)	1,301	25,792
Marine operating supplies	1,005	88	2,289
Other current assets	5,714	(1,840)	(1,827)
Accounts payable	(317)	8,157	9,671
Accrued expenses	(10,555)	17,245	(16,386)
Accrued property and liability losses	13	(822)	281
Other current liabilities	3,753	(2,337)	(9,716)
Other liabilities and deferred credits	(847)	2,884	(5,173)
Other, net	(1,339)	4,932	(1,448)
Net cash used in operating activities	(17,809)	(21,587)	(602)
Cash flows from investing activities:
Proceeds from sales of assets	4,875	2,172	1,839
Additions to properties and equipment	(589)	(2,265)	(9,509)
Payments related to novated vessel construction contract	—	5,272	—
Refunds from cancelled vessel construction contracts	—	—	11,515
Net cash provided by investing activities	4,286	5,179	3,845
Cash flows from financing activities:
Principal payment on long-term debt	—	(5,124)	(5,036)
Cash payments to General Unsecured Creditors	(87,366)	(122,806)	—
Cash received for issuance of common stock	1	—	—
Other	—	(1,200)	(1,722)
Net cash used in financing activities	(87,365)	(129,130)	(6,758)
Net change in cash and cash equivalents	(100,888)	(145,538)	(3,515)
Cash and cash equivalents at beginning of period	560,866	706,404	678,438
Cash and cash equivalents at end of period	$459,978	560,866	674,923
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$59	1,577	34,209
Income taxes	$1,392	4,740	16,790
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$—	—	10,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at March 31, 2017 (Predecessor)	$4,712	165,221	1,475,329	(10,344)	16,141	1,651,059
Total comprehensive loss	—	—	(1,646,909)	(2,435)	—	(1,649,344)
Stock option expense	—	390	—	—	—	390
Cancellation/forfeiture or restricted stock units	—	1,254	—	—	—	1,254
Amortization of restricted stock units	—	2	—	—	—	2
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at July 31, 2017 (Predecessor)	$4,712	166,867	(171,580)	(12,779)	14,941	2,161
Cancellation of Predecessor equity	(4,712)	(166,867)	171,580	12,779	(13,266)	(486)
Balance at July 31, 2017 (Predecessor)	$—	—	—	—	1,675	1,675

Issuance of Successor common stock and warrants	$18	1,055,391	—	—	—	1,055,409

Balance at August 1, 2017 (Successor)	$18	1,055,391	—	—	1,675	1,057,084
Total comprehensive loss	—	—	(15,693)	82	166	(15,445)
Issuance of common stock	3	(1)	—	—	—	2
Amortization of restricted stock units	—	1,173	—	—	—	1,173
Balance at September 30, 2017 (Successor)	$21	1,056,563	(15,693)	82	1,841	1,042,814

Balance at March 31, 2016 (Predecessor)	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(267,587)	423	1,321	(265,843)
Stock option activity	—	577	—	—	—	577
Cancellation of restricted stock awards	—	—	213	—	—	213
Amortization/cancellation of restricted stock units	—	2,262	—	—	—	2,262
Balance at September 30, 2016 (Predecessor)	$4,707	169,443	1,867,701	(6,443)	7,355	2,042,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

As previously reported, on July 17, 2017, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued its written order confirming the company’s consensual prepackaged Plan of Reorganization that had been filed with the Bankruptcy Court on May 17, 2017 (the “Petition Date”) in connection with the filing by the company and certain of its subsidiaries (the “Debtors”) of a petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. On July 31, 2017, the company and its affiliated Chapter 11 Debtors emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”), that was confirmed on July 17, 2017 by the Bankruptcy Court. Refer to Note (2) for further details on the company's Chapter 11 bankruptcy and emergence.

Upon emergence from the chapter 11 bankruptcy, the company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) No. 852, "Reorganizations" (ASC 852), which resulted in the company becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, the company's assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, the company's unaudited condensed consolidated financial statements subsequent to July 31, 2017 are not comparable to its unaudited condensed consolidated financial statements on and prior to July 31, 2017. Refer to Note 3, "Fresh-start Accounting," for further details on the impact of fresh-start accounting on the company's unaudited condensed consolidated financial statements.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

The company made certain reclassifications to predecessor amounts to conform to the successor presentation related to a modification to the company’s reportable segments (refer to Note 14). These reclassifications did not have a material effect on the condensed consolidated statements of earnings, balance sheets or cash flows.

Concurrent with emergence from the Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking which are not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements which either extend the vessel’s useful life or increase the vessels functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Upon emergence from the Chapter 11 bankruptcy the Successor Company, to better reflect the current offshore supply vessel market, changed the estimated useful lives for vessels having 25 year useful lives to 20 years. Additionally, assumed salvage values for vessels at the end of such vessels’ estimated useful life were changed from 10% of original cost at year 25 to not more than 7.5% of original cost at year 20.

(2)CHAPTER 11 PROCEEDINGS AND EMERGENCE

During the bankruptcy proceedings from the Petition Date to the Effective Date, the Debtors operated as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The company operated in the ordinary course of business pursuant to motions filed by the Debtors and granted by the Bankruptcy Court.

Upon emergence of the company from bankruptcy:

•

The lenders under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of senior notes, and the lessors from whom the company leased 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an exercise price of $57.06 per share, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an exercise price of $62.28 per share. The Series A Warrants are exercisable for 2.4 million shares of common stock while the Series B Warrants are exercisable for 2.6 million shares of common stock. The Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. If, during the six-month period immediately preceding the Series A and Series B Warrants’ termination date, a non-U.S. Citizen is precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor Warrants, with one such warrant being issued for each share of common stock that the Series A or Series B Warrants were otherwise convertible into.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that was otherwise issuable to the allowed General Unsecured Creditors was adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Plan required that, at the time the company emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the Warrant Agreement between the company and the warrant agent regarding the New Creditor Warrants designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 22%. The company has established, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, were paid in full in the ordinary course of business (except as otherwise agreed among the parties).

As of the Effective Date, the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, New Creditor Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims was withheld from the cash, New Creditor Warrants and New Secured Notes distributed to holders of allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims were resolved for less than the amount withheld, the remainder was distributed to holders of allowed General Unsecured Claims pro rata. Included in liabilities subject to compromise as of July 31, 2017 (Predecessor) is $260.2 million related to the claims of the Sale Leaseback Parties. As of September 30, 2017 (Successor), five claims had been settled for an aggregate $166.1 million and one claim, which had been reserved for at a maximum amount of $94.1 million, remained outstanding.

(3)	FRESH-START ACCOUNTING

Upon the company's emergence from Chapter 11 bankruptcy, the company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) holders of existing shares of the Predecessor immediately before the Plan Effective Date received less than 50 percent of the voting shares of the Successor entity and (ii) the reorganization value of the Successor was less than its post-petition liabilities and estimated allowed claims immediately before the Plan Effective Date.

Refer to Note 2, "Chapter 11 Proceedings and Emergence" for the terms of the Plan. Fresh-start accounting requires the company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The new entity is referred to as "Successor”. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the company’s consolidated financial statements and resulted in the company becoming a new entity for financial reporting purposes.  As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

As part of fresh-start accounting, the company was required to determine the Reorganization Value of the Successor upon emergence from the Chapter 11 proceedings. Reorganization Value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair values of the Successor’s assets were determined with the assistance of a third party valuation expert. The Reorganization Value was allocated to the company's individual assets and liabilities based on their estimated fair values.

Enterprise value, which is the basis for deriving Reorganization Value, represents the estimated fair value of an entity’s capital structure which generally consists of long term debt and shareholders’ equity. The Successor’s enterprise value was $1.050 billion, which is the mid-point of the range included in the disclosure statement of the Plan of $850 million to $1.250 billion. This enterprise value was the basis for deriving equity value of $1.055 billion, which is within the range of $743 million to $1.143 billion also included in the disclosure statement of the Plan. Fair values are inherently subject to significant uncertainties and contingencies beyond the company’s control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of the company’s common stock subsequent to its emergence from bankruptcy may differ materially from the equity valuation derived for accounting purposes.

For purposes of estimating the fair value of the company's vessels the company used a combination of the discounted cash flow method (income approach) using a weighted average cost of capital of 12%, the guideline public company method (market approach) and vessel specific liquidation value analyses.  In estimating the fair value of the other property and equipment, the company used a combination of asset, income, and market-based approaches.

See further discussion below in the "Fresh-start accounting adjustments" for the specific assumptions used in the valuation of the company's various other assets and liabilities.

Although the company believes the assumptions and estimates used to develop Enterprise Value and Reorganization Value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment.

The following table reconciles the company’s Enterprise Value to the estimated fair value of the Successor’s common stock as of July 31, 2017:

(In thousands)	July 31, 2017
Enterprise Value	$1,050,000
Add: Cash and cash equivalents	560,866
Less: Amounts due to General Unsecured Creditors	(102,193)
Less: Fair value of debt	(451,589)
Less: Fair value of New Creditor, Series A and B warrants	(299,045)
Less: Fair value of noncontrolling interests	(1,675)
Fair Value of Successor common stock	$756,364

The following table reconciles the company’s Enterprise Value to its Reorganization Value as of July 31, 2017:

July 31, 2017
Enterprise Value	$1,050,000
Add: Cash and cash equivalents	560,866
Less: Amounts payable to General Unsecured Creditors	(102,193)
Add: Other working capital liabilities	425,962
Reorganization value of Successor assets	$1,934,635

Condensed Consolidated Balance Sheet

The following presents the effects on the company's unaudited condensed consolidated balance sheet due to the reorganization and fresh-start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the company's assumptions and methods used to determine fair value for its assets and liabilities.

(Unaudited, In thousands)	As of July 31, 2017
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$683,673	(122,807)	(1)	-		560,866
Trade and other receivables, net	116,976	-		(480)	(10)	116,496
Due from affiliate	252,393	-		-		252,393
Marine operating supplies	30,495	-		1,594	(11)	32,089
Other current assets	33,243	(12,438)	(2)	(278)	(12)	20,527
Total current assets	1,116,780	(135,245)		836		982,371
Investments in, at equity, and advances to unconsolidated companies	49,367	-		(24,683)	(13)	24,684
Net properties and equipment	2,625,848	-		(1,744,672)	(14)	881,176
Other assets	92,674	-		(46,270)	(15)	46,404
Total assets	$3,884,669	(135,245)		(1,814,789)		1,934,635

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$39,757	-		-		39,757
Accrued expenses	71,824	-		(160)	(16)	71,664
Due to affiliate	123,899	-		-		123,899
Accrued property and liability losses	2,761	-		-		2,761
Current portion of long-term debt	10,409	(5,204)	(3)	-		5,205
Other current liabilities	20,483	102,193	(4)	(963)	(17)	121,713
Total current liabilities	269,133	96,989		(1,123)		364,999
Long-term debt	80,233	355,204	(5)	10,946	(18)	446,383
Deferred income taxes	-	-		-		-
Accrued property and liability losses	2,789	-		-		2,789
Other liabilities and deferred credits	67,487	-		(4,107)	(17)	63,380
Liabilities subject to compromise	2,326,122	(2,326,122)	(6)	-		-
Total liabilities	2,745,764	(1,873,929)		5,716		877,551

Commitments and Contingencies

Equity:						-
Common stock (Predecessor)	4,712	(4,712)	(7)	-		-
Additional paid-in capital (Predecessor)	166,867	(166,867)	(7)	-		-
Common stock (Successor)	-	18	(8)	-		18
Additional paid-in capital (Successor)	-	1,055,391	(8)	-		1,055,391
Retained earnings	965,164	854,854	(9)	(1,820,018)	(19)	-
Accumulated other comprehensive loss	(12,779)	-		12,779	(20)	-
Total stockholders' equity	1,123,964	1,738,684		(1,807,239)		1,055,409
Noncontrolling interests	14,941	-		(13,266)	(21)	1,675
Total equity	1,138,905	1,738,684		(1,820,505)		1,057,084
Total liabilities and equity	$3,884,669	(135,245)		(1,814,789)		1,934,635

Reorganization Adjustments

(1)	The table below reconciles cash payments and amounts payable as of July 31, 2017 to the terms of the Plan described in Note (2) of Notes to Condensed Consolidated Financial Statements.

(In thousands)
Payment made to holders of General Unsecured Claims upon emergence	$122,807
Amounts payable to holders of General Unsecured Claims at July 31, 2017	102,193
Total payments pursuant to the Plan	$225,000

Based on the terms contemplated in the Plan, the company would have had $458.7 million of cash million upon emergence subsequent to the full payment of the $225 million.

(2)	Represents the recognition of expenses paid prior to the emergence date of $12.4 million for Plan support and other reorganization-related professional fees.

(3)	Reflects the reclassification from current to long-term of $5.2 million of Troms Offshore debt, consistent with the terms of the amended Troms Offshore credit agreement.

(4)	Reflects the establishment of a liability related to the unpaid pro rata cash distribution to the General Unsecured Claims.

(5)

Reflects the issuance of the $350 million New Secured Notes to the General Unsecured Creditors as provided for in the Plan and the reclassification from current to long-term of $5.2 million of Troms Offshore debt (see (3) above).

(6)	Gain on settlement of liabilities subject to compromise is as follows:

(In thousands)
Revolving Credit Facility	$(600,000)
Term Loan Facility	(300,000)
September 2013 senior unsecured notes	(500,000)
August 2011 senior unsecured notes	(165,000)
September 2010 senior unsecured notes	(382,500)
Accrued interest payable	(23,736)
Make-whole provision - Senior notes	(94,726)
Lessor claims - sale leaseback agreements	(260,160)
Total liabilities subject to compromise	$(2,326,122)
Fair value of equity and warrants issued to General Unsecured Creditors	983,482
Issuance of 8% New Secured Notes	350,000
Cash payment to General Unsecured Creditors	122,807
Amounts payable to General Unsecured Creditors	102,193
Gain on settlement of Liabilities subject to compromise	$(767,640)

(7)	Reflects the cancellation of Predecessor's equity to retained earnings.

(8)

Represents the issuance of Successor equity. The Successor issued approximately 18.5 million shares of New Common Stock including approximately 17.0 million shares of New Common Stock to General Unsecured Creditors and 1.5 million to holders of Predecessor stock. Approximately 7.7 million New Creditor Warrants were issued upon emergence to the General Unsecured Creditors and approximately 3.9 million New Creditor Warrants were reserved for with respect to the unresolved sale leaseback claims.  Additionally, 2.4 million Series A Warrants and 2.6 million Series B Warrants were issued to the holders of Predecessor stock with exercise prices of $57.06 and $62.28, respectively. Based on a Black-Scholes-Merton valuation and an estimated fair value of the underlying New Common Stock of $25 per share, the value of each New Creditor Warrant was estimated at $25, the value of each Series A Warrant was estimated at $2.27 and the value of each Series B Warrant was estimated at $1.88.

The table below reflects the components of Additional paid-in capital (Successor) upon emergence:

(In thousands)
Additional paid-in capital attributable to common shares	$756,346
Series A Warrants (2,432,432 Warrants at $1.88 per warrant)	5,510
Series B Warrants (2,629,657 Warrants at $2.27 per warrant)	4,945
Issued Creditor Warrants (7,684,453 Warrants at $25 per warrant)	192,108
Reserved Creditor Warrants (3,859,361 Warrants at $25 per warrant)	96,482
Fair Value of Successor additional paid-in capital	$1,055,391

(9)	Reflects the cumulative effect of the reorganization adjustments discussed above.

Fresh-start Accounting Adjustments

(10)	Represents fair value adjustments on outstanding warranty claims.

(11)	Reflects the adjustment to record fuel inventory held as marine and operating supplies at fair value.

(12)	Reflects adjustments to deferred tax items as a result of the change in vessel values from the application of fresh-start accounting.

(13)	Reflects the adjustment to decrease the carrying value of the company's equity method investments to their estimated fair values which were determined using a discounted cash flow analysis.

(14)

In estimating the fair value of the vessels and related equipment, the company used a combination of discounted cash flow method (income approach), the guideline public company method (market approach) and vessel specific liquidation value analyses.  A discount rate of 12% was used for the discounted cash flow method. In estimating the fair value of the other property and equipment, the company used a combination of asset, income, and market-based approaches.

(15)

Reflects fair value adjustments of (i) $41.7 million to reduce the carrying value of a vessel under construction that is currently the subject of an arbitration proceeding in the United States and (ii) $3.8 million to reduce the carrying value of a receivable related to a vessel under construction in Brazil, which is also the subject of pending arbitration (the carrying value of receivable after such fair value adjustment is approximately $1.8 million).  Also reflects adjustments to deferred tax items of $0.8 million as a result of the change in vessel values from the application of fresh-start accounting.

(16)	Reflects the write-off of deferred rent liabilities and an increase in a market-value based fuel related liabilities in Brazil.

(17)

Reflects the write-off of $1.3 million of accrued losses in excess of investment related to an unconsolidated subsidiary, an unrecognized deferred gain on the sale of a vessel to an unconsolidated subsidiary of $3.8 million, $0.4 million of which was reflected as current and adjustments to deferred tax items as a result of the change in vessel values from the application of fresh-start accounting of which $0.9 million is current and $1.3 million is long-term. Offsetting these items is the recognition of an intangible liability of approximately $2.1 million, $0.4 million of which is recorded as current, to adjust the company's office lease contracts to fair value as of July 31, 2017.  The intangible liability will be amortized over the remaining life of the contracts through 2023.

(18)

Reflects a $15.4 million premium recorded in relation to the $350 million New Secured Notes, an aggregate $5.4 million discount recorded in relation to the modified Troms Offshore borrowings, and the write-off of historical unamortized debt issuance costs related to the Troms Offshore borrowings of $0.9 million.

(19)	Reflects the cumulative effects of the fresh-start accounting adjustments.

(20)	Represents the elimination of Predecessor accumulated other comprehensive loss.

(21)	Reflects a $13.3 million adjustment to decrease the carrying value of the noncontrolling interests to the estimated fair value.

(4)	REORGANIZATION ITEMS

ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. The company uses “Reorganization items” on its condensed consolidated statements of earnings (loss) to reflect the revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following tables summarize the components included in “Reorganization items”:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017
	through	through
(In thousands)	September 30, 2017	July 31, 2017
Gain on settlement of liabilities subject to compromise	$—	(767,640)
Fresh start adjustments	—	1,820,018
Debt, sale leaseback and other reorganization items	1,244	8,493
Reorganization-related professional fees	636	22,858
(Gain) loss on reorganization items	$1,880	1,083,729

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands)	September 30, 2017	July 31, 2017
Gain on settlement of liabilities subject to compromise	$—	(767,640)
Fresh start adjustments	—	1,820,018
Debt, sale leaseback and other reorganization items	1,244	316,504
Reorganization-related professional fees	636	28,023
(Gain) loss on reorganization items	$1,880	1,396,905

(5)	STOCKHOLDERS' EQUITY

Common Stock and Warrants

In connection with the Plan of Reorganization, Successor issued approximately 18.5 million shares of New Common Stock (approximately 17.0 million shares to General Unsecured Creditors and 1.5 million shares to holders of Predecessor stock), 7.7 million New Creditor Warrants (to General Unsecured Creditors), 2.4 million Series A Warrants (to holders of Predecessor stock), and 2.6 million Series B Warrants (to holders of Predecessor stock). The Successor also reserved for future issuance approximately 3.9 million New Creditor Warrants in respect of the unresolved sale/leaseback claims, with the remaining balance, if any, of such New Creditor Warrants following the resolution of such sale/leaseback claims to be distributed to holders of allowed General Unsecured Claims pro rata.

The shares of New Common Stock have a par value of $0.001 and are subject to dilution by (i) issuance of up to 3.9 million shares of New Common Stock upon exercise of New Creditor Warrants (with an exercise price of $0.001 per share), (ii) issuance of up to 3.0 million shares of New Common Stock reserved for issuance under the management incentive plan, (iii) issuance of up to 2.4 million shares of New Common Stock upon exercise of the Series A Warrants (with an exercise price of $57.06 per share) and (iv) issuance of up to 2.6 million shares of New Common Stock upon exercise of the Series B Warrants (with an exercise price of $62.28 per share). New Creditor Warrants are exercisable for up to 25 years from the issuance date. The Series A Warrants and Series B Warrants are each exercisable for up to six years from the issuance date.

Based on a Black-Scholes-Merton valuation and an estimated value of the underlying New Common Stock of $25 per share, the value of each New Creditor Warrant was estimated at $25, the value of each Series A Warrant was estimated at $2.27 and the value of each Series B Warrant was estimated at $1.88.

The company allocated $288.6 million, $5.5 million and $4.9 million of Enterprise Value to the New Creditor Warrants, Series A and Series B warrants, respectively.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

	Successor
	Period from August 1, 2017 through September 30, 2017
	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance
(in thousands)	7/31/17	in OCI	net income	OCI	9/30/17
Available for sale securities	$—	7	75	82	82
Total	$—	7	75	82	82

	Predecessor
	Period from July 1, 2017 through July 31, 2017					Period from April 1, 2017 through July 31, 2017
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	6/30/17	in OCI	net income	OCI	7/31/17	3/31/17	in OCI	net income	OCI	7/31/17
Available for sale securities	$(9)	51	26	77	68	(95)	57	106	163	68
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(438)	(2,598)	—	(2,598)	(3,036)	(438)	(2,598)	—	(2,598)	(3,036)
Total	$(10,258)	(2,547)	26	(2,521)	(12,779)	(10,344)	(2,541)	106	(2,435)	(12,779)

	Predecessor
	For the three months ended September 30, 2016					For the six months ended September 30, 2016
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	6/30/16	in OCI	net income	OCI	9/30/16	3/31/16	in OCI	net income	OCI	9/30/16
Available for sale securities	$(47)	79	40	119	72	(208)	138	142	280	72
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	4,683	—	—	—	4,683	4,683	—	—	—	4,683
Interest rate swaps	(1,459)	—	72	72	(1,387)	(1,530)	—	143	143	(1,387)
Total	$(6,634)	79	112	191	(6,443)	(6,866)	138	285	423	(6,443)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended	Affected line item in the condensed
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016	consolidated statements of income
Realized gains on available for sale securities	$75	26	40	Interest income and other, net
Interest rate swap	—	—	72	Interest and other debt costs
Total pre-tax amounts	75	26	112
Tax effect	—	—	—
Total gains for the period, net of tax	$75	26	112

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended	Affected line item in the condensed
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016	consolidated statements of income
Realized gains on available for sale securities	$75	106	142	Interest income and other, net
Interest rate swap	—	—	143	Interest and other debt costs
Total pre-tax amounts	75	106	285
Tax effect	—	—	—
Total gains for the period, net of tax	$75	106	285

(6)	INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the period of August 1, 2017 through September 30, 2017 (Successor) and period April 1, 2017 through July 31, 2017 (Predecessor).

Income tax expense for the period of August 1, 2017 through September 30, 2017 (Successor) and period April 1, 2017 through July 31, 2017 (Predecessor) reflect tax liabilities in various jurisdictions that are based on revenue (deemed profit regimes) rather than pre-tax profits.

The company’s balance sheet at September 30, 2017 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

Successor
September 30,
(In thousands)	2017
Tax liabilities for uncertain tax positions	$21,058
Income tax payable	11,573

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2017, are as follows:

Successor
September 30,
(In thousands)	2017
Unrecognized tax benefit related to state tax issues	$12,367
Interest receivable on unrecognized tax benefit related to state tax issues	52

As of March 31, 2017, the company’s balance sheet reflected approximately $5.5 million of net deferred tax liabilities.  At September 30, 2017, the company had net deferred tax assets of approximately $39.9 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $39.9 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections and tax planning strategies, are given additional weight.

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the period from August 1, 2017 through September 30, 2017 (Successor) and the period from April 1, 2017 through July 31, 2017 (Predecessor). The company currently does not expect to contribute to the pension plan during the period October 1, 2017 to December 31, 2017. The company contributed $3.0 million to the pension plan during the quarter and six-month period ended September 30, 2016.

Supplemental Executive Retirement Plan

In 1991, the company adopted a Supplemental Executive Retirement Plan (“SERP”) for certain employees. The SERP provides for retirement benefits payable in the form of a joint and survivor annuity, equivalent installments, or a lump sum. In general, the SERP provides pension benefits determined based on the average of the participant’s highest compensation for any consecutive five year period during the ten years immediately preceding retirement multiplied by the participant’s benefit service. The annuity is reduced by benefits paid or which would have been paid under the pension plan, or if not eligible for the pension plan, a hypothetical retirement benefit plan. A rabbi trust has been established to hold assets for the benefit of participants in the SERP. The rabbi trust assets are invested in a variety of marketable securities (but not the company’s stock) and recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the SERP was closed to new participants. The SERP is a non-qualified plan and, as such, the company is not required to make contributions to the SERP. The company contributed $0.1 million to the supplemental plan during the period from August 1, 2017 through September 30, 2017 (Successor) and did not contribute to the plan during the period from April 1, 2017 through July 31, 2017 (Predecessor). The company does not expect to contribute to the supplemental plan during the period October 1, 2017 to December 31, 2017. The company contributed approximately $0.1 million to the supplemental plan during the quarter and six-month period ended September 30, 2016,

On October 16, 2017, Tidewater Inc. (the “Company”) announced that Jeffrey M. Platt had resigned from his position as the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors (the “Board”), effective October 15, 2017. Larry T. Rigdon, one of the Company’s directors, will serve as the Company’s President and Chief Executive Officer on an interim basis, effective October 16, 2017.

As a result of Mr. Platt’s retirement, he is expected to receive in April 2018 an approximate $9.6 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss, which is currently estimated to be $0.5 million, will be recorded at the time of distribution.

Investments held in a Rabbi Trust are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2017 and March 31, 2017:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Investments held in Rabbi Trust	$8,846	8,759
Unrealized gain (losses) in fair value of trust assets	82	(95)
Unrealized losses in fair value of trust assets are net of income tax expense of	—	(223)
Obligations under the supplemental plan	30,631	29,108

To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

Postretirement Benefit Plan

The company provides limited post-retirement health care and life insurance benefits for certain U.S. employees. Costs of the plan are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through payments by the company as benefits are required.

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Pension Benefits:
Service cost	$203	99	254
Interest cost	624	328	941
Expected return on plan assets	(332)	(173)	(548)
Administrative expenses	2	1	2
Amortization of prior service cost	—	—	—
Recognized actuarial loss	—	187	446
Net periodic benefit cost	$497	442	1,095
Other Benefits:
Service cost	$12	6	20
Interest cost	30	16	50
Amortization of prior service cost	—	(232)	(1,086)
Recognized actuarial benefit	—	(83)	(285)
Net periodic benefit cost	$42	(293)	(1,301)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Pension Benefits:
Service cost	$203	393	506
Interest cost	624	1,313	1,882
Expected return on plan assets	(332)	(691)	(1,097)
Administrative expenses	2	3	4
Amortization of prior service cost	—	—	—
Recognized actuarial loss	—	748	892
Net periodic benefit cost	$497	1,766	2,187
Other Benefits:
Service cost	$12	23	40
Interest cost	30	64	100
Amortization of prior service cost	—	(927)	(2,172)
Recognized actuarial benefit	—	(335)	(570)
Net periodic benefit cost	$42	(1,175)	(2,602)

The company also has a defined benefit pension plan that covers certain Norway citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. The company contributed approximately 3.0 million NOK (approximately $0.4 million) to the Norway defined benefit pension plan during the period from April 1, 2017 through July 31, 2017 (Predecessor) and did not contribute to the plan during the period from August 1, 2017 through September 30, 2017 (Successor). The company contributed approximately 3.4 million NOK (approximately $0.5 million) to the Norway defined benefit pension plan during the six-month period ended September 30, 2016. The company currently does not expect to contribute to the Norway pension plan during the period October 1, 2017 to December 31, 2017. The preceding net periodic benefit cost table includes the Norway pension plan.

(8)INDEBTEDNESS

The following is a summary of all debt outstanding at September 30, 2017 and March 31, 2017:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Term loan (A)	$—	300,000
Revolving line of credit (A) (B)	—	600,000
September 2013 senior unsecured notes (A)	—	500,000
August 2011 senior unsecured notes (A)	—	165,000
September 2010 senior unsecured notes (A)	—	382,500
New secured notes (A)	350,000	—
New secured notes - premium	14,987	—
Troms Offshore borrowings:
May 2015 notes (C)	26,115	27,421
May 2015 notes - discount	(1,927)	—
March 2015 notes (C)	23,345	24,573
March 2015 notes - discount	(1,755)	—
January 2014 notes (C) (D)	26,687	26,167
January 2014 notes - discount	(1,707)	—
May 2012 notes (C) (D)	14,980	14,864
May 2012 notes - premium	126	—
	450,851	2,040,525
Less: Deferred debt issue costs	—	6,401
Less: Current portion of long-term debt	5,174	2,034,124
Total long-term debt	$445,677	—

(A)

As of September 30, 2017 the fair value (Level 2) of the New Secured Notes was $357.7 million. As of March 31, 2017 the aggregate fair value (Level 2) of the term loan, revolver and senior notes was $1.1 billion.

(B)	The revolver was fully drawn at March 31, 2017.

(C)

Notes require semi-annual principal and interest payments.  As of September 30, 2017 and March 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $90.9 million and $92.9 million, respectively.

(D)	Notes are denominated in Norwegian kroner (NOK)

New Secured Notes

On July 31, 2017, pursuant to the terms of the Plan, the company entered into an indenture (the “Indenture”) by and among the company, the wholly-owned subsidiaries named as guarantors therein (the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), and issued $350 million aggregate principal amount of the company’s new 8.00% Senior Secured Notes due 2022 (the “New Secured Notes”).

The New Secured Notes will mature on August 1, 2022. Interest on the New Secured Notes will accrue at a rate of 8.00% per annum payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year in cash, beginning November 1, 2017. The New Secured Notes are secured by substantially all of the assets of the company and its Guarantors.

The New Secured Notes have minimum interest coverage requirement (EBITDA/Interest), for which compliance will first be measured for the twelve months ending June 30, 2019. Minimum liquidity requirements and other covenants are set forth in the Indenture.  The Indenture also contains certain customary events of default.

Until terminated under the circumstances described in this paragraph, the New Secured Notes and the guarantees by the Guarantors will be secured by the Collateral (as defined in the Indenture) pursuant to the terms of the Indenture and the related security documents. The Trustee’s liens upon the Collateral and the right of the holders of the New Secured Notes to the benefits and proceeds of the Trustee’s liens on the Collateral will terminate and be discharged in certain circumstances described in the Indenture, including: (i) upon satisfaction and discharge of the Indenture in accordance with the terms thereof; or (ii) as to any Collateral of the company or the Guarantors that is sold, transferred or otherwise disposed of by the company or the Guarantors in a transaction or other circumstance that complies with the terms of the Indenture, at the time of such sale, transfer or other disposition.

The company is obligated to offer to holders of the New Secured Notes under the Indenture to repurchase the New Secured Notes at par in amounts of up to 100% of asset sale proceeds depending upon the types of assets sold as defined in the Indenture.

Modifications to Troms Offshore Borrowings

Concurrent with the July 31, 2017 Effective Date of the Plan, the Troms Offshore credit agreement was amended and restated to (i) reduce by 50% the required principal payments due from the Effective Date through March 31, 2019, (ii) modestly increase the interest rates on amounts outstanding through April 2023, and (iii) provide for security and additional guarantees, including (a) mortgages on six vessels and related assignments of earnings and insurances, (b) share pledges by Troms Offshore and certain subsidiaries of Troms Offshore, and (c) guarantees by certain subsidiaries of Troms Offshore.

The Troms Offshore borrowings continue to require semi-annual principal payments and bear interest at fixed rates based, in part, on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio. As of September 30, 2017, the weighted average interest rate of the four tranches of Troms Offshore borrowings was 5.01%.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Interest and debt costs incurred, net of interest capitalized	$5,240	574	18,477
Interest costs capitalized	—	—	1,101
Total interest and debt costs	$5,240	574	19,578

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Interest and debt costs incurred, net of interest capitalized	$5,240	11,179	35,431
Interest costs capitalized	—	—	2,494
Total interest and debt costs	$5,240	11,179	37,925

The company recognized interest expense incurred subsequent to its Chapter 11 filing date only to the extent that such interest was paid during the proceedings or that it was an allowed claim.  Accrued interest on the term loan, revolving line of credit and senior notes subsequent to the Petition Date was not an allowed claim in the Plan; therefore, the company did not record interest expense subsequent to that date. Had the term loan, revolving line of credit and senior notes not been compromised by the Plan, interest expense from April 1, 2017 through the Effective Date of July 31, 2017 would have been approximately $27 million.

(9)	LOSS PER SHARE

The components of basic and diluted loss per share are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands, except share and per share data)	September 30, 2017	July 31, 2017	September 30, 2016
Net loss available to common shareholders	$(15,693)	(1,122,475)	(178,490)
Weighted average outstanding shares of common stock, basic (A)	19,389,031	47,121,407	47,067,864
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—
Weighted average shares of common stock and equivalents	19,389,031	47,121,407	47,067,864

Loss per share, basic (B)	$(0.81)	(23.82)	(3.79)
Loss per share, diluted (C)	$(0.81)	(23.82)	(3.79)
Additional information:
Antidilutive incremental options, warrants, and restricted stock awards and units	15,513,573	—	525,161

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands, except share and per share data)	September 30, 2017	July 31, 2017	September 30, 2016
Net loss available to common shareholders	$(15,693)	(1,646,909)	(267,587)
Weighted average outstanding shares of common stock, basic (A)	19,389,031	47,121,330	47,067,790
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—
Weighted average shares of common stock and equivalents	19,389,031	47,121,330	47,067,790

Loss per share, basic (B)	$(0.81)	(34.95)	(5.69)
Loss per share, diluted (C)	$(0.81)	(34.95)	(5.69)
Additional information:
Antidilutive incremental options, warrants, and restricted stock awards and units	15,513,573	—	508,989

(A)	Basic weighted average shares outstanding includes 410,262 shares issuable upon the exercise of Creditor Warrants held by U.S citizens at September 30, 2017 (Successor).

(B)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.

(C)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average shares of common stock and equivalents”.

The company’s common stock and antidilutive options and restricted stock awards and units were cancelled on
July 31, 2017 in connection with emergence from bankruptcy.

(10)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The company has $5.5 million in unfunded capital commitments associated with the one 5,400 deadweight ton (DWT) deepwater platform supply vessel (PSV) under construction at September 30, 2017. The total cost of the new-build vessel includes contract costs and other incidental costs.

During the quarter ended March 31, 2017, the company rejected the delivery of a PSV under construction and withheld the final contractual milestone payment for failure of the vessel to meet certain significant contract specifications.  Thereafter, the company delivered a formal notice of default to the shipyard demanding a cure of the deficiencies, after which the shipyard declared the company in default for refusing to accept delivery. Subsequently, the company submitted a demand to the shipyard seeking a refund of all amounts paid by the company to date, totaling approximately $43 million plus accrued contractual interest.  In March 2017, the shipyard filed a notice of arbitration alleging breach of contract with respect to the company’s rejection of the PSV and anticipatory breach of contract based on the company’s anticipated rejection of a second PSV under construction. Through this arbitration, the shipyard is seeking an order requiring the company to take delivery of both vessels and to reimburse the shipyard for certain costs incurred by the shipyard.  The company, on the other hand, is seeking the full refund referenced above or, in the alternative, a substantial reduction in the price of the rejected vessel.   Approximately $48.7 million of accumulated costs for the rejected vessel have been reclassified from construction in progress to other assets and it is not included in our vessel count. The shipyard has also informed the company that the construction of a second PSV has been suspended and may not be tendered for delivery given the ongoing dispute. Accordingly, the expected delivery date is not known. Subsequent to September 30, 2017, the parties have engaged in settlement negotiations to resolve all outstanding disputes related to both vessels. Given that these negotiations are ongoing, however, it is not known at this time whether the disputes will be ultimately resolved. Pending these negotiations, the parties have asked a newly appointed arbitration panel to suspend its activities. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, a valuation analysis was performed on these vessels in their current state. As of September 30, 2017 these vessels are valued at $ 7.0 million each.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration.  During 2016 the company reclassified the remaining accumulated costs of $5.6 million from construction in progress to other assets as an insurance receivable. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017 a valuation analysis was performed to assess the likelihood and extent of the recovery of the disputed amount and as a result, the remaining insurance receivable has been valued at $1.8 million as of July 31, 2017 and September 30, 2017.

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

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused in three areas: reducing the net receivable balance due the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law, for services provided by the company to be paid for directly in U.S. dollars. The company’s efforts to respond to these challenges continue.

Amounts due from Sonatide (due from affiliate in the consolidated balance sheets) at September 30, 2017 and March 31, 2017 of approximately $245 million and $263 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide that are reimbursable by Sonatide or offsettable against costs incurred by Sonatide on behalf of the Company. Approximately $39 million of the balance at September 30, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $91 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $113 million of amounts due from the company to Sonatide, including $34 million in commissions payable by the company to Sonatide, with the balance related to costs incurred by Sonatide on behalf of the company.

For the period from April 1, 2017 through July 31, 2017, the company collected (primarily through Sonatide) approximately $22 million from its Angolan operations. Of the $22 million collected, approximately $19 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $3 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $21 million during the period from April 1, 2017 through July 31, 2017 through netting transactions based on an agreement with the joint venture.

For the period from August 1, 2017 through September 30, 2017, the company collected (primarily through Sonatide) approximately $9 million from its Angolan operations. Of the $9 million collected, approximately $8 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $1 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $12 million during the period from August 1, 2017 through September 30, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at September 30, 2017 and March 31, 2017 of approximately $113 million and $133 million, respectively, represent amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the period from April 1, 2017 through July 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $34 million, or 23%, of its consolidated vessel revenue, from an average of approximately 50 company-owned vessels that are marketed through the Sonatide joint venture (21 of which were stacked on average during the period from April 1, 2017 through July 31, 2017). For the period from August 1, 2017 through September 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $14 million, or 20%, of its consolidated vessel revenue, from an average of approximately 44 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through September 30, 2017).  For the six months ended September 30, 2016, the company’s Angolan operations generated vessel revenues of approximately $71.4 million, or 24%, of consolidated vessel revenue, from an average of approximately 59 company-owned vessels (17 of which were stacked on average during the six months ended September 30, 2016).

Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of September 30, 2017 and March 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $24 million and $45 million, respectively. As a result of fresh-start accounting the company’s investment in Sonatide was assigned a fair value based on the discounted cash flows of Sonatide’s operations. This resulted in a difference between the carrying value of the company’s investment balance and the company’s share of the net assets of the joint venture companies as of July 31, 2017 of $27.9 million which will be amortized over ten years.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the period from April 1, 2017 through July 31, 2017, during the period from August 1, 2017 through September 30, 2017, and year ended March 31, 2017 has resulted in a net four, one and 22 vessels transferred out of Angola, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $49 million as of September 30, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of September 30, 2017). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.9 million as of September 30, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.5 million as of September 30, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $38.6 million as of September 30, 2017) of the original 155 million Brazilian reais of fines are now formally resolved in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

In early 2015, the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. With respect to certain of our amended vessel repair entries, CBP has advised us that it is contemplating the assessment of civil penalties and interest for alleged violations of the vessel repair statute. In accordance with CBP regulations, we are protesting the assessment of civil penalties and interest and are requesting mitigation of those civil penalties. We anticipate that CBP will seek to impose additional vessel repair duty, civil penalties and interest pending its review of our other amended filings, and we will continue to protest any such determinations in accordance with CBP’s guidelines. Therefore, the final amount of vessel repair duty and/or civil penalties and interest associated with amending various vessel repair entries is not known at this time.

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

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($16.6 million as of September 30, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $55.5 million as of September 30, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding.

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

The following table provides the fair value hierarchy for the SERP assets measured at fair value as of September 30, 2017:

	Successor
			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,181	5,181	—	—	—
Debt securities	3,404	851	853	—	1,700
Cash and cash equivalents	221	15	152	—	54
Total	$8,806	6,047	1,005	—	1,754
Other pending transactions	39	39	—	—	—
Total fair value of plan assets	$8,845	6,086	1,005	—	1,754

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2017:

	Predecessor
			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,176	5,176	—	—	—
Debt securities	3,261	832	781	—	1,648
Cash and cash equivalents	323	15	236	—	72
Total	$8,760	6,023	1,017	—	1,720
Other pending transactions	—	—	—	—	—
Total fair value of plan assets	$8,760	6,023	1,017	—	1,720

Other Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

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

The company had 44 outstanding spot contracts at September 30, 2017, which had a notional value of $1.9 million and settled October 2, 2017. The company had six foreign exchange spot contracts outstanding at March 31, 2017, which had a notional value of $1.5 million and settled April 4, 2017.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2017:

	Successor
			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$416,002	416,002	—	—
Total fair value of assets	$416,002	416,002	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2017:

	Predecessor
			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$664,412	664,412	—	—
Total fair value of assets	$664,412	664,412	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (16).

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets at September 30, 2017 and March 31, 2017 is as follows:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Deposits	$1,944	3,057
Reorganization related retainer payments	1,028	3,938
Prepaid expenses	11,841	11,414
	$14,813	18,409

A summary of net properties and equipment at September 30, 2017 and March 31, 2017 is as follows:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Properties and equipment:
Vessels and related equipment	$854,403	3,407,760
Other properties and equipment	22,424	69,670
	876,827	3,477,430
Less accumulated depreciation and amortization	8,138	612,668
Net properties and equipment	$868,689	2,864,762

A summary of other assets at September 30, 2017 and March 31, 2017 is as follows:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Recoverable insurance losses	$2,540	10,142
Deferred income tax assets	—	39,134
Savings plans and SERP	15,174	14,835
Accumulated costs of rejected vessel (A)	7,007	48,382
Restricted cash and long-term deposits	15,761	15,162
Other	6,363	11,880
	$46,845	139,535

(A)	Refer to Note (10) of Notes to Condensed Consolidated Financial Statements for additional information regarding the vessel rejected at the time of delivery.

A summary of accrued expenses at September 30, 2017 and March 31, 2017 is as follows:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Payroll and related payables	$10,079	10,465
Commissions payable (B)	2,139	2,143
Accrued vessel expenses	41,251	41,580
Accrued interest expense (C)	6,008	15,021
Other accrued expenses	1,638	8,912
	$61,115	78,121

(B)	Excludes $34.4 million and $34.7 million of commissions due to Sonatide at September 30, 2017 and March 31, 2017, respectively. These amounts are included in amounts due to affiliate.

(C)	Accrued interest as of September 30, 2017 reflects interest related to borrowings which were not considered liabilities subject to compromise.

A summary of other current liabilities at September 30, 2017 and March 31, 2017 is as follows: add undistributed cash

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Taxes payable	$22,080	23,497
Deferred gain on vessel sales - current (D)	—	23,798
Amounts payable to holders of General Unsecured Claims (E)	14,828	—
Other	1,133	1,134
	$38,041	48,429

(D)

Deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017, due to the company’s rejection of its lease contracts as part of the Chapter 11 proceedings. Refer to Note (4) Reorganization Items.

(E)	Amounts payable to holders of General Unsecured Claims will be paid upon the settlement of the final sale leaseback claims.

A summary of other liabilities and deferred credits at September 30, 2017 and March 31, 2017 is as follows:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Postretirement benefits liability	$4,290	4,394
Pension liabilities	42,981	40,339
Deferred gain on vessel sales (F)	—	88,923
Other	15,298	21,049
	$62,569	154,705

(F)

Deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017, due to the company’s rejection of its lease contracts as part of the Chapter 11 proceedings. Refer to Note (4) Reorganization Items.

(13)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs. This new guidance amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain specific types of cash receipts in the statement of cash flows with the intent of reducing diversity in practice. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this new guidance an entity recognizes all excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The company adopted this new guidance in the quarter ended June 30, 2017. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires additional disclosures and reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. Additionally, the company’s vessel contracts may contain a lease component and if so the company would then recognize a portion of its revenue related to that contract as lease revenue. Non-lease components will be recognized in accordance with ASU 2014-09. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The company expects to use the modified retrospective approach for adoption and is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. No prior periods would be retrospectively adjusted. The company adopted this new guidance in the quarter ended June 30, 2017. Prior periods were not retrospectively adjusted. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue standard will be effective for the company beginning on January 1, 2018. Based on the criteria of ASU 2016-02, the company’s vessel charter contracts may contain a lease component and if so, revenue recognition of that portion of the contract would be accounted for as lease revenue while any service components of the contract would be accounted for under ASU 2014-09. The standard requires additional disclosures and the company plans to use the modified retrospective approach for adopting this standard and will recognize a cumulative catch up adjustment to retained earnings for open contracts as of January 1, 2018. Under this new standard the company plans to account for integrated services as a single performance obligation and does not anticipate any significant changes in the pattern of revenue recognition as dayrate-based revenue will continue to be recognized when services are performed. The company is evaluating the impact of the implementation of this new guidance on its consolidated financial statements and disclosures.

(14)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following tables provide a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

In conjunction with the company’s emergence from bankruptcy on July 31, 2017 the company combined operations in its legacy Middle East and Asia/Pacific segments into a single Middle East/Asia Pacific segment.  The company’s Americas and Africa/Europe segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. The Predecessor period from April 1, 2017 through July 31, 2017, and the three and six month periods ended September 30, 2016 have been recast to conform to the new segment alignment.

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Revenues:
Vessel revenues:
Americas	$17,449	8,961	53,125
Middle East/Asia Pacific	16,669	8,547	29,584
Africa/Europe	36,453	16,832	56,652
	70,571	34,340	139,361
Other operating revenues	3,729	1,923	4,361
	$74,300	36,263	143,722

Vessel operating profit (loss):
Americas	$(2,651)	(6,850)	(1,177)
Middle East/Asia Pacific	944	(118)	(5,171)
Africa/Europe	(24)	(8,571)	(14,072)
	(1,731)	(15,539)	(20,420)
Other operating profit (loss)	809	821	(1,012)
	(922)	(14,718)	(21,432)

Corporate general and administrative expenses	(4,797)	(2,840)	(10,006)
Corporate depreciation	(67)	(163)	(597)
Corporate expenses	(4,864)	(3,003)	(10,603)

Gain on asset dispositions, net	4	372	6,253
Asset impairments (A)	—	(21,325)	(129,562)
Operating loss	$(5,782)	(38,674)	(155,344)
Foreign exchange loss	(58)	(2,024)	(2,539)
Equity in net earnings of unconsolidated companies	1,305	269	1,313
Interest income and other	873	704	992
Reorganization items (B)	(1,880)	(1,083,729)	—
Interest and other debt costs	(5,240)	(574)	(18,477)
Loss before income taxes	$(10,782)	(1,124,028)	(174,055)

Depreciation and amortization:
Americas	$2,295	3,197	12,700
Middle East/Asia Pacific	1,807	2,221	10,779
Africa/Europe	3,561	5,294	18,430
	7,663	10,712	41,909
Other	412	285	1,339
Corporate	67	163	597
	$8,142	11,160	43,845

Additions to properties and equipment:
Americas	$—	—	—
Middle East/Asia Pacific	377	394	34
Africa/Europe	159	101	392
	536	495	426
Other	—	—	—
Corporate (C)	53	143	9,445
	$589	638	9,871

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Revenues:
Vessel revenues:
Americas	$17,449	40,848	113,733
Middle East/Asia Pacific	16,669	36,313	61,707
Africa/Europe	36,453	69,436	126,351
	70,571	146,597	301,791
Other operating revenues	3,729	4,772	9,856
	$74,300	151,369	311,647

Vessel operating profit (loss):
Americas	$(2,651)	(22,549)	(5,503)
Middle East/Asia Pacific	944	(1,434)	(10,778)
Africa/Europe	(24)	(21,508)	(27,381)
	(1,731)	(45,491)	(43,662)
Other operating profit (loss)	809	876	(1,439)
	(922)	(44,615)	(45,101)

Corporate general and administrative expenses	(4,797)	(17,542)	(20,499)
Corporate depreciation	(67)	(704)	(1,327)
Corporate expenses	(4,864)	(18,246)	(21,826)

Gain on asset dispositions, net	4	3,561	11,896
Asset impairments (A)	—	(184,748)	(166,448)
Operating loss	$(5,782)	(244,048)	(221,479)
Foreign exchange loss	(58)	(3,181)	(5,272)
Equity in net earnings of unconsolidated companies	1,305	4,786	1,312
Interest income and other	873	2,384	2,168
Reorganization items (B)	(1,880)	(1,396,905)	—
Interest and other debt costs	(5,240)	(11,179)	(35,431)
Loss before income taxes	$(10,782)	(1,648,143)	(258,702)

Depreciation and amortization:
Americas	$2,295	13,945	25,478
Middle East/Asia Pacific	1,807	9,967	21,673
Africa/Europe	3,561	21,692	37,199
	7,663	45,604	84,350
Other	412	1,139	2,720
Corporate	67	704	1,327
	$8,142	47,447	88,397

Additions to properties and equipment:
Americas	$—	27	75
Middle East/Asia Pacific	377	1,042	314
Africa/Europe	159	375	459
	536	1,444	848
Other	—	—	—
Corporate (C)	53	821	19,138
	$589	2,265	19,986

(A)	Refer to Note (16) for additional information regarding asset impairment charges.
(B)	Refer to Note (4) for additional information regarding reorganization items.
(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at September 30, 2017 and March 31, 2017:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Total assets:
Americas	$189,908	779,778
Middle East/Asia Pacific	67,491	583,385
Africa/Europe	1,035,109	1,897,355
	1,292,508	3,260,518
Other	19,026	21,580
	1,311,534	3,282,098
Investments in, at equity, and advances to unconsolidated companies	25,729	45,115
	1,337,263	3,327,213
Corporate (A)	475,589	863,486
	$1,812,852	4,190,699

(A)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessel is assigned to a non-corporate reporting segment or the date it is delivered. At September 30, 2017 and March 31, 2017, $7.0 million and $52.4 million, respectively, of vessel construction costs are included in Corporate.

The following tables disclose the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
Revenue by vessel class	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue

Americas fleet:
Deepwater	$9,798	14%	4,304	12%	37,270	27%
Towing-supply	5,572	8%	3,747	11%	13,039	9%
Other	2,079	3%	910	3%	2,816	2%
Total	$17,449	25%	8,961	26%	53,125	38%
Middle East/Asia Pacific fleet:
Deepwater	$5,726	8%	2,667	8%	8,860	6%
Towing-supply	10,943	16%	5,880	17%	20,724	15%
Other	—	—	—	—	—	—
Total	$16,669	24%	8,547	25%	29,584	21%
Africa/Europe fleet:
Deepwater	$17,582	25%	7,588	22%	24,305	17%
Towing-supply	15,049	21%	8,124	24%	25,934	19%
Other	3,822	5%	1,120	3%	6,413	5%
Total	$36,453	51%	16,832	49%	56,652	41%
Worldwide fleet:
Deepwater	$33,106	47%	14,559	42%	70,435	50%
Towing-supply	31,564	45%	17,751	52%	59,697	43%
Other	5,901	8%	2,030	6%	9,229	7%
Total	$70,571	100%	34,340	100%	139,361	100%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
Revenue by vessel class	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue

Americas fleet:
Deepwater	$9,798	14%	21,617	15%	77,657	26%
Towing-supply	5,572	8%	15,021	10%	29,918	10%
Other	2,079	3%	4,210	3%	6,158	2%
Total	$17,449	25%	40,848	28%	113,733	38%
Middle East/Asia Pacific fleet:
Deepwater	$5,726	8%	13,368	9%	17,488	6%
Towing-supply	10,943	16%	22,945	16%	44,219	14%
Other	—	—	—	—	—	—
Total	$16,669	24%	36,313	25%	61,707	20%
Africa/Europe fleet:
Deepwater	$17,582	25%	29,746	20%	57,594	19%
Towing-supply	15,049	21%	35,143	24%	53,851	18%
Other	3,822	5%	4,547	3%	14,906	5%
Total	$36,453	51%	69,436	47%	126,351	42%
Worldwide fleet:
Deepwater	$33,106	47%	64,731	44%	152,739	51%
Towing-supply	31,564	45%	73,109	50%	127,988	42%
Other	5,901	8%	8,757	6%	21,064	7%
Total	$70,571	100%	146,597	100%	301,791	100%

(15)	SALE/LEASEBACK ARRANGEMENTS

In connection with the restructuring contemplated by the Plan, the Debtors filed a motion seeking to reject all Sale Leaseback Agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”). Pursuant to an order by the Bankruptcy Court in May 2017, the Sale Leaseback Agreements for all 16 leased vessels were rejected. Included in liabilities subject to compromise as of July 31, 2017 (Predecessor) was $260.2 million related to the claims of the Sale Leaseback Parties. As of September 30, 2017 (Successor), five claims had been settled for an aggregate $166.1 million and one claim, which had been reserved for at a maximum amount of $94.1 million, remained outstanding.

At the Petition Date, six of the sixteen leased vessels were operating throughout the world. Costs incurred subsequent to the Petition Date to mobilize those vessels and prepare them for re-delivery to the lessors has been included in reorganization items for the period August 1, 2017 through September 30, 2017 (Successor).

Included in gain on asset dispositions, net for the period April 1, 2017 through July 31, 2017 (Predecessor), are $3 million of deferred gains from sale leaseback transactions which reflects gains recognized through the Petition Date of May 17, 2017. Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections.

(16)	ASSET IMPAIRMENTS

Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, and actual recent sales of similar vessels, among others. For vessels with more significant carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates.

Due in part to the modernization of the company’s fleet, more vessels that are being stacked are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to service are evaluated for impairment as part of their assigned active asset group and not individually.

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

During the period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $157.8 million of impairment charges on 73 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $505.6 million (after having recorded impairment charges).

During the period from April 1, 2017 through July 31, 2017 (Predecessor) the company recognized $26.9 million of impairments on six vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $66.2 million (after having recorded impairment charges).

As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company significantly reduced the carrying values of it vessels and other assets and did not incur asset impairments during the period from August 1, 2017 to September 30, 2017.

The below tables summarize the combined fair value of the assets that incurred impairments, along with the amount of impairment.

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Number of vessels impaired in the period	—	8	42
Number of ROVs impaired during the period	—	—	8
Amount of impairment incurred	$—	21,325	129,562
Combined fair value of assets incurring impairment	—	29,339	322,550

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Number of vessels impaired in the period	—	79	54
Number of ROVs impaired during the period	—	—	8
Amount of impairment incurred	$—	184,748	166,448
Combined fair value of assets incurring impairment	—	571,821	477,950

(17)	CHANGE IN FISCAL YEAR END

On September 12, 2017, the Board of Directors approved changing the company’s fiscal year from a fiscal year ending on March 31 to a fiscal year ending on December 31, beginning with the period ending December 31, 2017. The company will file a transition report on Form 10-K covering the transition period from April 1, 2017 to December 31, 2017, which is the period between the closing of the company’s most recent fiscal year and the opening date of the company’s newly selected fiscal year.

(18)	SUBSEQUENT EVENTS

Change in Chief Executive Officer

On October 16, 2017, the company announced that Jeffrey M. Platt has resigned from his position as the company’s President and Chief Executive Officer and as a member of the company’s board of directors (the “Board”), effective October 15, 2017. Larry T. Rigdon, one of the company’s directors, will serve as the company’s President and Chief Executive Officer on an interim basis, effective October 16, 2017.

In addition to Mr. Platt’s $1.22 million payment in connection with his separation as previously disclosed, as a result of Mr. Platt’s retirement, he is expected to receive in April 2018 a $9.6 million lump sum distribution in settlement of his supplemental executive retirement plan obligation and an estimated $1.1 million distribution in settlement of his supplemental savings plan obligation. A settlement loss, which is currently estimated to be $0.5 million, will be recorded at the time of distribution.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our views with respect to the need for and timing of the replenishment of our asset base, including through acquisitions or vessel construction; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; uncertainty of global financial market conditions and difficulty in accessing capital or credit if and when needed with favorable terms, if at all; the potential need to sell certain assets to raise additional capital; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

About Tidewater

Our vessels and associated vessel services provide support for all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At September 30, 2017, we owned or chartered 237 vessels (excluding eight joint venture vessels, but including 91 stacked vessels and 3 leased vessels) and eight ROVs available to serve the global energy industry.

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

Bankruptcy Proceedings and Emergence

As previously reported, on July 17, 2017, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued its written order confirming the company’s consensual prepackaged Plan of Reorganization that had been filed with the Bankruptcy Court on May 17, 2017 (the “Petition Date”) in connection with the filing by the company and certain of its subsidiaries (the “Debtors”) of a petition with the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. On July 31, 2017, the company and its affiliated Chapter 11 Debtors emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”), that was confirmed on July 17, 2017 by the Bankruptcy Court. Refer to Note (2) for further details on the company's Chapter 11 bankruptcy and emergence.

During the bankruptcy proceedings from the Petition Date to the Effective Date, the Debtors operated as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. The company operated in the ordinary course of business pursuant to motions filed by the Debtors and granted by the Bankruptcy Court.

Upon emergence of the Company from bankruptcy:

•

The lenders under the company’s Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of senior notes, and the lessors from whom the company leased 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “New Secured Notes”).

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an exercise price of $57.06 per share, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an exercise price of $62.28 per share. The Series A Warrants are exercisable for 2.4 million shares of common stock while the Series B Warrants are exercisable for 2.6 million shares of common stock. The Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. If, during the six-month period immediately preceding the Series A and Series B Warrants’ termination date, a non-U.S. Citizen is precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor Warrants, with one such warrant being issued for each share of common stock that the Series A or Series B Warrants were otherwise convertible into.

•

To assure the continuing ability of certain vessels owned by the company’s subsidiaries to engage in U.S. coastwise trade, the number of shares of the company’s common stock that was otherwise issuable to the allowed General Unsecured Creditors was adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Plan required that, at the time the company emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the Warrant Agreement between the company and the warrant agent regarding the New Creditor Warrants designed to assure the company’s continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 22%. The company has established, under its charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, were paid in full in the ordinary course of business (except as otherwise agreed among the parties).

As of the Effective Date, the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims. Accordingly, on the Effective Date, a portion of the above consideration in cash, New Creditor Warrants, and New Secured Notes in an amount that the company believes represents the maximum possible distributions owing on account of the Sale Leaseback Claims was withheld from the cash, New Creditor Warrants and New Secured Notes distributed to holders of allowed General Unsecured Claims on account of such disputed Sale Leaseback Claims until they are resolved. To the extent the Sale Leaseback Claims were resolved for less than the amount withheld, the remainder was distributed to holders of allowed General Unsecured Claims pro rata. Included in liabilities subject to compromise as of July 31, 2017 (Predecessor) is $260.2 million related to the claims of the Sale Leaseback Parties. As of September 30, 2017 (Successor), five claims had been settled for an aggregate $166.1 million and one claim, which had been reserved for at a maximum amount of $94.1 million, remained outstanding.

The company’s emergence from Chapter 11 bankruptcy has resolved the significant risks and uncertainties which previously raised substantial doubt about the company’s ability to continue as a going concern.

Upon our emergence from Chapter 11 bankruptcy, on July 31, 2017, we adopted fresh-start accounting in accordance with the provisions set forth in ASC 852, Reorganizations, as (i) the Reorganization Value of our assets immediately prior to the date of confirmation was less than the post-petition liabilities and allowed claims and (ii) the holders of our existing voting shares of the Predecessor entity received less than 50% of the voting shares of the emerging entity.

Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit balance as of the fresh-start reporting date. Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the fresh-start reporting date. Our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting date, as we will have a new basis in our assets and liabilities. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, our unaudited condensed consolidated financial statements subsequent to July 31, 2017 may not be comparable to our unaudited condensed consolidated financial statements prior to July 31, 2017, and as such, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

n conjunction with the company’s emergence from bankruptcy on July 31, 2017 the company combined operations in its legacy Middle East and Asia/Pacific segments into a single Middle East/Asia Pacific segment.  The company’s Americas and Africa/Europe segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. The Predecessor period from April 1, 2017 through July 31, 2017, and the three and six month periods ended September 30, 2016 have been recast to conform to the new segment alignment.

Concurrent with emergence from the Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking which are not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements which either extend the vessel’s useful life or increase the vessels functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Upon emergence from the Chapter 11 bankruptcy, the Successor Company, to better reflect the current offshore supply vessel market, changed the estimated useful lives for vessels having 25 year useful lives to 20 years. Additionally, assumed salvage values for vessels at the end of such vessels’ estimated useful life were changed from 10% of original cost at year 25 to not more than 7.5% of original cost at year 20.

Change in Fiscal Year End

On September 12, 2017, the Board of Directors approved changing the company’s fiscal year from a fiscal year ending on March 31 to a fiscal year ending on December 31, beginning with the period ending December 31, 2017. The Company will file a transition report on Form 10-K covering the transition period from April 1, 2017 to December 31, 2017, which is the period between the closing of the Company’s most recent fiscal year and the opening date of the Company’s newly selected fiscal year.

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

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. As noted earlier, the Successor company accounting policy defers and amortizes drydocking and survey costs necessary to maintain certification, while routine repair and maintenance costs not related to recertification of the vessel are expensed as incurred. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating costs and depreciation.

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

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. The company also incurs vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs and other miscellaneous costs. Brokers’ commissions are incurred primarily in the company’s non-United States operations where brokers sometimes assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, temporary vessel importation fees, and any fines or penalties.

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused in three areas: reducing the net receivable balance due the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law, for services provided by the company to be paid for directly in U.S. dollars. The company’s efforts to respond to these challenges continue.

Amounts due from Sonatide (due from affiliate in the consolidated balance sheets) at September 30, 2017 and March 31, 2017 of approximately $245 million and $263 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide that are reimbursable by Sonatide or offsettable against costs incurred by Sonatide on behalf of the Company. Approximately $39 million of the balance at September 30, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by (i) approximately $91 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds and (ii) approximately $113 million of amounts due from the company to Sonatide, including $34 million in commissions payable by the company to Sonatide, with the balance related to costs incurred by Sonatide on behalf of the company.

For the period from April 1, 2017 through July 31, 2017, the company collected (primarily through Sonatide) approximately $22 million from its Angolan operations. Of the $22 million collected, approximately $19 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $3 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $21 million during the period from April 1, 2017 through July 31, 2017 through netting transactions based on an agreement with the joint venture.

For the period from August 1, 2017 through September 30, 2017, the company collected (primarily through Sonatide) approximately $9 million from its Angolan operations. Of the $9 million collected, approximately $8 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $1 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $12 million during the period from August 1, 2017 through September 30, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at September 30, 2017 and March 31, 2017 of approximately $113 million and $133 million, respectively, represent amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the tight U.S. dollar liquidity situation continues in Angola. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the period from April 1, 2017 through July 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $34 million, or 23%, of its consolidated vessel revenue, from an average of approximately 50 company-owned vessels that are marketed through the Sonatide joint venture (21 of which were stacked on average during the period from April 1, 2017 through July 31, 2017). For the period from August 1, 2017 through September 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $14 million, or 20%, of its consolidated vessel revenue, from an average of approximately 44 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through September 30, 2017).  For the six months ended September 30, 2016, the company’s Angolan operations generated vessel revenues of approximately $71.4 million, or 24%, of consolidated vessel revenue, from an average of approximately 59 company-owned vessels (17 of which were stacked on average during the six months ended September 30, 2016).

Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of September 30, 2017 and March 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $24 million and $45 million, respectively. As a result of fresh-start accounting the company’s investment in Sonatide was assigned a fair value based on the discounted cash flows of Sonatide’s operations. This resulted in a difference between the carrying value of the company’s investment balance and the company’s share of the net assets of the joint venture companies as of July 31, 2017 of $27.9 million which will be amortized over ten years.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the period from April 1, 2017 through July 31, 2017, during the period from August 1, 2017 through September 30, 2017, and year ended March 31, 2017 has resulted in a net four, one and 22 vessels transferred out of Angola, respectively.

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

The company continues to prioritize certification of its vessels to Convention requirements based on the dates of enforcement by countries in which the company has operations, performs maintenance and repairs at shipyards, or may make port calls during ocean voyages. Once obtained, vessel certifications are maintained for active vessels in the fleet, regardless of the area of operation.   Vessels stacked for more than 6 months are recertified upon their return to service.  Additionally, where possible, the company continues to work with its operationally identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention and allow the company to standardize operational protocols among its fleet of vessels that work in various areas around the world.

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

After a significant decrease in the price of oil during the twelve months ended March 31, 2016, largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, increased during the twelve months ended March 31, 2017 and has continued to increase slightly during the six months ended September 30, 2017. Our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which at the end of September 2017 was trading around $52 per barrel for West Texas Intermediate (WTI) crude and $57 per barrel for Intercontinental Exchange (ICE) Brent crude, up from $48 per barrel for both WTI and ICE Brent at the end of September 2016. A number of analysts have projected further strengthening of oil and gas prices through calendar years 2018 and 2019 if current forecasts of global economic growth materialize and if Organization of Petroleum Exporting Countries (OPEC) member nations continue to abide by production cuts announced in calendar year 2016 and 2017.

A recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, has already begun and is expected to continue. However, a recovery in offshore activity and spending, much of which takes place in the international markets, is expected to lag increases in onshore exploration, development and production activity and spending. Some analysts expect that a further decrease in offshore spending is likely during calendar year 2017 versus calendar year 2016 offshore spending and that any improvements in offshore E&P activity would likely not occur until calendar year 2018, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS Markit reports.

The production of unconventional gas resources in North America and the commissioning of a number of Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. The oversupplied nature of the natural gas markets has, however, recently begun to unwind as lower natural gas reserves and increased use of natural gas for electrical generation have caused natural gas prices to somewhat rebound from lower prices in early calendar 2016 which have since stabilized. At the end of September 2017, natural gas was trading in the U.S. at approximately $2.98 per Mcf, comparable to $2.99 per Mcf as reported by the U.S. Energy Information Administration at the end of September 2016. Generally, high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices have caused, and may continue to cause, many E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS Markit at the end of September 2017 state that the worldwide movable offshore drilling rig count is estimated at approximately 890 rigs, of which approximately 440 offshore rigs were working at the end of September 2017, which is comparable to the number of working rigs at the end of September 2016, and a decrease of approximately 24%, or 140 working rigs, from the number of working rigs at the end of September 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 890 movable offshore rigs worldwide, approximately 30%, or approximately 265 rigs, are designed to operate in deeper waters. Of the approximately 440 working offshore rigs at the end of September 2017, approximately 125 rigs, or 28%, are designed to operate in deeper waters. As of September 2017, the number of working deepwater rigs was approximately 7%, or 10 rigs, less than the number of working deepwater rigs at the end of September 2016, and a decrease of approximately 35%, or 65 working deepwater rigs, from the number of working deepwater rigs at the end of September 2015. It is also estimated that approximately 30% of the approximate 150 total offshore rigs currently under construction, or approximately 45 rigs, are being built to operate in deeper waters, suggesting that new build deepwater rigs represent approximately 36% of the approximately 125 deepwater rigs working in September 2017. As such, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near- to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced E&P spending.

In the floating production unit market, approximately 55 new floating production units are under construction and expected to be delivered primarily over the next eighteen months to supplement the approximately 360 floating production units currently operating worldwide. Given the current economic environment, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to be significant.

Worldwide shallow-water exploration and production activity has increased during the last twelve months. According to IHS Markit, there were approximately 290 working jack-up rigs at the end of September 2017 (66% of the 440 working offshore rigs), which is an increase of approximately 5%, or 15 rigs, from the number of jack-up rigs working at the end of September 2016, but a decrease of approximately 18%, or 65 working rigs, from the number of working rigs at the end of September 2015. The construction backlog for new jack-up rigs at the end of September 2017 (100 rigs) has been reduced from the jack-up construction backlog at the end of September 2016 of approximately 110 rigs, nearly all of which are scheduled for delivery in the next 24 months, although the timing of such deliveries as scheduled remains uncertain given the depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 100 new build jack-up rigs represent 34% of the approximately 290 jack up rigs working in September 2017, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS Markit, there are approximately 290 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction, on order or planned at the end of September 2017. The majority of the vessels under construction are scheduled to be delivered within the next 12 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore E&P market conditions. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

At the end of September 2017, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,495 vessels which include approximately 590 vessels, or approximately 17%, that are at least 25 years old and exceeding original expectations of their estimated economic lives. These older vessels, of which we estimate the majority are already stacked or not actively marketed by the vessels’ owners, could potentially be removed from the market in the near future if the cost of extending the vessels’ lives is not economical, especially in light of recent market conditions and the excess capacity of newer vessels available in the market. Excluding the 590 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction represents approximately 10% of the remaining worldwide fleet of approximately 2,910 offshore support vessels.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late 2014. Should market conditions continue to deteriorate, the stacking or underutilization of additional, more recently constructed vessels by the offshore supply vessel industry is likely.

Although the future attrition rate of the 590 older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced E&P spending. Similarly, the cancellation or deferral of delivery of some portion of the offshore support vessels that are under construction according to IHS Markit would also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced E&P spending.

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

Although investment in additional rigs, especially those capable of operating in deeper waters, could indicate offshore rig owners’ longer-term expectation for higher levels of activity, the general decline in crude oil and natural gas prices over the past three years, the reduction in offshore spending expectations among E&P companies and the number of new-build vessels which may be delivered within the next 12 months indicates that there may be, at least in the short-to intermediate-term, a period of potential greater overcapacity in the worldwide offshore support vessel fleet, which may lead to lower utilization and average day rates across the offshore support vessel industry.

Business Highlights

During the six months ended September 30, 2017, we continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment of lower crude oil prices and reduced E&P spending (and reduced offshore spending in particular). Key elements of our response to these conditions during the six months ended September 30, 2017, included sustaining our offshore support vessel fleet and its global operating footprint, working with our lenders and noteholders to restructure our debt and strengthen our balance sheet and maintaining adequate liquidity to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings, and maintaining disciplined cost control.

At September 30, 2017, we had 237 owned or chartered vessels in our fleet with an average age of 9.3 years. The average age of 146 active vessels at September 30, 2017 was 8.1 years.

Revenues earned for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $74.3 million, $36.3 million and $143.7 million respectively. Revenues earned for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $74.3 million, $151.4 million and $311.6 million respectively. Revenues have decreased as compared to prior year primarily as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

We have responded to reductions in revenue by reducing vessel operating costs. During the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) vessel operating costs were $52.3 million, $32.7 million and $87.1 million respectively. During the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) vessel operating costs were $52.3 million, $116.4 million and $196.0 million, respectively.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $8.1 million, $11.2 million and $43.8 million respectively. Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $8.1 million, $47.4 million and $88.4 million, respectively.  Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $16.2 million, $8.8 million and $33 million, respectively. General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $16.2 million, $41.8 million and $70 million, respectively. General and administrative expenses have decreased as compared to prior year primarily as a result of the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore services market.

Asset impairments for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $0 million, $21.3 million and $129.6 million, respectively. Asset impairments for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $0 million, $184.7 million and $166.4 million, respectively. Asset impairments have increased as compared to prior year primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company significantly reduced the carrying values of it vessels and other assets and did not incur asset impairments during the period from August 1, 2017 to September 30, 2017.

Interest and other debt expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $5.2 million, $0.6 million and $18.5 million, respectively. Interest and other debt expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $5.2 million, $11.2 million and $35.4 million, respectively. The filing of our bankruptcy petition on May 17, 2017 resulted in the cessation of the accrual of interest expense on our term loan, revolver and senior notes as of the Petition Date. Interest and other debt costs from the period August 1, 2017 through September 30, 2017 reflect our post-restructuring capital structure which included debt of $451 million at September 30, 2017.

We incurred reorganization items of $1.9 million and $1.4 billion for the period of August 1, 2017 through September 30, 2017 (Successor) and the period of April 1, 2017 through July 31, 2017 (Predecessor), respectively. Successor reorganization items included the cost of delivering vessels operating under sale leaseback agreements to the respective lessors and bankruptcy related professional fees. Predecessor reorganization items included (i) fresh-start adjustments of $1.8 billion to record the values of assets and liabilities on our books at their fair values, (ii) $316.5 million related to liabilities associated with settled sale leaseback claims and make-whole claims on our debt, partially offset by deferred gains recognized on sale leaseback transactions and other items and (iii) professional fees of $28 million incurred subsequent to the Petition Date. Offsetting these reorganization charges is a gain on settlement of liabilities subject to compromise of $767.6 million.

For additional information on the highlights by segment please refer to the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance primarily based on three distinct geographic operating segments: Americas, Middle East/Asia Pacific and Africa/Europe. The following tables compare vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, vessel operating leases and gains on asset dispositions, net) for the company’s owned and operated vessel fleet, and the related percentage of vessel revenue. Note that Successor periods reflect the deferral and amortization of drydocking and survey costs while Predecessor periods expense such costs as incurred.  Refer to “Bankruptcy Proceedings and Emergence” in Management’s Discussion and Analysis for more information on this new accounting policy.

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel revenues:
Americas	$17,449	25%	8,961	26%	53,125	38%
Middle East/Asia Pacific	16,669	24%	8,547	25%	29,584	21%
Africa/Europe	36,453	51%	16,832	49%	56,652	41%
Total vessel revenues	$70,571	100%	34,340	100%	139,361	100%
Vessel operating costs:
Crew costs	$27,705	39%	14,443	42%	49,370	35%
Repair and maintenance	6,373	9%	9,196	27%	13,440	10%
Insurance and loss reserves	1,679	2%	825	2%	2,637	2%
Fuel, lube and supplies	6,990	10%	2,851	8%	10,176	7%
Other	9,554	14%	5,350	16%	11,471	8%
Total vessel operating costs	$52,301	74%	32,665	95%	87,094	62%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel revenues:
Americas	$17,449	25%	40,848	28%	113,733	38%
Middle East/Asia Pacific	16,669	24%	36,313	25%	61,707	20%
Africa/Europe	36,453	51%	69,436	47%	126,351	42%
Total vessel revenues	$70,571	100%	146,597	100%	301,791	100%
Vessel operating costs:
Crew costs	$27,705	39%	56,653	39%	105,258	35%
Repair and maintenance	6,373	9%	23,040	16%	29,969	10%
Insurance and loss reserves	1,679	2%	3,949	3%	9,633	3%
Fuel, lube and supplies	6,990	10%	12,279	8%	20,948	7%
Other	9,554	14%	20,517	14%	30,160	10%
Total vessel operating costs	$52,301	74%	116,438	80%	195,968	65%

The following tables compare other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Other operating revenues	$3,729	1,923	4,361
Costs of other operating revenues	2,273	763	3,423

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Other operating revenues	$3,729	4,772	9,856
Costs of other operating revenues	2,273	2,348	7,326

The following tables present vessel operating costs by our three geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs, and the related total vessel operating costs as a percentage of total vessel revenues:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$8,402	48%	4,250	47%	17,970	34%
Repair and maintenance	1,471	9%	4,906	55%	5,306	10%
Insurance and loss reserves	404	2%	201	2%	826	2%
Fuel, lube and supplies	2,175	13%	760	9%	3,168	6%
Other	1,771	10%	536	6%	1,158	2%
	14,223	82%	10,653	119%	28,428	54%
Middle East/Asia Pacific:
Crew costs	$5,962	36%	3,139	37%	9,818	33%
Repair and maintenance	2,127	13%	580	7%	3,569	12%
Insurance and loss reserves	376	2%	250	3%	874	3%
Fuel, lube and supplies	1,268	7%	457	5%	2,066	7%
Other	2,001	12%	976	11%	3,250	11%
	11,734	70%	5,402	63%	19,577	66%
Africa/Europe:
Crew costs	$13,341	37%	7,054	42%	21,582	38%
Repair and maintenance	2,775	7%	3,710	22%	4,565	8%
Insurance and loss reserves	899	2%	374	2%	937	2%
Fuel, lube and supplies	3,547	10%	1,634	10%	4,942	9%
Other	5,782	16%	3,838	23%	7,063	12%
	26,344	72%	16,610	99%	39,089	69%
Total vessel operating costs	$52,301	74%	32,665	95%	87,094	62%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$8,402	48%	18,707	46%	37,501	33%
Repair and maintenance	1,471	9%	8,747	21%	12,908	11%
Insurance and loss reserves	404	2%	1,134	3%	3,091	3%
Fuel, lube and supplies	2,175	13%	4,154	10%	7,356	7%
Other	1,771	10%	5,191	13%	5,798	5%
	14,223	82%	37,933	93%	66,654	59%
Middle East/Asia Pacific:
Crew costs	$5,962	36%	12,934	36%	20,329	33%
Repair and maintenance	2,127	13%	3,255	9%	7,822	13%
Insurance and loss reserves	376	2%	931	2%	2,629	4%
Fuel, lube and supplies	1,268	7%	1,996	5%	4,324	7%
Other	2,001	12%	3,884	11%	6,508	10%
	11,734	70%	23,000	63%	41,612	67%
Africa/Europe:
Crew costs	$13,341	37%	25,012	36%	47,428	38%
Repair and maintenance	2,775	7%	11,038	16%	9,239	7%
Insurance and loss reserves	899	2%	1,884	3%	3,913	3%
Fuel, lube and supplies	3,547	10%	6,129	9%	9,268	7%
Other	5,782	16%	11,442	16%	17,854	14%
	26,344	72%	55,505	80%	87,702	69%
Total vessel operating costs	$52,301	74%	116,438	79%	195,968	65%

The following tables present vessel operations general and administrative expenses by our three geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses, and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas	$3,582	21%	1,899	21%	6,548	12%
Middle East/Asia Pacific	2,184	13%	1,042	12%	4,399	15%
Africa/Europe	5,448	15%	2,938	17%	11,390	20%
Total vessel operations general and administrative expenses	$11,214	16%	5,879	17%	22,337	16%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas	$3,582	21%	7,670	19%	13,852	12%
Middle East/Asia Pacific	2,184	13%	4,780	13%	9,200	15%
Africa/Europe	5,448	15%	11,431	16%	25,201	20%
Total vessel operations general and administrative expenses	$11,214	16%	23,881	16%	48,253	16%

The following tables present vessel operating lease expense by our three geographic segments, the related segment vessel operating lease expense as a percentage of segment vessel revenues, total vessel operating leases, and the related total vessel operating lease expense as a percentage of total vessel revenues:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operating leases (A):
Americas	$—	—	62	1%	6,626	12%
Middle East/Asia Pacific	—	—	—	—	—	—
Africa/Europe	1,124	3%	561	3%	1,815	3%
Total vessel operating leases	$1,124	2%	623	2%	8,441	6%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operating leases (A):
Americas	$—	—	3,849	9%	13,252	12%
Middle East/Asia Pacific	—	—	—	—	—	—
Africa/Europe	1,124	3%	2,316	3%	3,630	3%
Total vessel operating leases	$1,124	2%	6,165	4%	16,882	6%

(A)

As part of the Plan of Reorganization we rejected all of our vessel lease agreements during the quarter ended June 30, 2017. As of the date that the rejection was approved by the Bankruptcy Court, six of the sixteen rejected vessel leases were operating under charter-hire contracts and were returned to the lessors upon completion of those contracts.

The following tables compare operating loss and other components of loss before income taxes and its related percentage of total revenue:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas	$(2,651)	(4%)	(6,850)	(19%)	(1,177)	(1%)
Middle East/Asia Pacific	944	1%	(118)	(<1%)	(5,171)	(3%)
Africa/Europe	(24)	(<1%)	(8,571)	(24%)	(14,072)	(10%)
	(1,731)	(3%)	(15,539)	(43%)	(20,420)	(14%)
Other operating profit (loss)	809	1%	821	2%	(1,012)	(1%)
	(922)	(2%)	(14,718)	(41%)	(21,432)	(15%)

Corporate general and administrative expenses	(4,797)	(7%)	(2,840)	(8%)	(10,006)	(7%)
Corporate depreciation	(67)	(<1%)	(163)	(<1%)	(597)	(<1%)
Corporate expenses	(4,864)	(7%)	(3,003)	(8%)	(10,603)	(7%)

Gain on asset dispositions, net	4	<1%	372	1%	6,253	4%
Asset impairments	—	—	(21,325)	(59%)	(129,562)	(90%)
Operating loss	$(5,782)	(9%)	(38,674)	(107%)	(155,344)	(108%)
Foreign exchange loss	(58)	(<1%)	(2,024)	(5%)	(2,539)	(2%)
Equity in net earnings of unconsolidated companies	1,305	2%	269	1%	1,313	1%
Interest income and other	873	1%	704	2%	992	1%
Reorganization items	(1,880)	(2%)	(1,083,729)	(2989%)	—	—
Interest and other debt costs	(5,240)	(7%)	(574)	(2%)	(18,477)	(13%)
Loss before income taxes	$(10,782)	(15%)	(1,124,028)	(3100%)	(174,055)	(121%)

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas	$(2,651)	(4%)	(22,549)	(15%)	(5,503)	(2%)
Middle East/Asia Pacific	944	1%	(1,434)	(1%)	(10,778)	(3%)
Africa/Europe	(24)	(<1%)	(21,508)	(14%)	(27,381)	(9%)
	(1,731)	(3%)	(45,491)	(30%)	(43,662)	(14%)
Other operating profit (loss)	809	1%	876	1%	(1,439)	(<1%)
	(922)	(2%)	(44,615)	(29%)	(45,101)	(14%)

Corporate general and administrative expenses	(4,797)	(7%)	(17,542)	(12%)	(20,499)	(7%)
Corporate depreciation	(67)	(<1%)	(704)	(<1%)	(1,327)	(<1%)
Corporate expenses	(4,864)	(7%)	(18,246)	(12%)	(21,826)	(7%)

Gain on asset dispositions, net	4	<1%	3,561	2%	11,896	4%
Asset impairments	—	—	(184,748)	(122%)	(166,448)	(54%)
Operating loss	$(5,782)	(9%)	(244,048)	(161%)	(221,479)	(71%)
Foreign exchange loss	(58)	(<1%)	(3,181)	(2%)	(5,272)	(2%)
Equity in net earnings of unconsolidated companies	1,305	2%	4,786	3%	1,312	<1%
Interest income and other	873	1%	2,384	2%	2,168	1%
Reorganization items	(1,880)	(2%)	(1,396,905)	(923%)	—	—
Interest and other debt costs	(5,240)	(7%)	(11,179)	(8%)	(35,431)	(11%)
Loss before income taxes	$(10,782)	(15%)	(1,648,143)	(1089%)	(258,702)	(83%)

(A)

Included in reorganization items for the periods August 1, 2017 through September 30, 2017, July 1, through July 31, 2017 and April 1, 2017 through July 31, 2017 are restructuring-related professional fees of $0.6 million, $19.8 million and $25.0 million, respectively.

Three Months Ended September 30, 2017 and 2016

Americas Segment Operations. Vessel revenues earned in the Americas segment for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $17.4 million, $9 million and $53.1 million, respectively.

Further reductions in Americas segment utilization and average day rates have caused decreases in revenue compared to prior year and are primarily the result of a significant industry downturn which occurred during the latter half of calendar 2014 and has continued through September 30, 2017.

On July 1, 2017, we had 42 stacked Americas-based vessels. During the period July 1, 2017 through July 31, 2017 (Predecessor), we sold two vessels and returned one previously stacked vessel to service, resulting in a total of 39 stacked Americas-based vessels, or approximately 58% of the Americas-based fleet, as of July 31, 2017. During the period August 1, 2017 through September 30, 2017 (Successor), we stacked two additional vessels, returned 10 leased vessels to their respective owners and returned two previously stacked vessels to service, resulting in a total of 29 stacked Americas-based vessels, or approximately 52% of the Americas-based fleet, as of September 30, 2017.

Operating loss for the Americas segment for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $2.7 million, $6.9 million and $1.2 million, respectively.

Vessel operating costs for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $14.2 million, $10.7 million and $28.4 million, respectively.  Overall vessel operating costs have decreased in the current fiscal year as compared to the prior year due to the reduction of operating activities in the segment in the current year which is primarily due to a reduction in crew costs.  During the period July 1, 2017 through July 31, 2017 (Predecessor) the Americas segment did experience elevated repair and maintenance costs primarily due to an increase in the number of drydockings performed during July. Subsequent to July 31, 2017, the company operates under a new planned major maintenance policy whereby the costs of drydockings and surveys associated with regulatory compliance are capitalized and amortized.

The Americas segment did not incur any vessel operating lease expense for the period of August 1, 2017 through September 30, 2017 (Successor). Vessel operating lease expense for the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) was $0.1 million and $6.6 million, respectively. Vessel operating lease expense has decreased as compared to prior year primarily as a result of the termination of lease contracts in conjunction with the company’s Plan of Reorganization.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $2.3 million, $3.2 million and $12.7 million, respectively. Depreciation expense has decreased as compared to prior year primarily due to a significant reduction in vessel carrying values recognized as of July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $3.6 million, $1.9 million and $6.5 million, respectively.

General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

Middle East/Asia Pacific Segment Operations.  Vessel revenues earned in the Middle East/Asia Pacific segment for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $16.7 million, $8.5 million and $29.6 million, respectively.

Although the segment has experienced a modest increase in utilization for deepwater vessels and comparable utilization for towing supply vessels, reductions to average day rates for deepwater and towing supply vessels has caused an overall decrease in revenues as compared to prior year.

On July 1, 2017, we had 26 stacked Middle East/Asia Pacific-based vessels. During the period July 1, 2017 through July 31, 2017 (Predecessor), we stacked one additional vessel, resulting in a total of 27 stacked Middle East/Asia Pacific-based vessels, or approximately 41% of the Middle East/Asia Pacific-based fleet, as of July 31, 2017. During the period August 1, 2017 through September 30, 2017 (Successsor), we sold three vessels and returned two previously stacked vessels to service, resulting in a total of 22 stacked Middle East/Asia Pacific-based vessels, or approximately 35% of the Middle East/Asia Pacific-based fleet, as of September 30, 2017.

Operating profit for the Middle East/Asia Pacific segment for the period of August 1, 2017 through September 30, 2017 (Successor) was $0.9 million. Operating loss for the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $0.1 million and $5.2 million, respectively.

Vessel operating costs for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $11.7 million, $5.4 million and $19.6 million, respectively.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $1.8. million, $2.2 million and $10.8 million, respectively.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $2.2 million, $1 million and $4.4 million, respectively.

Africa/Europe Segment Operations.  Vessel revenues earned in the Africa/Europe segment for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $36.5 million, $16.8 million and $56.7 million, respectively.

Although the segment has experienced modest increases in utilization, average day rates have decreased which has resulted in reductions to revenues as compared to prior year for deepwater, towing supply and other vessel classes due primarily to the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

On July 1, 2017, we had 47 stacked Africa/Europe-based vessels. During the period July 1, 2017 through July 31, 2017 (Predecessor), we sold three vessels and returned one previously stacked vessels to service, resulting in a total of 43 stacked Africa/Europe-based vessels, or approximately 36% of the Africa/Europe-based fleet, as of July 31, 2017. During the period August 1, 2017 through September 30, 2017 (Successor), we stacked one additional vessel, sold two vessels, and returned two previously stacked vessels to service, resulting in a total of 40 stacked Africa/Europe-based vessels, or approximately 34% of the Africa/Europe-based fleet, as of September 30, 2017.

Operating loss for the Africa/Europe segment for the period of August 1, 2017 through September 30, 2017 (Successor) was zero. Operating loss for the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $6.5 million and $14.1 million, respectively.

Vessel operating costs for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $26.3 million, $16.6 million and $39.1 million, respectively. Included in the period July 1, 2017 through July 31, 2017 (Predecessor) were higher levels of repair and maintenance due to increased drydockings. Included in the period August 1, 2017 through September 30, 2017 (Successor) were additional taxes incurred in West Africa which were reflected in other vessel costs.

Vessel operating lease expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $1.1 million, $0.6 million and $1.8 million, respectively. Vessel operating lease expense has decreased as compared to prior year primarily as a result of the termination of lease contracts in conjunction with the company’s Prepackaged Plan of Reorganization. The company does not expect to incur additional lease expense beyond September 30, 2017.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $3.6 million, $5.3 million and $18.4 million, respectively. Depreciation expense has decreased as compared to prior year primarily due to a significant reduction in vessel carrying values recognized as of July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of July 1, 2017 through July 31, 2017 (Predecessor) and the three months ended September 30, 2016 (Predecessor) were $5.4 million, $2.9 million and $11.4 million, respectively. General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

Six Months Ended September 30, 2017 and 2016

Americas Segment Operations. Revenues earned for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $17.4 million, $40.8 million and $113.7 million respectively.

On April 1, 2017, we had 34 stacked Americas-based vessels. During the period April 1, 2017 through July 31, 2017 (Predecessor), we stacked 13 additional vessels, sold two vessels and returned six previously stacked vessels to service, resulting in a total of 39 stacked Americas-based vessels, or approximately 58% of the Americas-based fleet, as of July 31, 2017. During the period August 1, 2017 through September 30, 2017 (Successor), we stacked two additional vessels, returned 10 leased vessels to their respective owners and returned two previously stacked vessels to service, resulting in a total of 29 stacked Americas-based vessels, or approximately 52% of the Americas-based fleet, as of September 30, 2017.

Operating loss for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $2.7 million, $22.5 million and $5.5 million, respectively. Operating losses in the current year have increased as compared to prior year primarily as a result of declining revenues which are partially offset by the company’s ongoing cost reduction initiatives.

Vessel operating costs for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $14.2 million, $37.9 million and $66.7 million respectively. Overall vessel operating costs have decreased in the current fiscal year as compared to the prior year due to the reduction of operating activities in the segment in the current year which is primarily due to a reduction in crew costs.

The Americas segment did not incur any vessel operating lease expense for the period of August 1, 2017 through September 30, 2017 (Successor). Vessel operating lease expense for the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) was $3.8 million and $13.3 million respectively. Vessel operating lease expense has decreased as compared to prior year primarily as a result of the termination of lease contracts in conjunction with the company’s Plan of Reorganization.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $2.3 million, $13.9 million and $25.5 million, respectively. Depreciation expense has decreased as compared to prior year primarily due to a significant reduction in vessel carrying values recognized as of July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $3.6 million, $7.7 million and $13.9 million, respectively.

Middle East/Asia Pacific Segment Operations. Revenues earned for the period of August 1, 2017 through
September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $16.7 million, $36.3 million and $61.7 million, respectively.

On April 1, 2017, we had 25 stacked Middle East/Asia Pacific-based vessels. During the period April 1, 2017 through July 31, 2017 (Predecessor), we stacked four additional vessels and returned two previously stacked vessels to service, resulting in a total of 27 stacked Middle East/Asia Pacific-based vessels, or approximately 41% of the Middle East/Asia Pacific-based fleet, as of July 31, 2017. During the period August 1, 2017 through September 30, 2017 (Successor), we sold three vessels and returned two previously stacked vessels to service, resulting in a total of 22 stacked Middle East/Asia Pacific-based vessels, or approximately 35% of the Middle East/Asia Pacific-based fleet, as of September 30, 2017.

Operating profit for the Middle East/Asia Pacific segment for the period of August 1, 2017 through September 30, 2017 (Successor) was $0.9 million. Operating loss for the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $1.4 million and $10.8 million, respectively. Operating loss has decreased as compared to prior year primarily as a result of the company’s efforts to reduce costs and, more recently, the reduction of depreciation expense in the current year.

Vessel operating costs for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $11.7 million, $23 million and $41.6 million, respectively. Vessel operating costs have decreased as compared to prior year primarily as a result of the cost reduction initiatives undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $1.8 million, $10 million and $21.7 million, respectively. Depreciation expense has decreased as compared to prior year primarily due to a significant reduction in vessel carrying values recognized as of July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $2.2 million, $4.8 million and $9.2 million, respectively. General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

Africa/Europe Segment Operations. Revenues earned for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $36.5 million, $69.4 million and $126.4 million, respectively.

On April 1, 2017, we had 52 stacked Africa/Europe-based vessels. During the period April 1, 2017 through July 31, 2017 (Predecessor), we sold five vessels and returned four previously stacked vessels to service, resulting in a total of 43 stacked Africa/Europe-based vessels, or approximately 36% of the Africa/Europe-based fleet, as of July 31, 2017. During the period August 1, 2017 through September 30, 2017 (Successor), we stacked one additional vessel, sold two vessels, and returned two previously stacked vessels to service, resulting in a total of 40 stacked Africa/Europe-based vessels, or approximately 34% of the Africa/Europe-based fleet, as of September 30, 2017.

Operating profit for the period of August 1, 2017 through September 30, 2017 (Successor) was zero. Operating loss for the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $19.4 million and $27.4 million, respectively. Operating loss has decreased as compared to prior year primarily as a result of the company’s efforts to reduce costs and, more recently, the reduction of depreciation expense and vessel operating lease expense in the current year.

Vessel operating costs for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $26.3 million, $55.5 million and $87.7 million, respectively. Overall vessel operating costs have decreased, primarily as a result of reductions in crew cost as compared to prior year primarily as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017. During the period the period of April 1, 2017 through July 31, 2017 (Predecessor) we experienced higher levels of repair and maintenance expense due to increased drydockings. Subsequent to July 31, 2017, the company operated under a new planned major maintenance policy where by the costs of drydocking and surveys associated with regulatory compliance were capitalized and amortized.

Vessel operating lease expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $1.1 million, $2.3 million and $3.6 million, respectively. Vessel operating lease expense has decreased as compared to prior year primarily as a result of the termination of lease contracts in conjunction with the company’s Prepackaged Plan of Reorganization. The company does not expect to incur additional lease expense beyond September 30, 2017.

Depreciation expense for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $3.6 million, $21.7 million and $37.2 million, respectively. Depreciation expense has decreased as compared to prior year primarily due to a significant reduction in vessel carrying values recognized as of July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the period of August 1, 2017 through September 30, 2017 (Successor), the period of April 1, 2017 through July 31, 2017 (Predecessor) and the six months ended September 30, 2016 (Predecessor) were $5.5 million, $11.4 million and $25.2 million, respectively. General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through September 30, 2017.

Other Items

Asset Impairments. Due in part to the modernization of the company’s fleet more vessels that are being stacked are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to service are evaluated for impairment as part of their assigned active asset group and not individually.

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

During the period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $157.8 million of impairment charges on 73 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $505.6 million (after having recorded impairment charges).

During the period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $26.9 million of impairments on six vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $66.2 million (after having recorded impairment charges).

As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company significantly reduced the carrying values of it vessels and other assets and did not incur asset impairments during the period from August 1, 2017 to September 30, 2017.

The below tables summarize the combined fair value of the assets that incurred impairments, along with the amount of impairment.

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Number of vessels impaired in the period	—	8	42
Number of ROVs impaired in the period	—	—	8
Amount of impairment incurred	$—	21,325	129,562
Combined fair value of assets incurring impairment	—	29,339	322,550

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Number of vessels impaired in the period	—	79	54
Number of ROVs impaired in the period	—	—	8
Amount of impairment incurred	$—	184,748	166,448
Combined fair value of assets incurring impairment	—	571,821	477,950

Insurance and Loss Reserves. Insurance and loss reserves expense was $1.8 million during the period from August 1, 2017 through September 30, 2017 (Successor) and $0.8 million during the period from July 1, 2017 through July 31, 2017 (Predecessor). Insurance and loss reserves expense in the current year reflect decreases in premiums and claims as a result of lower levels of vessel activity.

Gains on Asset Dispositions, Net. During the period from August 1, 2017 through September 30, 2017 (Successor), the company did not have material gains on asset dispositions, net.  Included in gain on asset dispositions, net for the period from July, 1 2017 through July 31, 2017 (Predecessor), was $0.4 million related to the sale of four vessels. During the quarter ended September 30, 2016 (Predecessor), the company recognized deferred gains related to sale leaseback transactions of $5.8 million.

During the period from August 1, 2017 through September 30, 2017 (Successor), the company did not have material gains on asset dispositions, net. Included in gain on asset dispositions, net for the period from April 1, 2017 through July 31, 2017 (Predecessor), were $3 million of deferred gains from sale leaseback transactions and $0.5 million related to the sale of seven vessels. During the six months ended September 30, 2016 (Predecessor), the company recognized deferred gains related to sale leaseback transactions of $11.7 million.

All remaining deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017 due to the company’s rejection of all 16 sale leaseback agreements during the Chapter 11 proceedings.

Foreign Exchange Losses. During the period from August 1, 2017 through September 30, 2017 (Successor), we recognized a foreign exchange loss of $0.1 million and during the period from April 1, 2017 through July 31, 2017 (Predecessor), we recognized a foreign exchange loss of $3.2 million. These foreign exchange losses were primarily the result of the revaluation our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

Interest and Other Debt Costs. Interest and other debt costs for the period from August 1, 2017 through September 30, 2017 (Successor) was $5.2 million and reflects interest expense on the New Secured Notes and Troms debt as well as the amortization of premiums and discounts associated with the respective loans.  Interest and other debt costs for the period from April 1, 2017 through July 31, 2017 (Predecessor) was $11.2 million and reflected interest expense on the Predecessor company’s term loan, revolver, senior notes and Troms debt.  The filing of our bankruptcy petition on May 17, 2017 resulted in the cessation of the accrual of interest on our term loan, revolving line of credit and senior notes through our Emergence Date of July 31, 2017.  Had the term loan, revolving line of credit and senior notes not been compromised by the Plan, interest expense from April 1, 2017 through the Effective Date of July 31, 2017 (Predecessor) would have been approximately $27 million.

Reorganization Items. We incurred reorganization items of $1.9 million and $1.4 billion for the period of August 1, 2017 through September 30, 2017 (Successor) and the period of April 1, 2017 through July 31, 2017 (Predecessor), respectively. Successor reorganization items included the cost of delivering vessels operating under sale leaseback agreements to the respective lessors and bankruptcy related professional fees. Predecessor reorganization items included (i) fresh-start adjustments of $1.8 billion to record the values of assets and liabilities on our books at their fair values, (ii) $316.5 million related to liabilities associated with settled sale leaseback claims and make-whole claims on our debt, partially offset by deferred gains recognized on sale leaseback transactions and other items and (iii) professional fees of $28 million incurred subsequent to the Petition Date. Offsetting these reorganization charges is a gain on settlement of liabilities subject to compromise of $767.6 million.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (eight vessels at September 30, 2017).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
REVENUE BY VESSEL CLASS (In thousands):

Americas fleet:
Deepwater	$9,798	4,304	37,270
Towing-supply	5,572	3,747	13,039
Other	2,079	910	2,816
Total	$17,449	8,961	53,125
Middle East/Asia Pacific fleet:
Deepwater	$5,726	2,667	8,860
Towing-supply	10,943	5,880	20,724
Other	—	—	—
Total	$16,669	8,547	29,584
Africa/Europe fleet:
Deepwater	$17,582	7,588	24,305
Towing-supply	15,049	8,124	25,934
Other	3,822	1,120	6,413
Total	$36,453	16,832	56,652
Worldwide fleet:
Deepwater	$33,106	14,559	70,435
Towing-supply	31,564	17,751	59,697
Other	5,901	2,030	9,229
Total	$70,571	34,340	139,361

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
REVENUE BY VESSEL CLASS (In thousands):

Americas fleet:
Deepwater	$9,798	21,617	77,657
Towing-supply	5,572	15,021	29,918
Other	2,079	4,210	6,158
Total	$17,449	40,848	113,733
Middle East/Asia Pacific fleet:
Deepwater	$5,726	13,368	17,488
Towing-supply	10,943	22,945	44,219
Other	—	—	—
Total	$16,669	36,313	61,707
Africa/Europe fleet:
Deepwater	$17,582	29,746	57,594
Towing-supply	15,049	35,143	53,851
Other	3,822	4,547	14,906
Total	$36,453	69,436	126,351
Worldwide fleet:
Deepwater	$33,106	64,731	152,739
Towing-supply	31,564	73,109	127,988
Other	5,901	8,757	21,064
Total	$70,571	146,597	301,791

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
UTILIZATION:

Americas fleet:
Deepwater	21.8%	18.1%	38.1%
Towing-supply	35.6	37.0	37.5
Other	46.1	43.8	34.1
Total	28.9%	26.6%	37.5%
Middle East/Asia Pacific fleet:
Deepwater	45.6%	40.8%	35.0%
Towing-supply	57.1	57.2	54.7
Other	—	—	—
Total	52.5%	51.1%	47.7%
Africa/Europe fleet:
Deepwater	61.3%	53.0%	44.0%
Towing-supply	45.0	49.1	42.7
Other	47.8	32.8	42.8
Total	51.7%	45.8%	43.2%
Worldwide fleet:
Deepwater	43.6%	36.9%	39.8%
Towing-supply	48.2	50.1	46.6
Other	46.3	34.1	40.3
Total	46.0%	42.0%	42.8%

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
UTILIZATION:

Americas fleet:
Deepwater	21.8%	22.0%	40.0%
Towing-supply	35.6	36.5	39.7
Other	46.1	48.4	41.1
Total	28.9%	29.4%	40.0%
Middle East/Asia Pacific fleet:
Deepwater	45.6%	51.1%	31.7%
Towing-supply	57.1	57.2	58.5
Other	—	—	—
Total	52.5%	54.3%	49.4%
Africa/Europe fleet:
Deepwater	61.3%	52.0%	49.4%
Towing-supply	45.0	51.1	44.6
Other	47.8	31.7	47.4
Total	51.7%	45.6%	47.1%
Worldwide fleet:
Deepwater	43.6%	40.0%	42.1%
Towing-supply	48.2	50.7	49.1
Other	46.3	33.9	45.3
Total	46.0%	43.5%	45.7%

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
AVERAGE VESSEL DAY RATES:

Americas fleet:
Deepwater	$19,698	18,845	25,302
Towing-supply	13,547	16,435	16,401
Other	9,250	8,384	10,246
Total	$15,394	15,863	20,892
Middle East/Asia Pacific fleet:
Deepwater	$9,805	10,054	12,687
Towing-supply	7,325	7,537	8,954
Other	—	—	—
Total	$8,022	8,175	9,819
Africa/Europe fleet:
Deepwater	$10,687	10,908	14,416
Towing-supply	12,464	12,139	15,339
Other	4,068	3,234	4,288
Total	$9,613	9,837	11,627
Worldwide fleet:
Deepwater	$12,142	12,242	18,260
Towing-supply	10,141	10,583	12,436
Other	5,068	4,463	5,213
Total	$10,077	10,339	13,364

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
AVERAGE VESSEL DAY RATES:

Americas fleet:
Deepwater	$19,698	19,656	25,395
Towing-supply	13,547	16,075	16,688
Other	9,250	8,914	9,223
Total	$15,394	16,297	20,610
Middle East/Asia Pacific fleet:
Deepwater	$9,805	9,870	14,498
Towing-supply	7,325	7,518	9,007
Other	—	—	—
Total	$8,022	8,241	10,090
Africa/Europe fleet:
Deepwater	$10,687	11,330	15,206
Towing-supply	12,464	12,820	15,206
Other	4,068	3,257	4,520
Total	$9,613	10,268	11,890
Worldwide fleet:
Deepwater	$12,142	12,743	18,969
Towing-supply	10,141	10,867	12,494
Other	5,068	4,687	5,312
Total	$10,077	10,719	13,557

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following tables compare the average number of vessels by class and geographic distribution:

	Successor		Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Americas fleet:
Deepwater	37	41	41
Towing-supply	19	20	23
Other	8	8	9
Total	64	69	73
Stacked vessels	(38)	(41)	(34)
Active vessels	26	28	39
Middle East/Asia Pacific fleet:
Deepwater	21	21	22
Towing-supply	43	44	46
Other	1	1	1
Total	65	66	69
Stacked vessels	(24)	(26)	(26)
Active vessels	41	40	43
Africa/Europe fleet:
Deepwater	44	42	42
Towing-supply	44	44	43
Other	32	34	38
Total	120	120	123
Stacked vessels	(41)	(45)	(41)
Active vessels	79	75	82
Worldwide fleet:
Deepwater	102	104	105
Towing-supply	106	108	112
Other	41	43	48
Total	249	255	265
Stacked vessels	(103)	(112)	(101)
Active vessels	146	143	164

Total active	146	143	164
Total stacked	103	112	101
Total joint venture and other vessels	8	8	8
Total	257	263	273

	Successor		Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Americas fleet:
Deepwater	37	41	41
Towing-supply	19	21	25
Other	8	8	9
Total	64	70	75
Stacked vessels	(38)	(37)	(33)
Active vessels	26	33	42
Middle East/Asia Pacific fleet:
Deepwater	21	22	21
Towing-supply	43	44	46
Other	1	1	1
Total	65	67	68
Stacked vessels	(24)	(25)	(24)
Active vessels	41	42	44
Africa/Europe fleet:
Deepwater	44	41	42
Towing-supply	44	44	43
Other	32	36	38
Total	120	121	123
Stacked vessels	(41)	(48)	(38)
Active vessels	79	73	85
Worldwide fleet:
Deepwater	102	104	104
Towing-supply	106	109	114
Other	41	45	48
Total	249	258	266
Stacked vessels	(103)	(110)	(95)
Active vessels	146	148	171

Total active	146	148	171
Total stacked	103	110	95
Total joint venture and other vessels	8	8	9
Total	257	266	275

Owned or chartered vessels include our stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical chartering opportunities arise, stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics. The company had 91, 109 and 115 stacked vessels at September 30, 2017, July 31, 2017 and September 30, 2016, respectively. The above average vessel count at September 30, 2017, July 31, 2017 and September 30, 2016 also included 14, 16 and 16 leased vessels, respectively, for which the company has terminated its lease agreements in accordance with the Plan of Reorganization.

The following is a summary of net properties and equipment at September 30, 2017 and March 31, 2017:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Properties and equipment:
Vessels and related equipment	$854,403	3,407,760
Other properties and equipment	22,424	69,670
	876,827	3,477,430
Less accumulated depreciation and amortization	8,138	612,668
Net properties and equipment	$868,689	2,864,762

	Successor		Predecessor
	September 30, 2017		March 31, 2017
	Number	Carrying	Number	Carrying
	Of Vessels (B)	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	143	$634,069	143	$1,990,049
Stacked vessels	89	202,948	101	793,606
Marine equipment and other assets under construction		9,736		53,611
Other property and equipment (A)		21,936		27,496
Totals	232	$868,689	244	$2,864,762

(A)	Other property and equipment includes eight remotely operated vehicles.

(B)	Vessel count excludes vessels operated under sale leaseback agreements.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
	September 30, 2017	July 31, 2017	September 30, 2016
Number of vessels disposed by vessel type: (A)
Deepwater PSVs	—	—	1
Towing-supply vessels	3	2	5
Other	2	5	1
Total	5	7	7
Number of vessels disposed by segment:
Americas	—	2	6
Middle East/Asia Pacific	3	—	—
Africa/Europe	2	5	1
Total	5	7	7

(A)    Vessel dispositions exclude the return of leased vessels to their respective owners.

Vessel Commitments at September 30, 2017

During the quarter ended March 31, 2017, the company rejected the delivery of a PSV under construction and withheld the final contractual milestone payment for failure of the vessel to meet certain significant contract specifications.  Thereafter, the company delivered a formal notice of default to the shipyard demanding a cure of the deficiencies, after which the shipyard declared the company in default for refusing to accept delivery. Subsequently, the company submitted a demand to the shipyard seeking a refund of all amounts paid by the company to date, totaling approximately $43 million plus accrued contractual interest.  In March 2017, the shipyard filed a notice of arbitration alleging breach of contract with respect to the company’s rejection of the PSV and anticipatory breach of contract based on the company’s anticipated rejection of a second PSV under construction. Through this arbitration, the shipyard is seeking an order requiring the company to take delivery of both vessels and to reimburse the shipyard for certain costs incurred by the shipyard.  The company, on the other hand, is seeking the full refund referenced above or, in the alternative, a substantial reduction in the price of the rejected vessel.   Approximately $48.7 million of accumulated costs for the rejected vessel have been reclassified from construction in progress to other assets and it is not included in our vessel count. The shipyard has also informed the company that the construction of a second PSV has been suspended and may not be tendered for delivery given the ongoing dispute. Accordingly, the expected delivery date is not known. Subsequent to September 30, 2017, the parties have engaged in settlement negotiations to resolve all outstanding disputes related to both vessels. Given that these negotiations are ongoing, however, it is not known at this time whether the disputes will be ultimately resolved. Pending these negotiations, the parties have asked a newly appointed arbitration panel to suspend its activities. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, a valuation analysis was performed on these vessels in their current state. As of September 30, 2017 these vessels are valued at $ 7.0 million each.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration.  During 2016 the company reclassified the remaining accumulated costs of $5.6 million from construction in progress to other assets as an insurance receivable. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017 a valuation analysis was performed to assess the likelihood and extent of the recovery of the disputed amount and as a result, the remaining insurance receivable has been valued at $1.8 million as of July 31, 2017 and September 30, 2017.

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

We believe we have sufficient liquidity and financial capacity to support the continued investment in the remaining vessel under construction. In recent years, we have funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes. See “Liquidity, Capital Resources and Other” below and “Indebtedness – New Secured Notes” below for additional information on limitations for certain of these funding sources going forward. We have approximately $5.5 million in unfunded capital commitments associated with the vessel under construction at September 30, 2017.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total, consist of the following components:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Personnel	$10,129	14%	4,662	13%	17,829	12%
Office and property	2,488	3%	1,210	3%	4,394	3%
Sales and marketing	354	1%	196	1%	1,022	1%
Professional services	2,348	3%	597	1%	6,892	5%
Other	927	1%	2,108	6%	2,817	2%
Total	$16,246	22%	8,773	24%	32,954	23%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Personnel	$10,129	14%	20,919	14%	37,220	12%
Office and property	2,488	3%	5,109	3%	9,298	3%
Sales and marketing	354	1%	844	1%	2,334	1%
Professional services	2,348	3%	10,757	7%	16,303	5%
Other	927	1%	4,203	3%	4,846	1%
Total	$16,246	22%	41,832	28%	70,001	22%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		July 1, 2017		Three Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operations	$11,214	69%	5,879	67%	22,337	68%
Other operating activities	235	1%	54	1%	611	2%
Corporate	4,797	30%	2,840	32%	10,006	30%
Total	$16,246	100%	8,773	100%	32,954	100%

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017		Six Months
	through		through		Ended
	September 30, 2017		July 31, 2017		September 30, 2016
(In thousands)		%		%		%
Vessel operations	$11,214	69%	23,881	57%	48,253	69%
Other operating activities	235	1%	409	1%	1,249	2%
Corporate	4,797	30%	17,542	42%	20,499	29%
Total	$16,246	100%	41,832	100%	70,001	100%

The company has continued its efforts to reduce overhead costs due to the downturn in the offshore oil services market. Such efforts have included wage and headcount reductions, shore-based office consolidations and reductions in compensation and benefits for shore-based staff. These cost reductions have been partially offset by an increase in professional services expenses primarily related to our efforts to renegotiate the terms of various debt arrangements and related consulting services which are classified as corporate general and administrative expenses up until our Petition Date of May 17, 2017. During the period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $6.7 million of professional services expenses related to debt negotiations as general and administrative expenses. During the quarter and six-month ended September 30, 2016 (Predecessor) the company recognized $3.1 million and $7.0 million, respectively, of professional services expenses related to debt negotiations as general and administrative expenses.

During the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), the company recognized $0.6 million and $22.8 million, respectively, of professional services expenses related to debt negotiations as reorganization items, respectively. During the period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $28.0 million of such professional services expenses as reorganization items.

Liquidity, Capital Resources and Other Matters

At September 30, 2017, we had $460 million of cash and cash equivalents.  As of our Emergence Date, we no longer have a revolving line of credit. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt based on stated maturities and required payments on remaining vessel construction commitments.

With the Effective Date of the Plan on July 31, 2017, $225 million of cash was, or will be, paid to impaired creditors pursuant to the Plan and approximately $1.6 billion of debt, net, was eliminated, leaving approximately $440 million of total debt outstanding.  Total debt outstanding on July 31, 2017 includes $350 million of newly issued, 5-year, senior secured notes, which bear interest at 8.00% per annum. See “Bankruptcy Proceedings and Emergence” above and “Indebtedness – New Secured Notes” below for additional information.

Availability of Cash

At September 30, 2017, we had $460 million in cash and cash equivalents, of which $120.8 million was held by foreign subsidiaries, the majority of which is available to the company without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters prior to the cash being made available for remittance to the company’s domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States. The $225 million of cash paid to creditors pursuant to the terms of the RSA was funded by foreign subsidiaries through the repayment of intercompany liabilities. If, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce our available cash to fund our operations by the amount of taxes paid.

Indebtedness

The following is a summary of all debt outstanding at September 30, 2017 and March 31, 2017:

	Successor	Predecessor
	September 30,	March 31,
(In thousands)	2017	2017
Term loan (A)	$—	300,000
Revolving line of credit (A) (B)	—	600,000
September 2013 senior unsecured notes (A)	—	500,000
August 2011 senior unsecured notes (A)	—	165,000
September 2010 senior unsecured notes (A)	—	382,500
New secured notes (A)	350,000	—
New secured notes - premium	14,987	—
Troms Offshore borrowings:
May 2015 notes (C)	26,115	27,421
May 2015 notes - discount	(1,927)	—
March 2015 notes (C)	23,345	24,573
March 2015 notes - discount	(1,755)	—
January 2014 notes (C) (D)	26,687	26,167
January 2014 notes - discount	(1,707)	—
May 2012 notes (C) (D)	14,980	14,864
May 2012 notes - premium	126	—
	450,851	2,040,525
Less: Deferred debt issue costs	—	6,401
Less: Current portion of long-term debt	5,174	2,034,124
Total long-term debt	$445,677	—

(A)

As of September 30, 2017 the fair value (Level 2) of the New Secured Notes was $357.7 million. As of March 31, 2017 the aggregate fair value (Level 2) of the term loan, revolver and senior notes was $1.1 billion.

(B)	The revolver was fully drawn at March 31, 2017.

(C)

Notes require semi-annual principal and interest payments.  As of September 30, 2017 and March 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $90.9 million and $92.9 million, respectively.

(D)	Notes are denominated in Norwegian kroner (NOK)

New Secured Notes

On July 31, 2017, pursuant to the terms of the Plan, the company entered into an indenture (the “Indenture”) by and among the company, the wholly-owned subsidiaries named as guarantors therein (the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), and issued $350 million aggregate principal amount of the company’s new 8.00% Senior Secured Notes due 2022 (the “New Secured Notes”).

The New Secured Notes will mature on August 1, 2022. Interest on the New Secured Notes will accrue at a rate of 8.00% per annum payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year in cash, beginning November 1, 2017. The New Secured Notes are secured by substantially all of the assets of the company and its Guarantors.

The New Secured Notes have minimum interest coverage requirement (EBITDA/Interest), for which compliance will first be measured for the twelve months ending June 30, 2019. Minimum liquidity requirements and other covenants are set forth in the Indenture.  The Indenture also contains certain customary events of default.

Until terminated under the circumstances described in this paragraph, the New Secured Notes and the guarantees by the Guarantors will be secured by the Collateral (as defined in the Indenture) pursuant to the terms of the Indenture and the related security documents. The Trustee’s liens upon the Collateral and the right of the holders of the New Secured Notes to the benefits and proceeds of the Trustee’s liens on the Collateral will terminate and be discharged in certain circumstances described in the Indenture, including: (i) upon satisfaction and discharge of the Indenture in accordance with the terms thereof; or (ii) as to any Collateral of the company or the Guarantors that is sold, transferred or otherwise disposed of by the company or the Guarantors in a transaction or other circumstance that complies with the terms of the Indenture, at the time of such sale, transfer or other disposition.

The company is obligated to offer to holders of the New Secured Notes under the Indenture to repurchase the New Secured Notes at par in amounts up to 100% or less of asset sale proceeds depending upon the types of assets sold as defined in the Indenture.

Modifications to Troms Offshore Borrowings

Concurrent with the July 31, 2017 Effective Date of the Plan, the Troms Offshore credit agreement was amended and restated to (i) reduce by 50% the required principal payments due from the Effective Date through March 31, 2019, (ii) modestly increase the interest rates on amounts outstanding through April 2023, and (iii) provide for security and additional guarantees, including (a) mortgages on six vessels and related assignments of earnings and insurances, (b) share pledges by Troms Offshore and certain subsidiaries of Troms Offshore, and (c) guarantees by certain subsidiaries of Troms Offshore.

The Troms Offshore borrowings continue to require semi-annual principal payments and bear interest at fixed rates based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio. As of September 30, 2017, the weighted average interest rate of the four tranches of Troms Offshore borrowings was 5.01%.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	July 1, 2017	Three Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Interest and debt costs incurred, net of interest capitalized	$5,240	574	18,477
Interest costs capitalized	—	—	1,101
Total interest and debt costs	$5,240	574	19,578

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Interest and debt costs incurred, net of interest capitalized	$5,240	11,179	35,431
Interest costs capitalized	—	—	2,494
Total interest and debt costs	$5,240	11,179	37,925

The company recognized interest expense incurred subsequent to its Petition Date date only to the extent that such interest was paid during the proceedings or that it is probable that it would be an allowed claim.  Accrued interest on the term loan, revolving line of credit and senior notes subsequent to the Petition Date was not an allowed claim in the Plan; therefore, the company did not record interest expense subsequent to that date. Had the term loan, revolving line of credit and senior notes not been compromised by the Plan, interest expense through the Effective Date of July 31, 2017 would have been approximately $27 million.

Operating Activities

Net cash used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash used in operating activities, is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Net loss	$(15,527)	(1,646,909)	(266,266)
Reorganization items	—	1,368,882	—
Depreciation and amortization	8,138	47,447	88,397
Amortization of deferred drydocking and survey costs	4	—	—
Amortization of debt premiums and discounts	(281)	—	—
Provision for deferred income taxes	—	(5,543)	—
Gain on asset dispositions, net	(4)	(3,560)	(11,896)
Asset impairments	—	184,748	166,448
Changes in operating assets and liabilities	(6,348)	34,592	(4,046)
Changes in due to/from affiliate, net	(3,920)	1,301	25,792
Other non-cash items	129	(2,545)	969
Net cash used in operating activities	$(17,809)	(21,587)	(602)

Cash flows used in operations for the period August 1, 2017 through September 30, 2017 was $17.8 million and reflects a net loss of $15.5 million, which includes non-cash depreciation and amortization of $8.1 million. Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $10.1 million of net cash primarily due to decreases in accrued expenses and commission payments made to the Sonatide joint venture.

Cash flows used in operations for the period April 1, 2017 through July 31, 2017 was $21.6 million and reflects a net loss of $1.6 billion, which included non-cash reorganization items of $1.4 billion, asset impairments of $184.7 million and depreciation and amortization of $47.4 million. Changes in operating assets and liabilities provided $34.6 million of net cash and included increases in trade payables of $8.2 million and increases to accrued expenses of payable of $17.2 million (of which an increase of $7.9 million was related to reorganization-related professional fees) and a reduction in accounts receivables of $6.4 million. Changes in due to/from affiliate provided $1.3 million of cash primarily as a result of more modest cash repatriations from our Sonatide joint venture.

Cash flows used in operations for the six months ended September 30, 2017 was $0.6 million and reflects a net loss of $266.3 million, which included non-cash asset impairment charges of $166.5 million and depreciation and amortization of $88.4 million, which were partially offset by gains on asset dispositions, net of $11.9 million. Changes in our net due to/from affiliate, which provided $25.8 million, was the result of cash repatriated from our Sonatide joint venture and were partially offset by changes in our operating assets and liabilities which used net cash of $4 million.

Investing Activities

Net cash provided by investing activities, is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Proceeds from the sale of assets	$4,875	2,172	1,839
Additions to properties and equipment	(589)	(2,265)	(9,509)
Payments related to novated vessel construction contract	—	5,272	—
Refunds from cancelled vessel construction contracts	—	—	11,515
Net cash provided by investing activities	$4,286	5,179	3,845

Investing activities for the period August 1, 2017 through September 30, 2017 provided $4.3 million of net cash, reflecting proceeds from the sale of assets of $4.9 million, which was partially offset by an increase to properties and equipment of $0.6 million. Additions to properties and equipment for the period August 1, 2017 through September 30, 2017 were comprised of approximately $0.5 million in capitalized upgrades to existing vessels and equipment and $0.1 million for the construction of offshore support vessels.

Investing activities for the period April 1, 2017 through July 31, 2017 provided $5.2 million of net cash, reflecting the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of the company’s obligations related to a vessel under construction at an international shipyard and proceeds received from the sale of seven vessels and other assets of $2.2 million. Additions to properties and equipment for the period April 1, 2017 through July 31, 2017 were comprised of approximately $1.3 million in capitalized upgrades to existing vessels and equipment and $0.9 million for the construction of offshore support vessels.

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

Financing Activities

Net cash used in financing activities, is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017	Six Months
	through	through	Ended
(In thousands)	September 30, 2017	July 31, 2017	September 30, 2016
Principal payment on long-term debt	$—	(5,124)	(5,036)
Cash payments to General Unsecured Creditors	(87,366)	(122,806)	—
Cash received for issuance of common stock	1	—	—
Other	—	(1,200)	(1,722)
Net cash used in financing activities	$(87,365)	(129,130)	(6,758)

Financing activities for the period August 1, 2017 through September 30, 2017 used $87.4 million of net cash, as a result of payments made to creditors pursuant to the Plan of Reorganization of $87.4 million.  Financing activities for the period April 1, 2017 through July 31, 2017 used $129.1 million of cash as a result of payments made to creditors pursuant to the Plan of Reorganization of $122.8 million, $5.1 million of scheduled semiannual principal payments on Troms debt and $1.2 million of commissions paid to a non-controlling owner of a consolidated joint venture entity.

Financing activities for the six months ended September 30, 2016 used $6.8 million of cash, primarily due to $5 million of scheduled semiannual principal payments on Troms debt.

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with a smaller number of newer, larger and more efficient vessels that have a more extensive range of capabilities and have one remaining vessel currently under construction. We anticipate that we will use available cash in order to fund the remaining $5.5 million due on this remaining vessel. Refer to the “Vessel Commitments at September 30, 2017” section of Management’s Discussion and Analysis for more information on the status of vessels currently under construction.

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

Brazilian Customs.  In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $49 million as of September 30, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of September 30, 2017). The company intends to appeal this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.9 million as of September 30, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.5 million as of September 30, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $38.6 million as of September 30, 2017) of the original 155 million Brazilian reais of fines are now formally resolved in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad. In early 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to calendar 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings. We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. With respect to certain of our amended vessel repair entries, CBP has advised us that it is contemplating the assessment of civil penalties and interest for alleged violations of the vessel repair statute. In accordance with CBP regulations, we are protesting the assessment of civil penalties and interest and are requesting mitigation of those civil penalties. We anticipate that CBP will seek to impose additional vessel repair duty, civil penalties and interest pending its review of our other amended filings and we will continue to protest any such determinations in accordance with CBP’s guidelines. Therefore, the final amount of vessel repair duty and/or civil penalties and interest associated with amending various vessel repair entries is not known at this time.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($16.6 million as of September 30, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $55.5 million as of September 30, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding our vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. We did not have any other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since March 31, 2017, except as noted below. The following table and discussion summarizes the changes to our consolidated contractual obligations as of September 30, 2017 through December 31, 2017, and the next four years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Year
	Total	Oct 1 through Dec 31, 2017	2018	2019	2020	2021	More Than 5 Years

New secured notes – principal	$350,000	—	—	—	—	—	350,000
New secured notes – interest	137,667	7,000	28,000	28,000	28,000	28,000	18,667
Troms Offshore debt – principal	91,127	1,188	5,174	8,949	10,349	10,349	55,118
Troms Offshore debt – interest	21,661	1,156	4,355	4,013	3,493	2,969	5,675
Total obligations	$600,455	9,344	37,529	40,962	41,842	41,318	429,460

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Sale/Leasebacks

In connection with the restructuring contemplated by the Plan, the Debtors filed a motion seeking to reject all Sale Leaseback Agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”). Pursuant to an order by the Bankruptcy Court in May 2017, the Sale Leaseback Agreements for all 16 leased vessels were rejected. Included in liabilities subject to compromise as of July 31, 2017 (Predecessor) was $260.2 million related to the claims of the Sale Leaseback Parties. As of September 30, 2017 (Successor), five claims had been settled for an aggregate $166.1 million and one claim, which had been reserved for at a maximum amount of $94.1 million, remained outstanding.

At the Petition Date, six of the sixteen leased vessels were operating throughout the world. Costs incurred subsequent to the Petition Date to mobilize those six vessels and prepare them for re-delivery to the lessors has been included in reorganization items for the period August 1, 2017 through September 30, 2017 (Successor).

Included in gain on asset dispositions, net for the period April 1, 2017 through July 31, 2017 (Predecessor), are $3 million of deferred gains from sale leaseback transactions which reflects gains recognized through the Petition Date of May 17, 2017. Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections.

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on June 12, 2017, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2017, regarding these critical accounting policies. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended March 31, 2017 except as described below:

Upon emergence from Chapter 11 bankruptcy, the company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) No. 852, "Reorganizations" (ASC 852) which resulted in the company becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, the company's assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, the company's unaudited condensed consolidated financial statements subsequent to July 31, 2017 may not be comparable to its unaudited condensed consolidated financial statements prior to July 31, 2017. Refer to Note 3, "Fresh-start Accounting," for further details on the impact of fresh-start accounting on the company's unaudited condensed consolidated financial statements.

Concurrent with emergence from the Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking which are not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements which either extend the vessel’s useful life or increase the vessels functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Upon emergence from Chapter 11 bankruptcy the Successor Company, to better reflect the current offshore supply vessel market, changed the estimated useful lives for vessels having 25 year useful lives to 20 years. Additionally, salvage values for vessels were changed from 10% to 7.5%.

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

New Secured Notes

The New Secured Notes bear interest at fixed rates; therefore, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our New Secured Notes, as of
September 30, 2017, would change with a 100 basis-point increase or decrease in market interest rates.

	Successor
(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$350,000	357,700	337,577	365,486

Troms Offshore Debt

Troms Offshore had 331.8 million NOK, or $41.7 million, as well as $49.5 million of U.S. denominated outstanding fixed rate debt at September 30, 2017. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of September 30, 2017, would change with a 100 basis-point increase or decrease in market interest rates:

	Successor
(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$91,127	90,893	87,171	94,849

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

As of September 30, 2017, Sonatide maintained the equivalent of approximately $91 million of Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to the company. Any devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by the company. A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $100 million would cause our equity in net earnings of unconsolidated companies to be reduced by $4.9 million.

Derivatives

The company had 44 outstanding spot contracts at September 30, 2017, which had a notional value of $1.9 million and settled October 2, 2017. The company had six foreign exchange spot contracts outstanding at March 31, 2017, which had a notional value of $1.5 million and settled April 4, 2017.

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

CEO and CFO Certificates

Included as exhibits to this Quarterly Report on Form 10-Q are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act'), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($16.6 million as of September 30, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $55.5 million as of September 30, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company was successful in having the award recognized and entered in March 2015 as a final judgment by the United States District Court for the Southern District of New York.  In addition, the company was successful in having the award recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales.  Even with the recognition of the award in the United States and United Kingdom courts, the company recognizes that collection of the award may present significant practical challenges. The company is accounting for this matter as a gain contingency and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

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

On November 7, 2017 Joseph M .Bennett, Executive Vice-President and Chief Investor Relations Officer of Tidewater Inc. (the “Company”) notified the Company of his intent to retire from all positions with the Company effective December 31, 2017.

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

4.1

Indenture for 8.00% Senior Secured Notes due 2022 among Tidewater Inc., each of the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent dated July 31, 2017 (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.1

Creditor Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.2

Existing Equity Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.3+	Tidewater Inc. 2017 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.4+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (emergence grants to certain officers) (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on August 22, 2017, File No. 1-6311).

10.5+*	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (grants to non-employee directors).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit Number	Description
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 9, 2017	/s/ Larry T. Rigdon
Larry T. Rigdon
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 9, 2017	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2017	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)