Form 10-KT
period 2017-12-31
TIDEWATER INC
filed 2018-03-15
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2017 to December 31, 2017.

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. Employer Identification No.)
6002 Rogerdale Road, Suite 600 Houston, Texas	77072
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 470-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,822,170 based on the closing sales price as reported on the New York Stock Exchange of $0.72.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 28, 2018, 23,658,153 shares of the registrant’s common stock $0.001 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year are incorporated by reference into Part III of this Transition Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE TRANSITION PERIOD FROM APRIL 1, 2017 TO DECEMBER 31, 2017

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Transition Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance.  Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Transition Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, uncertainties related to our emergence from Chapter 11 proceedings, including relating to our implementation of fresh start accounting and new accounting policies and our consolidation activities; volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Transition Report on Form 10-K, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control. Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in greater detail elsewhere in this Transition Report on Form 10-K. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Transition Report on Form 10-K, the company may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of its investors and potential investors and in an effort to provide information available in the market that will lead to a better understanding of the market environment in which the company operates. The company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

PART I

This section highlights information that is discussed in more detail in the remainder of the document. We use the terms “Tidewater,” the “company,” “we,” “us” and “our” to refer to Tidewater Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange under the symbol “TDW”, provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. The company was incorporated in 1956 and conducts its operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has either majority or occasionally non-controlling interests (generally where required to satisfy local ownership or local content requirements). Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries. On July 31, 2017, Tidewater successfully emerged from Chapter 11 bankruptcy proceedings.

Explanatory Note Regarding the Change in Fiscal Year End

On September 12, 2017, the Board of Directors approved changing the company’s fiscal year from a fiscal year ending on March 31 to a fiscal year ending on December 31, beginning with the period ending December 31, 2017. This Transition Report on Form 10-K covers the period from April 1, 2017 to December 31, 2017, which is the period between the close of the company’s immediately prior fiscal year and the opening date of the company’s newly selected fiscal year.

About Tidewater

The company’s vessels and associated vessel services provide support for all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

The company has one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world’s significant offshore crude oil and natural gas exploration and production regions. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships. The company is also one of the most experienced international operators in the offshore energy industry with over 60 years of international experience.

The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At December 31, 2017, the company owned 227 vessels (excluding eight joint venture vessels, but including 89 stacked vessels) available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for additional information regarding our stacked vessels.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore support vessel fleet. As is the case with other offshore-focused energy service companies, our business activity is largely dependent on offshore exploration, field development and production activity by our customers. Our customers’ business activity, in turn, is dependent on actual and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

Reorganization of Tidewater

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). The Plan was confirmed on July 17, 2017 by the Bankruptcy Court. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for further details on the company's Chapter 11 bankruptcy and emergence.

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

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an exercise price of $57.06 per share, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an exercise price of $62.28 per share. The Series A Warrants are exercisable for 2.4 million shares of common stock while the Series B Warrants are exercisable for 2.6 million shares of common stock. The Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. If, during the six-month period immediately preceding the Series A and Series B Warrants’ termination date, a non-U.S. Citizen is precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor Warrants, with one such warrant being issued for each share of common stock into which the Series A or Series B Warrants were otherwise convertible.

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

As of July 31, 2017, the date of the company’s emergence from Chapter 11 bankruptcy (the “Effective Date”), the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims, and a portion of the emergence consideration (including cash, New Creditor Warrants and New Secured Notes, and based on up to $260.2 million of possible additional Sale Leaseback Claims) was set aside to allow for the settlement and payout of the Sale Leaseback Parties’ claims as they were settled. The company successfully reached agreement with the Sale Leaseback Parties between August and November 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled. The remaining emergence consideration withheld was distributed pro-rata to holders of allowed General Unsecured Claims, including the remaining Sale Leaseback Parties, in December 2017 and January 2018.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

Fresh Start Accounting

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

Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit balance as of the fresh-start reporting date. Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. Our adoption of fresh-start accounting may materially affect our results of operations following the Effective Date (primarily through a corresponding reduction in depreciation expense), as we will have a new basis in our assets and liabilities. As a result of the adoption of fresh-start accounting and the effects of the implementation of the Plan, our consolidated financial statements subsequent to July 31, 2017 may not be comparable to our consolidated financial statements prior to July 31, 2017, and as such, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

Concurrent with the company’s emergence from Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Under the company’s new policy, costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel will continue to be expensed as incurred. Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Upon emergence from Chapter 11 bankruptcy, the Successor Company, to better reflect the current offshore supply vessel market, changed the estimated useful lives for vessels previously having 25 year useful lives to 20 years. Additionally, assumed salvage values for vessels at the end of such vessels’ estimated useful life were changed from 10% of original cost at year 25 to not more than 7.5% of original cost at year 20.

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 6002 Rogerdale Road, Suite 600, Houston, Texas 77072, and its telephone number is (713) 470-5300. The company’s U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Amsterdam, Holland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Al Khobar, Kingdom of Saudi Arabia; Dubai, United Arab Emirates; and Oslo and Tromso, Norway. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

Business Segments

The company previously managed and measured business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East and Africa/Europe. At the time of its emergence from bankruptcy on July 31, 2017, the company combined operations in its legacy Middle East and Asia/Pacific segments into a single Middle East/Asia Pacific segment. The company’s Americas and Africa/Europe segments were not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. The Predecessor period from April 1, 2017 through July 31, 2017, and the year ended March 31, 2017 have been recast to conform to the new segment alignment. Our Americas segment includes the activities of our North American operations, which include operations in the U.S. Gulf of Mexico (GOM) and U.S. and Canadian coastal waters of the Pacific and Atlantic oceans, as well as operations offshore Mexico, Trinidad and Brazil. Our Middle East/Asia Pacific segment includes our operations in the Arabian Gulf, offshore India, Australian, Southeast Asian and Western Pacific operations. Our Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations in and around the Caspian Sea, the Mediterranean and Red Seas, the Black Sea, the North Sea and certain other arctic/cold water markets.

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

Please refer to Item 7 of this Transition Report on Form 10-K for a more detailed discussion of the company’s segments, including the macroeconomic environment in which we operate. In addition, please refer to Note (17) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for segment, geographical data and major customer information.

Geographic Areas of Operation

The company’s fleet is deployed in the major global offshore oil and gas areas of the world. Revenues and operating profit derived from our operations along with total assets for our segments are summarized below:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Revenues:
Vessel revenues:
Americas	$45,784	40,848	159,310
Middle East/Asia Pacific	39,845	36,313	87,940
Africa/Europe	86,255	69,436	179,661
Other operating revenues	6,869	4,772	13,951
	$178,753	151,369	440,862
Vessel operating profit (loss):
Americas	$(1,599)	(22,549)	(11,745)
Middle East/Asia Pacific	451	(1,434)	(19,146)
Africa/Europe	811	(21,508)	(38,940)
	(337)	(45,491)	(69,831)
Other operating profit (loss)	1,614	876	(1,323)
	1,277	(44,615)	(71,154)

Corporate general and administrative expenses (A)	(14,823)	(17,542)	(33,632)
Corporate depreciation	(166)	(704)	(1,892)
Corporate expenses	(14,989)	(18,246)	(35,524)

Gain on asset dispositions, net	6,616	3,561	18,035
Asset impairments	(16,777)	(184,748)	(419,870)
Operating loss	$(23,873)	(244,048)	(508,513)
Total assets:
Americas	$164,958	714,891	832,628
Middle East/Asia Pacific	48,268	424,896	631,152
Africa/Europe	1,035,456	1,875,371	1,965,423
	1,248,682	3,015,158	3,429,203
Other	2,443	20,392	23,120
	1,251,125	3,035,550	3,452,323
Investments in and advances to unconsolidated companies	29,216	49,367	42,516
	1,280,341	3,084,917	3,494,839
Corporate	465,839	799,752	820,360
Total assets	$1,746,180	3,884,669	4,315,199

(A)

Restructuring-related professional services costs for the five month period from August 1, 2017 through December 31, 2017 (Successor) are included in reorganization items. Included in corporate general and administrative expenses for the four month period from April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $6.7 million and $12.2 million of restructuring related professional service costs, respectively.

Please refer to Item 7 of this Transition Report on Form 10-K and Note (17) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet

The company operates one of the largest fleets of new offshore support vessels among its competitors in the industry. The company will continue to carefully consider whether future proposed investments and transactions have the appropriate risk/return-on-investment profile.

The average age of the company’s 227 owned vessels (excluding joint-venture vessels) at December 31, 2017 is approximately 9.0 years. The average age of the company’s 138 active vessels at December 31, 2017 is 7.7 years. Of the company’s 227 vessels, 97 are deepwater platform supply vessels (PSVs) or deepwater anchor handling towing supply (AHTS) vessels, and 93 vessels are non-deepwater towing-supply vessels, which include both smaller PSVs and smaller AHTS vessels that primarily serve the jack-up drilling market. Included within our “other” vessel class are 37 vessels which are primarily crew boats and offshore tugs.

At December 31, 2017, the company had a commitment to build one deepwater PSV, with approximately 5,400 deadweight tons of cargo carrying capacity, at a total cost, including contract costs and other incidental costs, of approximately $54.2 million. At December 31, 2017, the company had invested approximately $49.7 million in progress payments towards the construction of the vessel, and the remaining expenditures necessary to complete construction was estimated at $4.5 million.

Further discussions of our vessel construction, acquisition and replacement program, including the various settlement agreements with certain international shipyards related to the construction of vessels and our capital commitments, scheduled delivery dates and recent vessel sales are disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Transition Report on Form 10-K also contains a table comparing the actual December 31, 2017 vessel count and the average number of vessels by class and geographic distribution during the nine month transition period ended December 31, 2017 and the nine months ended December 31, 2016.

Our Vessel Classifications

Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. We disclose our vessel statistical information, including revenue, utilization and average day rates, by vessel class. Listed below are our three major vessel classes along with a description of the type of vessels categorized in each vessel class and the services the respective vessels typically perform. Tables comparing the average size of the company’s vessel fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this Transition Report on Form 10-K.

Deepwater Vessels

Deepwater vessels, in the aggregate, are generally the company’s largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large PSVs (typically greater than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) and large, higher-horsepower AHTS vessels (generally greater than 10,000 horsepower). These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessel to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers have high standards in regards to safety and other operational competencies and capabilities, in part to meet the more stringent regulatory standards, especially in the wake of the 2010 Macondo incident.

Our deepwater class of vessel also includes specialty vessels that can support offshore well stimulation, construction work, subsea services and/or serve as remote accommodation facilities. These vessels are generally available for routine supply and towing services, but these vessels are also outfitted, and primarily intended, for specialty services. For example, these vessels can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems. Included in the specialty vessel category is the company’s one multi-purpose platform supply vessel (MPSV). Our MPSV is approximately 311 feet in length, has a 100-ton active heave compensating crane, a moonpool and a helideck and is designed for subsea service and light construction support activities. This vessel is significantly larger in size, more versatile, and more specialized than the PSVs discussed above, and typically commands a higher day rate.

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

Revenue Contribution by Major Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
	December 31, 2017	July 31, 2017	(unaudited)
Deepwater	48.9%	44.1%	50.1%
Towing-supply	43.3%	49.9%	43.0%
Other	7.8%	6.0%	6.9%

Subsea Services

Historically, the company’s subsea services were composed primarily of seismic and subsea vessel support. During fiscal 2014 the company expanded its subsea services capabilities by hiring a dedicated group of employees with substantial remotely operated vehicle (ROV) and subsea expertise and by purchasing six work-class ROVs. Two additional higher specification work-class ROVs were added to the company’s fleet in fiscal 2015. In December 2017, the company sold its ROV equipment and related assets for a total purchase price of $23 million. This equipment and related assets constituted substantially all of the remaining assets of the ROV business of the company. While the company is no longer a direct provider of ROV equipment, the company intends to maintain expertise and the capability to provide subsea vessel support for potential future customer requirements.

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

The recent trend in crude oil prices and the current pricing outlook could lead to increased exploration, development and production activity as current prices for WTI and ICE Brent are approaching the range which some surveys have indicated that, if sustainable, our customers would begin to increase spending. However, a recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, has already begun and is expected to continue to precede a recovery in offshore activity and spending, much of which takes place in the international markets. These same analysts also expect that any material improvements in offshore exploration and development activity would likely not occur until calendar year 2019 or calendar year 2020, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Markit reports. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this Transition Report on Form 10-K.

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

The following table discloses our customers that accounted for 10% or more of total revenues:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
	December 31, 2017	July 31, 2017	(unaudited)
Chevron Corporation (A)	17.4%	17.5%	17.5%
Saudi Aramco	10.1%	11.7%	10.8%

(A)

79%, 78% and 78% percent of revenue generated by Chevron for the periods from August 1, 2017 through December 31, 2017 (Successor), April 1, 2017 through July 31, 2017 (Predecessor), and nine month period ended December 31, 2017 (Predecessor), respectively relates to activity in Angola.  Please refer to Sonatide Joint Venture disclosure below

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of these significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. Our five largest customers in aggregate accounted for approximately 45% and 48% of our total revenues for the periods from August 1, 2017 through December 31, 2017 (Successor) and from April 1, 2017 through July 31, 2017 (Predecessor), respectively. The ten largest customers in aggregate accounted for approximately 64% and 69% of our total revenues for the periods from August 1, 2017 through December 31, 2017 (Successor) and from April 1, 2017 through July 31, 2017 (Predecessor), respectively.

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

According to IHS-Markit, the global offshore support vessel market had approximately 255 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (245 vessels), on order or planned as of December 2017. The vessels under construction are scheduled to be delivered into the worldwide offshore vessel market primarily over the next 12 to 24 months. The current worldwide fleet of these classes of vessels is estimated at 3,445 vessels, of which we estimate that a significant portion are stacked or are not being actively marketed by the vessels’ owners. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including an estimated 560 vessels, or 16%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. An additional 345 vessels or 10% of the worldwide fleet, are at least 15 years old, but less than 25 years old. Older offshore support vessels, whether such vessels are at least 25 years old or at least 15 years old, could potentially be removed from the market in the future if the cost of extending such vessels’ lives is not economical, especially in light of recent market conditions.

Excluding the 560 vessels that are at least 25 years old from the overall population, the company estimates that the number of offshore support vessels under construction (245 vessels) represents approximately 8% of the remaining worldwide fleet of approximately 2,885 offshore support vessels. Excluding the 905 vessels that are at least 15 years old from the overall population, the number of offshore support vessels under construction (245 vessels) represents approximately 10% of the remaining worldwide fleet of approximately 2,540 offshore support vessels.

Although the future attrition rate of the older offshore support vessels cannot be determined with certainty, the company believes that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced offshore spending by our customers and potential customers. Similarly, the cancellation or deferral of delivery of some portion of the 245 offshore support vessels that are under construction according to IHS-Markit could also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced offshore spending by E&P companies.

In addition, we and other offshore support vessel owners have selectively stacked more recently constructed vessels as a result of the significant reduction in our customers’ offshore oil and gas-related activity and the resulting more challenging offshore support vessel market that has existed since late calendar 2014. The company has in the last 12 months been more actively selling/scrapping vessels the company believes will not be marketable in the current and expected near term future. Should market conditions continue to remain depressed, the stacking or underutilization of recently constructed vessels by the offshore supply vessel industry will likely continue.

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

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused in three areas: reducing the net receivable balance due to the company from Sonatide, its Angolan joint venture with Sonangol; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law, for services provided by the company to be paid for directly in U.S. dollars. The company’s efforts to respond to these challenges continue.

Amounts due from Sonatide (due from affiliate in the consolidated balance sheets) at December 31, 2017 and March 31, 2017 of approximately $230 million and $263 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide that are reimbursable by Sonatide or offsettable against costs incurred by Sonatide on behalf of the Company. Approximately $44 million of the balance at December 31, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $81 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds. In addition, the company owes Sonatide the aggregate sum of approximately $99 million, including $36 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

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

For the period from August 1, 2017 through December 31, 2017, the company collected (primarily through Sonatide) approximately $21 million from its Angolan operations. Of the $21 million collected, approximately $20 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $1 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $33 million during the period from August 1, 2017 through December 31, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2017 and March 31, 2017 of approximately $99 million and $133 million, respectively, represent amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the period from April 1, 2017 through July 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $34 million, or 23%, of its consolidated vessel revenue, from an average of approximately 50 company-owned vessels that are marketed through the Sonatide joint venture (21 of which were stacked on average during the period from April 1, 2017 through July 31, 2017). For the period from August 1, 2017 through December 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $34 million, or 20%, of its consolidated vessel revenue, from an average of approximately 43 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through December 31, 2017).  For the twelve months ended March 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $127 million, or 22%, of consolidated vessel revenue, from an average of approximately 58 company-owned vessels (20 of which were stacked on average during the twelve months ended March 31, 2017).

Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of December 31, 2017 and March 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $27 million and $45 million, respectively. As a result of fresh-start accounting the company’s investment in Sonatide was assigned a fair value based on the discounted cash flows of Sonatide’s operations. This resulted in a difference between the carrying value of the company’s investment balance and the company’s share of the net assets of the joint venture companies as of July 31, 2017 of approximately $28 million which will be amortized over ten years.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the period from April 1, 2017 through July 31, 2017, during the period from August 1, 2017 through December 31, 2017, and year ended March 31, 2017 has resulted in a net three, three and 22 vessels transferred out of Angola, respectively.

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

Government Regulation

The company is subject to various United States federal, state and local statutes and regulations governing the ownership, operation and maintenance of its vessels. The company’s U.S. flagged vessels are subject to the jurisdiction of the United States Coast Guard, the United States Customs and Border Protection, and the United States Maritime Administration. The company is also subject to international laws and conventions and the laws of international jurisdictions where the company and its offshore vessels operate.

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the rules and regulations promulgated thereunder (collectively, the “Jones Act”), the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens as defined by the Jones Act. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the Board of Directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. At the time of the company’s emergence from bankruptcy on July 31, 2017, approximately 22% of the company’s outstanding common stock was owned by non-US citizens. Based on information supplied to the company by its transfer agent, less than 24% of the company’s outstanding common stock was owned by non-U.S. citizens as of December 31, 2017.

The company’s vessel operations in the U.S. GOM are considered to be coastwise trade. United States law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 227 vessels owned or operated by the company at December 31, 2017, 218 vessels were registered under flags other than the United States and 9 vessels were registered under the U.S. flag.

All of the company’s offshore vessels are subject to either United States or international safety and classification standards or sometimes both. U.S. flagged deepwater PSVs, deepwater AHTS vessels, towing-supply vessels, and crewboats are required to undergo periodic inspections generally twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

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

Safety

We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. Personnel and resources are dedicated to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur throughout the company, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into the company’s on-going safety-related training. In addition, the company employs safety personnel to be responsible for administering the company’s safety programs and fostering the company’s safety culture. The company’s position is that each of its employees is a safety supervisor, who has the authority and the obligation to stop any operation that they deem to be unsafe.

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

Seasonality

The company’s global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, the company’s U.S. GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. The company’s vessels that operate offshore India in Southeast Asia and in the Western Pacific are impacted by the monsoon season, which moves across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, the company’s business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for the company’s offshore support vessels and other services than on any seasonal variation.

Employees

As of December 31, 2017, the company had approximately 4,700 employees worldwide, a reduction of approximately 810 from March 31, 2017, as a result of our efforts to reduce costs due to the downturn in the offshore oil services industry. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Available Information

We make available free of charge, on or through our website (www.tdw.com), our Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the company’s reports, proxy and information statements, and the company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the company’s website is not part of any report that it files with the SEC.

The company has adopted a Code of Business Conduct and Ethics (Code), which is applicable to its directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The Code is publicly available on our website at www.tdw.com. We will make timely disclosure by a Current Report on Form 8-K and on our website of any change to, or waiver from, the Code for our chief executive officer, chief financial officer and principal accounting officer. Any changes or waivers to the Code will be maintained on the company’s website for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 6002 Rogerdale Road, Suite 600, Houston, Texas, 77072.

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Transition Report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Transition Report on Form 10-K.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from those anticipated, projected or assumed in the forward-looking statements. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, stock price and cash flows. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Risks Relating to Our Business

The prices for oil and gas affect the level of capital spending by our customers.

Even in a more favorable commodity pricing climate, prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. The significant decline in crude oil and natural gas prices that began in 2014 has continued to cause many of our customers to significantly reduce drilling, completion and other production activities and related spending on our products and services through the transition period ended December 31, 2017. Some industry analysts expect that a further decrease in offshore spending is likely during calendar year 2018 and that any improvements in offshore exploration and development activity would likely not occur until late calendar year 2019 or early in calendar year 2020. In addition, the reduction in demand from our customers has resulted in an oversupply of the vessels available for service, and such oversupply has substantially reduced the prices we can charge our customers for our services.

Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and gas;

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC to change production levels;

•	sanctions imposed by the U.S., the European Union, or other governments against oil producing countries;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of (i) exploration and drilling activities, (ii) equipment, material, supplies or services that we furnish and (iii) oil and gas exports;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing (fracking) activities;

•

weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with oil and gas development and production operations;

•	political instability and social unrest in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);

•	the price and availability of alternative fuel and energy sources;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other major global currencies.

The depressed level of oil and natural gas prices significantly curtailed our customers’ drilling, completion and other production activities and related spending on our services. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The depressed levels of crude oil and natural gas prices has reduced significantly the energy industry’s level of capital spending and as long as current conditions persist, capital spending and demand for our services may remain similarly depressed. It is difficult to predict how long the current commodity price conditions will continue, or to what extent low commodity prices will affect our business. Because a prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, a downturn of any such duration would likely result in a significant decline in demand for offshore support services. Declining or continuing depressed oil and natural gas prices may result in negative pressures on:

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

Our customer base has undergone consolidation, and additional consolidation is possible.

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

We operate in a highly competitive industry, which could depress charter and utilization rates and adversely affect our financial performance. We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of our vessels; availability of vessels; safety and efficiency; cost of mobilizing vessels from one market to a different market; and national flag preference. In addition, competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

We derive a significant amount of revenue from a relatively small number of customers.

For the periods from August 1, 2017 through December 31, 2017 (Successor), April 1, 2017 through July 31, 2017 (Predecessor), and the twelve months ended March 31, 2017 (Predecessor), the five largest customers accounted for approximately 45%, 48% and 53%, respectively, of our total revenues, while the 10 largest customers accounted for approximately 64%, 69% and 75%, respectively, of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts, and/or refuse to award new contracts.

The rise in production of unconventional crude oil and gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and gas prices.

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

Uncertain economic conditions may lead our customers to postpone capital spending.

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit markets and reductions in our customers’ income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of our company and our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations, and seaborne refugee issues) can have a material negative effect on our business, revenues and profitability.

An increase in vessel supply without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition.

Over the past decade, the combination of historically high commodity prices and technological advances resulted in significant growth in deepwater exploration, field development and production. During this time, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and also when vessels migrate between markets. A discussion about our vessel fleet and vessel construction programs appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Transition Report on Form 10-K.

The offshore support vessel market has approximately 255 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction, on order or planned as of December 2017, which may be delivered to the worldwide offshore support vessel market primarily over the next 12  to 24 months, according to IHS-Markit. The current worldwide fleet of these classes of vessels is estimated at 3,445 vessels, according to the same source. An increase in vessel capacity without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

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

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country, including enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit, retain or obtain work visas for workers of international operations; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the United States; and import/export quotas and restrictions or other trade barriers, most of which are beyond the control of the company. See (i) the “Legal Proceedings” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K and (ii) “Sonatide Joint Venture” in Item 1 and Note (14) of Notes to Consolidated Financial Statements included in Item 8 in this Transition Report on Form 10-K for a discussion of our Sonatide joint venture in Angola. While we no longer operate in Venezuela, we have substantial operations in Brazil, Mexico, Saudi Arabia, Angola, Nigeria and throughout the west coast of Africa, which generate a large portion of our revenue, where we are exposed to the risks described above.

We are also subject to acts of piracy and kidnappings that put our assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities. Although we take what we consider to be prudent measures to protect our personnel and assets in markets that present these risks, including solicitation of advice from third-party experts, we have confronted these kinds of incidents in the past, and there can be no assurance we will not be subjected to them in the future.

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

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have recorded impairment charges of $16.4 million, $184.7 million and $484.7 million, during the period from August 1, 2017 through December 31, 2017 (Successor), the period from April 1, 2017 through July 31, 2017 (Predecessor) and the twelve month period ended March 31, 2017, respectively. In the event that offshore E&P industry conditions continue to deteriorate, or persist at current levels, the company could be subject to additional vessel impairments in future periods. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions we may take an impairment loss in the future. Additionally, there can be no assurance that we will not have to take additional impairment charges in the future if the currently depressed market conditions persist.

There are uncertainties in identifying and/or integrating acquisitions.

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

We may not be able to successfully enter or grow a new line of business.

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

We may have disruptions or disagreements with our foreign joint venture partners, which could lead to an unwinding of the joint venture.

We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Item 1 and Item 3 in this Transition Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola and our joint venture in Nigeria, respectively.

Our international operations expose us to currency devaluation and fluctuation risk.

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

As of December 31, 2017, Sonatide maintained the equivalent of approximately $81 million of Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to us. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% under the current joint venture structure would be borne by us.

Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.

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

With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act or similar worldwide anti-bribery laws.

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

There may be changes to, complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.

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

There may be changes in the laws governing U.S. taxation of foreign source income.

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

Approximately 90% of our revenues and a majority of our net income are generated by our operations outside of the United States. Our effective tax rate has historically averaged approximately 30% until recent years where the decline of the oil and gas market significantly impacted our operations and overall effective tax rate.  The effective tax rate for the current year is near zero due to the Company’s full valuation allowance position in the US and moderate foreign taxes paid in local jurisdictions compared to the Company’s significant net operating loss.

Changes in applicable tax regulations could negatively affect our financial results.  The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex.  The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS") recommended by the G8, G20 and Organization for Economic Cooperation and Development ("OECD"). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Any changes in environmental regulations could increase the cost of energy and future production of oil and gas.

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

A variety of regulatory developments, proposals and requirements have been introduced (and in some cases enacted) in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Notwithstanding the current downturn in the oil industry punctuated by lessened demand and lower oil prices, any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may have an adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our offshore support vessels and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets.  In addition, the increased regulation of environmental emissions may create greater incentives for the use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

Adoption of climate change and greenhouse gas restrictions could increase the cost of energy and future production of oil and gas.

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

We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.

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

Risks Related to Our Securities

Our common stock is subject to restriction on foreign ownership and possible required divestiture by non-U.S. Citizen stockholders.

Certain of our operations are conducted in the U.S. coastwise trade and are governed by the U.S. federal law commonly known as the Jones Act. The Jones Act restricts waterborne transportation of goods and passengers between points in the United States to vessels owned and controlled by “U.S. Citizens” as defined thereunder (which we refer to as U.S. Citizens). We could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of common stock in the company. Such loss could have a material adverse effect on our results of operations.

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize our Board of Directors to establish with respect to any class or series of capital stock of the company certain rules, policies and procedures, including procedures with respect to transfer of shares, to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our Board of Directors has determined that, all non-U.S. citizens in the aggregate may own up to 24% of the outstanding shares of common stock and any individual non-U.S. Citizen may own up to 4.9% of the outstanding shares of common stock.

On the Effective Date, approximately 22% of the company’s outstanding common stock was owned by non-U.S. Citizens. At and during such time that the permitted limit of ownership by non-U.S. Citizens is reached with respect to shares of common stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens. Any purported transfer of common stock in the company in violation of these ownership provisions will be ineffective to transfer the common stock or any voting, dividend or other rights associated with them. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities in the event that U.S. Citizens were unable to transfer shares in the company to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership requirement could discourage, delay or prevent a change of control of the company.

The market price of our securities is subject to volatility.

Upon emergence from the Chapter 11 proceeding, our old common stock was canceled and we issued new common stock. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as, our limited trading history subsequent to our emergence from bankruptcy, on occasion our securities are thinly traded, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Transition Report on Form 10-K.

Because we currently have no plans to pay cash dividends or other distributions on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently do not expect to pay any cash dividends or other distributions on our common stock in the foreseeable future. Any future determination to pay cash dividends or other distributions on our common stock will be at the sole discretion of our Board of Directors and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume cash more quickly than we anticipate potentially impairing our ability to make capital expenditures to maintain our fleet and other assets in suitable operating condition. If our cash flows from operating activities are not sufficient to fund capital expenditures, we would be required to further reduce these expenditures or to fund capital expenditures through debt or equity issuances or through alternative financing plans or selling assets. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.  Our ability to raise debt or equity capital or to refinance or restructure existing debt arrangements will depend on the condition of the capital markets and our financial condition at such time, among other things. Any limitations in our ability to finance future capital expenditures may limit our ability to respond to changes in customer preferences, technological change and other market conditions, which may diminish our competitive position within our sector.

If we issue additional equity securities, existing stockholders will experience dilution. Our Amended and Restated Certificate of Incorporation permits our Board of Directors to issue preferred stock which could have rights and preferences senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our common stock or other securities, diluting their interest or being subject to rights and preferences senior to their own.

If securities analysts do not publish research or reports about our business or if they downgrade or provide negative outlook on our securities or our industry, the price of our securities and our trading volume could decline.

The trading markets for our securities rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade or provide negative outlook on our securities or our industry or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities could decline. If one or more of these analysts ceases coverage of our business or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the price or trading volume of our securities to decline.

Anti-takeover provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated By-Laws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	the ability of our Board of Directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to present matters for consideration at our annual meetings;

•	limitations on convening special stockholder meetings;

•	the prohibition on stockholders to act by written consent;

•	supermajority vote of stockholders to amend certain provisions of the certificate of incorporation;

•	limitations on expanding the size of the board of directors;

•	the availability for issuance of additional shares of common stock; and

•

restrictions on the ability of any natural person or entity that does not satisfy the citizenship requirements of the U.S. maritime laws to own, in the aggregate, more than 24% of the outstanding shares of our common stock.

These anti-takeover provisions and foreign ownership limitations could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock and other securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.

We have a significant number of securities providing for the right to purchase of our common stock. Investors could be subject to increased dilution upon the exercise of our New Creditor Warrants on a nominal exercise price subject to Jones Act-related foreign ownership restrictions, and the exercise of our Series A Warrants and Series B Warrants. At the Effective Date, we issued 18,456,186 shares of common stock in the reorganized company, 2,432,432 Series A Warrants with a strike price of $57.06 per warrant, 2,629,657 Series B Warrants with a strike price of $62.28 per warrant and 7,684,453 New Creditor Warrants (with an additional 3,859,361 of New Creditor Warrants issuable related to the Sale Leaseback Claims which have since been resolved.). As of December 31, 2017, we had 7,884,006 shares of common stock issuable upon the exercise of the New Creditor Warrants, with an exercise price of $0.001 per share.  We also have up to 2,432,432 and 2,629,657 shares of common stock issuable upon the exercise of the 2,432,432 Series A Warrants and 2,629,657 Series B Warrants with exercise prices of $57.06 and $62.28, respectively.

Additionally, a total of 3,048,877 shares of common stock were reserved for issuance under the 2017 Stock Incentive Plan as equity-based awards to employees, directors and certain other persons. As of December 31, 2017, 1,157,646 of restricted shares have been granted under the 2017 Stock Incentive Plan and are subject to vesting requirements. The exercise of equity awards, including any restricted stock that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the value of their investment upon the exercise of the warrants and any restricted stock that may be granted or issued pursuant to the 2017 Stock Incentive Plan.

There may be a limited trading market for our New Creditor Warrants and you may have difficulty trading and obtaining quotations for New Creditor Warrants.

While there are trades of our New Creditor Warrants, there is currently no trading market for the New Creditor Warrants and there can be no assurance that an active trading market will develop.  The lack of an active market may impair your ability to sell your New Creditor Warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your New Creditor Warrants. While there are unsolicited quotes for our New Creditor Warrants on the OTC Pink Market, there is no market maker for this security on the OTC Pink Market.  As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our New Creditor Warrants. This severely limits the liquidity of our New Creditor Warrants, and will likely reduce the market price of our New Creditor Warrants.

There is no guarantee that the Series A Warrants and Series B Warrants issued by us in accordance with the Plan will become in the money, and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the strike price of each of the Series A Warrants and Series B Warrants, ($57.06 per share for Series A Warrants, and $62.28 per share for Series B Warrants), these warrants will have limited economic value, and they may expire with limited or no value. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Any material amendment to the terms of the warrant in a manner adverse to a holder would require holders of at least a certain percentage of the then outstanding warrants, but less than all holders, approve of such amendment.

We may not be able to maintain a listing of our common stock, Series A Warrants and Series B Warrants on the NYSE.

We must meet certain financial and liquidity criteria to maintain the listing of our securities on the NYSE. If we fail to meet any of the NYSE’s continued listing standards, our common stock, Series A Warrants or Series B Warrants may be delisted. A delisting of our common stock, Series A Warrants or Series B Warrants may materially impair our stockholders’ ability to buy and sell our common stock, Series A Warrants or Series B Warrants and could have an adverse effect on the market price of, and the efficiency of, the trading market for these securities. A delisting of our common stock, Series A Warrants or Series B Warrants could significantly impair our ability to raise capital.

Risks Related to Our Emergence from Our Chapter 11 Proceedings

We recently emerged from bankruptcy, during which time we prepared projected financial information that may not be updated and should not be relied upon by investors.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

We emerged from bankruptcy under Chapter 11 of the Bankruptcy Code on July 31, 2017. Upon our emergence from bankruptcy, we adopted fresh start accounting, as a consequence of which our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. In addition, we adopted new accounting policies related to cost recognition, the useful lives of our vessels and the anticipated salvage values of our vessels. Accordingly, our future financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in our historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our securities.

Upon our emergence from bankruptcy, the composition of our shareholder base and our Board of Directors changed significantly.

Pursuant to the Plan, the composition of our Board of Directors changed significantly upon our emergence from bankruptcy. Upon emergence from the bankruptcy, only one director, Jeffrey M. Platt, our former President and Chief Executive Officer, previously served on the board of directors of our Predecessor.  Following Mr. Platt’s retirement from the company, including from his membership on the Board of Directors, on October 15, 2017, our Board consists of six directors, with a non-executive Chairman of the Board, none of whom have previously served on the Board of Directors. The current directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors and, thus, may have different views on the issues that will determine the future of the company. There is no guarantee that the current Board will pursue, or will pursue in the same manner, our strategic plans in the same manner as our prior Board of Directors. As a result, the future strategy and plans of the company may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Our consolidation activities following the restructuring may not achieve the results we expect.

Following our restructuring in 2017, we implemented a number of consolidation measures in both our operations and corporate offices to reduce expenses which included wage and headcount reductions in our workforce, reductions in compensation and benefits for shore-based staff, the termination of various contracts, the closing or abandoning of certain office facilities, the downsizing of our presence in select markets, and the sale of our ROV business. There can be no assurance that our consolidation activities following the restructuring will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring activities will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the cost savings and any increase in our anticipated cumulative consolidation activities would likely cause our future earnings to be lower than anticipated. The cost-cutting initiative may result in higher personnel turnover, interfere with our ability to attract and retain key employees, shrink our international business footprint, and result in material adverse consequences to the business and operations.

Transfers or issuances of our equity before or in connection with Chapter 11 proceedings may impair our ability to utilize our tax loss and credit carryforwards in future years.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years and reduce any resulting tax liability by tax credits carried forward from prior years. We had net operating loss carryforwards of approximately $215.8 million and certain other beneficial tax attributes, including foreign tax credits, as of December 31, 2017. The net operating loss attribute was reduced to $14.1 million in accordance with the tax treatment of the company’s Chapter 11 proceedings. We believe that our consolidated group will generate additional tax losses and credits for the 2018 tax year.  Our ability to utilize our tax loss and credit carryforwards to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change”, as defined in section 382 of the Internal Revenue Code, then our ability to use our tax losses and credits may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an “ownership change” of a corporation occurs if one or more stockholders owning 5% or more of the corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change”, the amount of its tax losses and credits that may be utilized to offset future taxable income or to reduce its tax liability generally is subject to an annual limitation.  Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our remaining federal income tax net operating loss carry-forwards in the future. There can be no assurance that we will be able to utilize our federal income tax net operating loss carry-forwards to offset future taxable income.

Restrictive covenants in our Indenture and amended and restated Troms credit agreement may restrict our ability to raise capital and pursue our business strategies.

The Indenture and amended and restated Troms credit agreement contain certain restrictive covenants, including restrictions on the incurrence of debt and liens and our ability to make investments and restricted payments.  These covenants limit our ability, among other things, to:

•	incur additional indebtedness;
•	incur liens;
•	enter into sale and lease back transactions;
•	make certain investments;
•	make certain capital expenditures;
•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and
•	pay dividends or make other distributions or repurchase or redeem our stock.

The Indenture and amended and restated Troms credit agreement also require us to comply with certain financial covenants, including maintenance of minimum liquidity and, commencing June 30, 2019, compliance with a minimum consolidated interest coverage ratio.  A breach of any of these restrictive covenants could result in a default under our Indenture or the amended and restated Troms credit agreement. If a default occurs and is continuing, the Trustee or noteholders holding at least 25% of the aggregate principal amount of then outstanding notes under the Indenture and the lenders under amended and restated Troms credit agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the noteholders and the lenders under amended and restated Troms credit agreement will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.  Please refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for additional information on the Indenture and amended and restated Troms credit agreement.

As a result of the restrictive covenants under the Indenture and amended and restated Troms credit agreement, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in the Indenture and the amended and restated Troms credit agreement may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

The amount of our debt and the restrictive covenants in our Indenture and amended and restated Troms credit agreement could have significant consequences for our operations.

As of December 31, 2017, we had approximately $448 million of debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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

•	requiring that we pledge substantial collateral, including vessels which may limit flexibility in operating our business and restrict our ability to sell assets;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	limiting management’s flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to successfully withstand a further downturn in our business or further worsening of macroeconomic conditions;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	limiting our ability to invest in new vessels and to make other capital expenditures.

We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

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

Future debt financing arrangements, if available at all, may require additional collateral, higher interest rates and more restrictive terms. Additional collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this Transition Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, including “Arbitral Award for the Taking of the company’s Venezuelan Operations” see the “Legal Proceedings” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TDW.” At February 28, 2018, there were 489 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on December 29, 2017 (last business day of the month) was $24.40. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape.

	High	Low
Nine Month Transition Period Ended December 31, 2017:
Quarter ended December 31, 2017 (Successor)	$29.08	$23.56
Period from August 1, 2017 to September 30, 2017 (Successor)	30.31	20.38
Period from July 1, 2017 to July 31, 2017 (Predecessor)	1.05	0.72
Quarter ended June 30, 2017 (Predecessor)	1.19	0.66

Year ended March 31, 2017 (Predecessor):
Quarter ended March 31, 2017	$3.93	$0.80
Quarter ended December 31, 2016	4.49	1.44
Quarter ended September 30, 2016	5.21	2.16
Quarter ended June 30, 2016	9.37	3.79

Issuer Repurchases of Equity Securities

No shares were repurchased by the company during the year ended March 31, 2017, or the nine month transition period ended December 31, 2017.

Dividends

There were no dividends declared by the company during the year ended March 31, 2017, or the nine month transition period ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2017 and March 31, 2017 and for the nine month transition period ended December 31, 2017 and the nine month period ended December 31, 2016 that we included in Item 8 of this Transition Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Transition Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Transition Report on Form 10-K is incorporated by reference into this Item 7.

Transition period ended December 31, 2017 Business Highlights and Key Focus

During the nine month transition period ended December 31, 2017, we continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment of lower crude oil prices and reduced customer spending (and reduced offshore spending by customers in particular). Key elements of our response to these conditions during the nine months ended December 31, 2017, included sustaining our offshore support vessel fleet and our global operating footprint and successfully completing the restructuring of our debt pursuant to the Plan, resulting in the strengthening of our balance sheet and our liquidity that is available to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings, and maintaining disciplined cost control.

On July 31, 2017, the company completed its reorganization pursuant to the Plan.

Due to the company’s change to its fiscal year end, this discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the transition period ended December 31, 2017 and the comparable unaudited nine-month period ended December 31, 2016.

At December 31, 2017, the company had 227 owned or chartered vessels (excluding joint-venture vessels) in its fleet with an average age of 9.0 years. The average age of the company’s 138 active vessels at December 31, 2017 is 7.7 years.

Revenues earned for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $178.8 million, $151.4 million and $440.9 million, respectively. Revenues have decreased as compared to prior year primarily as a result of the significant industry downturn that occurred over the latter half of calendar 2014 and has continued through December 2017.

We have responded to reductions in revenue by reducing vessel operating costs. During the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) vessel operating costs were $120.5 million, $116.4 million and $278.3 million respectively.

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) was $20.3 million, $47.4 million and $129.7 million respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $46.6 million, $41.8 million and $104.2 million, respectively. Restructuring-related professional services costs for the five month period from August 1, 2017 through December 31, 2017 are included in reorganization items. Included in corporate general and administrative expenses for the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $6.7 million and $12.2 million of restructuring related professional service costs, respectively. General and administrative expenses have decreased in the nine month transition period ended December 31, 2017 as compared to the comparable period in the prior year primarily as a result of the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore services market and lower restructuring-related professional fees.

Asset impairments for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $16.8 million, $184.7 million and $419.9 million, respectively. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company adopted fresh-start accounting and significantly reduced the carrying values of it vessels and other long-lived assets.

Interest and other debt expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $13 million, $11.2 million and $54.0 million, respectively. The filing of our bankruptcy petition on May 17, 2017 (the “Petition Date”) resulted in the cessation of the accrual of interest expense on our term loan, revolver and senior notes as of the Petition Date through the Effective Date. Interest and other debt costs from the five month period August 1, 2017 through December 31, 2017 reflect our post-restructuring capital structure which includes debt of $448.2 million at December 31, 2017.

We incurred reorganization charges of $4.3 million and $1.4 billion for the five month period of August 1, 2017 through December 31, 2017 (Successor) and the four month period of April 1, 2017 through July 31, 2017 (Predecessor), respectively. Successor reorganization items included the cost of delivering vessels operating under sale leaseback agreements to the respective lessors and restructuring-related professional fees. Predecessor reorganization items included (i) fresh-start adjustments of $1.8 billion to record the values of assets and liabilities on our books at their fair values, (ii) $316.5 million related to settlement of liabilities associated with sale leaseback claims and make-whole claims on our debt, partially offset by deferred gains recognized on sale leaseback transactions and other items and (iii) professional fees of $28 million incurred subsequent to the Petition Date. Offsetting these reorganization charges is a gain on settlement of liabilities subject to compromise of $767.6 million.

The company’s outstanding receivable from Sonatide for work in Angola was reduced by approximately $33 million to approximately $230 million during the nine month transition period ended December 31, 2017. The company’s outstanding payable to Sonatide (including commissions payable) also decreased by approximately $34 million to approximately $99 million during the same period. The company’s outstanding receivable from Sonatide and outstanding payable to Sonatide (including commissions payable) at March 31, 2017 was approximately $263 million and approximately $133 million, respectively. Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars, has successfully initiated some conversion of kwanzas into dollars and has also successfully reduced the due from affiliate and due to affiliate balances via netting transactions based on agreement with the joint venture. For additional disclosure regarding the Sonatide Joint Venture, refer to Part I, Item 1, of this Transition Report on Form 10-K.

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

After a significant decrease in the price of oil during calendar years 2014 and 2015 largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, increased during the nine months ended December 31, 2017. Our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which at the end of December 2017 was trading around $60 per barrel for West Texas Intermediate (WTI) crude and $67 per barrel for Intercontinental Exchange (ICE) Brent crude, up from $54 and $55 per barrel for WTI and ICE Brent, respectively, at the end of December 2016. A number of analysts have projected further strengthening of oil and gas prices through calendar years 2018 and 2019 if current forecasts of global economic growth and demand for oil continue and materialize as forecast and if Organization of Petroleum Exporting Countries (OPEC) member nations continue to abide by production cuts announced in calendar year 2016 and 2017.

A recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, is already underway and is expected to continue if oil and gas prices remain at current levels or continue to rise. However, a recovery in offshore activity and spending, much of which takes place in the international markets, is expected to lag increases in onshore exploration, development and production activity and spending. These same analysts also expect that any material improvements in offshore exploration and development activity would likely not occur until calendar year 2019 or calendar year 2020, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Markit reports.

The production of unconventional gas resources in North America and the commissioning of a number of Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Some analysts have noted that natural gas is being produced at historically high levels while consumption, at least in the United States, has waned somewhat in 2017 primarily as a result of less demand by the electric power sector. At the end of December 2017, natural gas was trading in the U.S. at approximately $2.81 per Mcf, lower than $3.59 per Mcf as reported by the U.S. Energy Information Administration at the end of December 2016. Generally, high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices have caused, and may continue to cause, many of our customers and potential customers to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Markit at the end of December 2017 estimate that the worldwide movable offshore drilling rig count is 875 rigs, of which approximately 415 offshore rigs were working at the end of December 2017, which is comparable to the number of working rigs at the end of December 2016, and a decrease of approximately 24%, or 130 working rigs, from the number of working rigs at the end of December 2015. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore (rather than the total population of moveable offshore drilling rigs or the pricing for contract drilling services) is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

According to IHS-Markit, of the estimated 875 movable offshore rigs worldwide, approximately 30%, or approximately 265 rigs, are designed to operate in deeper waters. Of the approximately 415 working offshore rigs at the end of December 2017, approximately 120 rigs, or 29%, are designed to operate in deeper waters. Utilization of deepwater rigs at the end of December 2017 was approximately 45% (120 working deepwater rigs divided by 265 total deepwater rigs). As of December 2017, the number of working deepwater rigs was comparable to the number of working deepwater rigs at the end of December 2016, and a decrease of approximately 33%, or 60 working deepwater rigs, from the number of working deepwater rigs at the end of December 2015. IHS-Markit also estimates that approximately 29% of the approximate 140 total offshore rigs currently under construction, or approximately 40 rigs, are being built to operate in deeper waters, suggesting that new build deepwater rigs represent approximately 33% of the approximately 120 deepwater rigs working in December 2017. There is uncertainty as to whether the deepwater rigs currently under construction will increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced offshore exploration and development spending.

In the floating production unit market, approximately 55 new floating production units are under construction, most of which are scheduled to be delivered over the next eighteen months to supplement the approximately 365 floating production units currently operating worldwide. Given current market conditions, the risk of cancellation of some new build contracts or the stacking of operating but underutilized floating production units continues to be significant.

Worldwide shallow-water exploration and production activity has recovered modestly during the last twelve months. According to IHS-Markit, of the estimated 875 movable offshore rigs worldwide, approximately 62%, or approximately 540 rigs, are jack-up rigs. Of the approximately 415 working offshore rigs, approximately 285 rigs, or 69%, are jack-up rigs. As of December 2017, the number of working jack-up rigs was up 6%, or 15 rigs, from the number of jack-up rigs that were working at the end of December 2016, but a decrease of approximately 17%, or 45 working rigs, from the number of working rigs at the end of December 2015. Utilization of jack-up rigs at the end of December 2017 was approximately 53% (285 working jack-up rigs divided by 540 total jack-up rigs). The construction backlog for new jack-up rigs at the end of December 2017 (95 rigs) has been reduced from the jack-up construction backlog at the end of December 2016 by approximately 10 rigs, nearly all of which are scheduled for delivery in the next 24 months, although the timing of such deliveries as scheduled remains uncertain given the depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 95 new build jack-up rigs represent 33% of the approximately 285 jack-up rigs working in December 2017, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

Also, according to IHS-Markit, there are approximately 255 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (245 vessels), on order or planned at the end of December 2017. The majority of the vessels under construction are scheduled to be delivered within the next 12 to 24 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore exploration and development activity. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

At the end of December 2017, the worldwide fleet of these classes of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,445 vessels which include approximately 560 vessels, or approximately 16%, that are at least 25 years old and exceeding original expectations of their estimated economic lives. An additional 345 vessels, or 10% of the worldwide fleet, are at least 15 years old, but less than 25 years old. Older offshore support vessels, whether such vessels are at least 25 years old or at least 15 years old, could potentially be removed from the market if the cost of extending such vessels’ lives is not economical, especially in light of recent market conditions.

Excluding the 560 vessels that are at least 25 years old from the overall population, the number of offshore support vessels under construction (245 vessels) represents approximately 8% of the remaining worldwide fleet of approximately 2,885 offshore support vessels. Excluding the 905 vessels that are at least 15 years old from the overall population, the number of offshore support vessels under construction (245 vessels) represents approximately 10% of the remaining worldwide fleet of approximately 2,540 offshore support vessels.

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

Although the future attrition rate of older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and (ii) reduced demand for offshore support vessels resulting from reduced offshore exploration, development and production spending by our customers. Similarly, the cancellation or deferral of delivery of some portion of the offshore support vessels that are under construction could also mitigate the potential negative effects on vessel utilization and vessel pricing of reduced demand for offshore support vessels resulting from reduced exploration and development spending.

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

Although investment in additional rigs, especially those capable of operating in deeper waters, could indicate offshore rig owners’ longer-term expectation for higher levels of activity, the general decline in crude oil and natural gas prices over the past three years, the reduction in offshore spending by our customers and the number of new-build vessels which may be delivered within the next 12 months indicate that there may be a period of potential greater overcapacity in the worldwide offshore support vessel fleet, which may lead to lower utilization and average day rates across the offshore support vessel industry.

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

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies, though a weaker offshore energy market should somewhat mitigate any potential inflation of crew costs.

Concurrent with emergence from Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations, but does not generally purchase business interruption insurance or similar coverage. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel revenues:
Americas	$45,784	27%	40,848	28%	159,310	37%
Middle East/Asia Pacific	39,845	23%	36,313	25%	87,940	21%
Africa/Europe	86,255	50%	69,436	47%	179,661	42%
Total vessel revenues	$171,884	100%	146,597	100%	426,911	100%
Vessel operating costs:
Crew costs	$64,854	38%	56,653	39%	148,642	35%
Repair and maintenance	14,082	8%	23,040	16%	43,183	10%
Insurance and loss reserves	4,625	3%	3,949	3%	11,775	2%
Fuel, lube and supplies	16,390	9%	12,279	8%	28,730	7%
Other	20,551	12%	20,517	14%	45,996	11%
Total vessel operating costs	$120,502	70%	116,438	80%	278,326	65%

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Other operating revenues	$6,869	4,772	13,951
Costs of other operating revenues	3,792	2,348	10,040

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$19,592	43%	18,707	46%	53,917	34%
Repair and maintenance	3,530	8%	8,747	21%	17,360	11%
Insurance and loss reserves	1,192	2%	1,134	3%	3,755	2%
Fuel, lube and supplies	4,588	10%	4,154	10%	9,738	6%
Other	3,092	7%	5,191	13%	9,014	6%
	31,994	70%	37,933	93%	93,784	59%
Middle East/Asia Pacific:
Crew costs	$14,628	36%	12,934	36%	29,593	34%
Repair and maintenance	4,302	11%	3,255	9%	11,254	13%
Insurance and loss reserves	1,147	3%	931	2%	3,288	4%
Fuel, lube and supplies	3,921	10%	1,996	5%	5,892	6%
Other	4,724	12%	3,884	11%	10,471	12%
	28,722	72%	23,000	63%	60,498	69%
Africa/Europe:
Crew costs	$30,634	35%	25,012	36%	65,132	36%
Repair and maintenance	6,250	7%	11,038	16%	14,569	8%
Insurance and loss reserves	2,286	3%	1,884	3%	4,732	3%
Fuel, lube and supplies	7,881	9%	6,129	9%	13,100	7%
Other	12,735	15%	11,442	16%	26,511	15%
	59,786	69%	55,505	80%	124,044	69%
Total vessel operating costs	$120,502	70%	116,438	80%	278,326	65%

The following table presents vessel operations general and administrative expenses by the company’s geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas	$9,622	21%	7,670	19%	19,876	12%
Middle East/Asia Pacific	5,956	15%	4,780	13%	14,238	16%
Africa/Europe	15,582	18%	11,431	16%	34,747	19%
Total vessel operations general and administrative expenses	$31,160	18%	23,881	16%	68,861	16%

The following table presents vessel operating leases by the company’s geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating leases:
Americas	$—	—	3,849	9%	19,878	12%
Middle East/Asia Pacific	—	—	—	—	—	—
Africa/Europe	1,215	1%	2,316	3%	5,445	3%
Total vessel operating leases	$1,215	1%	6,165	4%	25,323	6%

The following table presents vessel depreciation expense by the company’s geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total vessel depreciation expense and the related total vessel depreciation expense as a percentage of total vessel revenues.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel depreciation expense:
Americas	$5,767	13%	13,945	34%	37,517	24%
Middle East/Asia Pacific	4,716	12%	9,967	27%	32,350	37%
Africa/Europe	8,861	10%	21,692	31%	54,365	30%
Total vessel depreciation expense	$19,344	11%	45,604	31%	124,232	29%

The following table compares other operating revenues and costs related to the company’s ROV and related subsea services operations, third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

Successor	Predecessor
Period from	Period from	Nine month
August 1, 2017	April 1, 2017	period ended
through	through	December 31, 2016
December 31, 2017	July 31, 2017	(unaudited)
(In thousands)	%	%	%
Other operating revenues	$6,869	100%	4,772	100%	13,951	100%
Costs of other operating revenues	(3,792)	(55%)	(2,348)	(49%)	(10,040)	(72%)
General and administrative expenses - other operating activities	(636)	(9%)	(409)	(9%)	(1,659)	(12%)
Depreciation and amortization - other operating activities	(827)	(12%)	(1,139)	(24%)	(3,575)	(25%)
Total other operating profit (loss)	$1,614	24%	876	18%	(1,323)	(9%)

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas	$(1,599)	(1%)	(22,549)	(15%)	(11,745)	(3%)
Middle East/Asia Pacific	451	<1%	(1,434)	(1%)	(19,146)	(4%)
Africa/Europe	811	<1%	(21,508)	(14%)	(38,940)	(9%)
	(337)	(<1%)	(45,491)	(30%)	(69,831)	(16%)
Other operating profit (loss)	1,614	1%	876	1%	(1,323)	(<1%)
	1,277	1%	(44,615)	(29%)	(71,154)	(16%)
Corporate general and administrative expenses (A)	(14,823)	(8%)	(17,542)	(12%)	(33,632)	(8%)
Corporate depreciation	(166)	(<1%)	(704)	(<1%)	(1,892)	(<1%)
Corporate expenses	(14,989)	(8%)	(18,246)	(12%)	(35,524)	(8%)

Gain on asset dispositions, net	6,616	3%	3,561	2%	18,035	4%
Asset impairments	(16,777)	(9%)	(184,748)	(122%)	(419,870)	(95%)
Operating loss	$(23,873)	(13%)	(244,048)	(161%)	(508,513)	(115%)
Foreign exchange loss	(407)	(<1%)	(3,181)	(2%)	(2,302)	(1%)
Equity in net earnings of unconsolidated companies	2,130	1%	4,786	3%	2,869	<1%
Interest income and other, net	2,771	1%	2,384	2%	3,605	1%
Reorganization items	(4,299)	(3%)	(1,396,905)	(923%)	—	—
Interest and other debt costs	(13,009)	(7%)	(11,179)	(8%)	(54,018)	(12%)
Loss before income taxes	$(36,687)	(21%)	(1,648,143)	(1,089%)	(558,359)	(127%)

(A)

Restructuring-related professional services costs for the five month period from August 1, 2017 through December 31, 2017 (Successor) are included in reorganization items. Corporate general and administrative expenses for the four month period from April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) includes $6.7 million and $12.2 million, respectively, of restructuring-related costs.

Nine Months Ended December 31, 2017 and 2016

Americas Segment Operations. Vessel revenues earned in the Americas segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $45.8 million, $40.8 million and $159.3 million, respectively.

Further reductions in Americas segment utilization and average day rates have caused decreases in revenue and are primarily the result of a significant industry downturn which occurred during the latter half of calendar 2014 and has continued through December 31, 2017.

On April 1, 2017, we had 34 stacked Americas-based vessels. During the nine month period of April 1, 2017 through December 31, 2017, we stacked seven additional vessels, we sold four vessels and returned ten leased vessels to their respective owners, resulting in a total of 27 stacked Americas-based vessels, or approximately 50% of the Americas-based fleet, as of December 31, 2017.

Operating loss for the Americas segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) was $1.6 million, $22.5 million and $11.7 million, respectively.

Vessel operating costs for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $32 million, $37.9 million and $93.8 million, respectively.  Overall vessel operating costs have decreased in the current periods as compared to the nine months ended December 31, 2016 primarily due to the reduction in crew costs, reflecting the decline in operating activity in the segment in the current year. Subsequent to July 31, 2017, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

The Americas segment did not incur any vessel operating lease expense for the five month period of August 1, 2017 through December 31, 2017 (Successor). Vessel operating lease expense for the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) was $3.8 million and $19.9 million, respectively. The reduction in vessel operating lease expense in the successor period compared to prior year primarily was the result of the termination of lease contracts in conjunction with the Plan.

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $5.8 million, $13.9 million and $37.5 million, respectively. Depreciation expense has decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $9.6 million, $7.7 million and $19.9 million, respectively.  General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through December 31, 2017.

Middle East/Asia Pacific Segment Operations.  Vessel revenues earned in the Middle East/Asia Pacific segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $39.8 million, $36.3 million and $87.9 million, respectively. Although the segment has experienced a modest increase in utilization for deepwater vessels and comparable utilization for towing supply vessels, reductions to average day rates for deepwater and towing supply vessels has caused an overall decrease in revenues as compared to the comparable nine month period of the prior year.

On April 1, 2017, we had 25 stacked Middle East/Asia Pacific-based vessels. During the nine month period of April 1, 2017 through December 31, 2017, we stacked two additional vessels, sold seven vessels and returned four previously stacked vessels to service, resulting in a total of 16 stacked Middle East/Asia Pacific-based vessels, or approximately 28% of the Middle East/Asia Pacific-based fleet, as of December 31, 2017.

Operating profit for the Middle East/Asia Pacific segment for the five month period of August 1, 2017 through December 31, 2017 (Successor) was $0.5 million. Operating loss for the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $1.4 million and $19.1 million, respectively.

Vessel operating costs for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $28.7 million, $23 million and $60.5 million, respectively.

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $4.7 million, $10 million and $32.4 million, respectively. Depreciation expense has decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $6 million, $4.8 million and $14.2 million, respectively. General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through December 31, 2017.

Africa/Europe Segment Operations. Vessel revenues earned in the Africa/Europe segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $86.3 million, $69.4 million and $179.7 million, respectively.

Although the segment has experienced modest increases in utilization, average day rates have decreased which has resulted in reductions to revenues as compared to prior year for deepwater, towing supply and other vessel classes due primarily to the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through December 31, 2017.

On April 1, 2017, we had 52 stacked Africa/Europe-based vessels. During the nine month period of April 1, 2017 through December 31, 2017, we stacked four additional vessels, sold seven vessels and returned three previously stacked vessels to service, resulting in a total of 46 stacked Africa/Europe-based vessels, or approximately 40% of the Africa/Europe-based fleet, as of December 31, 2017.

Operating profit for the Africa/Europe segment for the five month period of August 1, 2017 through December 31, 2017 (Successor) was $0.8 million. Operating loss for the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor) were $21.5 million and $38.9 million, respectively.

Vessel operating costs for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $59.8 million, $55.5 million and $124 million, respectively. Included in the period April 1, 2017 through July 31, 2017 (Predecessor) were higher levels of repair and maintenance due to increased drydockings.

Vessel operating lease expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $1.2 million, $2.3 million and $5.4 million, respectively. Vessel operating lease expense has decreased as compared to prior year primarily as a result of the termination of lease contracts in conjunction with the Plan.

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $8.9 million, $21.7 million and $54.4 million, respectively. Depreciation expense has decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $15.6 million, $11.4 million and $34.7 million, respectively. General and administrative expenses have decreased as compared to prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through
December 31, 2017.

Other Items.

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

As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company significantly reduced the carrying values of it vessels and other assets.

During the five month period from August 1, 2017 through December 31, 2017 (Successor), the company recognized $14.4 million of impairment charges on five vessels that were stacked, largely to reflect the decision to scrap certain stacked vessels. The fair value of vessels in the stacked fleet incurring impairment during the period from August 1, 2017 through December 31, 2017 (Successor) was $8.8 million (after having recorded impairment charges).

During the five month period from August 1, 2017 through December 31, 2017 (Successor), there were no impairments related to active vessels.

During the four month period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $157.8 million of impairment charges on 73 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $505.6 million (after having recorded impairment charges).

During the four month period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $26.9 million of impairments on six vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $66.2 million (after having recorded impairment charges).

The table below summarizes the number of vessels and ROVs impaired, the amount of impairment incurred and the combined fair value of the assets after having recorded the impairment charges.

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Number of vessels impaired during the period	5	79	115
Number of ROVs impaired during the period	—	—	8
Amount of impairment incurred (A)	$16,777	184,748	419,870
Combined fair value of assets incurring impairment after having recorded impairment charges	8,763	571,821	813,851

(A)

The period August 1, 2017 through December 31, 2017 and the nine month period ended December 31, 2016 included $2.3 million and $1.6 million, respectively, of impairments related to inventory and other non-vessel assets.

Insurance and Loss Reserves. Insurance and loss reserves expense was $4.6 million during the five month period from August 1, 2017 through December 31, 2017 (Successor), $3.9 million during the four month period from April 1, 2017 through July 31, 2017 (Predecessor) and $11.8 million during the nine months ended December 31, 2016 (Predecessor). Insurance and loss reserves expense in the current year reflect decreases in premiums and claims as a result of lower levels of vessel activity.

Gains on Asset Dispositions, Net. During the five month period from August 1, 2017 through December 31, 2017 (Successor), the company recognized net gains of $7.1 million related to the sale of eight ROVs which was partially offset by $0.5 million of net losses related to the disposal of 11 vessels and other assets.  Included in gain on asset dispositions, net for the four month period from April 1, 2017 through July 31, 2017 (Predecessor), was $0.5 million related to the sale of seven vessels and the company recognized deferred gains related to sale leaseback transactions of $3 million. During the nine months ended December 31, 2016 (Predecessor), the company recognized deferred gains related to sale leaseback transactions of $17.5 million and net gains of $0.5 million related to the disposal of ten vessels and other assets.

All remaining deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017 (Predecessor) due to the company’s rejection of all 16 sale leaseback agreements during the Chapter 11 proceedings.

Foreign Exchange Losses. During the five month period from August 1, 2017 through December 31, 2017 (Successor),  the four month period from April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor), we recognized foreign exchange losses of $0.4 million,  $3.2 million and $2.3 million, respectively. These foreign exchange losses were primarily the result of the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

In January 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 207 to 1, or approximately 22%. Based on Angolan kwanza denominated balance sheet accounts at December 31, 2017, and an Angolan kwanza to U.S. dollar exchange ratio of 207 to 1, Sonatide will recognize a further exchange loss estimated to be approximately $28 million. The company will recognize 49% of the total foreign exchange loss, or approximately $14 million through equity in net earnings (losses) of unconsolidated companies.

Interest and Other Debt Costs. Interest and other debt costs for the five month period from August 1, 2017 through December 31, 2017 (Successor) was $13 million and reflects interest expense on the New Secured Notes and Troms Offshore debt as well as the amortization of premiums and discounts associated with the respective loans in connection with fresh-start accounting valuations. Interest and other debt costs for the four month period from April 1, 2017 through July 31, 2017 (Predecessor) was $11.2 million and reflects interest expense on the Predecessor company’s term loan, revolver and senior notes through the Petition Date and Troms debt for the entire period.  The filing of our bankruptcy petition on May 17, 2017 resulted in the cessation of the accrual of interest on our term loan, revolving line of credit and senior notes through our Effective Date of July 31, 2017.  Had the term loan, revolving line of credit and senior notes not been compromised by the

Plan, interest expense for the period from April 1, 2017 through the Effective Date of July 31, 2017 (Predecessor) would have been approximately $27 million. Interest and other debt costs for the nine months ended December 31, 2016 (Predecessor) was $54 million and reflects interest expense on the Predecessor company’s term loan, revolver, senior notes and Troms debt.  For additional information, see “Indebtedness” under “Liquidity, Capital Resources and Other Matters in this Part II, Item 7 of this Report on Form 10-K.

Reorganization Items. We incurred reorganization charges of $4.3 million and $1.4 billion for the five month period of August 1, 2017 through December 31, 2017 (Successor) and the four month period of April 1, 2017 through July 31, 2017 (Predecessor), respectively. Successor reorganization items included the cost of delivering vessels operating under sale leaseback agreements to the lessors and bankruptcy related professional fees. Predecessor reorganization items included (i) fresh-start adjustments of $1.8 billion to record the values of assets and liabilities on our books at their fair values, (ii) $316.5 million related to the settlement of liabilities associated with sale leaseback claims and make-whole claims on our debt, partially offset by deferred gains recognized on sale leaseback transactions and other items and (iii) professional fees of $28 million incurred subsequent to the Petition Date. Offsetting these reorganization charges is a gain on settlement of liabilities subject to compromise of $767.6 million.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels undergoing major repairs and maintenance and/or in drydock) but do not include vessels owned by joint ventures (eight vessels at December 31, 2017). The following tables compare revenues, days-based utilization percentages and average day rates by vessel class and in total:

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
REVENUE BY VESSEL CLASS (in thousands):	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017
Americas fleet:
Deepwater	$17,062	9,798	4,304	17,313
Towing-supply	8,263	5,572	3,747	11,274
Other	3,010	2,079	910	3,300
Total	$28,335	17,449	8,961	31,887
Middle East/Asia Pacific fleet:
Deepwater	$9,066	5,726	2,667	10,701
Towing-supply	14,110	10,943	5,880	17,065
Other	—	—	—	—
Total	$23,176	16,669	8,547	27,766
Africa/Europe fleet:
Deepwater	$24,753	17,582	7,588	22,158
Towing-supply	20,448	15,049	8,124	27,019
Other	4,601	3,822	1,120	3,427
Total	$49,802	36,453	16,832	52,604
Worldwide fleet:
Deepwater	$50,881	33,106	14,559	50,172
Towing-supply	42,821	31,564	17,751	55,358
Other	7,611	5,901	2,030	6,727
Total	$101,313	70,571	34,340	112,257

	Predecessor
	Quarter Ended	Quarter Ended	Quarter Ended	Nine month
	June 30,	September 30,	December 31,	period ended
REVENUE BY VESSEL CLASS (in thousands):	2016	2016	2016	December 31, 2016
Nine Month Period Ended December 31, 2016 (unaudited)
Americas fleet:
Deepwater	$40,387	37,270	30,846	108,503
Towing-supply	16,879	13,039	11,905	41,823
Other	3,342	2,816	2,826	8,984
Total	$60,608	53,125	45,577	159,310
Middle East/Asia Pacific fleet:
Deepwater	$8,628	8,860	8,605	26,093
Towing-supply	23,495	20,724	17,628	61,847
Other	—	—	—	—
Total	$32,123	29,584	26,233	87,940
Africa/Europe fleet:
Deepwater	$33,289	24,305	21,748	79,342
Towing-supply	27,917	25,934	26,087	79,938
Other	8,493	6,413	5,475	20,381
Total	$69,699	56,652	53,310	179,661
Worldwide fleet:
Deepwater	$82,304	70,435	61,199	213,938
Towing-supply	68,291	59,697	55,620	183,608
Other	11,835	9,229	8,301	29,365
Total	$162,430	139,361	125,120	426,911

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
UTILIZATION:	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017
Americas fleet:
Deepwater	32.2%	21.8	18.1	23.4
Towing-supply	39.0	35.6	37.0	36.4
Other	60.8	46.1	43.8	50.0
Total	37.6%	28.9	26.6	30.3
Middle East/Asia Pacific fleet:
Deepwater	48.7%	45.6	40.8	54.4
Towing-supply	57.7	57.1	57.2	57.2
Other	—	—	—	—
Total	54.5%	52.5	51.1	55.4
Africa/Europe fleet:
Deepwater	57.2%	61.3	53.0	51.7
Towing-supply	43.5	45.0	49.1	51.7
Other	44.8	47.8	32.8	31.3
Total	49.1%	51.7	45.8	45.6
Worldwide fleet:
Deepwater	47.2%	43.6	36.9	41.1
Towing-supply	48.6	48.2	50.1	50.9
Other	47.4	46.3	34.1	33.9
Total	47.8%	46.0	42.0	44.0

	Predecessor
	Quarter Ended	Quarter Ended	Quarter Ended	Nine month
	June 30,	September 30,	December 31,	period ended
UTILIZATION:	2016	2016	2016	December 31, 2016
Nine Month Period Ended December 31, 2016 (unaudited)
Americas fleet:
Deepwater	41.8%	38.1	32.1	37.4
Towing-supply	41.6	37.5	36.4	38.7
Other	48.0	34.1	37.0	39.8
Total	42.5%	37.5	34.0	38.1
Middle East/Asia Pacific fleet:
Deepwater	28.0%	35.0	35.9	33.2
Towing-supply	62.4	54.7	52.9	56.6
Other	—	—	—	—
Total	51.2%	47.7	46.7	48.5
Africa/Europe fleet:
Deepwater	54.7%	44.0	42.9	47.2
Towing-supply	46.4	42.7	47.4	45.5
Other	52.1	42.8	37.6	44.1
Total	51.0%	43.2	42.8	45.7
Worldwide fleet:
Deepwater	44.4%	39.8	37.2	40.4
Towing-supply	51.6	46.6	47.5	48.6
Other	50.2	40.3	36.7	42.4
Total	48.6%	42.8	41.4	44.3

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
AVERAGE DAY RATES:	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017
Americas fleet:
Deepwater	$18,301	19,698	18,845	19,869
Towing-supply	14,700	13,547	16,435	15,959
Other	8,628	9,250	8,384	9,071
Total	$15,372	15,394	15,863	16,423
Middle East/Asia Pacific fleet:
Deepwater	$9,762	9,805	10,054	9,825
Towing-supply	6,787	7,325	7,537	7,511
Other	—	—	—	—
Total	$7,705	8,022	8,175	8,261
Africa/Europe fleet:
Deepwater	$10,625	10,687	10,908	11,482
Towing-supply	12,644	12,464	12,139	13,040
Other	3,602	4,068	3,234	3,265
Total	$9,533	9,613	9,837	10,413
Worldwide fleet:
Deepwater	$12,142	12,142	12,242	12,897
Towing-supply	10,056	10,141	10,583	10,961
Other	4,681	5,068	4,463	4,759
Total	$10,056	10,077	10,339	10,842

	Predecessor
	Quarter Ended	Quarter Ended	Quarter Ended	Nine month
	June 30,	September 30,	December 31,	period ended
AVERAGE DAY RATES:	2016	2016	2016	December 31, 2016
Nine Month Period Ended December 31, 2016 (unaudited)
Americas fleet:
Deepwater	$25,480	25,302	25,181	25,334
Towing-supply	16,917	16,401	16,239	16,558
Other	8,507	10,246	10,384	9,559
Total	$20,368	20,892	20,436	20,560
Middle East/Asia Pacific fleet:
Deepwater	$16,989	12,687	11,576	13,384
Towing-supply	9,054	8,954	7,872	8,652
Other	—	—	—	—
Total	$10,353	9,819	8,795	9,666
Africa/Europe fleet:
Deepwater	$15,840	14,416	13,262	14,616
Towing-supply	15,085	15,339	13,917	14,760
Other	4,713	4,288	4,169	4,420
Total	$12,112	11,627	11,042	11,625
Worldwide fleet:
Deepwater	$19,622	18,260	16,961	18,348
Towing-supply	12,546	12,436	11,476	12,167
Other	5,392	5,213	5,235	5,290
Total	$13,727	13,364	12,461	13,216

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution and the actual December 31, 2017 vessel count:

	Successor		Predecessor
		Average Number	Average Number
		of Vessels During	of Vessels During	Average Number
	Actual Vessel	Period from	Period from	of Vessels During
	Count at	August 1, 2017	April 1, 2017	Nine month
	December 31,	through	through	period ended
	2017	December 31, 2017	July 31, 2017	December 31, 2016
Americas fleet:
Deepwater	32	34	41	42
Towing-supply	16	17	21	24
Other	6	7	8	8
Total	54	58	70	74
Stacked vessels	(27)	(32)	(37)	(33)
Active vessels	27	26	33	41
Middle East/Asia Pacific fleet:
Deepwater	20	21	22	22
Towing-supply	37	41	44	45
Other	—	—	1	1
Total	57	62	67	68
Stacked vessels	(16)	(21)	(25)	(26)
Active vessels	41	41	42	42
Africa/Europe fleet:
Deepwater	45	44	41	42
Towing-supply	40	41	44	43
Other	31	32	36	38
Total	116	117	121	123
Stacked vessels	(46)	(42)	(48)	(42)
Active vessels	70	75	73	81
Worldwide fleet:
Deepwater	97	99	104	106
Towing-supply	93	99	109	112
Other	37	39	45	47
Total	227	237	258	265
Stacked vessels	(89)	(95)	(110)	(101)
Active vessels	138	142	148	164

Total active	138	142	148	164
Total stacked	89	95	110	101
Total joint venture and other vessels	8	8	8	8
Total	235	245	266	273

Leased Vessels Included in Vessel Counts Above:
Americas fleet:
Deepwater	—	3	8	8
Towing-supply	—	1	3	3
Total	—	4	11	11
Stacked vessels	—	(4)	(10)	(7)
Active vessels	—	—	1	4
Africa/Europe fleet:
Towing-supply	—	2	5	5
Total	—	2	5	5
Stacked vessels	—	—	—	—
Active vessels	—	2	5	5
Worldwide fleet:
Deepwater	—	3	8	8
Towing-supply	—	3	8	8
Total	—	6	16	16
Stacked vessels	—	(4)	(10)	(7)
Active vessels	—	2	6	9

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

The company had 89, 109 and 116 stacked vessels at December 31, 2017 (Successor), July 31, 2017 (Predecessor) and December 31, 2016 (Predecessor), respectively.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment are as follows:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
	December 31, 2017	July 31, 2017	(unaudited)
Number of vessels disposed by vessel type: (A)
Deepwater PSVs	—	—	1
Towing-supply vessels	6	2	8
Other	5	5	1
Total	11	7	10
Number of vessels disposed by segment:
Americas	2	2	9
Middle East/Asia Pacific	7	—	—
Africa/Europe	2	5	1
Total	11	7	10

(A)	Vessel dispositions exclude the return of 16 leased vessels to their respective owners in connection with the Plan.

Vessel Deliveries

Nine Month Transition Period Ended December 31, 2017.   The company took delivery of one 300-foot, 5,400 deadweight ton (DWT) of cargo carrying capacity, deepwater platform supply vessel (PSV), which was constructed at a domestic shipyard for a total cost of $53.2 million. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, this vessel under construction was recorded at its estimated fair value of $7 million. The final payment of $4.3 million was made upon delivery in the quarter ended December 31, 2017.

Nine Month Period Ended December 31, 2016.    The company took delivery of three newly-built deepwater PSVs. One 310-foot, 6,100 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $52.3 million. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, this vessel was recorded at its estimated fair value of $14.3 million. Two 262-foot, 4,400 DWT of cargo carrying capacity, deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.9 million. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, these vessels were recorded at an estimated fair value of $14.2 million.

Vessel and Other Commitments at December 31, 2017

The company has previously reported that it was in a dispute with a U.S. shipyard over the construction of two 5,400 DWT deepwater PSVs. During the quarter ended March 31, 2017, the company rejected the delivery of the first PSV under construction and withheld the final contractual milestone payment. In March 2017, the shipyard filed a notice of arbitration alleging that the company was (a) in breach of contract because of its rejection of the first PSV and (b) in anticipatory breach of contract based on the shipyard's expectation that the company would reject delivery of the second PSV under construction.  Further details of that dispute have been disclosed by the company in prior filings.

The company and the shipyard entered into a settlement agreement effective November 22, 2017 to resolve all outstanding disputes associated with these vessels.  Delivery of the first PSV occurred in November 2017. The final installment for the first PSV was $4.3 million (after deduction of a contractual deadweight credit).  With respect to the second PSV, the company agreed to reimburse the shipyard for approximately $0.7 million costs and expenses of third party vendors to complete construction. The second PSV, for which the vessel under construction was recorded at its estimated fair value of $7 million in conjunction with fresh start accounting as of July 31, 2017, is expected to be delivered in July 2018. The remaining installment payment for the second PSV and other related costs to complete the vessel, including the reimbursement obligation, in total, are estimated to be $4.5 million.  As part of the overall settlement, the shipyard provided the company with a $0.3 million drydock credit for any future drydocking services to be provided by the shipyard to the company.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration. During 2016 the company reclassified the remaining accumulated costs of $5.6 million from construction in progress to other assets as an insurance receivable. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017 a valuation analysis was performed to assess the likelihood and extent of the recovery of the disputed amount and as a result, the remaining insurance receivable has been valued at $1.8 million as of July 31, 2017 and December 31, 2017.

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

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues consist of the following components:

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Personnel	$29,314	16%	20,919	14%	54,493	12%
Office and property	5,735	3%	5,109	3%	12,912	3%
Sales and marketing	881	<1%	844	1%	3,116	1%
Professional services	6,351	4%	10,757	7%	24,618	6%
Other	4,338	3%	4,203	3%	9,013	2%
	$46,619	26%	41,832	28%	104,152	24%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operations	$31,160	67%	23,881	57%	68,861	66%
Other operating activities	636	1%	409	1%	1,659	2%
Corporate	14,823	32%	17,542	42%	33,632	32%
	$46,619	100%	41,832	100%	104,152	100%

The company has continued its efforts to reduce overhead costs due to the downturn in the offshore oil services market. Such efforts have included wage and headcount reductions, shore-based office consolidations and reductions in compensation and benefits for shore-based staff. These cost reductions have been partially offset by an increase in restructuring-related professional services expenses which are classified as corporate general and administrative expenses up until our Petition Date of May 17, 2017. During the four month period from April 1, 2017 through July 31, 2017 (Predecessor) the company recognized $6.7 million of restructuring-related professional services expenses, prior to the Petition Date, as general and administrative expenses. During the nine months ended December 31, 2016 (Predecessor) the company recognized $12.2 million of restructuring-related professional services expenses as general and administrative expenses.

During the five month period from August 1, 2017 through December 31, 2017 (Successor) and the four month period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $2.7 million and $28 million, respectively, of restructuring-related professional services expenses as reorganization items, respectively.

Liquidity, Capital Resources and Other Matters

At December 31, 2017, we had $432 million of cash and cash equivalents (excluding $21.3 million of cash restricted for the payment of long-term debt as more fully discussed in the “Indebtedness” section below).  As of the Effective Date, we no longer have a revolving line of credit. Cash and cash equivalents, net of future cash provided or used by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt based on stated maturities and required payments on remaining vessel construction commitments.

With the Effective Date of the Plan on July 31, 2017, $225 million of cash has been paid to impaired creditors as of January 2018 pursuant to the Plan and approximately $1.6 billion of debt, net, was eliminated, leaving approximately $440 million of total debt outstanding.  Total debt outstanding on July 31, 2017 includes $350 million of newly issued, 5-year, senior secured notes, which bear interest at 8.00% per annum and the Troms Offshore debt. See “Reorganization of Tidewater” above and “Indebtedness – New Secured Notes” below for additional information.

Reorganization of Tidewater

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). The Plan was confirmed on July 17, 2017 by the Bankruptcy Court. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for further details on the company's Chapter 11 bankruptcy and emergence.

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

As of the Effective Date, the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims, and a portion of the emergence consideration (including cash, New Creditor Warrants and New Secured Notes, and based on up to $260.2 million of possible additional Sale Leaseback Claims) was set aside to allow for the settlement and payout of the Sale Leaseback Parties’ claims as they were settled. The company successfully reached agreement with the Sale Leaseback Parties between August and November 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled. The remaining emergence consideration withheld was distributed pro-rata to holders of allowed General Unsecured Claims, including the remaining Sale Leaseback Parties, in December 2017 and January 2018.

Availability of Cash

At December 31, 2017, we had $453.3 million in cash and cash equivalents (including restricted cash), of which $116.9 million was held by foreign subsidiaries, the majority of which is available to the company without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to the company’s domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States. The $225 million of cash paid to creditors pursuant to the terms of the RSA was funded by foreign subsidiaries through the repayment of intercompany liabilities.

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

Indebtedness

Summary of Debt Outstanding per Stated Maturities

The following table summarizes debt outstanding based on stated maturities:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Bank loan agreement:
Bank term loan due July 2019	$—	300,000
Revolving line of credit due July 2019	—	600,000
September 2010 senior notes:
3.90% September 2010 senior notes due December 2017	—	44,500
3.95% September 2010 senior notes due December 2017	—	25,000
4.12% September 2010 senior notes due December 2018	—	25,000
4.17% September 2010 senior notes due December 2018	—	25,000
4.33% September 2010 senior notes due December 2019	—	50,000
4.51% September 2010 senior notes due December 2020	—	100,000
4.56% September 2010 senior notes due December 2020	—	65,000
4.61% September 2010 senior notes due December 2022	—	48,000
August 2011 senior notes:
4.06% August 2011 senior notes due March 2019	—	50,000
4.54% August 2011 senior notes due June 2021	—	65,000
4.64% August 2011 senior notes due June 2021	—	50,000
September 2013 senior notes:
4.26% September 2013 senior notes due November 2020	—	123,000
5.01% September 2013 senior notes due November 2023	—	250,000
5.16% September 2013 senior notes due November 2025	—	127,000
New secured notes:
8.00% New secured notes due August 2022	350,000	—
New secured notes - premium	14,329	—
Troms Offshore borrowings:
NOK denominated notes due May 2024	14,054	14,864
NOK denominated notes due May 2024 - premium	115	—
NOK denominated notes due January 2026	25,965	26,167
NOK denominated notes due January 2026 - discount	(1,586)	—
USD denominated notes due January 2027	23,345	24,573
USD denominated notes due January 2027 - discount	(1,678)	—
USD denominated notes due April 2027	25,463	27,421
USD denominated notes due April 2027 - discount	(1,847)	—
	$448,160	2,040,525
Less: Deferred debt issue costs	—	6,401
Less: Current portion of long-term debt	5,103	2,034,124
Total long-term debt	$443,057	—

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The New Secured Notes have minimum interest coverage requirement (EBITDA/Interest), for which compliance will first be measured for the twelve months ending June 30, 2019. Minimum liquidity requirements and other covenants, including restrictions on the incurrence of debt and liens and our ability to make investments and restricted payments are set forth in the Indenture and are in effect from July 31, 2017.  The Indenture also contains certain customary events of default and a make-whole provision.

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

The company is obligated to offer to repurchase the New Secured Notes at par in amounts that generally approximate 65% of asset sale proceeds as defined in the Indenture. The company maintains a restricted cash account to accumulate the net proceeds of each qualified asset sale. Per the terms of the Indenture, the company is required to offer to repurchase New Secured Notes within 60 days of the accumulation of $10 million in the account, which account had a balance of $21.3 million at December 31, 2017. In accordance with SEC tender offer rules, noteholders have a minimum of 20 days to respond. In the event the holders of the New Secured Notes do not accept the company’s offer to repurchase the notes the accumulated cash would become available to the company for its general use.

As of December 31, 2017, the fair value (Level 2) of the New Secured Notes was $359.8 million.

Troms Offshore Debt

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

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in April 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.92%). As of December 31, 2017, $25.5 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in January 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.91%). As of December 31, 2017, $23.3 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
May 2015 notes
Amount outstanding	$25,463	27,421
Fair value of debt outstanding (Level 2)	25,427	27,395
March 2015 notes
Amount outstanding	$23,345	24,573
Fair value of debt outstanding (Level 2)	23,251	24,544

In January 2014, Troms Offshore entered into a 300 million Norwegian Kroner (NOK), 12 year borrowing agreement originally scheduled to mature in January 2026. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 4.56%). As of December 31, 2017, 212.5 million NOK (approximately $26.0 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement originally scheduled to mature in May 2024. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 3.88% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 6.13%). As of December 31, 2017, 115 million NOK (approximately $14.1 million) is outstanding under this agreement.

A summary of NOK denominated Troms Offshore borrowings outstanding and their U.S. dollar equivalents is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
January 2014 notes:
NOK denominated	212,500	225,000
U.S. dollar equivalent	$25,965	26,167
Fair value in U.S. dollar equivalent (Level 2)	25,850	26,133
May 2012 notes:
NOK denominated	115,020	127,800
U.S. dollar equivalent	$14,054	14,864
Fair value in U.S. dollar equivalent (Level 2)	14,013	14,793

At March 31, 2017, the company failed to meet certain covenants contained in the Bank Loan Agreement, the Troms Offshore Debt agreement and the September 2013 Senior Notes, which resulted in covenant noncompliance that would have allowed the respective lenders and/or the noteholders to declare us to be in default under each of the Funded Debt Agreements, and accelerate the indebtedness thereunder.  To avoid an acceleration of indebtedness of these agreements (and potentially the August 2011 and September 2010 Senior Notes) the company negotiated and obtained limited waivers from the necessary lenders and noteholders. When the final waiver expired in accordance with its terms on April 7, 2017, negotiations regarding the terms of the company’s restructuring were substantially complete. As a result of the above, all of the company’s debt was classified as current on its Consolidated Balance Sheet at March 31, 2017.

Bank Loan Agreement

In May 2015, the company amended and extended its existing bank loan agreement. The amended bank loan agreement was scheduled to mature in June 2019 (the “Maturity Date”) and provided for a $900 million, five-year credit facility (“credit facility”) consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2017 which had estimated fair market values of $168 million and $336 million, respectively.

In accordance with the Plan, on the Effective Date all outstanding obligations under the revolver and term loan were cancelled. Refer to note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence.

Senior Notes

The determination of fair value included an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread was determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values were based on Level 2 inputs.

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

In accordance with the Plan, on the Effective Date all outstanding obligations under the September 2013 Senior Notes were cancelled. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence.  A summary of these notes is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands, except weighted average data)	2017	2017
Aggregate debt outstanding	$—	500,000
Weighted average remaining life in years	—	6.4
Weighted average coupon rate on notes outstanding	—	4.86%
Fair value of debt outstanding	—	280,000

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years.

In accordance with the Plan, on the Effective Date all outstanding obligations under the August 2011 Senior Notes were cancelled. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence. A summary of these notes is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands, except weighted average data)	2017	2017
Aggregate debt outstanding	$—	165,000
Weighted average remaining life in years	—	3.6
Weighted average coupon rate on notes outstanding	—	4.42%
Fair value of debt outstanding	—	92,400

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. The multiple series of these notes were originally issued with maturities ranging from five to 12 years.

In accordance with the Plan, on the Effective Date all outstanding obligations under the September 2010 Senior Notes were cancelled. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, “Chapter 11 Proceedings and Emergence”)for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence. A summary of these notes is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands, except weighted average data)	2017	2017
Aggregate debt outstanding	$—	382,500
Weighted average remaining life in years	—	3.1
Weighted average coupon rate on notes outstanding	—	4.35%
Fair value of debt outstanding	—	214,200

For additional disclosure regarding the company’s debt, refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, are as follows:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Interest and debt costs incurred, net of interest capitalized	$13,009	11,179	54,018
Interest costs capitalized	101	601	3,612
Total interest and debt costs	$13,110	11,780	57,630

Interest and other debt costs for the period from August 1, 2017 through December 31, 2017 (Successor) was $13 million and reflects interest expense on the New Secured Notes and Troms debt as well as the amortization of premiums and discounts associated with the respective loans. Interest and other debt costs for the period from April 1, 2017 through July 31, 2017 (Predecessor) was $11.2 million and reflects interest expense on the Predecessor company’s term loan, revolver, senior notes and Troms debt.  The filing of our bankruptcy petition on May 17, 2017 resulted in the cessation of the accrual of interest on our term loan, revolving line of credit and senior notes through our Effective Date of July 31, 2017.

Increased borrowings under our revolver in March 2016, higher Libor rates and a higher spread on floating rate loans (as a result of higher leverage) resulted in interest and debt costs during the nine month period ended December 31, 2016 of $54 million. Also, lower levels of vessel construction in progress and lower levels of debt has decreased the amount of interest capitalized to vessel under construction.

Share Repurchases

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Transition Report on Form 10-K for a discussion of the company’s share repurchase programs during the year ended March 31, 2017, and the nine month transition period ended December 31, 2017.

Dividends

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Transition Report on Form 10-K for a discussion of the company’s dividends declared during the year ended March 31, 2017, and the nine month transition period ended December 31, 2017.

Operating Activities

Net cash provided by or used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash used in operating activities is as follows:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Net loss	$(38,726)	(1,646,909)	(563,039)
Reorganization items (non-cash)	—	1,368,882	—
Depreciation and amortization	20,131	47,447	129,699
Amortization of deferred drydocking and survey costs	206	—	—
Amortization of debt premiums and discounts	(715)	—	—
Provision for deferred income taxes	—	(5,543)	—
Gain on asset dispositions, net	(6,616)	(3,561)	(18,035)
Asset impairments	16,777	184,748	419,870
Compensation expense - stock based	3,731	1,707	4,166
Changes in operating assets and liabilities	(23,430)	34,593	(6,307)
Changes in due to/from affiliate, net	(2,373)	1,301	(4,132)
Changes in investments in, at equity, and advances to unconsolidated companies	(4,531)	(4,252)	(2,551)
Net cash used in operating activities	$(35,546)	(21,587)	(40,329)

Cash flows used in operations for the five month period August 1, 2017 through December 31, 2017 was $35.5 million and reflects a net loss of $38.7 million, which includes non-cash asset impairments of $16.8 million, total non-cash depreciation and amortization of $19.4 million, gain on asset dispositions, net of $6.6 million and stock-based compensation expense of $3.7 million. Reorganization items paid in cash (or to be paid in cash) for the period August 1, 2017 through December 31, 2017 of $4.3 million included the cost of delivering vessels operating under sale leaseback agreements to the respective lessors ($1.6 million) and restructuring-related professional fees ($2.7 million). Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $25.8 million of net cash primarily due to a decrease in accrued expenses and commission payments made to the Sonatide joint venture.

Cash flows used in operations for the four month period April 1, 2017 through July 31, 2017 was $21.6 million and reflects a net loss of $1.6 billion, which included non-cash reorganization items of $1.4 billion, asset impairments of $184.7 million, depreciation and amortization of $47.4 million and stock based compensation of $1.7 million. Reorganization items paid in cash (or to be paid in cash) during the period April 1, 2017 through July 31, 2017 were $28 million of restructuring-related professional fees.  Also during the period from April 1, 2017 through July 31, 2017, the company recognized $6.7 million of restructuring-related professional services expenses as general and administrative expenses. Changes in operating assets and liabilities provided $34.6 million of net cash and included increases in trade payables of $8.2 million and increases to accrued expenses and accounts payable of $17.2 million (of which an increase of $7.9 million was related to reorganization-related professional fees) and a reduction in accounts receivables of $6.3 million. Changes in due to/from affiliate provided $1.3 million of cash primarily as a result of more modest cash repatriations from our Sonatide joint venture.

Cash flows used in operations for the nine months ended December 31, 2016 was $40.3 million and reflects a net loss of $563.0 million, which included non-cash asset impairment charges of $419.9 million and depreciation and amortization of $129.7 million, which were partially offset by gains on asset dispositions, net of $18 million. During the nine months ended December 31, 2016 the company recognized $12.2 million of restructuring-related professional services expenses as general and administrative expenses. Changes in our net due to/from affiliate, net used $4.1 million of cash and was the result of a net increase the due to/from balance resulting from lower levels of cash repatriated from our Sonatide joint venture and commissions payments made by the company to Sonatide. Changes in operating assets and liabilities used $6.3 million of net cash.

Investing Activities

Net cash provided by investing activities is as follows:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Proceeds from sales of assets	$32,742	2,172	12,333
Additions to properties and equipment	(9,834)	(2,265)	(17,144)
Payments related to novated vessel construction contract	—	5,272	—
Refunds from cancelled vessel construction contracts	—	—	25,565
Net cash provided by investing activities	$22,908	5,179	20,754

Investing activities for the five month period August 1, 2017 through December 31, 2017 provided $22.9 million of net cash, reflecting proceeds from the sale of all eight of the company’s ROVs of $23 million and $9.7 million of proceeds from the disposal of vessels. These proceeds were partially offset by additions to properties and equipment of $9.8 million. Additions to properties and equipment for the period August 1, 2017 through December 31, 2017 were comprised of approximately $2.9 million in capitalized upgrades to existing vessels and equipment and $6.9 million for the construction of offshore support vessels.

Investing activities for the four month period April 1, 2017 through July 31, 2017 provided $5.2 million of net cash, reflecting the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of the company’s obligations related to a vessel under construction at an international shipyard and proceeds received from the sale of seven vessels and other assets of $2.2 million. Additions to properties and equipment for the period April 1, 2017 through July 31, 2017 were comprised of approximately $1.3 million in capitalized upgrades to existing vessels and equipment and $0.9 million for the construction of offshore support vessels.

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

Financing Activities

Net cash used in financing activities is as follows:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands)	December 31, 2017	July 31, 2017	(unaudited)
Principal payments on long-term debt	$(1,176)	(5,124)	(7,337)
Cash payments to General Unsecured Creditors	(93,719)	(122,806)	—
Cash received for issuance of common stock	2	—	—
Other	—	(1,200)	(1,722)
Net cash used in financing activities	$(94,893)	(129,130)	(9,059)

Financing activities for the period August 1, 2017 through December 31, 2017 used $94.9 million of net cash, as a result of payments made to creditors pursuant to the Plan of $93.7 million and $1.2 million of scheduled semiannual principal payments on Troms Offshore debt.

Financing activities for the period April 1, 2017 through July 31, 2017 used $129.1 million of cash as a result of payments made to creditors pursuant to the Plan of $122.8 million, $5.1 million of scheduled semiannual principal payments on Troms Offshore debt and $1.2 million of commissions paid to a non-controlling owner of a consolidated joint venture entity.

Financing activities for the nine months ended December 31, 2016 used $9.1 million of cash, primarily due to $7.3 million of scheduled semiannual principal payments on Troms Offshore debt.

Other Liquidity Matters

Vessel Construction.   We have successfully replaced the vast majority of the older vessels in our fleet with a smaller number of newer, larger and more efficient vessels that have a more extensive range of capabilities and have one remaining vessel currently under construction. We anticipate that we will use available cash in order to fund the remaining $4.5 million due on this remaining vessel. Further discussions of our vessel construction, acquisition and replacement program, including the settlement agreement relating to the construction of vessels, are disclosed in the “Our Global Vessel Fleet and Vessel Construction, Acquisition and Replacement Program” section of Item 1, the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of this Item 7 and Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $46.8 million as of December 31, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of December 31, 2017). The company appealed this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.8 million as of December 31, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.1 million as of December 31, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $36.8 million as of December 31, 2017) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

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

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($17.1 million as of December 31, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $56.1 million as of December 31, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered in March 2015 as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process.  The company has already initiated a separate court action in Washington, D.C. using a different service of process method and expects to be successful in having the award recognized in the Washington, D.C. court.  In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales.  Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award may present significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

Contractual Obligations and Contingent Commitments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide this information.

Off-Balance Sheet Arrangements

Sale/Leasebacks

In connection with the restructuring contemplated by the Plan, the Debtors filed a motion seeking to reject all Sale Leaseback Agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”). Pursuant to an order by the Bankruptcy Court in May 2017, the Sale Leaseback Agreements for all 16 leased vessels were rejected.

As of the Effective Date, the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims, and a portion of the emergence consideration (including cash, New Creditor Warrants and New Secured Notes, and based on up to $260.2 million of possible additional Sale Leaseback Claims) was set aside to allow for the settlement and payout of the Sale Leaseback Parties’ claims as they were settled. The company successfully reached agreement with the Sale Leaseback Parties between August and November 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled. The remaining emergence consideration withheld was distributed pro-rata to holders of allowed General Unsecured Claims, including the remaining Sale Leaseback Parties, in December 2017 and January 2018.

Included in gain on asset dispositions, net, for the period April 1, 2017 through July 31, 2017 (Predecessor), are $3 million of deferred gains from sale leaseback transactions which reflects gains recognized through the Petition Date of May 17, 2017. Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections.

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

We suggest that the company’s Nature of Operations and Summary of Significant Accounting Policies, as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. The company believes the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of the company’s consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

Fresh Start Accounting

Upon emergence from chapter 11 bankruptcy, the company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) No. 852, "Reorganizations" (ASC 852), which resulted in the company becoming a new entity for financial reporting purposes on
July 31, 2017, the Effective Date. Upon the adoption of fresh-start accounting, the company's assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, the company's consolidated financial statements subsequent to July 31, 2017 are not comparable to its consolidated financial statements on and prior to July 31, 2017. Refer to Note (3) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, "Fresh-start Accounting," for further details on the impact of fresh-start accounting on the company's consolidated financial statements.

Revenue Recognition

Our primary source of revenue is derived from time charter contracts of our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a “term” basis (generally three months to three years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate; provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the costs structure of the company’s contracts based on whether the contracts are spot or term, for the operating costs are generally the same without regard to the length of a contract.

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

The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates and average daily operating expenses. These estimates are made based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results.  Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. For more significant vessel carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates. The company records an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

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

The carrying value of the company’s net deferred tax assets is based on the company’s present belief that it will more likely than not be unable to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, the company may be required to adjust valuation allowances against its deferred tax assets resulting in additional income tax expense or benefit in the company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for changes to valuation allowances on a quarterly basis. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad. Given the changes associated with the Tax Cut and Jobs Act enacted on December 22, 2017, this assertion remains provisional as the company continues to evaluate the overall impact of the new tax legislation.

Drydocking Costs

Concurrent with emergence from Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

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

Pension and Other Postretirement Benefits

The company sponsors a defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The accounting for these plans is subject to guidance regarding employers’ accounting for pensions and employers’ accounting for postretirement benefits other than pensions. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions, of which the discount rates used to measure future obligations, expenses and expected long-term return on plan assets are most critical. Less critical assumptions, such as, the rate of compensation increases, retirement ages, mortality rates, health care cost trends, and other assumptions, could also have a significant impact on the amounts reported. The company’s pension costs consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and, in part, on a market-related valuation of assets. The company considers a number of factors in developing its pension assumptions, which are evaluated at least annually, including relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

The company also sponsors a post retirement plan that provides limited health care and life insurance benefits to qualified retired employees. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV of this Transition Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this Transition Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

As of the end of the period covered by this report, we have evaluated, under the supervision and with the participation of the company’s management, including the company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, the company’s President and Chief Executive Officer, along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in Item 15 of this Transition Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide this information.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the company’s 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the company’s 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the company’s 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017 about the company’s equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders	1,157,646	(1)	$—	1,891,231	(2)
Equity compensation plans not approved by stockholders	—		—	—
Balance at December 31, 2017	1,157,646		$—	1,891,231

(1)

Represents restricted stock units (RSUs) outstanding under the company’s 2017 Stock Incentive Plan.  Each RSU represents the right to receive one share of our common stock in the future, provided certain vesting requirements are met.

(2)

Under the 20017 Stock Incentive Plan, awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, or other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the company’s 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the company’s 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Transition Report on Form 10-K::

(1) Financial Statements

A list of the consolidated financial statements of the company filed as a part of this Transition Report on Form 10-K is set forth in Part II, Item 8 beginning on page F-1 of this Transition Report on Form 10-K and is incorporated herein by reference.

(2) Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Transition Report on Form 10-K which begins on page F-1. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3) Exhibits

The index below describes each exhibit filed as a part of this Transition Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors, dated May 11, 2017 (filed with the Commission as Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

2.2

Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors, dated May 11, 2017 (filed with the Commission as Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

2.3

Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors, dated July 13, 2017 (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K on July 18, 2017, File No. 1-6311).

3.1	Amended and Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

3.2	Amended and Restated By-Laws of Tidewater Inc., dated July 31, 2017 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

4.1

Indenture for 8.00% Senior Secured Notes due 2022, dated July 31, 2017, by and among Tidewater Inc., each of the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.1	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.2

Amendment and Restatement Agreement No. 4 to the Troms Facility Agreement, dated May 11, 2017 (filed with the Commission as Exhibit C to Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed by the company on May 12, 2017, File No. 22-29043).

10.3

Creditor Warrant Agreement, dated July 31, 2017, between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.4

Existing Equity Warrant Agreement, dated July 31, 2017, between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.5+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.6+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan, executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.7+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan, executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.8+

Amendment to the Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan, dated December 10, 2008 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.9+

Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.10+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.11+*	Summary of Compensation Arrangements with Directors.

10.12+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski, effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

10.13+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey Platt, dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.14+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Joseph Bennett, dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.15+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Bruce D. Lundstrom, dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.6 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.16+

Change of Control Agreement between Tidewater Inc. and Quinn P. Fanning, dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.7 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.17+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on August 12, 2015, File No. 1-6311).

10.18+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.19+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.20+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.21+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.22+

Amendment Number Five to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015, File No. 1-6311).

10.23+

Form of Notice of Termination of Change of Control Agreement, delivered to each of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on July 25, 2016, File No. 1-6311).

10.24+

Form of Incentive Bonus Agreement, entered into with each of the company’s executive officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 21, 2016, File No. 1-6311).

10.25+

Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and Jeffrey M. Platt, effective as of May 11, 2017 (filed with the Commission as Exhibit 10.51 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2017, File No. 1-6311).

10.26+

Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and Joseph M. Bennett, effective as of May 11, 2017 (filed with the Commission as Exhibit 10.52 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2017, File No. 1-6311).

10.27+

Form of Limited Waiver of Change of Control Provisions and Incentive Awards between Tidewater Inc. and each of Quinn P. Fanning, Jeffrey A. Gorski, and Bruce D. Lundstrom, effective as of May 11, 2017 (filed with the Commission as Exhibit 10.53 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2017, File No. 1-6311).

10.28+	Tidewater Inc. 2017 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.29+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (emergence grants to certain officers) (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 22, 2017, File No. 1-6311).

10.30+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-6311).

10.31+*	Separation Agreement between Tidewater Inc. and Jeffrey M. Platt effective as of October 15, 2017.

10.32+*	Employment Agreement between Tidewater Inc. and Larry T. Rigdon effective as of October 16, 2017.

10.33+

Form of Change of Control Agreement, entered into with certain of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 19, 2017, File No. 1-6311).

10.34+*	Tidewater Inc. Executive Officer Short-Term Incentive Plan for Transition Period (April 1 – December 31, 2017).

10.35+*	Tidewater Inc. Management Short-Term Incentive Plan for Transition Period (April 1 – December 31, 2017).

10.36+*	Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to Larry T. Rigdon.

10.37+

Employment Agreement between Tidewater Inc. and John T. Rynd, dated February 15, 2018 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on February 23, 2018, File No. 1-6311).

10.38+	Side Letter with John T. Rynd, dated February 15, 2018 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on February 23, 2018, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2018.

TIDEWATER INC.
(Registrant)

By:	/s/ Quinn P. Fanning
Quinn P. Fanning,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2018.

/s/ John T. Rynd	/s/ Quinn P. Fanning
John T. Rynd, Chief Executive Officer and Director	Quinn P. Fanning, Executive Vice President and Chief Financial Officer

/s/ Craig J. Demarest	/s/ Dick Fagerstal
Craig J. Demarest, Vice President, Principal Accounting Officer and Controller	Dick Fagerstal, Director

/s/ Thomas R. Bates, Jr.	/s/ Alan J. Carr
Thomas R. Bates, Jr., Chairman of the Board of Directors	Alan J. Carr, Director

/s/ Randee E. Day	/s/ Larry T. Rigdon
Randee E. Day, Director	Larry T. Rigdon, Director

/s/ Steven L. Newman
Steven L. Newman, Director

TIDEWATER INC.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the company’s internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the "Company") as of December 31, 2017 (Successor Company balance sheet) and March 31, 2017 (Predecessor Company balance sheet), the related consolidated statements of earnings (loss), comprehensive loss, equity, and cash flows, for the period from August 1, 2017 through December 31, 2017 (Successor Company operations), the period from April 1, 2017 through July 31, 2017, and for the year ended March 31, 2017 (Predecessor Company operations), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from August 1, 2017 through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of March 31, 2017 and the results of its operations and its cash flows for the period from April 1, 2017 through July 31, 2017, and for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Fresh-Start Reporting

As discussed in Note 2 to the financial statements, on July 17, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on July 31, 2017. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2018

We have served as the Company’s auditor since 2004.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	Successor	Predecessor
	December 31,	March 31,
ASSETS	2017	2017
Current assets:
Cash and cash equivalents	$432,035	706,404
Restricted cash	21,300	—
Trade and other receivables, less allowance for doubtful accounts of $1,800 and $16,165 as of December 31, 2017 and March 31, 2017, respectively	114,184	123,262
Due from affiliate	230,315	262,652
Marine operating supplies	28,220	30,560
Other current assets	19,130	18,409
Total current assets	845,184	1,141,287
Investments in, at equity, and advances to unconsolidated companies	29,216	45,115
Net properties and equipment	837,520	2,864,762
Deferred drydocking and survey costs	3,208	—
Other assets	31,052	139,535
Total assets	$1,746,180	4,190,699

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,497	31,599
Accrued expenses	54,806	78,121
Due to affiliate	99,448	132,857
Accrued property and liability losses	2,585	3,583
Current portion of long-term debt	5,103	2,034,124
Other current liabilities	19,693	48,429
Total current liabilities	220,132	2,328,713
Long-term debt	443,057	—
Deferred income taxes	—	46,013
Accrued property and liability losses	2,471	10,209
Other liabilities and deferred credits	58,576	154,705

Commitments and Contingencies (Note (14))

Equity:
Predecessor Common stock of $0.10 par value, 125,000,000 shares authorized, 47,121,304 shares issued and outstanding at March 31, 2017	—	4,712
Predecessor Additional paid-in capital	—	165,221
Successor Common stock of $0.001 par value, 125,000,000 shares authorized, 22,115,916 shares issued and outstanding at December 31, 2017	22	—
Successor Additional paid-in capital	1,059,120	—
Retained (deficit) earnings	(39,266)	1,475,329
Accumulated other comprehensive loss	(147)	(10,344)
Total stockholders’ equity	1,019,729	1,634,918
Noncontrolling interests	2,215	16,141
Total equity	1,021,944	1,651,059
Total liabilities and equity	$1,746,180	4,190,699

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(In thousands, except share and per share data)

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
	December 31, 2017	July 31, 2017	March 31, 2017
Revenues:
Vessel revenues	$171,884	146,597	583,816
Other operating revenues	6,869	4,772	17,795
	178,753	151,369	601,611
Costs and expenses:
Vessel operating costs	120,502	116,438	359,171
Costs of other operating revenues	3,792	2,348	12,729
General and administrative	46,619	41,832	145,879
Vessel operating leases	1,215	6,165	33,766
Depreciation and amortization	20,337	47,447	167,291
Gain on asset dispositions, net	(6,616)	(3,561)	(24,099)
Asset impairments	16,777	184,748	484,727
	202,626	395,417	1,179,464
Operating loss	(23,873)	(244,048)	(577,853)
Other income (expenses):
Foreign exchange loss	(407)	(3,181)	(1,638)
Equity in net earnings of unconsolidated companies	2,130	4,786	5,710
Interest income and other, net	2,771	2,384	5,193
Reorganization items	(4,299)	(1,396,905)	—
Interest and other debt costs, net	(13,009)	(11,179)	(75,026)
	(12,814)	(1,404,095)	(65,761)
Loss before income taxes	(36,687)	(1,648,143)	(643,614)
Income tax (benefit) expense	2,039	(1,234)	6,397
Net loss	$(38,726)	(1,646,909)	(650,011)
Less: Net income attributable to noncontrolling interests	540	—	10,107
Net loss attributable to Tidewater Inc.	$(39,266)	(1,646,909)	(660,118)
Basic loss per common share	$(1.82)	(34.95)	(14.02)
Diluted loss per common share	$(1.82)	(34.95)	(14.02)
Weighted average common shares outstanding	21,539,143	47,121,330	47,071,066
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	21,539,143	47,121,330	47,071,066

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Net loss	$(38,726)	(1,646,909)	(650,011)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, 0 and $61, respectively	256	163	113
Change in loss on derivative contract, net of tax of $0, $0 and $823, respectively	—	—	1,530
Change in supplemental executive retirement plan pension liability, net of tax of $0, $0 and ($927), respectively	(1,582)	(536)	(1,721)
Change in pension plan minimum liability, net of tax of $0, $0 and $215, respectively	(357)	(594)	399
Change in other benefit plan minimum liability, net of tax of $0, $0 and ($2,046), respectively	1,536	(1,468)	(3,799)
Total comprehensive loss	$(38,873)	(1,649,344)	(653,489)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2016 (Predecessor)	$4,707	166,604	2,135,075	(6,866)	6,034	2,305,554
Total comprehensive loss	—	—	(660,118)	(3,478)	10,107	(653,489)
Stock option activity	—	1,146	—	—	—	1,146
Amortization/cancellation of restricted stock units	5	(2,529)	372	—	—	(2,152)
Balance at March 31, 2017 (Predecessor)	$4,712	165,221	1,475,329	(10,344)	16,141	1,651,059
Total comprehensive loss	—	—	(1,646,909)	(2,435)	—	(1,649,344)
Stock option expense	—	390	—	—	—	390
Cancellation/forfeiture of restricted stock units	—	1,254	—	—	—	1,254
Amortization of restricted stock units	—	2	—	—	—	2
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at July 31, 2017 (Predecessor)	$4,712	166,867	(171,580)	(12,779)	14,941	2,161
Cancellation of Predecessor equity	(4,712)	(166,867)	171,580	12,779	(13,266)	(486)
Balance at July 31, 2017 (Predecessor)	$—	—	—	—	1,675	1,675

Issuance of Successor common stock and warrants	$18	1,055,391	—	—	—	1,055,409

Balance at August 1, 2017 (Successor)	$18	1,055,391	—	—	1,675	1,057,084
Total comprehensive loss	—	—	(39,266)	(147)	540	(38,873)
Issuance of common stock	4	(2)	—	—	—	2
Amortization/cancellation of restricted stock units	—	3,731	—	—	—	3,731
Balance at December 31, 2017 (Successor)	$22	1,059,120	(39,266)	(147)	2,215	1,021,944

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Operating activities:
Net loss	$(38,726)	(1,646,909)	(650,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reorganization items (non-cash)	—	1,368,882	—
Depreciation and amortization	20,131	47,447	167,291
Amortization of deferred drydocking and survey costs	206	—	—
Amortization of debt premiums and discounts	(715)	—	—
Provision for deferred income taxes	—	(5,543)	(2,200)
Gain on asset dispositions, net	(6,616)	(3,561)	(24,099)
Asset impairments	16,777	184,748	484,727
Changes in investments in, at equity, and advances to unconsolidated companies	(4,531)	(4,252)	(7,613)
Compensation expense – stock based	3,731	1,707	3,278
Excess tax (benefit) liability on stock options exercised	—	—	4,927
Changes in operating assets and liabilities, net:
Trade and other receivables	2,312	6,286	104,829
Changes in due to/from affiliate, net	(2,373)	1,301	20,829
Marine operating supplies	1,229	88	2,285
Other current assets	10,305	(1,840)	(12,523)
Accounts payable	(1,259)	8,157	(17,531)
Accrued expenses	(24,896)	17,245	(18,687)
Accrued property and liability losses	(176)	(822)	262
Other current liabilities	(4,026)	(2,337)	(26,658)
Other liabilities and deferred credits	(1,089)	2,884	(2,657)
Other, net	(5,830)	4,932	3,372
Net cash provided by (used in) operating activities	(35,546)	(21,587)	29,821
Cash flows from investing activities:
Proceeds from sales of assets	32,742	2,172	14,797
Additions to properties and equipment	(9,834)	(2,265)	(25,499)
Payments related to novated vessel construction contract	—	5,272	—
Refunds from cancelled vessel construction contracts	—	—	25,565
Net cash provided by investing activities	22,908	5,179	14,863
Cash flows from financing activities:
Principal payments on long-term debt	(1,176)	(5,124)	(10,069)
Cash payments to General Unsecured Creditors	(93,719)	(122,806)	—
Cash received for issuance of common stock	2	—	—
Other	—	(1,200)	(6,649)
Net cash used in financing activities	(94,893)	(129,130)	(16,718)
Net change in cash, cash equivalents and restricted cash	(107,531)	(145,538)	27,966
Cash, cash equivalents and restricted cash at beginning of period	560,866	706,404	678,438
Cash, cash equivalents and restricted cash at end of period	$453,335	560,866	706,404
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$8,223	1,577	70,687
Income taxes	$4,654	4,740	26,916
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$—	—	5,047

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Change to Fiscal Year End

On September 12, 2017, the Board of Directors approved changing the company’s fiscal year from a fiscal year ending on March 31 to a fiscal year ending on December 31, beginning with the period ending December 31, 2017. This Transition Report on Form 10-K covers the period from April 1, 2017 to December 31, 2017, which is the period between the close of the company’s immediately prior fiscal year and the opening date of the company’s newly selected fiscal year.

Fresh Start Accounting

Upon emergence from Chapter 11 bankruptcy, the company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) No. 852, "Reorganizations" (ASC 852), which resulted in the company becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, the company's assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, the company's consolidated financial statements subsequent to July 31, 2017 are not comparable to its consolidated financial statements on and prior to July 31, 2017. Refer to Note (3), "Fresh-start Accounting," for further details on the impact of fresh-start accounting on the company's consolidated financial statements.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for doubtful accounts, useful lives of property and equipment, income tax provisions, impairments, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

Cash Equivalents

The company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The company considers cash as restricted when there are contractual agreements that govern the use or withdrawal of the funds.

Marine Operating Supplies

Marine operating supplies, which consist primarily of operating parts and supplies for the company’s vessels as well as fuel, are stated at the lower of weighted-average cost or net realizable value.

Properties and Equipment

Depreciation and Amortization

Properties and equipment are stated at their fair market values upon emergence from Chapter 11 bankruptcy in accordance with fresh-start accounting. Upon emergence from Chapter 11 bankruptcy, the Successor Company, to better reflect the current offshore supply vessel market, updated the estimated useful lives for and the assumed salvage values for certain vessels. Depreciation is computed primarily on the straight-line basis beginning with the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 - 20 years for marine equipment (from date of construction) and 3 - 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of earnings.

Maintenance and Repairs

The majority of the company’s vessels require certification inspections twice in every five year period. Concurrent with emergence from Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications. These recertification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. The company’s previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Maintenance costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel are expensed as incurred.

Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment that are being performed not only for a specific customer contract are capitalized and amortized over the remaining life of the equipment.

Net Properties and Equipment

The following are summaries of net properties and equipment:

	Successor		Predecessor
	December 31,		March 31,
(In thousands)	2017		2017
Properties and equipment:
Vessels and related equipment		$850,268		$3,407,760
Other properties and equipment		5,710		69,670
		855,978		3,477,430
Less accumulated depreciation and amortization		18,458		612,668
Net properties and equipment		$837,520		$2,864,762

	Successor		Predecessor
	December 31,		March 31,
	2017		2017
	Number Of Vessels (B)	Carrying Value	Number Of Vessels (B)	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	138	$632,978	143	$1,990,049
Stacked vessels	89	189,710	101	793,606
Marine equipment and other assets under construction		9,501		53,611
Other property and equipment (A)		5,331		27,496
Totals	227	$837,520	244	$2,864,762

(A)	Other property and equipment at March 31, 2017 includes eight remotely operated vehicles, all of which were sold in December 2017.
(B)	Vessel count excludes vessels operated under sale leaseback agreements.

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at December 31, 2017 and March 31, 2017 had an average age of 11.0 and 11.5 years, respectively.

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

The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates, and average daily operating expenses. These estimates are made based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results.  Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a stacked vessel may not be recoverable. Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. For vessels with more significant carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates. The company records an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. Refer to Note (19) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for a discussion on asset impairments.

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

The following table discloses the total amount of current and long-term liabilities related to accrued property and liability losses not subject to reinsurance recoverability, but considered payable:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Accrued property and liability losses	$5,056	13,792

Pension and Other Postretirement Benefits

The company follows the provisions of ASC 715, Compensation – Retirement Benefits, and uses a December 31 measurement date for determining net periodic benefit costs, benefit obligations and the fair value of plan assets. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions including the discount rates used to measure future obligations and expenses, the rate of compensation increases, retirement ages, mortality rates, expected long-term return on plan assets, health care cost trends, and other assumptions, all of which have a significant impact on the amounts reported.

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

For the long-term rate of return, assumptions are developed regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate use the equivalent single discount rate based on discounting expected plan benefit cash flows using the Mercer Bond Index Curve. For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered. For the health care cost trend rate for other postretirement benefits, assumptions are established for health care cost trends, applying an initial trend rate that reflects recent historical experience and broader national statistics with an ultimate trend rate that assumes that the portion of gross domestic product devoted to health care eventually becomes constant. Refer to Note (8) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for a complete discussion on compensation – retirement benefits.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad (provisionally as noted above). Refer to Note (6) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for a complete discussion on income taxes.

Revenue Recognition

The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These vessel time charter contracts are generally either on a term basis (ranging from three months to three years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the cost structure of the company’s contracts based on whether the contracts are spot or term for the operating costs are generally the same without regard to the length of a contract.

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages; repair and maintenance; insurance and loss reserves; fuel, lube oil and supplies; and other vessel expenses, which include but are not limited to costs such as brokers’ commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major repairs carried out during drydockings, which occur during the initial economic useful life of the vessel. Vessel operating costs are recognized as incurred on a daily basis.

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

Earnings Per Share

The company follows ASC 260, Earnings Per Share and reports both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is computed based on the weighted average number of shares of common stock outstanding and shares issuable upon the exercise of Creditor Warrants held by U.S. citizens. Dilutive earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of the company’s share-based compensation and incentive plans. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis. Refer to Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for additional information.

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

Stock-Based Compensation

The company follows ASC 718, Compensation – Stock Compensation, for the expensing of stock options and other share-based payments. This topic requires that stock-based compensation transactions be accounted for using a fair-value-based method. The company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. Refer to Note (10) for a complete discussion on stock-based compensation.

Comprehensive Income

The company reports total comprehensive income and its components in the financial statements in accordance with ASC 220, Comprehensive Income. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities and derivative financial instruments, currency translation adjustment and any minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan. Refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for a complete discussion on comprehensive income.

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

In March 2017, the FASB issued ASU 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs, This new guidance amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This new guidance was effective for the company in January 2018. The adoption of this guidance requires a retrospective approach and is not expected to have a material effect on the company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which is intended to reduce the diversity in practice related to the presentation of restricted cash in the statement of cash flows. This new guidance is effective for the company in January 2018. The company has early adopted this standard as of December 2017. The company has applied this guidance on a retrospective basis without material impact on its prior year consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This new guidance is effective for the company in January 2018. The adoption of this guidance requires a modified retrospective approach and is not expected to have a material effect on the company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain specific types of cash receipts in the statement of cash flows with the intent of reducing diversity in practice. This new guidance is effective for the company in January 2018. The adoption of this guidance requires a retrospective approach and is not expected to have a material effect on the company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this new guidance an entity recognizes all excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The company adopted this new guidance in April 2017. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. Additionally, the company’s vessel contracts may contain a lease component and if so the company would then recognize a portion of its revenue related to that contract as lease revenue. Non-lease components will be recognized in accordance with ASU 2014-09. The new guidance is effective for the company in January 2019. The company expects to use the modified retrospective approach for adoption and is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current on the balance sheet. No prior periods would be retrospectively adjusted. The company adopted this new guidance in April 2017. The adoption of this guidance did not have a material effect on the company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue standard will be effective for the company in January 2018 and will be adopted using the modified retrospective approach.  The company has determined that in instances where mobilization revenue (fees paid by a customer for the relocation of a vessel prior to the start of a charter contract) is a component of vessel charter contracts, the company should defer that revenue as a liability and recognize it consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the life of the vessel’s charter. The company has also evaluated the impact of adopting this standard on January 1, 2018, and determined that there would be an immaterial adjustment to the beginning accumulated deficit for deferred mobilization and demobilization revenue. The necessary changes to the company’s business processes, systems and controls to support recognition and disclosure of this ASU upon adoption on January 1, 2018 have been implemented. Based on the criteria of ASU 2016-02, the company’s vessel charter contracts may contain a lease component and if so, revenue recognition of that portion of the contract would be accounted for as lease revenue while any service components of the contract would be accounted for under ASU 2014-09.

(2)CHAPTER 11 PROCEEDINGS AND EMERGENCE

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). The Plan was confirmed on July 17, 2017 by the Bankruptcy Court.

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

•

The company’s existing shares of common stock were cancelled. Existing common stockholders of the company received their pro rata share of common stock representing 5% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an exercise price of $57.06 per share, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an exercise price of $62.28 per share. The Series A Warrants are exercisable for 2.4 million shares of common stock while the Series B Warrants are exercisable for 2.6 million shares of common stock. The Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the company’s business and are subject to the restrictions in the company’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. If, during the six-month period immediately preceding the Series A and Series B Warrants’ termination date, a non-U.S. Citizen is precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor Warrants, with one such warrant being issued for each share of common stock into which Series A or Series B Warrants were otherwise convertible.

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

As of July 31, 2017, the date of the company’s emergence from Chapter 11 bankruptcy (the “Effective Date”), the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims, and a portion of the emergence consideration (including cash, New Creditor Warrants and New Secured Notes, and based on up to $260.2 million of possible additional Sale Leaseback Claims) was set aside to allow for the settlement and payout of the Sale Leaseback Parties’ claims as they were settled. The company successfully reached agreement with the Sale Leaseback Parties between August and November 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled. The remaining emergence consideration withheld was distributed pro-rata to holders of allowed General Unsecured Claims, including the remaining Sale Leaseback Parties, in December 2017 and January 2018.

(3)FRESH-START ACCOUNTING

Upon the company's emergence from Chapter 11 bankruptcy, the company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) holders of existing shares of the Predecessor immediately before the Effective Date received less than 50 percent of the voting shares of the Successor entity and (ii) the reorganization value of the Successor was less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date.

Refer to Note (2), "Chapter 11 Proceedings and Emergence," for the terms of the Plan. Fresh-start accounting requires the company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The new entity is referred to as "Successor”. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the company’s consolidated financial statements and resulted in the company becoming a new entity for financial reporting purposes.  As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

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

Consolidated Balance Sheet

The following presents the effects on the company's consolidated balance sheet due to the reorganization and fresh-start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the company's assumptions and methods used to determine fair value for its assets and liabilities.

(In thousands)	As of July 31, 2017
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$683,673	(122,807)	(1)	-		560,866
Trade and other receivables, net	116,976	-		(480)	(10)	116,496
Due from affiliate	252,393	-		-		252,393
Marine operating supplies	30,495	-		1,594	(11)	32,089
Other current assets	33,243	(12,438)	(2)	(278)	(12)	20,527
Total current assets	1,116,780	(135,245)		836		982,371
Investments in, at equity, and advances to unconsolidated companies	49,367	-		(24,683)	(13)	24,684
Net properties and equipment	2,625,848	-		(1,744,672)	(14)	881,176
Other assets	92,674	-		(46,270)	(15)	46,404
Total assets	$3,884,669	(135,245)		(1,814,789)		1,934,635

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$39,757	-		-		39,757
Accrued expenses	71,824	-		(160)	(16)	71,664
Due to affiliate	123,899	-		-		123,899
Accrued property and liability losses	2,761	-		-		2,761
Current portion of long-term debt	10,409	(5,204)	(3)	-		5,205
Other current liabilities	20,483	102,193	(4)	(963)	(17)	121,713
Total current liabilities	269,133	96,989		(1,123)		364,999
Long-term debt	80,233	355,204	(5)	10,946	(18)	446,383
Deferred income taxes	-	-		-		-
Accrued property and liability losses	2,789	-		-		2,789
Other liabilities and deferred credits	67,487	-		(4,107)	(17)	63,380
Liabilities subject to compromise	2,326,122	(2,326,122)	(6)	-		-
Total liabilities	2,745,764	(1,873,929)		5,716		877,551

Commitments and Contingencies

Equity:						-
Common stock (Predecessor)	4,712	(4,712)	(7)	-		-
Additional paid-in capital (Predecessor)	166,867	(166,867)	(7)	-		-
Common stock (Successor)	-	18	(8)	-		18
Additional paid-in capital (Successor)	-	1,055,391	(8)	-		1,055,391
Retained earnings	965,164	854,854	(9)	(1,820,018)	(19)	-
Accumulated other comprehensive loss	(12,779)	-		12,779	(20)	-
Total stockholders' equity	1,123,964	1,738,684		(1,807,239)		1,055,409
Noncontrolling interests	14,941	-		(13,266)	(21)	1,675
Total equity	1,138,905	1,738,684		(1,820,505)		1,057,084
Total liabilities and equity	$3,884,669	(135,245)		(1,814,789)		1,934,635

Reorganization Adjustments

(1)

The table below reconciles cash payments and amounts payable as of July 31, 2017 to the terms of the Plan described in Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

(In thousands)
Payment made to holders of General Unsecured Claims upon emergence	$122,807
Amounts payable to holders of General Unsecured Claims at July 31, 2017	102,193
Total payments pursuant to the Plan	$225,000

Based on the terms contemplated in the Plan, the company would have had $458.7 million of cash upon emergence subsequent to the full payment of the $225 million.

(2)	Represents the recognition of expenses paid prior to the Effective Date of $12.4 million for Plan support and other reorganization-related professional fees.

(3)	Reflects the reclassification from current to long-term of $5.2 million of Troms Offshore debt, consistent with the terms of the amended Troms Offshore credit agreement.

(4)	Reflects the establishment of a liability related to the unpaid pro rata cash distribution to the General Unsecured Claims.

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

(4)REORGANIZATION ITEMS

ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. The company uses “Reorganization items” on its consolidated statements of earnings (loss) to reflect the revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following tables summarize the components included in “Reorganization items”:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands)	December 31, 2017	July 31, 2017
Gain on settlement of liabilities subject to compromise	$—	(767,640)
Fresh start adjustments	—	1,820,018
Debt, sale leaseback and other reorganization items	1,631	316,504
Reorganization-related professional fees	2,668	28,023
Loss on reorganization items	$4,299	1,396,905

(5)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies were as follows:

		Successor	Predecessor
	Percentage	December 31,	March 31,
(In thousands)	Ownership	2017	2017
Sonatide Marine, Ltd. (Angola)	49%	$26,935	45,115
DTDW Holdings, Ltd. (Nigeria)	40%	2,281	—
Investments in, at equity, and advances to unconsolidated companies		$29,216	45,115

As a result of fresh-start accounting the company’s investment in Sonatide Marine, Ltd. and DTDW Holdings, Ltd. were assigned a fair value based on the discounted cash flows of their respective operations. This resulted in a difference between the carrying value of the company’s investment balance and the company’s share of the net assets of the joint ventures of $27.7 million and $4.2 million for Sonatide Marine, Ltd. and DTDW Holdings, Ltd, respectively,  which will be accreted to the investments in, at equity, and advances to unconsolidated companies over ten years.

(6)	INCOME TAXES

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

Earnings before income taxes derived from United States and non-U.S. operations are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Non-U.S.	$(5,137)	(1,603,788)	(498,931)
United States	(31,550)	(44,355)	(144,683)
	$(36,687)	(1,648,143)	(643,614)

Income tax expense (benefit) consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
Year Ended March 31, 2017 (Predecessor)
Current	$(842)	17	9,422	8,597
Deferred	(2,200)	—	—	(2,200)
	$(3,042)	17	9,422	6,397
Period from April 1, 2017 through July 31, 2017 (Predecessor)
Current	$(822)	3	5,128	4,309
Deferred	(5,543)	—	—	(5,543)
	$(6,365)	3	5,128	(1,234)
Period from August 1, 2017 through December 31, 2017 (Successor)
Current	$11	—	2,028	2,039
Deferred	—	—	—	—
	$11	—	2,028	2,039

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Computed “expected” tax expense	$(12,840)	(576,850)	(225,265)
Increase (reduction) resulting from:
Foreign income taxed at different rates	1,767	448,805	232,904
Uncertain tax positions	(3,219)	4,674	3,007
Chapter 11 reorganization	—	50,428	—
Nondeductible transaction costs	—	2,628
Transition tax	15,120	—	5,587
Valuation allowance – deferred tax assets	(28,387)	69,278	(2,377)
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	11	(822)	(3,860)
Foreign taxes	845	(1,342)	(928)
State taxes	—	3	11
Other, net	1,481	1,964	—
Remeasurement of deferred taxes	27,261	—	(2,682)
	$2,039	(1,234)	6,397

ASU 2016-06 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This accounting standard became effective for periods beginning on or after January 1, 2018. Income taxes resulting from intercompany vessel sales, as well as the tax effect of any reversing temporary differences resulting from the sales, were deferred and amortized on a straight-line basis over the remaining useful lives of the vessels as of March 31, 2017. Due to the company’s Chapter 11 reorganization, the remaining unamortized balances associated with previous vessel transfers were reduced to zero as of December 31, 2017. In addition, any remaining U.S. vessels were pledged as collateral in accordance with the company’s revised debt agreements.  Therefore, the company does not intend to execute intercompany vessel transfers in the near future and does not anticipate that the adoption of ASU 2016-06 will have a material impact on the financial statements.

The effective tax rate applicable to pre-tax earnings is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
	December 31, 2017	July 31, 2017	March 31, 2017
Effective tax rate applicable to pre-tax earnings	(5.50%)	0.10%	(0.99%)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Deferred tax assets:
Accrued employee benefit plan costs	$5,838	18,241
Stock based compensation	230	2,940
Net operating loss and tax credit carryforwards	3,941	14,693
Restructuring fees not currently deductible for tax purposes	3,982	—
Depreciation and amortization	29,160	—
Other	3,070	5,587
Gross deferred tax assets	46,221	41,461
Less valuation allowance	(43,218)	(2,327)
Net deferred tax assets	3,003	39,134
Deferred tax liabilities:
Basis difference in partnership	(716)	(17,322)
Depreciation and amortization	—	(27,355)
Section 1245 recapture	(2,131)
Other	(156)	—
Gross deferred tax liabilities	(3,003)	(44,677)
Net deferred tax assets (liabilities)	$—	(5,543)

In July 2017 the company reorganized under Chapter 11 of the U.S. bankruptcy code, in a transaction treated as a tax free reorganization under IRC Sec. 368(a)(1)(G).  Approximately $853 million of cancellation of indebtedness (COD) income was realized for tax purposes. Under exceptions applying to COD income resulting from a bankruptcy reorganization, the company was not required to recognize this COD income currently as taxable income.  Instead, the company’s tax attribute carryforwards, including net operating losses, tax basis of vessels and other depreciable assets, and the stock of foreign corporate subsidiaries was reduced under the operative tax statute and applicable regulations, affecting the balance of deferred taxes where appropriate.  The total amount of reduction of tax attributes under these rules was approximately $806 million, of which $518 million impacted net operating losses and depreciable assets.  Approximately $288 million of attribute reduction reduced the tax basis of stock of foreign subsidiaries, which did not give rise to deferred taxes (as more fully discussed below). The remaining $47 million of excess COD income is attributed under the applicable tax regulations to domestic subsidiaries with insufficient tax attributes to absorb the required reduction; this can result in the recognition of future tax gain. Approximately $37 million of this was attributable to a subsidiary with no current built in gain, and therefore no deferred taxes were recognized on this portion of the excess COD income. Deferred taxes were recognized on the remaining $10 million of excess COD income. The actual reduction in tax attributes does not occur until the first day of the company’s tax year subsequent to the date of emergence, or January 1, 2018.

As of December 31, 2017 and March 31, 2017 the company had federal net operating loss (“NOL”) carryforwards of $215.6 million and $47.6 million, respectively.  The NOL as of December 31, 2017 will be reduced by approximately $201.1 million as of January 1, 2018 in association with the company’s Chapter 11 reorganization as discussed above. The company also had foreign tax credits in the amount of $2.3 million and $2.3 million as of December 31, 2017 and March 31, 2017, respectively. The company expects its foreign tax credits will expire from 2026 to 2027.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the company as of the emergence date. The ownership changes and resulting annual limitation will result in no expiration of net operating losses and other tax attributes generated prior to the emergence date.

Management assesses the available positive and negative evidence to estimate whether sufficient future U.S. taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for financial reporting purposes of domestic corporations that was incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, a valuation allowance of $2.3 million as of March 31, 2017 was recorded against the company’s deferred tax asset associated with foreign tax credits as they are more likely than not to be unrealized. For the nine month period ended December 31, 2017, a valuation allowance of $43.2 was recorded against the company’s net deferred tax asset.  The increase in the valuation allowance was attributable to the net operating losses generated in the current period combined with the impact of the company’s Chapter 11 reorganization which resulted in the company’s net deferred tax asset position as of December 31, 2017. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the company’s projections for growth and/or tax planning strategies.

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries. The differences relate primarily to stock basis differences attributable to factors other than earnings, given that any untaxed cumulative earnings were subject to taxation in the U.S. in 2017 in accordance with the Tax Cuts and Jobs Act, and that post-2017 earnings of these subsidiaries will either be taxed currently for U.S. purposes or will be permanently exempt from U.S. taxation. For the nine month period ended December 31, 2017, there is an unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries estimated to be approximately $4 million. While an assessment of the impact of the 2017 Tax Cuts and Jobs Act is still in progress, provisionally the company maintains that its investment in foreign subsidiaries and associated reinvestment of their cumulative earnings is permanent in duration.

The company has the following foreign tax credit carry-forwards that expire in 2022:

Successor
December 31,
(In thousands)	2017
Foreign tax credit carry-forwards	$2,327

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Tax liabilities for uncertain tax positions	$18,279	11,751
Income tax payable	4,050	13,936

Included in the liability balances for uncertain tax positions above are $9.8 million of penalties and interest. The tax liabilities for uncertain tax positions are primarily attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which are not included in the liability for uncertain tax positions above as they have not been recognized in previous tax filings, and which would lower the effective tax rate if realized are as follows:

Successor
December 31,
(In thousands)	2017
Unrecognized tax benefit related to state tax issues	$12,425
Interest receivable on unrecognized tax benefit related to state tax issues	54

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In thousands)
Balance at April 1, 2016 (Predecessor)	$17,648
Additions based on tax positions related to the current year	4,853
Settlement and lapse of statute of limitations	(1,108)
Balance at March 31, 2017 (Predecessor)	$21,393

Balance at April 1, 2017 (Predecessor)	$21,393
Additions based on tax positions related to the current year	2,050
Settlement and lapse of statute of limitations	—
Balance at July 31, 2017 (Predecessor)	$23,443

Balance at August 1, 2017 (Successor)	$23,443
Additions based on tax positions related to the current year	170
Additions based on tax positions related to a prior year	2,578
Settlement and lapse of statute of limitations	(1,045)
Reductions based on tax positions related to a prior year	(2,864)
Balance at December 31, 2017 (Successor)	$22,282

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for fiscal years prior to March 2014. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As of December 31, 2017, the company has not completed its accounting for the tax effects of enactment of the Tax Legislation.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the accounting and reporting of the Tax Act. SAB 118 allows companies to take a reasonable period, which should not extend beyond one year from enactment of the Tax Act, to measure and recognize the effects of the new tax law. In accordance with SAB 118, the company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that the company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  For various reasons discussed further below, the company has not yet completed the accounting for the income tax effects of certain elements of the Tax Act. If the company is able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, provisional adjustments were recorded. If the company is not able to make reasonable estimates of the impact of certain elements, no adjustments related to those elements were recorded and the company has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act

The company’s accounting for the following elements of the Tax Act is incomplete.  However, the company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of US federal corporate tax rate:  The Tax Act reduces the corporate tax rate to 21 percent effective January 1, 2018. Therefore, the company has made a reasonable estimate of the effects on existing deferred tax balances and recognized a provisional reduction of approximately $27.3 million in the company’s net deferred tax assets before consideration of the valuation allowance. The company recorded the adjustment during the fourth quarter of 2017; however, because of an offsetting change in our valuation allowance, there was no net impact to net income during 2017 as a result of this provision. While we were able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of the one-time transition tax.

One Time Transition Tax: The deemed repatriation transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries.  We were able to make a reasonable estimate of the one-time transition tax and recognized a provisional deemed dividend inclusion of $43.2 million in the US current taxable income calculation. This dividend reduced the company’s net operating loss generated in the current period by an equal and offsetting amount. As the company’s net operating losses generated in the current year were significantly larger in size than the deemed dividend, the impact was a reduction to the company’s net deferred tax assets which was completely offset with a change to the valuation allowance. Therefore, this provision did not have an impact on the company’s net income during 2017. The company is still analyzing certain aspects of the Tax Act and refining its calculations, including performing a detailed historical study on the E&P amounts used in calculating the impact of the one-time transition tax. The results of this study could potentially give rise to a new deemed dividend amount associated with the one-time transition tax which would also impact the Company’s net deferred tax asset balances and the related remeasurement of those balances. The company will complete this analysis within the measurement period in accordance with SAB 118.

The company continues to evaluate the impacts of the newly enacted global intangible low-taxed income (“GILTI”) provisions which subject the company’s foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, the company has not elected an accounting policy for GILTI at this time. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both acceptable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the company will make an appropriate accounting method election.

The base erosion anti-abuse tax (“BEAT”) provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. We are in the process of analyzing the impact of the BEAT provision but currently do not expect it will have a material impact on our provision for income tax.

(7)INDEBTEDNESS

Summary of Debt Outstanding per Stated Maturities

The following table summarizes debt outstanding based on stated maturities:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Bank loan agreement:
Bank term loan due July 2019	$—	300,000
Revolving line of credit due July 2019	—	600,000
September 2010 senior notes:
3.90% September 2010 senior notes due December 2017	—	44,500
3.95% September 2010 senior notes due December 2017	—	25,000
4.12% September 2010 senior notes due December 2018	—	25,000
4.17% September 2010 senior notes due December 2018	—	25,000
4.33% September 2010 senior notes due December 2019	—	50,000
4.51% September 2010 senior notes due December 2020	—	100,000
4.56% September 2010 senior notes due December 2020	—	65,000
4.61% September 2010 senior notes due December 2022	—	48,000
August 2011 senior notes:
4.06% August 2011 senior notes due March 2019	—	50,000
4.54% August 2011 senior notes due June 2021	—	65,000
4.64% August 2011 senior notes due June 2021	—	50,000
September 2013 senior notes:
4.26% September 2013 senior notes due November 2020	—	123,000
5.01% September 2013 senior notes due November 2023	—	250,000
5.16% September 2013 senior notes due November 2025	—	127,000
New secured notes:
8.00% New secured notes due August 2022	350,000	—
New secured notes - premium	14,329	—
Troms Offshore borrowings:
NOK denominated notes due May 2024	14,054	14,864
NOK denominated notes due May 2024 - premium	115	—
NOK denominated notes due January 2026	25,965	26,167
NOK denominated notes due January 2026 - discount	(1,586)	—
USD denominated notes due January 2027	23,345	24,573
USD denominated notes due January 2027 - discount	(1,678)	—
USD denominated notes due April 2027	25,463	27,421
USD denominated notes due April 2027 - discount	(1,847)	—
	$448,160	2,040,525
Less: Deferred debt issue costs	—	6,401
Less: Current portion of long-term debt	5,103	2,034,124
Total long-term debt	$443,057	—

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The New Secured Notes have minimum interest coverage requirement (EBITDA/Interest), for which compliance will first be measured for the twelve months ending June 30, 2019. Minimum liquidity requirements and other covenants are set forth in the Indenture and are in effect from July 31, 2017.  The Indenture also contains certain customary events of default and a make-whole provision.

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

The company is obligated to offer to repurchase the New Secured Notes at par in amounts that generally approximate 65% of asset sale proceeds as defined in the Indenture. The company maintains a restricted cash account to accumulate the net proceeds of each qualified asset sale. Per the terms of the Indenture, the company is required to offer to repurchase New Secured Notes within 60 days of the accumulation of $10 million in the account, which account had a balance of $21.3 million at December 31, 2017. In accordance with SEC tender offer rules, noteholders have a minimum of 20 days to respond. In the event the holders of the New Secured Notes do not accept the company’s offer to repurchase the notes the accumulated cash would become available to the company for its general use.

As of December 31, 2017, the fair value (Level 2) of the New Secured Notes was $359.8 million.

Troms Offshore Debt

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

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in April 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.92%). As of December 31, 2017, $25.5 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year borrowing agreement originally scheduled to mature in January 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.91%). As of December 31, 2017, $23.3 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
May 2015 notes
Amount outstanding	$25,463	27,421
Fair value of debt outstanding (Level 2)	25,427	27,395
March 2015 notes
Amount outstanding	$23,345	24,573
Fair value of debt outstanding (Level 2)	23,251	24,544

In January 2014, Troms Offshore entered into a 300 million Norwegian kroner (NOK) denominated, 12 year borrowing agreement originally scheduled to mature in January 2026. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 4.56%). As of December 31, 2017, 212.5 million NOK (approximately $26 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement originally scheduled to mature in May 2024. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 3.88% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 6.13%). As of December 31, 2017, 115 million NOK (approximately $14.1 million) is outstanding under this agreement.

A summary of NOK denominated Troms Offshore borrowings outstanding and their U.S. dollar equivalents is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
January 2014 notes:
NOK denominated	212,500	225,000
U.S. dollar equivalent	$25,965	26,167
Fair value in U.S. dollar equivalent (Level 2)	25,850	26,133
May 2012 notes:
NOK denominated	115,020	127,800
U.S. dollar equivalent	$14,054	14,864
Fair value in U.S. dollar equivalent (Level 2)	14,013	14,793

At March 31, 2017, the company failed to meet certain covenants contained in the Bank Loan Agreement, the Troms Offshore Debt agreement, and the September 2013 Senior Notes, which resulted in covenant noncompliance that would have allowed the respective lenders and/or the noteholders to declare us to be in default under each of the Funded Debt Agreements, and accelerate the indebtedness thereunder.  To avoid an acceleration of indebtedness of these agreements (and potentially the August 2011 and September 2010 Senior Notes) the company negotiated and obtained limited waivers from the necessary lenders and noteholders. When the final waiver expired in accordance with its terms on April 7, 2017, negotiations regarding the terms of the company’s restructuring were substantially complete. As a result of the above, all of the company’s debt was classified as current on its Consolidated Balance Sheet at March 31, 2017.

Bank Loan Agreement

In May 2015, the company amended and extended its existing bank loan agreement. The amended bank loan agreement was scheduled to mature in June 2019 (the “Maturity Date”) and provides for a $900 million, five-year credit facility (“credit facility”) consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

The company had $300 million in term loan borrowings and $600 million of revolver borrowings outstanding at March 31, 2017, which had an estimated fair market value of $168 million and $336 million, respectively.

In accordance with the Plan, on the Effective Date all outstanding obligations under the revolver and term loan were cancelled. Refer to Note (2) “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence.

Senior Notes

The determination of fair value included an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread was determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values were based on Level 2 inputs.

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

In accordance with the Plan, on the Effective Date all outstanding obligations under the September 2013 Senior Notes were cancelled. Refer to Note (2) “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence.

A summary of these notes is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands, except weighted average data)	2017	2017
Aggregate debt outstanding	$—	500,000
Weighted average remaining life in years	—	6.4
Weighted average coupon rate on notes outstanding	—	4.86%
Fair value of debt outstanding	—	280,000

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years.

In accordance with the Plan, on the Effective Date all outstanding obligations under the August 2011 Senior Notes were cancelled. Refer to Note (2) “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence.

A summary of these notes is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands, except weighted average data)	2017	2017
Aggregate debt outstanding	$—	165,000
Weighted average remaining life in years	—	3.6
Weighted average coupon rate on notes outstanding	—	4.42%
Fair value of debt outstanding	—	92,400

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. The multiple series of these notes were originally issued with maturities ranging from five to 12 years.

In accordance with the Plan, on the Effective Date all outstanding obligations under the September 2010 Senior Notes were cancelled. Refer to Note (2) “Chapter 11 Proceedings and Emergence” for further discussion of the terms of the company’s Chapter 11 bankruptcy and emergence.

A summary of these notes is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands, except weighted average data)	2017	2017
Aggregate debt outstanding	$—	382,500
Weighted average remaining life in years	—	3.1
Weighted average coupon rate on notes outstanding	—	4.35%
Fair value of debt outstanding	—	214,200

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Interest and debt costs incurred, net of interest capitalized	$13,009	11,179	75,026
Interest costs capitalized	101	601	4,829
Total interest and debt costs	$13,110	11,780	79,855

(8)    EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of December 31, 2017, approximately 30 active employees are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Active employees who previously accrued benefits under the pension plan continue to accrue benefits as participants in the company’s defined contribution retirement plan effective January 1, 2011. The transfer of employee benefits from a defined benefit pension plan to a defined contribution plan provided the company with more predictable retirement plan costs and cash flows. The company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have also been reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit plan during the nine-month period ended December 31, 2017. The company contributed $3 million to the defined benefit pension plan during the twelve-month period ended March 31, 2017 and did not contribute to the plan during 2016. The company does not believe a contribution will be necessary during calendar 2018.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock) are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed $0.1 million during the nine-month period ended December 31, 2017 and $0.2 million to the supplemental plan during the twelve-month period ended March 31, 2017.

On October 16, 2017, the company announced that Jeffrey M. Platt had retired from his position as the Company’s President and Chief Executive Officer and resigned as a member of the Company’s board of directors (the “Board”), effective October 15, 2017. As a result of Mr. Platt’s retirement, he is expected to receive in April 2018 an approximate $9.6 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss, which is currently estimated to be $0.5 million, will be recorded at the time of distribution. The company elected to sell its equity investments held in the rabbi trust in February 2018 in order to preserve the value of such investment in cash to be used in connection with the payment to the former CEO.

In December 2017, in an attempt to reduce costs, the Board of Directors amended the supplement plan to discontinue the accrual of benefits and any other contributions effective January 1, 2018. On this date, previously accrued pension benefits under the supplemental plan were frozen for approximately four active participants. This change does not affect the benefits earned by any participants prior to January 1, 2018. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at the sole discretion of the company.

Investments held in a Rabbi Trust in the supplemental plan are included in current assets at fair value. The following table summarizes the carrying value of the trust assets and obligations under the supplemental plan:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Investments held in Rabbi Trust	$8,908	8,759
Obligations under the supplemental plan	32,508	29,108

The following table summarizes the unrealized (loss) gains in carrying value of the trust assets:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Unrealized gain (loss) in carrying value of trust assets	$256	82	(95)
Unrealized loss in carrying value of trust assets are net of income tax expense of	—	—	(223)

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

Postretirement Benefit Plan

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through payments as benefits are required. The company eliminated the life insurance portion of its post retirement benefit effective January 1, 2018, resulting in a $1.9 million reduction in benefit obligations.

Effective November 20, 2015, the company eliminated its post-65 medical coverage for all current and future retirees effective January 1, 2017. The medical coverage remains unchanged for participants under age 65. This plan amendment resulted in an additional net periodic postretirement benefit of $2 million for the twelve month period ended March 31, 2017.

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

Whereas fluctuating rates of return are characteristic of the securities markets, the investment objective of the supplemental plan is to achieve investment returns sufficient to meet the actuarial assumptions. This is defined as an investment return greater than the current actuarial discount rate assumption of 3.80%, which is subject to annual upward or downward revisions.

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

U.S. Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

		Successor	Predecessor
		Actual as of	Actual as of
	Target	December 31, 2017	March 31, 2017
U.S. Pension plan:
Equity securities	—	—	—
Debt securities	100%	98%	98%
Cash and other	—	2%	2%
Total	100%	100%	100%
Supplemental plan:
Equity securities	65%	59%	59%
Debt securities	35%	38%	37%
Cash and other	—	3%	4%
Total	100%	100%	100%

Significant Concentration Risks

U.S. Plans

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of December 31, 2017, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

The fair value hierarchy for the pension plans and supplemental plan assets measured at fair value as of December 31, 2017 (Successor), are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Debt securities:
Government securities	$4,238	4,238	—	—	—
Collateralized mortgage securities	1,032	—	1,032	—	—
Corporate debt securities	49,420	—	49,420	—	—
Cash and cash equivalents	834	219	615	—	—
Other	1,404	172	1,232	—	—
Total	$56,928	4,629	52,299	—	—
Accrued income	608	608	—	—	—
Total fair value of plan assets	$57,536	5,237	52,299	—	—
Supplemental plan measured at fair value:
Equity securities:
Common stock	$3,599	3,599	—	—	—
Foreign stock	183	183	—	—	—
American depository receipts	1,429	1,429	—	—	—
Preferred American depository receipts	12	12	—	—	—
Real estate investment trusts	72	72	—	—	—
Debt securities:
Government debt securities	1,692	851	841	—	—
Open ended mutual funds	1,676	—	—	—	1,676
Cash and cash equivalents	246	27	170	—	49
Total	$8,909	6,173	1,011	—	1,725
Other pending transactions	(1)	(1)	—	—	—
Total fair value of plan assets	$8,908	6,172	1,011	—	1,725

The following table provides the fair value hierarchy for the pension plans and supplemental plan assets measured at fair value as of March 31, 2017 (Predecessor):

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

Plan Assets and Obligations

Changes in plan assets and obligations and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan, and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”), are as follows:

	Pension Benefits
	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of the period	$101,490	97,941	95,830
Service cost	546	393	1,182
Interest cost	1,599	1,313	3,814
Plan curtailment	(432)	—
Benefits paid	(2,059)	(1,610)	(4,895)
Actuarial (gain) loss	2,322	3,322	2,082
Foreign currency exchange rate changes	(23)	131	(72)
Benefit obligation at end of the period	103,443	101,490	97,941
Change in plan assets:
Fair value of plan assets at beginning of the period	$58,148	57,146	57,174
Actual return	1,182	2,138	577
Expected return	32	16	51
Actuarial loss	(217)	(109)	(148)
Administrative expenses	(15)	(7)	(27)
Plan curtailment	(100)	—	—
Employer contributions	625	435	4,465
Benefits paid	(2,059)	(1,610)	(4,895)
Foreign currency exchange rate changes	(60)	139	(51)
Fair value of plan assets at end of the period	57,536	58,148	57,146
Payroll tax unrecognized in benefit obligation at end of the period	76	91	83
Unfunded status at end of the period	$(45,983)	(43,433)	(40,878)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(10,731)	(1,791)	(1,791)
Noncurrent liabilities	(35,252)	(41,642)	(39,087)
Net amount recognized	$(45,983)	(43,433)	(40,878)

	Other Benefits
	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of the period	$4,817	4,811	5,573
Service cost	29	23	81
Interest cost	75	64	201
Participant contributions	65	58	411
Plan amendment	(1,861)	—	—
Benefits paid	(526)	(346)	(1,170)
Actuarial (gain) loss	325	207	(285)
Benefit obligation at end of the period	2,924	4,817	4,811
Change in plan assets:
Fair value of plan assets at beginning of the period	$—	—	—
Employer contributions	461	288	759
Participant contributions	65	58	411
Benefits paid	(526)	(346)	(1,170)
Fair value of plan assets at end of the period	—	—	—
Unfunded status at end of the period	$(2,924)	(4,817)	(4,811)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(282)	(418)	(418)
Noncurrent liabilities	(2,642)	(4,399)	(4,393)
Net amount recognized	$(2,924)	(4,817)	(4,811)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Projected benefit obligation	$103,443	97,941
Accumulated benefit obligation	101,287	94,467

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Projected benefit obligation	$103,443	97,941
Accumulated benefit obligation	101,287	94,467
Fair value of plan assets	57,536	57,146

Net periodic benefit cost for the pension plans and the supplemental plan include the following components:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Service cost	$546	393	1,182
Interest cost	1,599	1,313	3,814
Expected return on plan assets	(882)	(691)	(2,246)
Administrational expenses	19	3	28
Payroll tax of net pension costs	29	—	56
Amortization of net actuarial losses	131	—	32
Recognized actuarial loss	—	748	1,785
Curtailment gain	(99)	—	—
Net periodic pension cost	$1,343	1,766	4,651

Net periodic benefit cost for the postretirement health care and life insurance plan include the following components:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Service cost	$29	23	81
Interest cost	75	64	201
Amortization of prior service cost	—	(927)	(4,346)
Recognized actuarial (gain)	—	(335)	(1,138)
Net periodic postretirement benefit	$104	(1,175)	(5,202)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Net (gain) loss	$1,939	1,877	3,821
Fresh-start accounting fair value adjustment	—	(22,333)	—
Amortization of net (loss) gain	—	(748)	(1,785)
Total recognized in other comprehensive (income) loss, before tax	$1,939	(21,204)	2,036
Net of tax	1,939	(21,204)	1,323

	Other Benefits
	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Net (gain) loss	$325	207	(285)
Prior service (cost) credit	(1,861)	—	—
Amortization of prior service (cost) credit	—	927	4,346
Fresh-start accounting fair value adjustment	—	19,055	—
Amortization of net (loss) gain	—	335	1,138
Total recognized in other comprehensive (income) loss, before tax	$(1,536)	20,524	5,199
Net of tax	(1,536)	20,524	3,379

Amounts recognized as a component of accumulated other comprehensive income (loss) are as follows:

	Pension Benefits
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands)	December 31, 2017	July 31, 2017
Unrecognized actuarial (loss) gain	$(1,939)	—
Pre-tax amount included in accumulated other comprehensive (loss) income	$(1,939)	—

	Other Benefits
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands)	December 31, 2017	July 31, 2017
Unrecognized actuarial (loss) gain	$(325)	—
Unrecognized prior service credit (cost)	1,861	—
Pre-tax amount included in accumulated other comprehensive (loss) income	$1,536	—

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (loss) gain	$—	299
Unrecognized prior service credit (cost)	—	(5)

Assumptions used to determine net benefit obligations are as follows:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017
Discount rate	3.80%	4.25%	3.80%	4.25%
Rates of annual increase in compensation levels	N/A	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31,	March 31,	December 31,	March 31,
	2017	2017	2017	2017
Discount rate	3.90%	4.15%	3.90%	4.00%
Expected long-term rate of return on assets	3.70%	4.10%	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligations at December 31, 2017, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending December 31,	Pension Benefits	Other Benefits
2018	$15,350	282
2019	5,812	301
2020	5,877	311
2021	5,966	302
2022	5,978	287
2023 – 2027	30,440	1,212
Total 10-year estimated future benefit payments	$69,423	2,695

Health Care Cost Trends

The following table discloses the assumed health care cost trends used in measuring the accumulated postretirement benefit obligation and net periodic postretirement benefit cost at December 31, 2017 for pre-65 medical and prescription drug coverage, including expected future trend rates.

Pre-65
Year ending December 31, 2017:
Accumulated postretirement benefit obligation	7.60%
Net periodic postretirement benefit obligation	7.60%
Ultimate health care cost trend	4.54%
Ultimate year health care cost trend rate is achieved	2038
Year ending December 31, 2018:
Net periodic postretirement benefit obligation	7.45%

A one-percentage rate increase (decrease) in the assumed health care cost trend rates has the following effects on the accumulated postretirement benefit obligation as of December 31:

(In thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$10,715	9,603
Aggregate service and interest cost	208,009	188,345

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

Retirement Contributions

All eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995 are eligible to receive retirement contributions. Effective January 1, 2011, the active employees who participated in the now frozen defined benefit pension plan also became eligible for retirement contributions. This benefit is noncontributory by the employee, but the company contributes, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees. The active employees who participated in the frozen defined benefit pension plan may receive an additional 1% to 8% depending on age and years of service. Company contributions vest over five years. The company ceased contributing to the employee retirement plan effective January 1, 2018. Any future employer contributions to this plan will be determined at the discretion of the company.

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective January 1, 2016, the company matches, in cash, 50% of the first 8% of eligible compensation deferred by the employee. Prior to January 1, 2016, the company matched, with company stock, 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over five years. Effective January 1, 2018, the company no longer provides a matching of 50% of the first 8% of eligible compensation in an attempt to reduce costs. Any future employer contributions to this plan will be determined at the discretion of the company.

The plan held the following number of shares of Tidewater common stock, series A warrants and series B warrants:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
	December 31, 2017	July 31, 2017	March 31, 2017
Number of shares of Tidewater common stock held by 401(k) plan	8,074	264,504	291,957
Number of shares of Tidewater Series A warrants held by 401(k) plan	9,030	—	—
Number of shares of Tidewater Series B warrants held by 401(k) plan	9,762	—	—

The amounts charged to expense related to the above defined contribution plans are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Defined contribution plans expense, net of forfeitures	$854	871	2,660
Defined contribution plans forfeitures	83	79	149

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who have the opportunity to defer up to 50% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. A company match may be provided on these contributions equal to 50% of the first 8% of eligible compensation deferred by the employee to the extent the employee is not able to receive the full amount of company match to the 401(k) plan due to IRS limitations. In January 2018, the company match was discontinued. The plan also allows participants to defer up to 100% of their bonuses. In addition, an amount equal to any refunds that must be made due to the failure of the 401(k) nondiscrimination test may be deferred into this plan.

Effective March 4, 2010, the non-qualified supplemental savings plan was modified to allow the company to contribute restoration benefits to eligible employees. Employees who did not accrue a benefit in the supplemental executive retirement plan and who are eligible for a contribution in the defined contribution retirement plan automatically became eligible for the restoration benefit when the employee’s eligible retirement compensation exceeded the section 401(a)(17) limit. The restoration benefit was noncontributory by the employee, but the company contributed, in cash, 3% of an eligible employee’s compensation above the 401(a)(17) limit to a trust on behalf of the employees. The active employees who participated in the frozen defined benefit pension plan were eligible for an additional 1% to 8% depending on age and years of service. The company ceased contributing restoration compensation to eligible employees effective January 1, 2018. Any future contributions to this plan will be determined at the discretion of the company.

The company also provides retirement benefits to its eligible non-U.S. citizen employees working outside their respective country of origin.

Effective December 1, 2015, the company amended its existing multinational savings plan to a self-directed multinational defined contribution retirement plan (multinational retirement plan). The company subsequently removed approximately $6.4 million of plan assets and liabilities from the other assets and other liabilities and deferred credits section of the consolidated balance sheets. Non-U.S. citizen shore-based and certain offshore employees working outside their respective country of origin were eligible to participate in the multinational retirement plan provided the employees were not enrolled in any home country pension or retirement program.  Participants of the multinational retirement plan could contribute 1% to 50% of their base salary after the first month following hire or transfer to eligible positions. The company matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee which vests over five years.

Prior to the amendment of this plan, participants could contribute 1% to 15% of their base salary and the company matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. This former plan’s company contributions vested over six years. The company ceased contributing to this retirement plan effective January 1, 2018. Any future contributions to this plan will be determined at the discretion of the company.

The amounts charged to expense related to the multinational retirement plan and multinational savings plan contributions are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Multinational plan expense	$81	67	260

The company also has a defined benefit pension plan that covers certain Norway citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. As of December 31, 2017, approximately 90 active employees are covered by this plan. The company contributed a respective 2.7 million NOK and 3.6 million NOK (approximately $0.3 million and $0.4 million, respectively) to the defined benefit pension plan during the nine-month period ended December 31, 2017 and the year ended March 31, 2017, respectively. The company expects to contribute approximately 3 million NOK, or $0.4 million during calendar 2018. The preceding fair value hierarchy tables and pension plan assets and obligations tables include the Norway pension plan.

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(9)	OTHER CURRENT ASSETS, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Deposits	$1,780	3,057
Reorganization related retainer payments	50	3,938
Investments held in rabbi trust (A)	8,908	—
Prepaid expenses	8,392	11,414
	$19,130	18,409

(A)	The company plans to liquidate the rabbi trust (valued at $8.9 million as of December 31, 2017) in advance of paying a lump sum benefit to the former CEO in April 2018 of $9.6 million.

A summary of other assets is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Recoverable insurance losses	$2,405	10,142
Deferred income tax assets	—	39,134
Investments held for savings plans and SERP	6,583	14,835
Accumulated costs of rejected vessel (B)	—	48,382
Long-term deposits	16,217	15,162
Other	5,847	11,880
	$31,052	139,535

(B)	Refer to Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for additional information regarding the vessel rejected at the time of delivery.

A summary of accrued expenses is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Payroll and related payables (C)	$17,344	10,465
Commissions payable (D)	1,898	2,143
Accrued vessel expenses	27,222	41,580
Accrued interest expense (E)	6,036	15,021
Other accrued expenses	2,306	8,912
	$54,806	78,121

(C)	Includes a $9.6 million payable related to a lump sum payment to the former CEO which is expected to be paid in April 2018.

(D)	Excludes $36.4 million and $34.7 million of commissions due to Sonatide at December 31, 2017 and March 31, 2017, respectively. These amounts are included in amounts due to affiliates.

(E)	Accrued interest as of December 31, 2017, reflects the company’s post-restructuring capital structure which includes debt of $448.2 million.

A summary of other current liabilities is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Taxes payable	$10,326	23,497
Deferred gain on vessel sales - current (F)	—	23,798
Amounts payable to holders of General Unsecured Claims (G)	8,474	—
Other	893	1,134
	$19,693	48,429

(F)

Deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017, due to the company’s rejection of its lease contracts as part of the Chapter 11 proceedings. Refer to Note (4), “Reorganization Items.”

(G)	Remaining payable to holders of General Unsecured Claims which was paid in January 2018.

A summary of other liabilities and deferred credits is as follows:

	Successor	Predecessor
	December 31,	March 31,
(In thousands)	2017	2017
Postretirement benefits liability	$2,642	4,394
Pension liabilities	36,614	40,339
Deferred gain on vessel sales (H)	—	88,923
Other	19,320	21,049
	$58,576	154,705

(H)

Deferred gains related to the company’s sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017, due to the company’s rejection of its lease contracts as part of the Chapter 11 proceedings. Refer to Note (4), “Reorganization Items.”

(10)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

The company believes its stock-based compensation and incentive plans are critical to its operations and productivity. Granted under the company’s long-term incentive plans and with the authority of the Compensation Committee of the Board of Directors, the company’s employee stock option, restricted stock awards, restricted stock units (that settle in Tidewater common stock), phantom stock, and cash-based performance awards, are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The long-term incentive plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options, as well as, time and/or performance-based restricted stock and restricted stock unit awards.

As discussed in greater detail under Item 7 under the heading, “Reorganization and Chapter 11 Proceedings,” the company and certain subsidiaries filed voluntary petitions for Chapter 11 bankruptcy protection on May 17, 2017 to effectuate a restructuring pursuant to a Plan.  As a result of the Restructuring, all of the company’s outstanding equity and incentive programs (and all outstanding stock options and awards under those programs) were cancelled, except for unvested phantom stock awards held by the company’s non-officer employees and certain deferred stock units and deferred cash awards held by non-employee members of the predecessor board, each as discussed in greater detail below.

In addition, on the Effective Date, a new equity incentive plan, the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”) became effective pursuant to the operation of the Plan.  As of December 31, 2017, the 2017 Plan is the company’s only equity incentive plan and the only type of awards outstanding under the 2017 Plan are restricted stock units (RSUs) that settle in shares of Tidewater common stock.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
	December 31, 2017	July 31, 2017	March 31, 2017
Shares of common stock reserved for issuance under the plans	3,048,877	—	1,900,769
Shares of common stock available for future grants	1,891,231	—	505,221

Stock Option Awards

In previous years, the company has granted stock options to its directors and employees, including officers, under several different stock incentive plans. There are no option awards outstanding as of December 31, 2017. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant. Generally, options granted vest annually over a three-year vesting period measured from the date of grant. Options not previously exercised expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant. Upon retirement, unvested stock options are forfeited. The retiree has two years post retirement to exercise vested options. All of the stock options are classified as equity awards.

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were granted in the year ended March 31, 2016 and 2015 but not during the year ended March 31, 2017 or through the nine-month transition period ended December 31, 2017.

The fair value and assumptions used for the stock options issued during the years ended March 31, 2016 and 2015 are as follows:

	2016	2015
Weighted average fair value of stock options granted	$3.34	$5.54
Risk-free interest rate	1.62%	1.82%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	45%	30%
Expected stock option life	6.5 years	6.5 years

The following table sets forth a summary of stock option activity of the company:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2016 (Predecessor)	$31.73	1,777,124
Granted	—	—
Exercised	—	—
Expired or cancelled/forfeited	44.86	(381,576)
Outstanding at March 31, 2017 (Predecessor)	28.14	1,395,548
Granted	—	—
Exercised	—	—
Expired or cancelled/forfeited	28.14	(1,395,548)
Outstanding at July 31, 2017 (Predecessor)	—	—
Granted	—	—
Exercised	—	—
Expired or cancelled/forfeited	—	—
Outstanding at December 31, 2017 (Successor)	$—	—

Prior to emergence from chapter 11 bankruptcy, all outstanding stock options were cancelled. Refer to Item 7. “Reorganization and Chapter 11 Proceedings.”

Additional information regarding stock options is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands, except number of stock options and weighted average price)	December 31, 2017	July 31, 2017	March 31, 2017
Intrinsic value of options exercised	—	—	—
Number of stock options vested	—	—	266,311
Fair value of stock options vested	$—	—	1,185
Number of options exercisable	—	—	999,849
Weighted average exercise price of options exercisable	$—	—	34.36

Stock option compensation expense along with the reduction effect on basic and diluted earnings per share are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands, except per share data)	December 31, 2017	July 31, 2017	March 31, 2017
Stock option compensation expense	$—	1,644	745
Basic loss per share increased by	—	0.02	0.02
Diluted loss per share increased by	—	0.02	0.02

Restricted Stock Units

The company has granted restricted stock units (RSUs) to key employees, including officers and non-employee directors, under the company’s incentive plan, which provides for the granting of restricted stock units to officers, non-employee directors and key employees. The company awards time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price.

The company also awards performance-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price. Vesting of the various performance-based restricted stock units is based on metrics such as a three year Total Shareholder Return (TSR) as measured against a three year TSR of a defined peer group and Return on Total Capital (ROTC) for the company over a three year performance period. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the TSR performance-based restricted stock units. The fair value of the ROTC performance-based RSUs and time-based RSUs is based on the market price of our common stock on the date of grant. The restrictions on the time-based RSUs awarded to key employees lapse over a three year period from the date of the award. The restrictions on the time-based RSUs awarded to non-employee directors lapse over a one year period. Time-based RSUs require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if the company meets specific targets as defined. During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but there are no voting rights until the units vest. If dividends are declared, dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. Restricted stock unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

All outstanding unvested restricted stock awards granted under the predecessor incentive plans vested prior to emergence from chapter 11 bankruptcy. RSUs granted under the 2017 Incentive Plan, subsequent to emergence from Chapter 11 bankruptcy generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs granted to directors vest one year from July 31, 2017 and (ii) the RSUs granted to Larry T. Rigdon under his employment agreement for his service as the former interim president and CEO vest quarterly in equal installments from January 16, 2018 over a one year period.

The following table sets forth a summary of restricted stock unit activity of the company:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2016 (Predecessor)	$49.17	89,639	61.75	156,851
Granted	—	—	—	—
Vested	49.39	(76,006)	—	—
Cancelled/forfeited	49.62	(13,450)	61.75	(156,851)
Non-vested balance at March 31, 2017 (Predecessor)	54.48	183	—	—
Granted	—	—	—	—
Vested	54.48	(183)	—	—
Cancelled/forfeited	—	—	—	—
Non-vested balance at July 31, 2017 (Predecessor)	—	—	—	—
Granted	24.40	1,203,379	—	—
Vested	—	—	—	—
Cancelled/forfeited	24.15	(45,733)	—	—
Non-vested balance at December 31, 2017 (Successor)	$24.41	1,157,646	—	—

Restrictions on 418,301 time-based units outstanding at December 31, 2017 will lapse during fiscal 2018.

Restricted stock unit compensation expense and grant date fair value are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Grant date fair value of restricted stock units vested	$—	10	3,754
Restricted stock unit compensation expense	3,731	2	2,425

As of December 31, 2017, total unrecognized restricted stock unit compensation costs amounted to approximately $24.5 million, or $18.2 million net of tax. No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during the year ended March 31, 2017 and the nine months ended December 31, 2017.

Phantom Stock Plan

The company provides a Phantom Stock Plan to provide additional incentive compensation to key employees including officers of the company. The plan awards phantom stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan. The phantom shares generally have a three year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. If dividends are declared, participants receive dividend equivalents at the same rate as dividends on the company’s common stock. As a result of the restructuring, on the Effective Date, (i) all phantom units held by officers of the company were cancelled for no value as agreed between the company and each officer and (ii) all outstanding phantom stock units held by non-officer employees were converted in accordance with the conversion ratio for common stock provided in the Plan, which resulted in the cancellation of the predecessor phantom stock units in exchange for successor phantom stock units (including Series A and B warrant phantom units).  No new awards have been issued under the Phantom Stock Plan since March 31, 2016.

The following table sets forth a summary of phantom stock activity of the company:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Weighted-average Grant-Date Fair Value	Series A Warrants	Weighted-average Grant-Date Fair Value	Series B Warrants
Non-vested balance at March 31, 2016 (Predecessor)	$10.83	1,599,829
Granted	—	—
Vested	12.29	(585,426)
Cancelled/forfeited	13.52	(68,253)
Non-vested balance at March 31, 2017 (Predecessor)	9.74	946,150
Granted	—	—
Vested	—	—
'Cancelled (A)	9.70	(484,446)
Forfeited	10.08	(16,866)
Non-vested balance at July 31, 2017 (Predecessor) (B)	9.77	444,838

Issuance of Successor phantom stock (B)	308.19	14,160	1.00	22,963	0.98	24,824

Balance at August 1, 2017	—	—
Granted	—	—
Vested	—	—
Cancelled/forfeited	307.31	(634)	1.00	(1,029)	0.98	(1,112)
Non-vested balance at December 31, 2017 (Successor)	$308.24	13,526	1.00	21,934	0.98	23,712

(A)	Prior to emergence from Chapter 11 bankruptcy, all officer-held phantom stock units were cancelled. Refer to Item 7. “Reorganization and Chapter 11 Proceedings.”

(B)

Upon emergence from Chapter 11 bankruptcy, all outstanding phantom stock units held by non-officer employees were converted by the same conversion ratio applied to the common shares upon emergence. Every 31.4143 phantom stock units converted into one phantom stock unit post emergence which is valued to the new common stock. In addition, each post emergence phantom stock unit received 1.6216 phantom series A warrants and 1.7531 phantom series B warrants. Both warrant series have time-based vesting and follow the vesting schedule of the underlying phantom stock unit. Refer to Item 7. “Reorganization and Chapter 11 Proceedings.”

Restrictions on 34,525 time-based shares will lapse in calendar 2018. The fair value of the non-vested phantom shares at December 31, 2017 is $24.40 per unit, for time-based phantom shares, $2.38 for phantom series A warrants, and $2.08 for phantom series B warrants.

Phantom stock compensation expense and grant date fair value of phantom stock vested are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Grant date fair value of phantom stock vested	$—	—	7,118
Phantom stock compensation expense	94	68	467

As of December 31, 2017, total unrecognized phantom stock compensation costs amounted to $0.3 million, or $0.2 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Cash-based Performance Plan

In previous years, the company provided a Cash-based Performance Plan as additional incentive compensation to officers of the company. The plan awards units equal to cash to participants where each unit represents the right to receive, at the end of a vesting period, up to two dollars.

Vesting of the various cash-based performance units (CBU) is based on metrics such as a three year TSR as measured against a three year TSR of a defined peer group and ROTC for the company over a three year performance period. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the TSR cash-based performance units. The fair value of the ROTC CBUs is based on the market price of our common stock on the date of grant less dividends associated with the ROTC component. The CBUs do not receive dividend equivalents. The restrictions on the CBUs lapse if the company meets specific targets as defined. Cash-based performance unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures. As a result of the restructuring all outstanding CBUs were cancelled for no value as agreed between the company and the holder. Refer to Item 7. “Reorganization and Chapter 11 Proceedings.”

The following table sets forth a summary of cash-based performance plan unit activity of the company:

	Weighted-average Grant-Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2016 (Predecessor)	$1.16	7,913,716
Granted	—	—
Vested	—	—
Cancelled/forfeited	1.15	(179,991)
Non-vested balance at March 31, 2017 (Predecessor)	1.16	7,733,725
Granted	—	—
Vested	—	—
Cancelled/forfeited	1.16	(7,733,725)
Non-vested balance at July 31, 2017 (Predecessor)	—	—

There are no outstanding cash-based performance units at December 31, 2017.

Cash-based performance unit compensation expense and grant date fair value are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Grant date fair value of cash-based performance units vested	$—	—	—
Cash-based performance unit compensation expense	—	(1,975)	761

No cash-based performance plan compensation costs were capitalized as part of the costs of an asset. There were no modifications to the cash-based performance plan units during four-month period ended July 31, 2017 or the year ended March 31, 2017.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company provided a Deferred Stock Unit Plan to its non-employee directors through the year ended March 31, 2016. The plan provided each non-employee director an annual grant of stock units having an aggregate value of $115,000 beginning in the year ended March 31, 2013 and $100,000 prior to the year ended March 31, 2013 on the date of grant. Deferred stock units were fully vested at the time of grant. If dividends were declared, dividend equivalents were paid on the stock units at the same rate as dividends on the company’s common stock and were re-invested as additional stock units. A stock unit represented the right to receive from the company the equivalent value of one share of company’s common stock in cash. The liability for this plan was adjusted quarterly to reflect the value of the units at the respective quarter end Tidewater stock price. Payment of the value of the stock unit granted could be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. The participants could elect to receive annual installments, lump sum, or a distribution commencing on an anniversary of the grant date, whichever is earlier.

As noted previously, each member of the predecessor board was deemed to have resigned from the board on the Effective Date by operation of the Plan, which triggered payout status for all outstanding deferred stock units. As a result, all outstanding deferred stock units under this plan were revalued to reflect the value of the units based on Tidewater’s July 31, 2017 pre-emergence stock price and were paid according to the participants’ respective payment elections. Refer to Item 7. “Reorganization and Chapter 11 Proceedings.”  No new awards have been issued under the Deferred Stock Unit Plan since March 31, 2016.

The following table sets forth a summary of deferred stock unit activity of the company:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2016 (Predecessor)	$23.58	363,630
Dividend equivalents reinvested	—	—
Retirement distribution	6.83	(12,792)
Granted	—	—
Balance at March 31, 2017 (Predecessor)	24.19	350,838
Dividend equivalents reinvested	—	—
Retirement distribution	24.19	(350,838)
Granted	—	—
Balance at July 31, 2017 (Predecessor)	—	—

Deferred stock unit compensation expense, which is reflected in general and administrative expenses, is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Deferred stock units compensation expense (benefit)	$—	(68)	(1,987)

Non-Employee Board of Directors Deferred Cash Award Plan

For the year ended March 31, 2017, the company provided a Deferred Cash Award Plan to its non-employee directors. The plan provided that each non-employee director was granted a cash award having an aggregate value of $97,750. The plan awarded cash to the participants which earns interest quarterly based on the 10-year Treasury note rate plus 1.5%. For the cash award granted, the participant could elect to receive annual installments or a lump sum distribution. Participants also had the option of electing a distribution made upon the earlier of the date that is 15 days following the date the participant ceased to be a director or upon a change of control of the company or distribution date commencing on an anniversary of the grant date, whichever is earlier.

As noted previously, each member of the predecessor board was deemed to have resigned from the board on the Effective Date by operation of the Plan, which triggered payout status for all deferred cash awards.  As a result, the deferred cash awards were paid according to upon the participants’ respective payment elections. Refer to Item 7. “Reorganization and Chapter 11 Proceedings.” No new awards have been issued under the Deferred Stock Unit Plan since March 31, 2017.

Deferred cash award expense, which is reflected in general and administrative expenses, is as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Deferred cash award expense	$—	12	978

(11)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock are as follows:

	Successor	Predecessor
	December 31,	March 31,
	2017	2017
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.10
Common stock shares issued	22,115,916	47,121,304
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

No shares were repurchased by the company during the year ended March 31, 2017, or the nine month transition period ended December 31, 2017.

Dividend Program

There were no dividends declared by the company during the year ended March 31, 2017, or the nine month transition period ended December 31, 2017.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax, are as follows:

	Successor
	Period from August 1, 2017 through December 31, 2017
(in thousands)	Balance at 7/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/17
Available for sale securities	—	87	169	256	256
Pension/Post-retirement benefits	—	(403)	—	(403)	(403)
Total	—	(316)	169	(147)	(147)

	Predecessor
	Period from April 1, 2017 through July 31, 2017
(in thousands)	Balance at 3/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 7/31/17
Available for sale securities	(95)	57	106	163	68
Currency translation adjustment	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(438)	(2,598)	—	(2,598)	(3,036)
Total	(10,344)	(2,541)	106	(2,435)	(12,779)

	Predecessor
	For the year ended March 31, 2017
(in thousands)	Balance at 3/31/16	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/17
Available for sale securities	(208)	(265)	378	113	(95)
Currency translation adjustment	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	4,683	(5,121)	—	(5,121)	(438)
Interest rate swap	(1,530)	—	1,530	1,530	—
Total	(6,866)	(5,386)	1,908	(3,478)	(10,344)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of income,

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended	Affected line item in the
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017	consolidated statements of income
Realized gains on available for sale securities	$169	106	582	Interest income and other, net
Interest rate swap	—	—	2,353	Interest and other debt costs
Total pre-tax amounts	169	106	2,935
Tax effect	—	—	1,027
Total gains for the period, net of tax	$169	106	1,908

During the quarter ended March 31, 2017, $1.3 million ($2.4 million pre-tax) of remaining other comprehensive loss related to the interest rate swap, entered into in July 2010 in connection with the September 2010 senior notes offering. Refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K, was recognized as interest expense in accordance with ASC 815.

(12)	EARNINGS PER SHARE

The components of basic and diluted earnings per share, are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands, except share and per share data)	December 31, 2017	July 31, 2017	March 31, 2017
Net loss available to common shareholders	$(39,266)	(1,646,909)	(660,118)
Weighted average outstanding shares of common stock, basic (A)	21,539,143	47,121,330	47,071,066
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—
Weighted average common stock and equivalents	21,539,143	47,121,330	47,071,066

Loss per share, basic (B)	$(1.82)	(34.95)	(14.02)
Loss per share, diluted (C)	$(1.82)	(34.95)	(14.02)
Additional information:
Incremental "in-the-money" options, warrants, and restricted stock awards and units outstanding at the end of the period (D)	7,869,553	—	1,233

(A)	Basic weighted average shares outstanding includes 924,125 shares issuable upon the exercise of New Creditor Warrants held by U.S. citizens at December 31, 2017 (Successor).
(B)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(C)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.
(D)	For the period from August 1, 2017 through December 31, 2017, the company also had 5,062,089 shares of “out-of- the-money” warrants outstanding at the end of the period.

(13)	SALE LEASBACK ARRANGEMENTS

Please refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form
10-K for additional information regarding the negotiations with its Lenders and Noteholders, Restructuring Support Agreement and Reorganization and Chapter 11 Proceedings for further discussion of the effect of these proceedings on the company’s sale/leaseback obligations.

In connection with the restructuring contemplated by the Plan, the Debtors filed a motion seeking to reject all Sale Leaseback Agreements (the rejection damage claims related thereto, the “Sale Leaseback Claims”). Pursuant to an order by the Bankruptcy Court in May 2017, the Sale Leaseback Agreements for all 16 leased vessels were rejected.

As of July 31, 2017, the Effective Date, the company and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims, and a portion of the emergence consideration (including cash, New Creditor Warrants and New Secured Notes, and based on up to $260.2 million of possible additional Sale Leaseback Claims) was set aside to allow for the settlement and payout of the Sale Leaseback Parties’ claims as they were settled. The company successfully reached agreement with the Sale Leaseback Parties between August and November 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled. The remaining emergence consideration withheld was distributed pro-rata to holders of allowed General Unsecured Claims, including the remaining Sale Leaseback Parties, in December 2017 and January 2018.

Included in gain on asset dispositions, net for the period April 1, 2017 through July 31, 2017 (Predecessor), are $3 million of deferred gains from sale leaseback transactions which reflects gains recognized through the Petition Date of May 17, 2017. Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections.

(14)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Change of control agreements exist with certain of the company’s officers whereby each receives certain compensation and benefits in the event that their employment is terminated for certain reasons during a one- or two-year protected period following a change in control of the company subsequent to January 1, 2018. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $68 million.

Vessel Commitments

The company has successfully replaced substantially all of the older vessels in its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue with the delivery of the remaining vessel currently under construction. The company anticipates that it will use some portion of its available cash, or future operating cash flows in order to fund current and any future commitments in connection with the completion of the fleet renewal and modernization program.

The company has previously reported that it was in a dispute with a U.S. shipyard over the construction of two 5,400 deadweight ton (DWT) deepwater platform supply vessels (PSVs). During the quarter ended March 31, 2017, the company rejected the delivery of the first PSV under construction and withheld the final contractual milestone payment. In March 2017, the shipyard filed a notice of arbitration alleging that the company was (a) in breach of contract because of its rejection of the first PSV and (b) in anticipatory breach of contract based on the shipyard's expectation that the company would reject delivery of the second PSV under construction.  Further details of that dispute have been disclosed by the company in prior filings. The parties engaged in settlement negotiations and have resolved all outstanding disputes related to both vessels.

The company and the shipyard entered into a settlement agreement effective November 22, 2017 to resolve all outstanding disputes associated with these vessels. Delivery of the first PSV occurred in November 2017. The final installment for the first PSV was $4.3 million (after deduction of a contractual deadweight credit).  With respect to the second PSV, the company agreed to reimburse the shipyard for approximately $0.7 million of costs and expenses of third party vendors to complete construction. The second PSV, for which the vessel under construction was recorded at its estimated fair value of $7 million in conjunction with fresh start accounting as of July 31, 2017, is expected to be delivered in July 2018.  The remaining installment payment for the second PSV and other related costs to complete the vessel, including the reimbursement obligation, in total, are estimated to be $4.5 million.  As part of the overall settlement, the shipyard provided the company with a $0.3 million drydock credit for any future drydocking services to be provided by the shipyard to the company.

The company has experienced substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue arbitration.  During 2016 the company reclassified the remaining accumulated costs of $5.6 million from construction in progress to other assets as an insurance receivable. In conjunction with the company’s bankruptcy emergence and application of fresh-start accounting as of July 31, 2017 a valuation analysis was performed to assess the likelihood and extent of the recovery of the disputed amount and as a result, the remaining insurance receivable has been valued at $1.8 million as of July 31, 2017 and December 31, 2017.

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

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its substantial operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused in three areas: reducing the net receivable balance due to the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant  portion of the services provided by Sonatide be paid in Angolan kwanza; and optimizing opportunities, consistent with Angolan law,  for services provided by the company to be paid for directly in U.S. dollars. These challenges, and the company’s efforts to respond, continue.

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at December 31, 2017 and March 31, 2017 of approximately $230 million and $263 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $44 million of the balance at December 31, 2017 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $81 million of cash (primarily denominated in Angolan kwanzas) held by Sonatide that is pending conversion into U.S. dollars and the subsequent expatriation of such funds. In addition, the company owes Sonatide the aggregate sum of approximately $99 million, including $36 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

For the period from April 1, 2017 through July 31, 2017, the company collected (primarily through Sonatide) approximately $22 million from its Angolan operations. Of the $22 million collected, approximately $19 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $3 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $21 million during the year ended March 31, 2017 through netting transactions based on an agreement with the joint venture.

For the period from August 1, 2017 through December 31, 2017, the company collected (primarily through Sonatide) approximately $21 million from its Angolan operations. Of the $21 million collected, approximately $20 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $1 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $33 million during the period from August 1, 2017 through December 31, 2017 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2017 and March 31, 2017 of approximately $99 million and $133 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the period from April 1, 2017 through July 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $34 million, or 23%, of its consolidated vessel revenue, from an average of approximately 50 company-owned vessels that are marketed through the Sonatide joint venture (21 of which were stacked on average during the period from April 1, 2017 through July 31, 2017). For the period from August 1, 2017 through December 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $34 million, or 20%, of its consolidated vessel revenue, from an average of approximately 43 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through December 31, 2017).  For the twelve months ended March 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $127 million, or 22%, of consolidated vessel revenue, from an average of approximately 58 company-owned vessels (20 of which were stacked on average during the twelve months ended March 31, 2017).

Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of December 31, 2017 and March 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $27 million and $45 million, respectively. As a result of fresh-start accounting the company’s investment in Sonatide was assigned a fair value based on the discounted cash flows of Sonatide’s operations. This resulted in a difference between the carrying value of the company’s investment balance and the company’s share of the net assets of the joint venture companies as of July 31, 2017 of approximately $28 million which will be amortized over ten years.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola during the period from April 1, 2017 through July 31, 2017, during the period from August 1, 2017 through December 31, 2017, and year ended March 31, 2017 has resulted in a net three, three and 22 vessels transferred out of Angola, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $46.8 million as of December 31, 2017). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of December 31, 2017). The company appealed this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.8 million as of December 31, 2017) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. Fines totaling 30 million Brazilian reais (approximately $9.1 million as of December 31, 2017) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The remaining fines totaling 122 million (approximately $36.8 million as of December 31, 2017) of the original 155 million Brazilian reais of fines are now formally decided in favor of the company and are no longer at issue. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

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

Currency Devaluation and Fluctuation Risk

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize the financial impact of these risks by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Angolan operations are disclosed in Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

On December 27, 2016, the annulment committee formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) issued a decision on the Bolivarian Republic of Venezuela’s (“Venezuela”) application to annul the award rendered by an ICSID tribunal on March 13, 2015.  As previously reported, the award granted two subsidiaries of the Company (the “Claimants”) compensation for Venezuela’s expropriation of their investments in that country.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The annulment committee’s decision reduced the total compensation awarded to the Claimants to $36.4 million. That compensation is accruing interest at an annual rate of 4.5% compounded quarterly from May 8, 2009 to the date of payment of that amount ($17.1 million as of December 31, 2017). The annulment committee also left undisturbed the portion of the award that granted the Claimants $2.5 million in legal fees and other costs related to the arbitration. The reduction of $10 million in compensation from the earlier award of $46.4 million represents that portion of the tribunal’s award that the annulment committee determined had not been properly explained by the tribunal’s analysis.  The final aggregate award is therefore $56.1 million as of December 31, 2017. The award for that amount is immediately enforceable and not subject to any further stay of enforcement.  The annulment committee’s decision is not subject to any further ICSID review, appeal or other substantive proceeding.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered in March 2015 as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process.  The company has already initiated a separate court action in Washington, D.C. using a different service of process method and expects to be successful in having the award recognized in the Washington, D.C. court.  In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales.  Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award may present significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(15)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Other Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to address its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

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

The company did not have any foreign currency spot contracts as of December 31, 2017. The company had six outstanding foreign exchange spot contracts at March 31, 2017, which had a notional value of $1.5 million the last of which settled April 4, 2017.

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

At December 31, 2017 and March 31, 2017, the company had no remaining forward contracts outstanding. The combined change in fair value of the Norwegian kroner (NOK) forward contracts settled during the twelve months ended March 31, 2017 was $0.7 million, all of which was recorded as a foreign exchange loss because the forward contracts did not qualify as hedge instruments. All changes in the fair value of the settled forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2017:

	Successor
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$399,322	399,322	—	—
Total fair value of assets	$399,322	399,322	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2017:

	Predecessor
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$664,412	664,412	—	—
Total fair value of assets	$664,412	664,412	—	—

(16)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions, are as follows:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands, except number of vessels disposed)	December 31, 2017	July 31, 2017	March 31, 2017
Gain (loss) on vessels disposed	$(163)	509	(102)
Number of vessels disposed	11	7	12

Included in gain on dispositions of assets, net for the period from August 1, 2017 through December 31, 2017 are gains on the sale of the company’s eight ROVs of $7.1 million.  The eight ROVs represent substantially all of the company’s subsea assets which had a net book value immediately prior to the sale of $15.7 million. Included in other operating revenues for the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and the year ended March 31, 2017 were $2.5 million, $0.8 million and $3.2 million, respectively, of revenues related to the company’s subsea business.

Included in gain on dispositions of assets, net for the period from April 1, 2017 through July 31, 2017 are amortized gains on sale/leaseback transactions of $3.0 million which reflects gains recognized through the Petition Date of May 17, 2017. Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections. Please refer to Note (13) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for additional information regarding the company’s rejection of its sale leaseback vessels in conjunction with the Plan.

Included in gain on dispositions of assets, net for the year ended March 31, 2017 are amortized gains on sale/leaseback transactions of $23.4 million.

(17)	SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The company previously managed and measured business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East and Africa/Europe. In conjunction with the company’s emergence from bankruptcy on July 31, 2017 the company combined operations in its legacy Middle East and Asia/Pacific segments into a single Middle East/Asia Pacific segment. The company’s Americas and Africa/Europe segments were not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. The Predecessor period from April 1, 2017 through July 31, 2017, and the year ended March 31, 2017 have been recast to conform to the new segment alignment.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Revenues:
Vessel revenues:
Americas	$45,784	40,848	239,843
Middle East/Asia Pacific	39,845	36,313	114,618
Africa/Europe	86,255	69,436	229,355
	171,884	146,597	583,816
Other operating revenues	6,869	4,772	17,795
	$178,753	151,369	601,611
Vessel operating profit (loss):
Americas	$(1,599)	(22,549)	18,873
Middle East/Asia Pacific	451	(1,434)	(25,310)
Africa/Europe	811	(21,508)	(51,395)
	(337)	(45,491)	(57,832)
Other operating profit (loss)	1,614	876	(1,548)
	1,277	(44,615)	(59,380)

Corporate general and administrative expenses (A)	(14,823)	(17,542)	(55,389)
Corporate depreciation	(166)	(704)	(2,456)
Corporate expenses	(14,989)	(18,246)	(57,845)

Gain on asset dispositions, net	6,616	3,561	24,099
Asset impairments	(16,777)	(184,748)	(484,727)
Operating loss	(23,873)	(244,048)	(577,853)
Foreign exchange loss	(407)	(3,181)	(1,638)
Equity in net earnings of unconsolidated companies	2,130	4,786	5,710
Interest income and other, net	2,771	2,384	5,193
Reorganization items	(4,299)	(1,396,905)	—
Interest and other debt costs	(13,009)	(11,179)	(75,026)
Loss before income taxes	$(36,687)	(1,648,143)	(643,614)
Depreciation and amortization:
Americas	$5,767	13,945	48,814
Middle East/Asia Pacific	4,716	9,967	40,849
Africa/Europe	8,861	21,692	70,742
	19,344	45,604	160,405
Other	827	1,139	4,430
Corporate	166	704	2,456
	$20,337	47,447	167,291
Additions to properties and equipment:
Americas	$144	27	93
Middle East/Asia Pacific	2,596	1,042	1,612
Africa/Europe	195	375	743
	2,935	1,444	2,448
Corporate	6,899	821	28,099
	$9,834	2,265	30,547
Total assets (B):
Americas	$164,958	714,891	779,778
Middle East/Asia Pacific	48,268	424,896	583,385
Africa/Europe	1,035,456	1,875,371	1,897,355
	1,248,682	3,015,158	3,260,518
Other	2,443	20,392	21,580
	1,251,125	3,035,550	3,282,098
Investments in and advances to unconsolidated companies	29,216	49,367	45,115
	1,280,341	3,084,917	3,327,213
Corporate (C)	465,839	799,752	863,486
	$1,746,180	3,884,669	4,190,699

(A)

Restructuring-related professional services costs for the five month period from August 1, 2017 through December 31, 2017 are included in reorganization items. Included in corporate general and administrative expenses for the period four month period April 1, 2017 through July 31, 2017 (Predecessor) and year ended March 31, 2017 (Predecessor) were $6.7 million and $29 million of restructuring-related professional service costs, respectively.

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

(C)

Included in Corporate are vessels currently under construction which had not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At December 31, 2017 (Successor), July 31, 2017 (Predecessor) and March 31, 2017 (Predecessor), was $9.3 million, $47.5 million and $52.4 million, respectively, of vessel construction costs were included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue:

	Successor		Predecessor
	Period from		Period from
	August 1, 2017		April 1, 2017
	through		through		Year Ended
	December 31, 2017		July 31, 2017		March 31, 2017
Revenue by vessel class: (In thousands):		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue
Americas fleet:
Deepwater	$26,860	16%	21,617	15%	171,334	29%
Towing-supply	13,835	8%	15,021	10%	56,561	10%
Other	5,089	3%	4,210	3%	11,948	2%
Total	$45,784	27%	40,848	28%	239,843	41%
Middle East/Asia Pacific fleet:
Deepwater	$14,792	9%	13,368	9%	35,526	6%
Towing-supply	25,053	14%	22,945	16%	79,092	13%
Other	—	—	—	—	—	—
Total	$39,845	23%	36,313	25%	114,618	19%
Africa/Europe fleet:
Deepwater	$42,335	24%	29,746	20%	102,374	18%
Towing-supply	35,497	21%	35,143	24%	102,732	18%
Other	8,423	5%	4,547	3%	24,249	4%
Total	$86,255	50%	69,436	47%	229,355	40%
Worldwide fleet:
Deepwater	$83,987	49%	64,731	44%	309,234	53%
Towing-supply	74,385	43%	73,109	50%	238,385	41%
Other	13,512	8%	8,757	6%	36,197	6%
Total	$171,884	100%	146,597	100%	583,816	100%

The following table discloses our customers that accounted for 10% or more of total revenues:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
	December 31, 2017	July 31, 2017	March 31, 2017
Chevron Corporation	17.4%	17.5%	16.3%
Freeport McMoRan (A)	—	—	11.3%
Saudi Aramco	10.1%	11.7%	10.0%

(A)	A significant portion of this customer’s year ended March 31, 2017 revenue was the result of the early termination of a long-term vessel charter contract.

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods, is as follows:

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
(In thousands except per share data)	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017
Revenues	$104,453	74,300	36,263	115,106
Operating income (loss) (B)	(18,091)	(5,782)	(38,674)	(205,374)
Net loss attributable to Tidewater Inc.	(23,573)	(15,693)	(1,122,475)	(524,434)
Basic loss per share attributable to Tidewater Inc.	$(1.02)	(.81)	(23.82)	(11.13)
Diluted loss per share attributable to Tidewater Inc.	$(1.02)	(.81)	(23.82)	(11.13)

	Predecessor
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
(In thousands except per share data)	2016	2016	2016	2017
Year Ended March 31, 2017
Revenues (A)	$167,925	143,722	129,215	160,749
Operating income (loss) (B)	(66,135)	(155,344)	(287,034)	(69,340)
Net loss attributable to Tidewater Inc.	(89,097)	(178,490)	(297,676)	(94,855)
Basic loss per share attributable to Tidewater Inc.	$(1.89)	(3.79)	(6.32)	(2.01)
Diluted loss per share attributable to Tidewater Inc.	$(1.89)	(3.79)	(6.32)	(2.01)

(A)	Included in revenues for the quarter ended March 31, 2017 is $39.1 million of revenue related to early cancellation of a long-term vessel charter contract.

(B)

Operating income consists of revenues less operating costs and expenses, depreciation, vessel operating leases, goodwill impairment, restructuring charges, asset impairments, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Asset impairments, net, are as follows:

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
(In thousands)	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017:
Asset impairments	$16,777	—	21,325	163,423

	Predecessor
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
(In thousands except per share data)	2016	2016	2016	2017
Year Ended March 31, 2017
Asset impairments	$36,886	129,562	253,422	64,857

(19)	ASSET IMPAIRMENTS

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

During the five month period from August 1, 2017 through December 31, 2017 (Successor), the company recognized $14.4 million of impairment charges on five vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the period from August 1, 2017 through December 31, 2017 (Successor) was $8.8 million (after having recorded impairment charges).

During the five month period from August 1, 2017 through December 31, 2017 (Successor), there were no impairments related to active vessels.

During the four month period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $157.8 million of impairment charges on 73 vessels that were stacked. The fair value of vessels in the stacked fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) was $505.6 million (after having recorded impairment charges).

During the four month period from April 1, 2017 through July 31, 2017 (Predecessor), the company recognized $26.9 million of impairments on six vessels in the active fleet. The fair value of vessels in the active fleet incurring impairment during the period from April 1, 2017 through July 31, 2017 (Predecessor) 2017 was $66.2 million (after having recorded impairment charges).

The table below summarizes the number of vessels and ROVs impaired, the amount of impairment incurred and the combined fair value of the assets after having recorded the impairment charges.

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through	Year Ended
(In thousands)	December 31, 2017	July 31, 2017	March 31, 2017
Number of vessels impaired during the period	5	79	132
Number of ROVs impaired during the period	—	—	8
Amount of impairment incurred (A)	$16,777	184,748	484,727
Combined fair value of assets incurring impairment after having recorded impairment charges	8,763	571,821	933,068

(A)

The period August 1, 2017 through December 31, 2017 and the year ended March 31, 2017 included $2.3 million and $2.2 million, respectively, of impairments related to inventory and other non-vessel assets.

Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K for a discussion of the company’s accounting policy for accounting for the impairment of long-lived assets.

(20)	TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the nine months ended December 31, 2017 and 2016, respectively:

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands, except share and per share data)	December 31, 2017	July 31, 2017	(unaudited)
Revenues	$178,753	151,369	440,862
Operating loss	(23,873)	(244,048)	(508,513)
Loss before income taxes	(36,687)	(1,648,143)	(558,359)
Income tax (benefit) expense	2,039	(1,234)	4,680
Net loss attributable to Tidewater Inc.	(39,266)	(1,646,909)	(565,263)
Basic loss per common share	(1.82)	(34.95)	(12.01)
Diluted loss per common share	(1.82)	(34.95)	(12.01)
Weighted average common shares outstanding	21,539,143	47,121,330	47,067,887
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted average common shares outstanding	21,539,143	47,121,330	47,067,887

(21)	SUBSEQUENT EVENTS

Angolan Kwanza Devaluation

In January and February 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar devalued from a ratio of approximately 168 to 1 to a ratio of approximately 213 to 1, or approximately 27%. Depending on Angolan kwanza denominated balance sheet account balances at December 31, 2017, Sonatide could recognize a further exchange loss estimated to be approximately $28 million. The company would recognize 49% of the total foreign exchange loss recorded by Sonatide, or approximately $14 million through equity in net earnings (losses) of unconsolidated companies.

New Secured Notes Tender Offer

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24,700,276 aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. The Offer expired at 5:00 p.m., New York City time on March 6, 2018.

The Offer was made pursuant to Section 4.04 of that certain indenture dated as of July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, which requires the company to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture) exceed $10 million (the “Asset Sale Threshold”).

The Notes were issued on July 31, 2017. Since the issuance of the Notes, the company conducted certain Asset Sales. On December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered and not withdrawn in accordance with the terms and conditions of the Offer.  Holders who timely and validly tendered their Notes received consideration of $1.00 per $1.00 principal amount of Notes, plus accrued and unpaid interest on those Notes to, but excluding the settlement date, in accordance with the terms of the Offer.

The aggregate principal amount of tendered and accepted Notes was less than the Offer Amount. Cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender (or $24.7 million), is now available for use by the company in any manner not prohibited by the Indenture.

If, after the date of the last offer to purchase Notes from Holders, excess proceeds from Asset Sales by the company once again exceed the Asset Sale Threshold, the company will be required to conduct an offer to purchase Notes from the Holders within 60 days of the date the Asset Sale Threshold was exceeded; however, the company is not required to conduct an offer to purchase Notes from Holders earlier than six months after the last offer to purchase.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
Year Ended March 31, 2017 (Predecessor)
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$11,450	5,348	633		16,165
Period from April 1, 2017 through July 31, 2017 (Predecessor)
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$16,165	—	16,165	(A)	—
Period from August 1, 2017 through December 31, 2017 (Successor)
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$—	1,800	—		1,800

(A)	Approximately $15.4 million was deducted from the allowance for doubtful accounts in conjunction with the application of fresh-start accounting upon emergence from Chapter 11 bankruptcy.