Form 10-Q
period 2018-03-31
TIDEWATER INC
filed 2018-05-15
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

24,102,053 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 27, 2018.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	Successor
	March 31,	December 31,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$442,472	432,035
Restricted cash	2,847	21,300
Trade and other receivables, net	115,754	114,184
Due from affiliate	207,919	230,315
Marine operating supplies	28,896	28,220
Other current assets	18,181	19,130
Total current assets	816,069	845,184
Investments in, at equity, and advances to unconsolidated companies	13,503	29,216
Net properties and equipment	814,263	837,520
Deferred drydocking and survey costs	11,430	3,208
Other assets	30,783	31,052
Total assets	$1,686,048	1,746,180

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,781	38,497
Accrued expenses	56,408	54,806
Due to affiliate	78,135	99,448
Accrued property and liability losses	2,852	2,585
Current portion of long-term debt	5,215	5,103
Other current liabilities	8,826	19,693
Total current liabilities	197,217	220,132
Long-term debt	442,729	443,057
Accrued property and liability losses	2,561	2,471
Other liabilities	58,060	58,576

Commitments and Contingencies (Note 9)

Equity:
Successor Common stock of $0.001 par value, 125,000,000 shares authorized, 23,988,075 and 22,115,916 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24	22
Additional paid-in capital	1,061,983	1,059,120
Retained deficit	(78,438)	(39,266)
Accumulated other comprehensive loss	(446)	(147)
Total stockholders’ equity	983,123	1,019,729
Noncontrolling interests	2,358	2,215
Total equity	985,481	1,021,944
Total liabilities and equity	$1,686,048	1,746,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31, 2018	March 31, 2017
Revenues:
Vessel revenues	$87,494	156,905
Other operating revenues	3,999	3,844
	91,493	160,749
Costs and expenses:
Vessel operating costs	61,364	80,845
Costs of other operating revenues	2,474	2,689
General and administrative	23,565	41,727
Vessel operating leases	—	8,443
Depreciation and amortization	12,017	37,592
Gain on asset dispositions, net	(1,919)	(6,064)
Asset impairments	6,186	64,857
	103,687	230,089
Operating loss	(12,194)	(69,340)
Other income (expenses):
Foreign exchange gain (loss)	(348)	664
Equity in net earnings (losses) of unconsolidated companies	(15,439)	2,841
Interest income and other, net	(128)	1,588
Interest and other debt costs, net	(7,599)	(21,008)
	(23,514)	(15,915)
Loss before income taxes	(35,708)	(85,255)
Income tax expense	3,321	1,717
Net loss	$(39,029)	(86,972)
Less: Net income attributable to noncontrolling interests	143	7,883
Net loss attributable to Tidewater Inc.	$(39,172)	(94,855)
Basic loss per common share	$(1.67)	(2.01)
Diluted loss per common share	$(1.67)	(2.01)
Weighted average common shares outstanding	23,424,943	47,080,783
Dilutive effect of stock options and restricted stock	—	—
Adjusted weighted average common shares	23,424,943	47,080,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31, 2018	March 31, 2017
Net loss	$(39,029)	(86,972)
Other comprehensive income:
Unrealized gains (losses) on available for sale securities, net of tax of $0 and $61	(299)	(94)
Change in loss on derivative contract, net of tax of $0 and $823	—	1,317
Change in supplemental executive retirement plan liability, net of tax of $0 and ($927)	—	(1,721)
Change in pension plan minimum liability, net of tax of $0 and $215	—	399
Change in other benefit plan minimum liability, net of tax of $0 and ($2,046)	—	(3,799)
Total comprehensive loss	$(39,328)	(90,870)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31, 2018	March 31, 2017
Operating activities:
Net loss	$(39,029)	(86,972)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,380	37,592
Amortization of deferred drydocking and survey costs	638	—
Amortization of debt premium and discounts	(443)	—
Provision for deferred income taxes	—	(2,200)
Gain on asset dispositions, net	(1,919)	(6,064)
Asset impairments	6,186	64,857
Changes in investments in, at equity, and advances to unconsolidated companies	15,713	(5,062)
Compensation expense - stock-based	2,956	(888)
Excess tax liability on stock option activity	—	4,927
Changes in assets and liabilities, net:
Trade and other receivables	(1,662)	51,051
Changes in due to/from affiliate, net	1,083	24,961
Marine operating supplies	(677)	(408)
Other current assets	949	(6,458)
Accounts payable	7,284	(18,872)
Accrued expenses	845	9,267
Accrued property and liability losses	267	9
Other current liabilities	(2,695)	(3,860)
Other liabilities	(58)	1,884
Cash paid for deferred drydocking and survey costs	(8,860)	—
Other, net	2,058	6,386
Net cash provided by (used in) operating activities	(5,984)	70,150
Cash flows from investing activities:
Proceeds from sales of assets	9,492	2,464
Additions to properties and equipment	(1,677)	(8,355)
Net cash provided by (used in) investing activities	7,815	(5,891)
Cash flows from financing activities:
Principal payment on long-term debt	(1,471)	(2,732)
Payments to General Unsecured Creditors	(8,377)	—
Other	1	(4,927)
Net cash used in financing activities	(9,847)	(7,659)
Net change in cash, cash equivalents and restricted cash	(8,016)	56,600
Cash, cash equivalents and restricted cash at beginning of period	453,335	649,804
Cash, cash equivalents and restricted cash at end of period	$445,319	706,404
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,152	8,218
Income taxes	$6,429	2,167
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$—	282

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	(deficit) earnings	loss	interest	Total
Balance at December 31, 2017 (Successor)	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(39,172)	(299)	143	(39,328)
Stock option expense	—	(98)	—	—	—	(98)
Issuance of common stock	2	—	—	—	—	2
Amortization of restricted stock units	—	2,961	—	—	—	2,961
Balance at March 31, 2018 (Successor)	$24	1,061,983	(78,438)	(446)	2,358	985,481

Balance at December 31, 2016 (Predecessor)	$4,707	171,018	1,570,027	(6,446)	8,258	1,747,564
Total comprehensive loss	—	—	(94,855)	(3,898)	7,883	(90,870)
Stock option activity	—	269	—	—	—	269
Cancellation of restricted stock awards	—	—	157	—	—	157
Amortization/cancellation of restricted stock units	5	(6,066)	—	—	—	(6,061)
Balance at March 31, 2017 (Predecessor)	$4,712	165,221	1,475,329	(10,344)	16,141	1,651,059

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Transition Report on Form 10-K for the nine month period ended December 31, 2017, filed with the SEC on March 15, 2018.

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

The company made certain reclassifications to prior period amounts to conform to the current year presentation related to a modification of the company’s reportable segments (refer to Note 12). This reclassification did not have a material effect on the condensed consolidated statements of earnings, balance sheets or cash flows.

Reorganization and Fresh Start Accounting

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). Upon the company's emergence from Chapter 11 bankruptcy, the company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852, which requires the company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the company’s consolidated financial statements and resulted in the company becoming a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

(2)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In March 2017, the FASB issued ASU 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs, This new guidance amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This new guidance was effective for the company in January 2018. The adoption of this guidance required a retrospective approach and did not have a material effect on the company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This new guidance was effective for the company in January 2018. The adoption of this guidance required a modified retrospective approach and did not have a material effect on the company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain specific types of cash receipts in the statement of cash flows with the intent of reducing diversity in practice. This new guidance was effective for the company in January 2018. The adoption of this guidance required a retrospective approach and did not have a material effect on the company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. Additionally, the company’s vessel contracts may contain a lease component. During the quarter ended March 2018, the FASB proposed targeted improvements to ASU 2016-02, which provided for an optional new transition method whereby entities may prospectively adopt the ASU with cumulative catch-up and provided lessors with a practical expedient that would allow lessors to account for the combined lease and non-lease components under ASU 2014-09 when the non-lease component is the predominant element of the combined component. The new guidance is effective for the company in January 2019. As a result of the recent updates to the standard, the company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue standard was effective for the company in January 2018 and was adopted using the modified retrospective approach. The company has determined that in instances where mobilization revenue (fees paid by a customer for the relocation of a vessel prior to the start of a charter contract) and customer reimbursed vessel modifications are a component of vessel charter contracts, the company should defer that revenue as a liability and recognize it consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s charter. The company adopted this standard on January 1, 2018, and did not adjust the beginning accumulated deficit for deferred mobilization and demobilization revenue. The necessary changes to the company’s business processes, systems and controls to support recognition and disclosure of this ASU upon adoption on January 1, 2018 have been implemented. Prior to the adoption of this ASU, the company recognized the entire mobilization fee as revenue in the period earned. Customer reimbursed vessel modifications were not reflected in the statement of earnings.  Refer to Note (3) for further details.

(3)	REVENUE RECOGNITION

The company’s primary source of revenue is derived from time charter contracts for which the company provides a vessel and crew on a rate per day of service basis. Services provided under respective charter contracts represent a single performance obligation satisfied over time and are comprised of a series of time increments; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These vessel time charter contracts are generally either on a “term” basis (ranging from three months to three years) or on a “spot” basis. Spot contract terms generally range from one day to three months. There are no material differences in the cost structure of the company’s contracts based on whether the contracts are spot or term since the operating costs are generally the same without regard to the length of a contract. Customers are typically billed on a monthly basis for dayrate services and payment terms are generally 30 to 45 days.

Occasionally, customers pay additional lump-sum fees to the company in order to either mobilize a vessel to a new location prior to the start of a charter contract or demobilize the vessel at the end of a charter contract. Mobilizations are not considered to be a separate performance obligation, thus, the company has determined that mobilization fees are a component of the vessel’s charter contract.  As such, the company defers lump-sum mobilization fees as a liability and recognizes such fees as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter. Lump-sum demobilization revenue expected to be received upon contract termination is deferred as an asset and recognized ratably as revenue but only in circumstances where the receipt of the demobilization fee at the end of the contract is estimable and there is a high degree of certainty that collection will occur. Costs associated with mobilizations and demobilizations are recognized in vessel operating expense.

Customers also occasionally reimburse the company for modifications to vessels in order to meet contractual requirements. These vessel modifications are not considered to be a separate performance obligation of the vessel’s charter, thus, the company records a liability for lump-sum payments made by customers for vessel modification and recognizes it as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter.

Total revenue is determined for each individual contract by estimating both fixed (mobilization, demobilization and vessels modifications) and variable (dayrate services) consideration expected to be earned over the contract term. The company has applied the optional exemption under the revenue standard and has not disclosed the estimated transaction price related to the variable portion of the unsatisfied performance obligation at the end of the reporting period.

Prior to the adoption of this ASU, the company recognized the entire mobilization fee as revenue in the period earned and customer reimbursed vessel modifications were not reflected in earnings.

Costs associated with customer-directed mobilizations and reimbursed modifications to vessels are considered costs of fulfilling a charter contract and are expected to be recovered. Mobilization costs such as crew, travel, fuel, port fees, temporary importation fees and other costs are deferred as an asset and amortized as other vessel operating expenses consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. Costs incurred for modifications to vessels in order to meet contractual requirements are capitalized as a fixed asset and depreciated either over the term of the respective charter contract or over the remaining estimated useful life of the vessel in instances where the modification is a permanent upgrade to the vessel and enhances its usefulness.

The following table discloses the amount of revenue by segment and in total for the worldwide fleet, for the quarters ended March 31, 2018 and 2017:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Vessel revenues:
Americas	$26,081	80,533
Middle East/Asia Pacific	18,388	26,678
Europe/Mediterranean Sea	9,623	10,166
West Africa	33,402	39,528
	87,494	156,905

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. At March 31, 2018, the company had $0.4 million of deferred mobilization costs included within other current assets and $1.9 million of deferred capital modification revenue included within other current liabilities.

The table below summarizes the revenue expected to be recognized in future quarters related to unsatisfied performance obligations as of March 31, 2018:

	Successor
	For the quarter period ended
(In thousands)	June 30, 2018	September 30, 2018	December 31, 2018	Total
Capital modification revenue	$776	637	497	1,910

The impact of adopting the new revenue recognition guidance on the unaudited condensed consolidated balance sheets, statement of earnings (loss) and statement of cash flows as of and for the three months ended March 31, 2018 was immaterial.

(4)	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters ended March 31, 2018 and 2017 are as follows:

	For the quarter ended March 31, 2018 (Successor)					For the quarter ended March 31, 2017 (Predecessor)
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	12/31/17	in OCI	net income	OCI	3/31/18	12/31/16	in OCI	net income	OCI	3/31/17
Available for sale securities	256	(660)	361	(299)	(43)	(1)	(215)	121	(94)	(95)
Currency translation adjustment	—	—	—	—	—	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(403)	—	—	—	(403)	4,683	(5,121)	—	(5,121)	(438)
Interest rate swap	—	—	—	—	—	(1,317)	—	1,317	1,317	—
Total	(147)	(660)	361	(299)	(446)	(6,446)	(5,336)	1,438	(3,898)	(10,344)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters ended March 31, 2018 and 2017:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,	Affected line item in the condensed
(In thousands)	2018	2017	consolidated statements of income
Realized gains on available for sale securities	$361	325	Interest income and other, net
Interest rate swap	—	2,140	Interest and other debt costs
Total pre-tax amounts	361	2,465
Tax effect	—	1,027
Total gains for the period, net of tax	$361	1,438

(5)	INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction, use of the discrete method would continue to be proper for the period ended March 31, 2018.

Income tax expense for the quarter ended March 31, 2018 reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The company’s balance sheet at March 31, 2018 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

March 31,
(In thousands)	2018
Tax liabilities for uncertain tax positions	$18,606
Income tax payable	604

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at March 31, 2018, are as follows:

March 31,
(In thousands)	2018
Unrecognized tax benefit related to state tax issues	$12,425
Interest receivable on unrecognized tax benefit related to state tax issues	56

As of December 31, 2017, the company’s balance sheet reflected approximately $43.2 million of net deferred tax assets with a valuation allowance of $43.2 million. For the quarter ended March 31, 2018, the company has net deferred tax assets of approximately $45.3 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $45.3 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2014. The Company has ongoing examinations by various foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. As of March 31, 2018, the company has not completed its accounting for the tax effects of enactment of the Tax Act. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the accounting and reporting of the Tax Act. SAB 118 allows companies to take a reasonable period, which should not extend beyond one year from enactment of the Tax Act, to measure and recognize the effects of the new tax law. For various reasons discussed further below, we have not yet completed the accounting for the income tax effects of certain elements of the Tax Act. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as discussed below:

Reduction of US federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent effective January 1, 2018. Therefore, the company made a reasonable estimate of the effects on existing deferred tax balances as of December 31, 2017. While we were able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of the one-time transition tax. During the three month period ended March 31, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.

One Time Transition Tax: The deemed repatriation transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries.  We were able to make a reasonable estimate of the one-time transition tax and recognized a provisional deemed dividend inclusion at December 31, 2017. During the three month period ended March 31, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.

Global Intangible Low-taxed Income (“GILTI”): The company continues to evaluate the impacts of the newly enacted GILTI provisions which subject the company’s foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, the company has not elected an accounting policy for GILTI at this time. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both acceptable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the company will make an appropriate accounting method election. For the three month period ended March 31, 2018, we were able to make a reasonable estimate of GILTI and do not expect that it will have a material impact on our 2018 financial statements.

Base Erosion Anti-abuse Tax (“BEAT”): the BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018. For the three month period ended March 31, 2018, we are in the process of analyzing the impact of BEAT and have provisionally concluded that we are below the required thresholds defined in the Tax Act. Therefore, we do not expect BEAT to have a material impact on our 2018 financial statements.

Foreign-Derived Intangible Income (“FDII”): the FDII provisions in the Tax Act provide tax incentives to US companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income. For the three month period ended March 31, 2018, we are in the process of analyzing the impact of FDII and have provisionally concluded FDII will be inapplicable in 2018 due to our net operating loss position.  Therefore, we do not expect FDII to have a material impact on our 2018 financial statements.

Executive Compensation: The Tax Act expanded the number of individuals whose compensation is subject to a $1 million cap on deductibility under Section 162(m) and repealed the exclusion for performance-based compensation. For the three month period ended March 31, 2018, we were able to make a reasonable estimate of the impact of the executive compensation changes and do not expect those changes to have a material impact on our 2018 financial statements.

Interest Expense Limitation: The Tax Act limits the deduction for net interest expense that exceeds 30% of the adjusted taxable income for the year under IRC Section 163(j). For the three month period ended March 31, 2018, we were able to make a reasonable estimate of the interest expense limitation and have included the resulting limitation of approximately $2 million before consideration of the valuation allowance in the financial statements. We recorded this adjustment as of March 31, 2018; however because of the offsetting adjustment to our valuation allowance we estimate no impact to 2018 net income as a result of this provision.

(6)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the quarters ended March 31, 2018 and 2017, and currently does not expect to contribute to the pension plan during the remaining quarters of calendar year 2018.

Supplemental Executive Retirement Plan

The company maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not the company’s stock), are recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss). Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company contributed an immaterial amount to the supplemental plan during the quarters ended March 31, 2018 and 2017. The company expects to contribute $0.1 million to the supplemental plan during the remaining quarters of 2018.

Investments held in a Rabbi Trust are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31, 2018 and December 31, 2017:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Investments held in Rabbi Trust at fair value	$8,809	8,908
Unrealized gains (losses) in fair value of trust assets	(43)	256
Obligations under the supplemental plan	32,581	32,508

The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities’ on the consolidated balance sheet.

Jeffrey M. Platt retired from his position as the Company’s President and Chief Executive Officer and resigned as a member of the Company’s board of directors (the “Board”), effective October 15, 2017. As a result of Mr. Platt’s retirement, he received in May 2018 an $8.9 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss of approximately $0.2 million was recorded at the time of distribution. The company elected to sell its equity investments held in the rabbi trust in February 2018 in order to preserve the value of such investment to be used in connection with the payment to the former CEO.

Postretirement Benefit Plan

Qualified retired employees currently are covered by a plan which provides limited health care and life insurance benefits. Costs of the plan are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through payments by the company as benefits are required. The company eliminated the life insurance portion of its post retirement benefit effective January 1, 2018.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Pension Benefits:
Service cost	$30	419
Interest cost	902	991
Expected return on plan assets	(483)	(601)
Administrative expenses	1	22
Payroll tax of net pension costs	—	56
Amortization of net actuarial losses	—	32
Recognized actuarial loss	—	447
Net periodic pension cost	$450	1,366
Other Benefits:
Service cost	$15	21
Interest cost	29	51
Amortization of prior service cost	(75)	(1,088)
Recognized actuarial benefit	11	(283)
Net periodic postretirement benefit	$(20)	(1,299)

The company also has a defined benefit pension plan that covers certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. The company did not contribute to the Norwegian defined benefit pension plan during the quarters ended March 31, 2018 and 2017, respectively. Management is working with its actuary to determine the contribution to the Norwegian pension plan during the remaining quarters of calendar year 2018. The preceding net periodic benefit cost table includes the Norwegian pension plan.

(7)INDEBTEDNESS

The following is a summary of all debt outstanding at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(In thousands)	2018	2017
New secured notes:
8.00% New secured notes due August 2022 (A)	349,954	350,000
Troms Offshore borrowings (B):
NOK denominated notes due May 2024	14,669	14,054
NOK denominated notes due January 2026	26,303	25,965
USD denominated notes due January 2027	22,729	23,345
USD denominated notes due April 2027	25,463	25,463
	$439,118	438,827
Debt premiums and discounts, net	8,826	9,333
Less: Current portion of long-term debt	5,215	5,103
Total long-term debt	$442,729	443,057

(A)	As of March 31, 2018 and December 31, 2017 the fair value (Level 2) of the New Secured Notes was $358.7 million and $359.8 million, respectively.

(B)

The company pays principal and interest on these notes semi-annually.  As of March 31, 2018 and December 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $89.2 million and $88.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of March 31, 2018 was 5.01%.

New Secured Notes Tender Offer

Pursuant to the New Secured Notes indenture dated July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, the company is required to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture, but which generally equates to 65% of the proceeds from Asset Sales, net of any commission paid) exceed $10 million (the “Asset Sale Threshold”). Since the issuance of the Notes, the company executed certain Asset Sales and on December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24.70 million aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered in accordance with the terms and conditions of the Offer. Holders who timely and validly tendered their Notes received consideration of $1.00 per $1.00 principal amount of Notes, plus accrued and unpaid interest on those Notes up to, but excluding the settlement date, in accordance with the terms of the Offer.

The aggregate principal amount of tendered and accepted Notes was less than the Offer Amount. Cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender (or $24.65 million), is now available for use by the company in any manner not prohibited by the Indenture and is no longer shown as restricted cash on the balance sheet.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters ended March 31 2018 and 2017.

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Interest and debt costs incurred, net of interest capitalized	$7,599	21,008
Interest costs capitalized	174	1,217
Total interest and debt costs	$7,773	22,225

(8)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters ended March 31, are as follows:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands, except share and per share data)	2018	2017
Net loss available to common shareholders	$(39,172)	(94,855)
Weighted average outstanding shares of common stock, basic (A)	23,424,943	47,080,783
Dilutive effect of options, warrants and restricted stock awards and units	—	—
Weighted average shares of common stock and equivalents	23,424,943	47,080,783

Loss per share, basic (A)	$(1.67)	(2.01)
Loss per share, diluted (B)	$(1.67)	(2.01)
Additional information:
Incremental "in-the-money" options, warrants and restricted stock awards and units at the end of the period (D)	6,255,686	1,233

(A)

Basic weighted average shares outstanding includes 108,044 shares issuable upon the exercise of New Creditor Warrants held by U.S. citizens at March 31, 2018 (Successor). Common shares and new creditor warrants and the sum of common shares and New Creditor Warrants outstanding at March 31, 2018 were 23,988,075, 6,021,696 and 30,009,771, respectively.

(B)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.
(C)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.
(D)	For the three months ended March 31, 2018, the company also had 5,062,089 shares of “out-of- the-money” warrants outstanding at the end of the period.

(9)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The company has $4.2 million in unfunded capital commitments associated with one 5,400 deadweight ton (DWT) deepwater platform supply vessel (PSV) under construction at March 31, 2018. The total cost of the new-build vessel includes contract costs and other incidental costs.

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused in three areas: (i) reducing the net receivable balance due to the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by the company to be paid for directly in U.S. dollars. These challenges, and the company’s efforts to respond, continue.

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at March 31, 2018 and December 31, 2017 of approximately $208 million and $230 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $26 million of the balance at March 31, 2018 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $103 million of cash held by Sonatide, of which the equivalent of $66 million is denominated in Angolan kwanzas, pending conversion into U.S. dollars and subsequent expatriation. In addition, the company owes Sonatide the aggregate sum of approximately $78 million, including $38 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

For the three months ended March 31, 2018, the company collected (primarily through Sonatide) approximately $8 million from its Angolan operations. Of the $8 million collected, approximately $6 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $2 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $27 million during the three months ended March 31, 2018 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at March 31, 2018 and December 31, 2017 of approximately $78 million and $99 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the three month period ended March 31, 2018, the company’s Angolan operations generated vessel revenues of approximately $14 million, or 16%, of its consolidated vessel revenue, from an average of approximately 40 company-owned vessels that are marketed through the Sonatide joint venture (18 of which were stacked on average during the three months ended March 31, 2018).  For the three months ended March 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $26 million, or 17%, of consolidated vessel revenue, from an average of approximately 55 company-owned vessels (24 of which were stacked on average during the three months ended March 31, 2017).

In addition to vessels that Sonatide charters from Tidewater, Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of March 31, 2018 and December 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $12 million and $27 million, respectively. During the quarter ended March 31, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 214 to 1, or approximately 27%. As a result, the company recognized 49% of the total foreign exchange loss, or approximately $14.8 million through equity in net earnings (losses) of unconsolidated companies.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola since March 31, 2017 has resulted in a net 12 vessels transferred out of Angola. Company-owned vessels operating in Angola decreased by 47 vessels, from March 31, 2014 to March 31, 2018 (from 85 vessels to 38 vessels).  Company-owned active vessels decreased in the same period by 58 vessels (from 79 vessels to 21 vessels).

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 33 million Brazilian reais (approximately $10 million as of March 31, 2018). Other fines imposed at that same time by the Customs Office have been formally resolved in favor of the company. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement.

The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of March 31, 2018). The company appealed this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.8 million as of March 31, 2018) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. The remaining fines totaling 30 million Brazilian reais (approximately $9.1 million as of March 31, 2018) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. In connection with two of our amended filings, CBP assessed penalties, which the company paid after CBP granted mitigation and reduced the amount of each civil penalty.  The amount paid in civil penalties was not material.  It is possible that CBP may seek to impose further civil penalties or fines in connection with some or all of the other amended filings that could be material.

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

For more information regarding the reduction in the company’s investment balance as a result of currency devaluation, please refer to the section of Note (9) entitled Sonatide Joint Venture.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $56.7 million as of March 31, 2018 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process. The company has initiated a separate court action in Washington, D.C. using a different service of process method and expects to be successful in having the award recognized in the Washington, D.C. court. In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales. Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award presents significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

(10)	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value (NAV) per share expedient.

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of March 31, 2018 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$—	—	—	—	—
Debt securities	3,318	834	836	—	1,648
Cash and cash equivalents	5,491	47	121	—	5,323
Total	$8,809	881	957	—	6,971
Other pending transactions	—	—	—	—	—
Total fair value of plan assets	$8,809	881	957	—	6,971

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of December 31, 2017 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,295	5,295	—	—	—
Debt securities	3,368	851	841	—	1,676
Cash and cash equivalents	246	27	170	—	49
Total	$8,909	6,173	1,011	—	1,725
Other pending transactions	(1)	(1)	—	—	—
Total fair value of plan assets	$8,908	6,172	1,011	—	1,725

Other Financial Instruments

The company’s primary financial instruments consist of cash, cash equivalents and restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to address its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Cash Equivalents.  The company’s cash equivalents, which are securities with maturities less than 90 days, are held in deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2018 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$407,302	407,302	—	—
Total fair value of assets	$407,302	407,302	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2017 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$399,322	399,322	—	—
Total fair value of assets	$399,322	399,322	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (13).

(11)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

A summary of other current assets at March 31, 2018 and December 31, 2017 is as follows:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Deposits	$1,634	1,780
Investments held in rabbi trust (A)	8,809	8,908
Prepaid expenses	7,738	8,442
	$18,181	19,130

(A)	The company converted all investments held in the rabbi trust to cash to fund a lump sum benefit to the former CEO in May 2018. Refer to Note (6) for more information regarding this payment.

A summary of net properties and equipment at March 31, 2018 and December 31, 2017 is as follows:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Properties and equipment:
Vessels and related equipment	$836,666	850,268
Other properties and equipment	5,536	5,710
	842,202	855,978
Less accumulated depreciation and amortization	27,939	18,458
Net properties and equipment	$814,263	837,520

A summary of other assets at March 31, 2018 and December 31, 2017 is as follows:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Recoverable insurance losses	$2,495	2,405
Investments held for supplemental savings plan accounts	6,554	6,583
Long-term deposits	16,035	16,217
Other	5,699	5,847
	$30,783	31,052

A summary of accrued expenses at March 31, 2018 and December 31, 2017 is as follows:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Payroll and related payables (B)	$17,369	17,344
Commissions payable (C)	2,146	1,898
Accrued vessel expenses	28,876	27,222
Accrued interest expense	5,958	6,036
Other accrued expenses	2,059	2,306
	$56,408	54,806

(B)	Includes an $8.9 million payable to the former CEO which was paid in May 2018.

(C)	Excludes $37.6 million and $36.4 million of commissions due to Sonatide at March 31, 2018 and December 31, 2017,

respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities at March 31, 2018 and December 31, 2017 is as follows:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Taxes payable	$6,341	10,326
Amounts payable to holders of General Unsecured Claims	—	8,474
Other	2,485	893
	$8,826	19,693

A summary of other liabilities at March 31, 2018 and December 31, 2017 is as follows:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Postretirement benefits liability	$2,524	2,642
Pension liabilities	36,420	36,614
Deferred supplemental savings plan liability	6,557	6,592
Other	12,559	12,728
	$58,060	58,576

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

During the quarter ended March 31, 2018 the company’s Africa/Europe segment was split as a result of management realignment such that the company’s operations in Europe and Mediterranean Sea regions and the company’s West African regions are now separately reported segments. As such, the company now discloses these new segments as Europe/Mediterranean Sea and West Africa, respectively. The company’s Americas and Middle East/Asia Pacific segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Prior year amounts have been recast to conform to the new segment alignment.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters ended March 31, 2018 and 2017. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to brokered vessels and other miscellaneous marine-related businesses.

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Revenues:
Vessel revenues:
Americas	$26,081	80,533
Middle East/Asia Pacific	18,388	26,678
Europe/Mediterranean Sea	9,623	10,166
West Africa	33,402	39,528
	87,494	156,905
Other operating revenues (A)	3,999	3,844
	$91,493	160,749
Vessel operating profit (loss):
Americas	$4,911	30,618
Middle East/Asia Pacific	(2,253)	(6,164)
Europe/Mediterranean Sea	(3,554)	(7,102)
West Africa	(1,753)	(5,353)
	(2,649)	11,999
Other operating profit (loss)	1,506	(225)
	(1,143)	11,774

Corporate general and administrative expenses	(6,684)	(21,757)
Corporate depreciation	(100)	(564)
Corporate expenses	(6,784)	(22,321)

Gain on asset dispositions, net	1,919	6,064
Asset impairments (B)	(6,186)	(64,857)
Operating loss	$(12,194)	(69,340)
Foreign exchange gain (loss)	(348)	664
Equity in net earnings (losses) of unconsolidated companies	(15,439)	2,841
Interest income and other, net	(128)	1,588
Interest and other debt costs, net	(7,599)	(21,008)
Loss before income taxes	$(35,708)	(85,255)
Depreciation and amortization:
Americas	$3,313	11,297
Middle East/Asia Pacific	2,769	8,499
Europe/Mediterranean Sea	1,804	6,561
West Africa	4,026	9,816
	11,912	36,173
Other	5	855
Corporate	100	564
	$12,017	37,592
Additions to properties and equipment:
Americas	$1,037	—
Middle East/Asia Pacific	423	1,025
Europe/Mediterranean Sea	—	—
West Africa	1	94
	1,461	1,119
Other	—	—
Corporate (C)	217	6,954
	$1,678	8,073

(A)

Included in other operating revenues for the quarter ended March 31, 2017, were $0.3 million of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

(B)	Refer to Note (13) for additional information regarding asset impairment charges.
(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(In thousands)	2018	2017
Total assets:
Americas	$172,536	164,958
Middle East/Asia Pacific	21,977	48,268
Europe/Mediterranean Sea	170,420	171,157
West Africa	858,776	864,299
	1,223,709	1,248,682
Other	465	2,443
	1,224,174	1,251,125
Investments in, at equity, and advances to unconsolidated companies	13,503	29,216
	1,237,677	1,280,341
Corporate (A)	448,371	465,839
	$1,686,048	1,746,180

(A)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessel is assigned to a non-corporate reporting segment or the date it is delivered. At March 31, 2018 and December 31, 2017, $9.5 million and $9.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor):

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
Vessel revenue by vessel class (In thousands)		% of Vessel Revenue		% of Vessel Revenue
Americas fleet:
Deepwater	$16,205	19%	62,831	40%
Towing-supply	6,846	8%	14,738	9%
Other	3,030	3%	2,964	2%
Total	$26,081	30%	80,533	51%
Middle East/Asia Pacific fleet:
Deepwater	$9,564	11%	9,433	6%
Towing-supply	8,824	10%	17,245	11%
Other	—	—	—	—
Total	$18,388	21%	26,678	17%
Europe/Mediterranean Sea fleet:
Deepwater	$9,020	10%	9,853	7%
Towing-supply	603	1%	322	<1%
Other	—	—	(9)	(<1%)
Total	$9,623	11%	10,166	7%
West Africa fleet:
Deepwater	$13,938	16%	13,179	8%
Towing-supply	16,139	18%	22,472	15%
Other	3,325	4%	3,877	2%
Total	$33,402	38%	39,528	25%
Worldwide fleet:
Deepwater	$48,727	56%	95,296	61%
Towing-supply	32,412	37%	54,777	35%
Other	6,355	7%	6,832	4%
Total	$87,494	100%	156,905	100%

(13)	ASSET IMPAIRMENTS

Management estimates the fair value of each vessel not expected to return to active service (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures) by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service and actual recent sales of similar vessels, among others. For vessels with more significant carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates.

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended March 31, 2018 and 2017, along with the amount of impairment.

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands, except number of vessels impaired)	2018	2017
Number of vessels impaired in the period (A)	13	28
Amount of impairment incurred	$6,186	64,857
Combined fair value of assets incurring impairment	$28,322	206,450

(A)	For the quarter ended March 31, 2018, there were 13 stacked vessels impaired, and for the quarter ended March 31, 2017, there were 25 stacked vessels and 3 active vessels impaired.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, uncertainties related to our emergence from Chapter 11 proceedings, new accounting policies and our consolidation activities; volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control.  Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Item 1A included in the company’s Transition Report on Form 10-K for the nine month period ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 15, 2018, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Transition Report on Form 10-K for the nine month period ended December 31, 2017, filed with the SEC on March 15, 2018.

About Tidewater

The company’s vessels and associated vessel services provide support for all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked. At March 31, 2018, we owned or chartered 207 vessels (excluding eight joint venture vessels, but including 70 stacked vessels) available to serve the global energy industry.

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

Reorganization and Fresh Start Accounting

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its financial reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). Upon the company's emergence from Chapter 11 bankruptcy, the company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852, which requires the company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the company’s consolidated financial statements and resulted in the company becoming a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and net cash provided by (used in) operating activities are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

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

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations but does not generally purchase business interruption insurance or similar coverage. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. The company also incurs vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs and other miscellaneous costs. Brokers’ commissions are incurred primarily in the company’s non-United States operations where brokers sometimes assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates, and accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, the amortization of previously deferred mobilization costs, temporary vessel importation fees and any fines or penalties.

Sonatide Joint Venture

The company has previously disclosed the significant financial and operational challenges that it confronts with respect to its operations in Angola, as well as steps that the company has taken to address or mitigate those risks. Most of the company’s attention has been focused in three areas: (i) reducing the net receivable balance due to the company from Sonatide, its Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a significant  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by the company to be paid for directly in U.S. dollars. These challenges, and the company’s efforts to respond, continue.

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at March 31, 2018 and December 31, 2017 of approximately $208 million and $230 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $26 million of the balance at March 31, 2018 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $103 million of cash held by Sonatide, of which the equivalent of $66 million is denominated in Angolan kwanzas pending conversion into U.S. dollars and subsequent expatriation. In addition, the company owes Sonatide the aggregate sum of approximately $78 million, including $38 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

For the three months ended March 31, 2018, the company collected (primarily through Sonatide) approximately $8 million from its Angolan operations. Of the $8 million collected, approximately $6 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $2 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the net due from affiliate and due to affiliate balances by approximately $27 million during the three months ended March 31, 2018 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at March 31, 2018 and December 31, 2017 of approximately $78 million and $99 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the three month period ended March 31, 2018, the company’s Angolan operations generated vessel revenues of approximately $14 million, or 16%, of its consolidated vessel revenue, from an average of approximately 40 company-owned vessels that are marketed through the Sonatide joint venture (18 of which were stacked on average during the three months ended March 31, 2018).  For the three months ended March 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $26 million, or 17%, of consolidated vessel revenue, from an average of approximately 55 company-owned vessels (24 of which were stacked on average during the three months ended March 31, 2017).

In addition to vessels that Sonatide charters from Tidewater, Sonatide owns seven vessels (four of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of March 31, 2018 and December 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately $12 million and $27 million, respectively. During the quarter ended March 31, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 214 to 1, or approximately 27%. As a result, the company recognized 49% of the total foreign exchange loss, or approximately $14.8 million through equity in net earnings (losses) of unconsolidated companies.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola since March 31, 2017 has resulted in a net 12 vessels transferred out of Angola. Company-owned vessels operating in Angola decreased by 47 vessels, from March 31, 2014 to March 31, 2018 (from 85 vessels to 38 vessels). Company-owned active vessels decreased in the same period by 58 vessels (from 79 vessels to 21 vessels).

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

After a significant decrease in the price of oil during calendar years 2014 and 2015 largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, generally increased during the calendar years 2016 and 2017. Our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which at the end of March 2018 was trading around $65 per barrel for West Texas Intermediate (WTI) crude and $69 per barrel for Intercontinental Exchange (ICE) Brent crude, up from $50 and $52 per barrel for WTI and ICE Brent, respectively, at the end of December 2017. A number of analysts have projected further strengthening of oil and gas prices through calendar years 2018 and 2019 if current forecasts of global economic growth and demand for crude oil continue and materialize as forecast.

A recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular, is underway and is expected to continue if oil and gas prices remain at current levels or continue to rise. However, a recovery in offshore activity and spending, much of which takes place in the international markets, is expected to lag increases in onshore exploration, development and production activity and spending. These same analysts also expect that any material improvements in offshore exploration and development activity would likely not occur until calendar year 2019 or calendar year 2020, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Markit reports, as there are indications that exploration and production companies will remain conservative with their offshore-related capital expenditures in the near future.

The production of unconventional gas resources in North America and the commissioning of a number of Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Some analysts have noted that natural gas is being produced at historically high levels while consumption, at least in the United States, has waned somewhat in 2017 primarily as a result of less demand by the electric power sector. At the end of March 2018, natural gas was trading in the U.S. at approximately $2.70 per Mcf, lower than $2.88 per Mcf as reported by the U.S. Energy Information Administration at the end of March 2017. Generally, high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to other onshore and offshore exploration and development. As a result, lower and volatile crude oil prices and a relatively greater emphasis on onshore exploration, development and production activity and spending have caused, and may continue to cause, many of our customers and potential customers to reevaluate and further reduce their future capital expenditures in regards to offshore projects, in general, and deepwater projects, in particular.

Data published by IHS-Markit in April of 2018 estimate that the worldwide movable offshore drilling rig count is 865 rigs, of which approximately 425 offshore rigs were working in April of 2018, which indicates a slight increase over the approximate 420 working rigs in April of 2017, and a decrease of approximately 15%, or 70 working rigs, from the number of working rigs in April of 2016. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore (rather than the total population of moveable offshore drilling rigs or the pricing for contract drilling services) is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

According to IHS-Markit, of the estimated 865 movable offshore rigs worldwide, approximately 30%, or approximately 260 rigs, are designed to operate in deeper waters. Of the approximately 425 working offshore rigs in April of 2018, approximately 115 rigs, or 27%, are designed to operate in deeper waters. Utilization of deepwater rigs in April of 2018 was approximately 44% (115 working deepwater rigs divided by 260 total deepwater rigs). In April of 2018, the number of working deepwater rigs was comparable to the approximate 115 working deepwater rigs in April of 2017 and a decrease of approximately 21%, or 30 working deepwater rigs, from the number of working deepwater rigs in April of 2016. IHS-Markit also estimates that approximately 30% of the approximate 135 total offshore rigs currently under construction, or approximately 40 rigs, are being built to operate in deeper waters, suggesting that new build deepwater rigs represent approximately 35% of the approximately 115 deepwater rigs working in April 2018. There is uncertainty as to whether the deepwater rigs currently under construction will increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced offshore exploration and development spending.

Also, according to IHS-Markit, of the estimated 865 movable offshore rigs worldwide, approximately 62%, or approximately 540 rigs, are jack-up rigs. Of the approximately 425 working offshore rigs, approximately 285 rigs, or 67%, are jack-up rigs. As of April 2018, the number of working jack-up rigs was comparable to the number of jack-up rigs that were working at the end of April 2017, suggesting that worldwide shallow-water exploration and production activity has at least stabilized during the last twelve months, despite a decrease of approximately 11%, or 35 working rigs, from the number of working rigs over the two year period from the end of April 2016 to the end of April 2018. Utilization of jack-up rigs at the end of April 2018 was approximately 53% (285 working jack-up rigs divided by 540 total jack-up rigs). The construction backlog for new jack-up rigs at the end of April 2018 (90 rigs) has been reduced from the jack-up construction backlog at the end of April 2017 by approximately 10 rigs, nearly all of which are scheduled for delivery in the next 24 months, although the timing of such deliveries as scheduled remains uncertain given the generally depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 90 new build jack-up rigs represent 32% of the approximately 285 jack-up rigs working in April 2018, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

The floating production unit market is also a current source of demand for offshore support vessels and is also a potential source of additional demand for offshore support vessels. Approximately 55 new floating production units are under construction, most of which are scheduled to be delivered over the next eighteen months. If delivered, these new units will supplement the approximately 370 floating production units currently operating worldwide, which is comparable to the number of floating production units working in 2017 and approximately 6% higher than the number of floating production units working in 2016. While the recent market trend in working floating production units currently appears to be a net positive for the offshore support vessel market, the risk of cancellation of some new build contracts or the stacking of currently operating floating production units remains.

In April 2018, the worldwide fleet of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,500 vessels which includes approximately 600 vessels, or approximately 17%, that are at least 25 years old and exceeding original expectations of their estimated economic lives. An additional 450 vessels, or 13% of the worldwide fleet, are at least 15 years old, but less than 25 years old. Older offshore support vessels, whether such vessels are at least 25 years old or at least 15 years old, could potentially be removed from the market if the cost of extending such vessels’ lives is not economical, especially in light of recent market conditions.

Also, according to IHS-Markit, there are approximately 255 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (230 vessels), on order or planned at the end of December 2017. The majority of the vessels under construction are scheduled to be delivered within the next 12 to 24 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore exploration and development activity. Further increases in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

Excluding the 600 vessels that are at least 25 years old from the overall population, the number of offshore support vessels under construction (230 vessels) represents approximately 7% of the remaining worldwide fleet of approximately 2,900 offshore support vessels. Excluding the 1,050 vessels that are at least 15 years old from the overall population, the number of offshore support vessels under construction (230 vessels) represents approximately 9% of the remaining worldwide fleet of approximately 2,450 offshore support vessels.

Since late 2014, the number of older offshore support vessels that have been removed from market has not been sufficient to counteract the significant reduction in offshore exploration, development and production activity by our customers. As a result, we and other offshore support vessel owners have also selectively stacked more recently constructed vessels. Should market conditions further deteriorate, the stacking or underutilization of additional, more recently constructed vessels by the offshore support vessel industry is likely.

Although the future attrition rate of older offshore support vessels cannot be determined with certainty, we believe that the retirement and/or sale to owners outside of the oil and gas market of a vast majority of these aged vessels (a majority of which the company believes have already been stacked or are not being actively marketed to oil and gas development-focused customers by the vessels’ owners) could mitigate the potential negative effects on vessel utilization and vessel pricing of (i) additional offshore support vessel supply resulting from the delivery of additional new-build vessels and/or (ii) reduced demand for offshore support vessels resulting from further reductions in offshore exploration, development and production spending by our customers.

Alternatively, the cancellation or deferral of delivery of some portion of the offshore support vessels that are under construction could mitigate the potential negative effects on vessel utilization and vessel pricing of reduced offshore exploration, development and production spending by our customers. And to the extent the significant increase in crude oil prices that began in early 2016 ultimately leads to an increase both in offshore spending by our customers and additional vessel demand, additional vessel demand could also mitigate the possible negative effects of the new-build vessels being added to the global offshore support vessel fleet. In addition, the need to incur and fund recertification and other maintenance costs, particularly for vessels that have been stacked, may have an impact on the availability of vessels to support customers’ future offshore exploration, development and production activity, and could have a positive impact on the charter rates that vessel owners are able to secure for those vessels that have current certifications with the relevant classification societies and are otherwise available to work.

The company believes that a material improvement in vessel utilization and vessel pricing will require a combination of increased vessel demand and a reduction in vessel supply, including the retirement of a majority of the vessels that are older than 15 years. Absent a significant and unexpected increase in vessel demand, we believe that low vessel utilization and average day rates will likely persist across the offshore support vessel industry, at least in the near- to intermediate-term, due to the current overcapacity in the worldwide offshore support vessel fleet. It is also possible that overcapacity and excess financial leverage will lead to industry consolidation and/or business failures within the global offshore support vessel industry.

2018 First Quarter Business Highlights

During the first quarter of fiscal 2018, we continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment of lower crude oil prices and reduced E&P spending (and reduced offshore spending in particular). Key elements of our response to these conditions during the first quarter of fiscal 2018 included sustaining our offshore support vessel fleet and its global operating footprint while maintaining adequate liquidity to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At March 31, 2018, the company had 207 owned or chartered vessels (excluding joint-venture vessels) in its fleet with an average age of 9.4 years. The average age of the company’s 137 active vessels at March 31, 2018 is 8.6 years.

Revenues earned for the quarter ended March 31, 2018 (Successor) and the quarter ended March 31, 2017 (Predecessor) were $91.5 million and $160.7 million, respectively. Quarterly revenues have decreased as compared to the comparable quarter of the prior year primarily as a result of the significant industry downturn that has continued through March 2018.

We have responded to reductions in revenue by reducing vessel operating costs. Such operating costs for the quarter ended March 31, 2018 (Successor) and the quarter ended March 31, 2017 (Predecessor) were $61.4 million and $80.8 million, respectively.

Depreciation expense for the quarter ended March 31, 2018 (Successor) and the quarter ended March 31, 2017 (Predecessor) was $12 million and $37.6 million, respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment. In addition, the company has scrapped or disposed of 31 vessels since March 31, 2017.

General and administrative expenses for the quarter ended March 31, 2018 (Successor) and the quarter ended March 31, 2017 (Predecessor) were $23.6 million and $41.7 million, respectively. General and administrative expenses have decreased during the quarter ended March 31, 2018 as compared to the comparable period of the prior year primarily as a result of lower restructuring-related professional services expenses and the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore services market. Included in general and administrative expenses for the quarter ended March 31, 2017 (Predecessor) were $16.8 million of restructuring-related professional services expenses. The company did not incur any such restructuring-related professional services expenses during the quarter ended March 31, 2018 (Successor).  General and administrative expenses for the quarter ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor) included stock-based compensation of $3 million and $(0.9) million, respectively. Excluding stock based compensation expense, general and administrative expenses are down 52% as compared to the quarter ended March 31, 2017.

We recorded $6.2 million and $64.9 million of asset impairments during the quarter ended March 31, 2018 (Successor) and the quarter ended March 31, 2017 (Predecessor), respectively, primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company adopted fresh-start accounting and significantly reduced the carrying values of its vessels and other long-lived assets.

Interest and other debt expenses for the quarter ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor) were $7.6 million and $21 million, respectively. Interest and other debt costs for the quarter ended March 31, 2018 reflects our post-restructuring capital structure which includes debt of $447.9 million at March 31, 2018.

The company’s outstanding receivable from Sonatide for work in Angola was reduced by approximately $22 million to approximately $208 million from December 31, 2017 (Successor) to March 31, 2018 (Successor). The company’s outstanding payable to Sonatide (including commissions payable) decreased by approximately $21 million to approximately $78 million during the same period. Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars, has successfully initiated some conversion of kwanzas into dollars and has also successfully reduced the due from affiliate and due to affiliate balances via agreed netting transactions between the company and Sonatide. For additional disclosure regarding the Sonatide Joint Venture, refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Results of Operations

During the quarter ended March 31, 2018 the company’s Africa/Europe segment was split as a result of management realignment such that the company’s operations in Europe and Mediterranean Sea regions and the company’s West African regions are now separately reported segments. As such, the company now discloses these new segments as Europe/Mediterranean Sea and West Africa, respectively. The company’s Americas and Middle East/Asia Pacific segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Prior year amounts have been recast to conform to the new segment alignment.

The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation and amortization expense, vessel operating leases and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended March 31, 2018 and 2017:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel revenues:
Americas (A)	$26,081	30%	80,533	51%
Middle East/Asia Pacific	18,388	21%	26,678	17%
Europe/Mediterranean Sea	9,623	11%	10,166	7%
West Africa	33,402	38%	39,528	25%
Total vessel revenues	$87,494	100%	156,905	100%
Vessel operating costs:
Crew costs	$34,224	39%	41,829	27%
Repair and maintenance	7,704	9%	17,074	11%
Insurance and loss reserves	(1,071)	(1%)	(1,767)	(1%)
Fuel, lube and supplies	9,012	10%	9,279	6%
Other	11,495	13%	14,430	9%
Total vessel operating costs	$61,364	70%	80,845	52%

(A)	Included in Americas vessel revenue for the quarter ended March 31, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters ended March 31, 2018 and 2017:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Other operating revenues	$3,999	3,844
Costs of other operating revenues	2,474	2,689

The following table presents vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters ended March 31, 2018 and 2017:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel operating costs:
Americas:
Crew costs	$9,093	35%	15,761	20%
Repair and maintenance	1,730	6%	2,886	4%
Insurance and loss reserves	(551)	(2%)	(519)	(1%)
Fuel, lube and supplies	1,618	6%	3,896	5%
Other	406	2%	3,555	4%
	12,296	47%	25,579	32%
Middle East/Asia Pacific:
Crew costs	$8,108	44%	9,495	36%
Repair and maintenance	1,463	8%	6,306	24%
Insurance and loss reserves	(150)	(1%)	(732)	(3%)
Fuel, lube and supplies	2,339	13%	2,543	9%
Other	2,742	15%	3,351	13%
	14,502	79%	20,963	79%
Europe/Mediterranean Sea:
Crew costs	$4,991	52%	4,927	49%
Repair and maintenance	1,578	16%	1,261	12%
Insurance and loss reserves	110	1%	226	11%
Fuel, lube and supplies	1,810	19%	1,101	2%
Other	1,606	17%	1,394	14%
	10,095	105%	8,909	88%
West Africa:
Crew costs	$12,032	36%	11,646	29%
Repair and maintenance	2,933	9%	6,621	17%
Insurance and loss reserves	(480)	(2%)	(742)	(2%)
Fuel, lube and supplies	3,245	10%	1,739	4%
Other	6,741	20%	6,130	16%
	24,471	73%	25,394	64%
Total vessel operating costs	$61,364	70%	80,845	52%

The following table presents vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters ended March 31, 2018 and 2017:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel operations general and administrative expenses:
Americas	$5,561	21%	6,412	8%
Middle East/Asia Pacific	3,370	18%	3,380	13%
Europe/Mediterranean Sea	1,278	13%	1,366	13%
West Africa	6,658	20%	8,287	21%
Total vessel operations general and administrative expenses	$16,867	19%	19,445	12%

The following table presents vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters ended March 31, 2018 and 2017:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel operating leases (A):
Americas	$—	—	6,627	8%
Middle East/Asia Pacific	—	—	—	—
Europe/Mediterranean Sea	—	—	432	4%
West Africa	—	—	1,384	4%
Total vessel operating leases	$—	—	8,443	5%

(A)	As part of the Plan of reorganization we rejected all of our vessel lease agreements during the quarter ended June 30, 2017.

The following table presents vessel depreciation expense by the company’s geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total vessel depreciation expense and the related total vessel depreciation expense as a percentage of total vessel revenues:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel depreciation expense:
Americas	$3,313	13%	11,297	14%
Middle East/Asia Pacific	2,769	15%	8,499	32%
Europe/Mediterranean Sea	1,804	19%	6,561	65%
West Africa	4,026	12%	9,816	25%
Total vessel depreciation expense	$11,912	14%	36,173	23%

The following table compares other operating revenues and costs related to the company’s ROV and related subsea services operations, brokered vessels and other miscellaneous marine-related activities.

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Other operating revenues (A)	$3,999	100%	3,844	100%
Costs of other operating revenues	(2,474)	(62%)	(2,689)	(70%)
General and administrative expenses - other operating activities	(14)	(<1%)	(525)	(14%)
Depreciation and amortization - other operating activities	(5)	(<1%)	(855)	(22%)
Total other operating profit (loss)	$1,506	38%	(225)	(6%)

(A)

Included in other operating revenues for the quarter ended March 31, 2017, were $0.3 million of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

The following table compares operating loss and other components of loss before income taxes and its related percentage of total revenue for the quarters ended March 31, 2018 and 2017:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel operating profit (loss):
Americas (A)	$4,911	5%	30,618	19%
Middle East/Asia Pacific	(2,253)	(2%)	(6,164)	(4%)
Europe/Mediterranean Sea	(3,554)	(4%)	(7,102)	(5%)
West Africa	(1,753)	(2%)	(5,353)	(3%)
	(2,649)	(3%)	11,999	7%
Other operating profit (loss)	1,506	2%	(225)	(<1%)
	(1,143)	(1%)	11,774	7%

Corporate general and administrative expenses (B)	(6,684)	(7%)	(21,757)	(14%)
Corporate depreciation	(100)	(<1%)	(564)	(<1%)
Corporate expenses	(6,784)	(7%)	(22,321)	(14%)

Gain on asset dispositions, net	1,919	2%	6,064	3%
Asset impairments	(6,186)	(7%)	(64,857)	(40%)
Operating loss	$(12,194)	(13%)	(69,340)	(43%)
Foreign exchange gain (loss)	(348)	(<1%)	664	<1%
Equity in net earnings (losses) of unconsolidated companies	(15,439)	(17%)	2,841	2%
Interest income and other, net	(128)	(<1%)	1,588	1%
Interest and other debt costs, net	(7,599)	(8%)	(21,008)	(13%)
Loss before income taxes	$(35,708)	(39%)	(85,255)	(53%)

(A)	Included in Americas vessel operating profit for the quarter ended March 31, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

(B)	Included in corporate general and administrative expenses for the quarter ended March 31, 2017 are restructuring-related professional services costs of $16.8 million.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 68%, or $54.5 million, during the quarter ended March 31, 2018 (Successor), as compared to the quarter ended March 31, 2017 (Predecessor). Included in deepwater revenues for the quarter ended March 31, 2017 (Predecessor) was a $39.1 million termination fee related to the early cancellation of a long-term vessel charter contract. Excluding the termination fee, deepwater revenues during the quarter ended March 31, 2018 (Successor) were approximately $7.5 million less than the comparative period of the prior year primarily as the result of fewer deepwater vessels working in the region. Increases in deepwater utilization are primarily the result of the company disposing under-utilized vessels. Revenues from towing-supply vessels decreased 54%, or $7.9 million, during the same comparative periods, primarily due to fewer vessels working in the region. The company continues to stack under-utilized vessels and dispose of stacked vessels which are not economical to reactivate as a result of low levels of offshore exploration and development activity. Additionally, the vessel count in the Americas is lower as a result of the termination of our vessel lease agreements.

At December 31, 2017, we had 27 stacked Americas-based vessels. During the first three months of 2018, we stacked one additional vessel and disposed of eight vessels, resulting in a total of 20 stacked Americas-based vessels, or approximately 43% of the Americas-based fleet, as of March 31, 2018.

Operating profit for the Americas segment for the quarter ended March 31, 2018 (Successor), and the quarter ended March 31, 2017 (Predecessor), was $4.9 million and $30.6 million, respectively. Operating profit for the quarter ended March 31, 2017 (Predecessor) includes the early termination fee.

Vessel operating costs for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were $12.3 million and $25.6 million, respectively. Overall vessel operating costs have decreased in the current periods as compared to the quarter ended March 31, 2017 (Predecessor) primarily due to the reduction in crew costs, reflecting the decline in operating activity in the segment in the current year. Subsequent to July 31, 2017, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the quarter ended March 31, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the quarter ended March 31, 2017 (Predecessor) were $6.6 million.

Depreciation expense for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) was $3.3 million and $11.3 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) was $5.6 million and $6.4 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which has continued through March 2018.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment decreased 31%, or $8.3 million, during the quarter ended March 31, 2018 (Successor), as compared to the quarter ended March 31, 2017 (Predecessor), primarily as a result of a decrease in revenue from towing-supply vessels due to decreased utilization and average day rates.

At December 31, 2017, we had 16 stacked Middle East/Asia Pacific-based vessels. During the first three months of 2018, we stacked one additional vessel, returned two previously stacked vessels to service and disposed of one vessel, resulting in a total of 14 stacked Middle East/Asia Pacific-based vessels, or approximately 26% of the Middle East/Asia Pacific-based fleet, as of March 31, 2018.

Operating loss for the Middle East/Asia Pacific segment for the quarter ended March 31, 2018 (Successor), and the quarter ended March 31, 2017 (Predecessor), was $2.3 million and $6.2 million, respectively.

Vessel operating costs for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were $14.5 million and $21 million, respectively. Overall vessel operating costs have decreased in the current periods as compared to the quarter ended March 31, 2017 (Predecessor) primarily due to a reduction in repair and maintenance, reflecting the decline in operating activity in the segment in the current year and the Successor company’s accounting policy on planned major maintenance activities. Subsequent to July 31, 2017, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

Depreciation expense for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) was $2.8 million and $8.5 million, respectively. Depreciation expense has decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were comparable.

Europe/Mediterranean Sea Segment Operations. Vessel revenues in the Europe/Mediterranean Sea segment decreased 5%, or $0.5 million, during the quarter ended March 31, 2018 (Successor), as compared to the quarter ended March 31, 2017 (Predecessor), primarily as a result of a decrease in revenue from deepwater vessels due to decreased average day rates.

At December 31, 2017, we had six stacked Europe/Mediterranean Sea -based vessels. During the first three months of fiscal 2018, we returned two previously stacked vessels to work resulting in a total of four stacked Europe/Mediterranean Sea-based vessels, or approximately 18% of the Europe/Mediterranean Sea-based fleet, as of March 31, 2018.

Operating loss for the Europe/Mediterranean Sea segment for the quarter ended March 31, 2018 (Successor), and the quarter ended March 31, 2017 (Predecessor), was $3.6 million and $7.1 million, respectively.

Vessel operating costs for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were $10.1 million and $8.9 million, respectively. Overall vessel operating costs have slightly increased in the current periods as compared to the quarter ended March 31, 2017 (Predecessor) primarily due to increased supplies, fuel and lube costs as the result of costs incurred to transfer vessels to the region. Subsequent to July 31, 2017, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the quarter ended March 31, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the quarter ended March 31, 2017 (Predecessor) were $0.4 million.

Depreciation expense for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) was $1.8 million and $6.6 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were $1.3 million and $1.4 million, respectively.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 15%, or $6.1 million, during the quarter ended March 31, 2018 (Successor), as compared to the quarter ended March 31, 2017 (Predecessor), primarily as a result of a decrease in revenue from towing supply vessels due to decreased utilization and average day rates.

At December 31, 2017, we had 40 stacked West Africa-based vessels. During the first three months of 2018, we stacked three additional vessels and disposed of 11 vessels, resulting in a total of 32 stacked West Africa-based vessels, or approximately 38% of the West Africa-based fleet, as of March 31, 2018.

Operating loss for the West Africa segment for the quarter ended March 31, 2018 (Successor), and the quarter ended March 31, 2017 (Predecessor), was $1.8 million and $5.4 million, respectively.

Vessel operating costs for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were $24.5 million and $25.4 million, respectively. Overall vessel operating costs have decreased in the current periods as compared to the quarter ended March 31, 2017 (Predecessor) primarily due to a reduction in repair and maintenance, reflecting the decline in operating activity in the segment in the current year and the Successor company’s accounting policy on planned major maintenance activities. Subsequent to July 31, 2017, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the quarter ended March 31, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the quarter ended March 31, 2017 (Predecessor) were $1.4 million.

Depreciation expense for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) was $4 million and $9.8 million, respectively. Depreciation expense has decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended March 31, 2018 (Successor) and quarter ended March 31, 2017 (Predecessor) were $6.7 million and $8.3 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which has continued through March 2018.

Other Items.

Asset Impairments. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to active service are evaluated for impairment as part of their assigned active asset group and not individually.

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

As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017, the company significantly reduced the carrying values of it vessels and other assets.

The table below summarizes the number of vessels impaired, the amount of the impairment incurred and the combined fair value of the assets that incurred impairments.

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands, except number of vessels impaired)	2018	2017
Number of vessels impaired in the period (A)	13	28
Amount of impairment incurred	$6,186	64,857
Combined fair value of assets incurring impairment	$28,322	206,450

(A)	For the quarter ended March 31, 2018, there were 13 stacked vessels impaired, and for the quarter ended March 31, 2017, there were 25 stacked vessels and 3 active vessels impaired.

Insurance and Loss Reserves.  Insurance and loss reserves expenses in the quarters ended March 31, 2018 and 2017 reflect favorable developments in case-based reserves and experience-based, retrospective premium adjustments.

Gains on Asset Dispositions, Net. During the quarter ended March 31, 2018 (Successor), the company recognized net gains of $1.9 million related to the sale of vessels and other assets. Included in gain on asset dispositions, net for the quarter ended March 31, 2017 (Predecessor), is $5.8 million of amortized gains from sale leaseback transactions and $0.2 million of net gains from the sale of vessels and other assets.

Foreign Exchange Losses. During the quarter ended March 31, 2018 (Successor), the company recognized a foreign exchange loss of $0.3 million, and the company recognized a foreign currency gain of $0.7 million for the quarter ended March 31, 2017 (Predecessor). These foreign exchange gains and losses were primarily the result of the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

During the quarter ended March 31, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 214 to 1, or approximately 27%. As a result, the company recognized 49% of the total foreign exchange loss, or approximately $14.8 million, through equity in net earnings (losses) of unconsolidated companies.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the quality of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Stacked vessels reduce utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (eight vessels at March 31, 2018).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended March 31, 2018 and 2017:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2018	2017
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater (A)	$16,205	62,831
Towing-supply	6,846	14,738
Other	3,030	2,964
Total	$26,081	80,533
Middle East/Asia Pacific fleet:
Deepwater	$9,564	9,433
Towing-supply	8,824	17,245
Other	—	—
Total	$18,388	26,678
Europe/Mediterranean Sea fleet:
Deepwater	$9,020	9,853
Towing-supply	603	322
Other	—	(9)
Total	$9,623	10,166
West Africa fleet:
Deepwater	$13,938	13,179
Towing-supply	16,139	22,472
Other	3,325	3,877
Total	$33,402	39,528
Worldwide fleet:
Deepwater	$48,727	95,296
Towing-supply	32,412	54,777
Other	6,355	6,832
Total	$87,494	156,905
UTILIZATION:
Americas fleet:
Deepwater	42.2%	29.7
Towing-supply	35.7	41.8
Other	61.9	45.7
Total	42.7%	35.2
Middle East/Asia Pacific fleet:
Deepwater	54.4%	45.9
Towing-supply	40.0	54.2
Other	—	—
Total	44.9%	50.6
Europe/Mediterranean Sea fleet:
Deepwater	64.7%	61.0
Towing-supply	25.0	13.9
Other	—	—
Total	57.1%	47.9
West Africa fleet:
Deepwater	52.3%	48.0
Towing-supply	39.0	44.9
Other	36.6	32.7
Total	42.2%	41.2
Worldwide fleet:
Deepwater	52.2%	42.6
Towing-supply	38.3	46.9
Other	40.8	32.8
Total	44.4%	42.6

(A)   Included in Americas fleet deepwater revenue for the quarter ended March 31, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2018	2017
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater (A)	$16,626	57,311
Towing-supply	14,191	17,816
Other	9,061	9,015
Total	$14,558	35,756
Middle East/Asia Pacific fleet:
Deepwater	$10,122	9,927
Towing-supply	6,589	8,045
Other	—	—
Total	$8,051	8,623
Europe/Mediterranean Sea fleet:
Deepwater	$9,132	10,220
Towing-supply	6,695	6,513
Other	—	—
Total	$8,928	10,030
West Africa fleet:
Deepwater	$10,795	13,260
Towing-supply	13,245	14,171
Other	3,306	3,661
Total	$9,501	10,863
Worldwide fleet:
Deepwater	$11,606	23,797
Towing-supply	10,355	11,893
Other	4,742	4,922
Total	$10,093	15,693

(A)     Included in Americas fleet deepwater average day rates for the quarter ended March 31, 2017 is $39.1 million of revenue related to early cancellation of a long-term vessel charter contract. Americas fleet deepwater average day rates were increased by $35,709 as a result of the recognition of revenue related to the early cancellation of the vessel charter contract.

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended March 31, 2018 and 2017:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2018	2017
Americas fleet:
Deepwater	26	41
Towing-supply	15	22
Other	6	8
Total	47	71
Less stacked vessels	(20)	(34)
Active vessels	27	37
Middle East/Asia Pacific fleet:
Deepwater	19	23
Towing-supply	37	44
Other	—	1
Total	56	68
Less stacked vessels	(15)	(24)
Active vessels	41	44
Europe/Mediterranean Sea fleet:
Deepwater	17	18
Towing-supply	4	4
Other	—	2
Total	21	24
Less stacked vessels	(5)	(8)
Active vessels	16	16
West Africa fleet:
Deepwater	27	23
Towing-supply	35	39
Other	31	36
Total	93	98
Less stacked vessel	(39)	(46)
Active vessels	54	52
Worldwide fleet:
Deepwater	89	105
Towing-supply	91	109
Other	37	47
Total	217	261
Less stacked vessel	(79)	(112)
Active vessels	138	149

Total active	138	149
Total stacked	79	112
Total joint venture and other vessels	8	8
Total	225	269

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2018	2017
Leased Vessels Included in Vessel Counts Above:
Americas fleet:
Deepwater	—	8
Towing-supply	—	3
Total	—	11
Stacked vessels	—	(7)
Active vessels	—	4
Europe/Mediterranean Sea fleet:
Towing-supply	—	1
Total	—	1
Stacked vessels	—	—
Active vessels	—	1
West Africa fleet:
Towing-supply	—	4
Total	—	4
Stacked vessels	—	(1)
Active vessels	—	3
Worldwide fleet:
Deepwater	—	8
Towing-supply	—	8
Total	—	16
Stacked vessels	—	(8)
Active vessels	—	8

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

The company had 70 and 111 stacked vessels at March 31, 2018 and 2017, respectively.

The following is a summary of net properties and equipment at March 31, 2018 and December 31, 2017:

	Successor
	March 31,	December 31,
(In thousands)	2018	2017
Properties and equipment:
Vessels and related equipment	$836,666	850,268
Other properties and equipment	5,536	5,710
	842,202	855,978
Less accumulated depreciation and amortization	27,939	18,458
Net properties and equipment	$814,263	837,520

	March 31, 2018		December 31, 2017
	Number	Carrying	Number	Carrying
	Of Vessels	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	137	$629,366	138	$632,978
Stacked vessels	70	169,223	89	189,710
Marine equipment and other assets under construction (A)		10,774		9,501
Other property and equipment		4,900		5,331
Totals	207	$814,263	227	$837,520
(A)	At March 31, 2018 and December 31, 2017, $9.5 million and $9.3 million, respectively, of vessel construction costs are included in Corporate.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2018	2017
Number of vessels disposed by vessel type:
Deepwater vessels	10	1
Towing-supply vessels	7	1
Other	3	—
Total	20	2
Number of vessels disposed by segment:
Americas	8	—
Middle East/Asia Pacific	1	1
Europe/Mediterranean Sea	—	1
West Africa	11	—
Total	20	2

Vessel Commitments at March 31, 2018

The company has $4.2 million in unfunded capital commitments associated with one 5,400 deadweight ton (DWT) deepwater platform supply vessel (PSV) under construction at March 31, 2018. The total cost of the new-build vessel includes contract costs and other incidental costs.  We believe we have sufficient liquidity and financial capacity to fund this commitment.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters ended March 31, 2018 and 2017 consist of the following components:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Personnel	$14,801	16%	13,310	8%
Office and property	3,381	4%	4,030	3%
Sales and marketing	638	1%	685	<1%
Professional services	2,980	3%	20,192	13%
Other	1,765	2%	3,510	2%
Total	$23,565	26%	41,727	26%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters ended March 31, 2018 and 2017 were as follows:

	Successor		Predecessor
	Quarter Ended		Quarter Ended
	March 31, 2018		March 31, 2017
(In thousands)		%		%
Vessel operations	$16,867	72%	19,445	47%
Other operating activities	14	<1%	525	1%
Corporate	6,684	28%	21,757	52%
Total	$23,565	100%	41,727	100%

General and administrative expenses during the quarter ended March 31, 2018 were 44%, or $18.2 million, lower than the quarter ended March 31, 2017. Decreases to professional services costs are primarily the result of a decrease in restructuring-related professional service expenses. Such restructuring-related professional service expenses of $16.8 million were recognized in the quarter ended March 31, 2017. During the quarter ended March 31, 2018, the company did not incur additional restructuring-related professional service expenses.

Overall decreases to office and property and other general and administrative expenses are a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore oil services market and have included wage and headcount reductions, shore-based office consolidations and reductions in compensation. Increases to personnel costs of 11%, or $1.5 million, reflect adjustments to stock-based compensation recorded in the quarter ended March 31, 2017. Excluding stock based-compensation, personnel costs were 17%, or $2.4 million, lower in the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017.

Liquidity, Capital Resources and Other Matters

Availability of Cash

At March 31, 2018, we had $445.3 million in cash and cash equivalents (including $2.8 million of restricted cash), of which $127.1 million was held by foreign subsidiaries, the majority of which is available to the company without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to the company’s domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Indebtedness

The following is a summary of all debt outstanding at March 31, 2018 and 2017:

	March 31,	December 31,
(In thousands)	2018	2017
New secured notes:
8.00% New secured notes due August 2022 (A)	349,954	350,000
Troms Offshore borrowings (B):
NOK denominated notes due May 2024	14,669	14,054
NOK denominated notes due January 2026	26,303	25,965
USD denominated notes due January 2027	22,729	23,345
USD denominated notes due April 2027	25,463	25,463
	$439,118	438,827
Debt premiums and discounts, net	8,826	9,333
Less: Current portion of long-term debt	5,215	5,103
Total long-term debt	$442,729	443,057

(A)	As of March 31, 2018 and December 31, 2017 the fair value (Level 2) of the New Secured Notes was $358.7 million and $359.8 million, respectively.

(B)

The company pays principal and interest on these notes semi-annually. As of March 31, 2018 and December 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $89.2 million and $88.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of March 31, 2018 was 5.01%.

New Secured Notes Tender Offer

Pursuant to the New Secured Notes indenture dated July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, the company is required to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture, but which generally equates to 65% of the proceeds from Asset Sales, net of any commission paid) exceed $10 million (the “Asset Sale Threshold”). Since the issuance of the Notes, the company conducted certain Asset Sales and on December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24.70 million aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered in accordance with the terms and conditions of the Offer. Holders who timely and validly tendered their Notes received consideration of $1.00 per $1.00 principal amount of Notes, plus accrued and unpaid interest on those Notes up to, but excluding the settlement date, in accordance with the terms of the Offer.

The aggregate principal amount of tendered and accepted Notes was less than the Offer Amount. Cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender (or $24.65 million), is now available for use by the company in any manner not prohibited by the Indenture and is no longer shown as restricted cash on the balance sheet.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended March 31, 2018 and 2017 are as follows:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Interest and debt costs incurred, net of interest capitalized	$7,599	21,008
Interest costs capitalized	174	1,217
Total interest and debt costs	$7,773	22,225

Dividends

There were no dividends declared by the company during the quarter ended March 31, 2018.

Operating Activities

Net cash provided by (used in) operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by (used in) operating activities for the quarters ended March 31, 2018 and 2017 is as follows:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Net loss	$(39,029)	(86,972)
Depreciation and amortization	11,380	37,592
Amortization of deferred drydocking and survey costs	638	—
Amortization of debt premium and discounts	(443)	—
Provision for deferred income taxes	—	(2,200)
Gain on asset dispositions, net	(1,919)	(6,064)
Asset impairments	6,186	64,857
Changes in investments in, at equity, and advances to unconsolidated companies	15,713	(5,062)
Compensation expense - stock-based	2,956	(888)
Excess tax liability on stock option activity	—	4,927
Cash paid for deferred drydocking and survey costs	(8,860)	—
Changes in operating assets and liabilities	6,311	38,999
Changes in due to/from affiliate, net	1,083	24,961
Net cash provided by (used in) operating activities	$(5,984)	70,150

Net cash used in operations for the quarter ended March 31, 2018 was $6 million and reflects a net loss of $39 million, which includes non-cash asset impairments of $6.2 million, non-cash depreciation and amortization of $12 million, gain on asset dispositions, net of $1.9 million, stock-based compensation expense of $3 million and changes in investments in, at equity, and advances to unconsolidated companies of $15.7 million, which was primarily the result of the revaluation of Angolan kwanza-denominated balances on the company’s 49% owned Sonatide joint venture. Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, provided $7.4 million of net cash.

Net cash provided by operations for the quarter ended March 31, 2017 was $70.2 million and reflects a net loss of $87 million, which includes non-cash asset impairments of $64.9 million, non-cash depreciation and amortization of $37.6 million and gain on asset dispositions, net of $6.1 million. Changes in operating assets and liabilities provided $39 million of cash, largely as the result of a decrease in accounts receivables, in part, due to the receipt of a lump sum payment for the early termination of a vessel charter contract. The changes in due to/due from affiliate, net, provided $25 million of net cash primarily as the result of cash repatriations during the quarter.

Investing Activities

Net cash provided by investing activities for quarters ended March 31, 2018 and 2017, is as follows:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Proceeds from the sale of assets	$9,492	2,464
Additions to properties and equipment	(1,677)	(8,355)
Net cash provided by (used in) investing activities	$7,815	(5,891)

Net cash provided by investing activities for the quarter ended March 31, 2018 (Successor) was $7.8 million, reflecting the receipt of $9.5 million related to the disposal of 20 vessels, 16 of which were scrapped. Additions to properties and equipment were comprised of approximately $1.5 million in capitalized upgrades to existing vessels and equipment and $0.2 million for the construction of offshore support vessels.

Investing activities for the quarter ended March 31, 2017 (Predecessor) used $5.9 million of cash. Additions to properties and equipment were comprised of approximately $7.3 million for the construction of offshore support vessels, $1 million in capitalized upgrades to existing vessels and equipment and $0.1 million in other property and equipment purchases.  Partially offsetting these uses of cash were proceeds received from the sale of assets of $2.5 million.

Financing Activities

Net cash used in financing activities for the quarters ended March 31, 2018 and 2017, is as follows:

	Successor	Predecessor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
(In thousands)	2018	2017
Principal payment on long-term debt	$(1,471)	(2,732)
Payments to General Unsecured Creditors	(8,377)	—
Other	1	(4,927)
Net cash used in financing activities	$(9,847)	(7,659)

Financing activities for the quarter ended March 31, 2018 (Successor) used $9.8 million of cash, as a result of payments made to creditors pursuant to the Plan of $8.4 million, $1.4 million of scheduled semiannual principal payments on Troms offshore debt and the repurchase of $46,023 of New Secured Notes resulting from a recent tender offer. For more information on this tender offer, please refer to the “New Secured Notes Tender Offer” discussion within the “Indebtedness” section of Management’s Discussion and Analysis.

Financing activities for the quarter ended March 31, 2017 (Predecessor) used $7.7 million of cash, primarily due to the effect of deferred taxes related to stock options that expired during the quarter and $2.7 million of scheduled semiannual principal payments on Troms Offshore debt.

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the remaining vessel currently under construction. We anticipate that we will use available cash in order to fund the remaining $4.2 million due on this remaining vessel. Refer to the “Vessel Commitments at March 31, 2018” section of Management’s Discussion and Analysis for more information on the status of vessels currently under construction.

Brazilian Customs.

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 33 million Brazilian reais (approximately $10 million as of March 31, 2018). Other fines imposed at that same time by the Customs Office have been formally resolved in favor of the company. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement.

The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3 million Brazilian reais (approximately $0.9 million as of March 31, 2018). The company appealed this 3 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6 million Brazilian reais (approximately $1.8 million as of March 31, 2018) with the court. The 6 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. The remaining fines totaling 30 million Brazilian reais (approximately $9.1 million as of March 31, 2018) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad.

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. In connection with two of our amended filings, CBP assessed penalties, which the company paid after CBP granted mitigation and reduced the amount of each civil penalty.  The amount paid in civil penalties was not material.  It is possible that CBP may seek to impose further civil penalties or fines in connection with some or all of the other amended filings that could be material.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $56.7 million as of March 31, 2018 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process. The company has initiated a separate court action in Washington, D.C. using a different service of process method and expects to be successful in having the award recognized in the Washington, D.C. court. In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales. Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award presents significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

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

Application of Critical Accounting Policies and Estimates

Our Transition Report on Form 10-K for the nine month period ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Transition Report on Form 10-K for the nine month period ended December 31, 2017, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (2) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act'), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings. The final aggregate award is $56.7 million as of March 31, 2018 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process. The company has initiated a separate court action in Washington, D.C. using a different service of process method and expects to be successful in having the award recognized in the Washington, D.C. court. In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales. Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award presents significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Transition Report on Form 10-K for the nine month period ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018.

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

10.3

Creditor Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.4

Existing Equity Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

10.5+

Employment Agreement between Tidewater Inc. and John T. Rynd dated February 15, 2018 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on February 23, 2018, File No. 1-6311).

10.6+	Side Letter with John T. Rynd dated February 15, 2018 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on February 23, 2018, File No. 1-6311).

10.7+*	Incentive Agreement for the Grant of Time-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to John T. Rynd, effective March 5, 2018.

10.8+*	Incentive Agreement for the Grant of Performance-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to John T. Rynd, effective March 19, 2018.

10.9+*	Officer Form of Incentive Agreement for the Grant of Time-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan.

10.10+*	Tidewater Inc. Management Short-Term Incentive Plan for 2018 Plan Year.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 14, 2018	/s/ John T. Rynd
John T. Rynd
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: May 14, 2018	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2018	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)