Form 10-Q
period 2018-06-30
TIDEWATER INC
filed 2018-08-14
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

26,085,155 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 27, 2018.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	Successor
	June 30,	December 31,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$459,286	432,035
Restricted cash	5,213	21,300
Trade and other receivables, net	96,630	114,184
Due from affiliates	197,059	230,315
Marine operating supplies	28,930	28,220
Other current assets	10,213	19,130
Total current assets	797,331	845,184
Investments in, at equity, and advances to unconsolidated companies	1,335	29,216
Net properties and equipment	803,725	837,520
Deferred drydocking and survey costs	14,372	3,208
Other assets	26,779	31,052
Total assets	$1,643,542	1,746,180

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,561	38,497
Accrued expenses	49,312	54,806
Due to affiliates	62,353	99,448
Accrued property and liability losses	2,790	2,585
Current portion of long-term debt	6,290	5,103
Other current liabilities	17,815	19,693
Total current liabilities	169,121	220,132
Long-term debt	438,559	443,057
Accrued property and liability losses	2,651	2,471
Other liabilities	57,685	58,576

Commitments and Contingencies (Note 10)

Equity:
Successor Common stock of $0.001 par value, 125,000,000 shares authorized, 26,085,274 and 22,115,916 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	26	22
Additional paid-in capital	1,064,039	1,059,120
Retained deficit	(89,378)	(39,266)
Accumulated other comprehensive loss	(403)	(147)
Total stockholders’ equity	974,284	1,019,729
Noncontrolling interests	1,242	2,215
Total equity	975,526	1,021,944
Total liabilities and equity	$1,643,542	1,746,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Vessel revenues	$104,174	112,257	191,668	269,162
Other operating revenues	1,427	2,849	5,426	6,693
	105,601	115,106	197,094	275,855
Costs and expenses:
Vessel operating costs	68,012	83,773	129,376	164,618
Costs of other operating revenues	642	1,585	3,116	4,274
General and administrative	24,425	33,059	47,990	74,786
Vessel operating leases	—	5,542	—	13,985
Depreciation and amortization	12,785	36,287	24,802	73,879
Gain on asset dispositions, net	(1,338)	(3,189)	(3,257)	(9,253)
Asset impairments	1,215	163,423	7,401	228,280
	105,741	320,480	209,428	550,569
Operating loss	(140)	(205,374)	(12,334)	(274,714)
Other income (expenses):
Foreign exchange loss	(1,002)	(1,157)	(1,350)	(493)
Equity in net earnings (losses) of unconsolidated companies	390	4,517	(15,049)	7,358
Interest income and other, net	2,914	1,680	2,786	3,268
Reorganization items	—	(313,176)	—	(313,176)
Interest and other debt costs, net	(7,547)	(10,605)	(15,146)	(31,613)
	(5,245)	(318,741)	(28,759)	(334,656)
Loss before income taxes	(5,385)	(524,115)	(41,093)	(609,370)
Income tax expense	5,797	295	9,118	2,012
Net loss	$(11,182)	(524,410)	(50,211)	(611,382)
Less: Net income (loss) attributable to noncontrolling interests	(242)	24	(99)	7,907
Net loss attributable to Tidewater Inc.	$(10,940)	(524,434)	(50,112)	(619,289)
Basic loss per common share	$(0.44)	(11.13)	(2.09)	(13.15)
Diluted loss per common share	$(0.44)	(11.13)	(2.09)	(13.15)
Weighted average common shares outstanding	24,654,220	47,121,304	23,989,254	47,101,155
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	24,654,220	47,121,304	23,989,254	47,101,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(11,182)	(524,410)	(50,211)	(611,382)
Other comprehensive income:
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0, $0 and $61	43	86	(256)	(8)
Change in loss on derivative contract, net of tax of $0, $0, $0 and $823	—	—	—	1,317
Change in supplemental executive retirement plan liability, net of tax of $0, $0, $0 and ($927)	—	—	—	(1,721)
Change in pension plan minimum liability, net of tax of $0, $0, $0 and $215	—	—	—	399
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and ($2,046)	—	—	—	(3,799)
Total comprehensive loss	$(11,139)	(524,324)	(50,467)	(615,194)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities:
Net loss	$(50,211)	(611,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items	—	308,011
Depreciation and amortization	22,572	73,879
Amortization of deferred drydocking and survey costs	2,230	—
Amortization of debt premium and discounts	(900)	—
Provision for deferred income taxes	—	(7,743)
Gain on asset dispositions, net	(3,257)	(9,253)
Asset impairments	7,401	228,280
Changes in investments in, at equity, and advances to unconsolidated companies	27,881	(9,163)
Compensation expense - stock-based	6,139	(562)
Excess tax liability on stock option activity	—	4,927
Changes in assets and liabilities, net:
Trade and other receivables	(15,097)	57,701
Changes in due to/from related parties, net	19,869	22,983
Marine operating supplies	(711)	(922)
Other current assets	8,752	(22,668)
Accounts payable	1,709	(15,384)
Accrued expenses	(6,652)	17,870
Accrued property and liability losses	205	(816)
Other current liabilities	5,590	(1,216)
Other liabilities	11	3,135
Cash paid for deferred drydocking and survey costs	(13,394)	—
Other, net	4,846	9,110
Net cash provided by operating activities	16,983	46,787
Cash flows from investing activities:
Proceeds from sales of assets	12,968	3,072
Additions to properties and equipment	(5,775)	(9,982)
Proceeds related to novated vessel construction contract	—	5,272
Net cash provided by (used in) investing activities	7,193	(1,638)
Cash flows from financing activities:
Principal payment on long-term debt	(2,637)	(5,048)
Payments to General Unsecured Creditors	(8,377)	—
Other	(1,998)	(6,127)
Net cash used in financing activities	(13,012)	(11,175)
Net change in cash, cash equivalents and restricted cash	11,164	33,974
Cash, cash equivalents and restricted cash at beginning of period	453,335	649,804
Cash, cash equivalents and restricted cash at end of period	$464,499	683,778
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,134	8,651
Income taxes	$10,083	5,778
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$—	282

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Retained	comprehensive	controlling
	stock	capital	(deficit) earnings	loss	interest	Total
Balance at December 31, 2017 (Successor)	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(50,112)	(256)	(99)	(50,467)
Issuance of common stock	4	(2)	—	—	—	2
Amortization of restricted stock units	—	6,047	—	—	—	6,047
Acquisition of noncontrolling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at June 30, 2018 (Successor)	$26	1,064,039	(89,378)	(403)	1,242	975,526

Balance at December 31, 2016 (Predecessor)	$4,707	171,018	1,570,027	(6,446)	8,258	1,747,564
Total comprehensive loss	—	—	(619,289)	(3,812)	7,907	(615,194)
Stock option activity	—	562	—	—	—	562
Cancellation of restricted stock awards	—	—	157	—	—	157
Amortization/cancellation of restricted stock units	5	(6,064)	—	—	—	(6,059)
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at June 30, 2017 (Predecessor)	$4,712	165,516	950,895	(10,258)	14,965	1,125,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Tidewater Inc. (the company) Transition Report on Form 10-K for the nine month period ended December 31, 2017, filed with the SEC on March 15, 2018.

The unaudited condensed consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary. Unless otherwise specified, all per share information included in this document is on a diluted earnings per share basis.

Reorganization and Fresh Start Accounting

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of the company and its Affiliated Debtors (the “Plan”). Upon the company's emergence from Chapter 11 bankruptcy, the company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852, which requires the company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the company’s consolidated financial statements and resulted in the company becoming a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance requires lessees to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. In July 2018, the FASB finalized the targeted improvements to ASU 2016-02, which provided for an optional transition method whereby entities may prospectively adopt the ASU with cumulative catch-up upon adoption and provided lessors with a practical expedient that would allow lessors to account for the combined lease and non-lease components under ASU 2014-09 when the non-lease component is the predominant element of the combined component. The new guidance will be effective for the company in January 2019. Upon adoption of the new lease accounting standard the company will record right of use assets and corresponding lease liabilities that are not expected to be material to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue standard was effective for the company in January 2018 and was adopted using the modified retrospective approach. The company adopted this standard on January 1, 2018, and did not adjust the beginning accumulated deficit. The necessary changes to the company’s business processes, systems and controls to support recognition and disclosure of this ASU upon adoption on January 1, 2018, have been implemented. Prior to the adoption of this ASU, the company recognized mobilization fees as revenue in the period earned. Customer reimbursed vessel modifications were not reflected in the statement of earnings.  Refer to Note (3) for further details.

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

Customers also occasionally reimburse the company for modifications to vessels in order to meet contractual requirements. These vessel modifications are not considered to be a separate performance obligation of the vessel’s charter; thus, the company records a liability for lump-sum payments made by customers for vessel modification and recognizes it as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter.

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

Prior to the adoption of ASU 2014-09, the company recognized mobilization fees as revenue in the period earned and customer reimbursed vessel modifications were not reflected in earnings.

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

The following table discloses the amount of revenue by segment and in total for the worldwide fleet, for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2018	2017	2018	2017
Vessel revenues:
Americas	$32,601	31,887	58,682	112,420
Middle East/Asia Pacific	22,406	27,766	40,794	54,444
Europe/Mediterranean Sea	13,357	11,031	22,980	21,197
West Africa	35,810	41,573	69,212	81,101
	104,174	112,257	191,668	269,162

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. At June 30, 2018, the company had $0.1 million of deferred mobilization costs included within other current assets and $1.2 million of contract liabilities/deferred revenue included within other current liabilities.

The table below summarizes the revenue expected to be recognized in future quarters related to unsatisfied performance obligations as of June 30, 2018:

	Successor
	For the quarter period ended
(In thousands)	September 30, 2018	December 31, 2018	Total
Contract liabilities/deferred revenue	$692	552	1,244

The impact of adopting the new revenue recognition guidance on the unaudited condensed consolidated balance sheets, statement of earnings (loss) and statement of cash flows as of and for the six months ended June 30, 2018 was immaterial.

(4)	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters and six month periods ended June 30, 2018 and 2017 are as follows:

	For the quarter ended June 30, 2018 (Successor)					For the six months ended June 30, 2018 (Successor)
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	3/31/18	in OCI	net income	OCI	6/30/18	12/31/17	in OCI	net income	OCI	6/30/18
Available for sale securities	(43)	—	43	43	—	256	(660)	404	(256)	—
Pension/Post- retirement benefits	(403)	—	—	—	(403)	(403)	—	—	—	(403)
Total	(446)	—	43	43	(403)	(147)	(660)	404	(256)	(403)

	For the quarter ended June 30, 2017 (Predecessor)					For the six months ended June 30, 2017 (Predecessor)
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	3/31/17	in OCI	net income	OCI	6/30/17	12/31/16	in OCI	net income	OCI	6/30/17
Available for sale securities	(95)	6	80	86	(9)	(1)	(209)	201	(8)	(9)
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post- retirement benefits	(438)	—	—	—	(438)	4,683	(5,121)	—	(5,121)	(438)
Interest rate swap	—	—	—	—	—	(1,317)	—	1,317	1,317	—
Total	(10,344)	6	80	86	(10,258)	(6,446)	(5,330)	1,518	(3,812)	(10,258)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,	Affected line item in the condensed
(In thousands)	2018	2017	2018	2017	consolidated statements of income
Realized gains on available for sale securities	$43	80	404	405	Interest income and other, net
Interest rate swap	—	—	—	2,140	Interest and other debt costs
Total pre-tax amounts	43	80	404	2,545
Tax effect	—	—	—	1,027
Total gains for the period, net of tax	$43	80	404	1,518

(5)	INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction, use of the discrete method would continue to be proper for the period ended June 30, 2018.

Income tax expense for the quarter ended June 30, 2018, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The company’s balance sheet at June 30, 2018, reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

June 30,
(In thousands)	2018
Tax liabilities for uncertain tax positions	$19,626
Income tax payable	$8,995
Income tax receivable	$7,814

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at June 30, 2018, are as follows:

June 30,
(In thousands)	2018
Unrecognized tax benefit related to state tax issues	$12,425
Interest receivable on unrecognized tax benefit related to state tax issues	$58

As of December 31, 2017, the company’s balance sheet reflected approximately $43.2 million of net deferred tax assets with a valuation allowance of $43.2 million. For the quarter ended June 30, 2018, the company has net deferred tax assets of approximately $47.7 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $47.7 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. As of June 30, 2018, the company has not completed its accounting for the tax effects of enactment of the Tax Act. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the accounting and reporting of the Tax Act. SAB 118 allows companies to take a reasonable period, which should not extend beyond one year from enactment of the Tax Act, to measure and recognize the effects of the new tax law. For various reasons discussed further below, we have not yet completed the accounting for the income tax effects of certain elements of the Tax Act. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as discussed below:

Reduction of US federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent effective January 1, 2018. Therefore, the company made a reasonable estimate of the effects on existing deferred tax balances as of December 31, 2017. While we were able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of the one-time transition tax. During the six month period ended June 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.

One Time Transition Tax: The deemed repatriation transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries.  We were able to make a reasonable estimate of the one-time transition tax and recognized a provisional deemed dividend inclusion at December 31, 2017. During the six month period ended June 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.

Global Intangible Low-taxed Income (“GILTI”): The company continues to evaluate the impacts of the newly enacted GILTI provisions which subject the company’s foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, the company has not elected an accounting policy for GILTI at this time. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both acceptable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the company will make an appropriate accounting method election. For the six month period ended June 30, 2018, we were able to make a reasonable estimate of GILTI and do not expect that it will have a material impact on our 2018 financial statements.

Base Erosion Anti-abuse Tax (“BEAT”): The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018. For the six month period ended June 30, 2018, we are in the process of analyzing the impact of BEAT and have provisionally concluded that we are below the required thresholds defined in the Tax Act. Therefore, we do not expect BEAT to have a material impact on our 2018 financial statements.

Foreign-Derived Intangible Income (“FDII”): The FDII provisions in the Tax Act provide tax incentives to US companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income. For the six month period ended June 30, 2018, we are in the process of analyzing the impact of FDII and have provisionally concluded FDII will be inapplicable in 2018 due to our net operating loss position.  Therefore, we do not expect FDII to have a material impact on our 2018 financial statements.

Executive Compensation: The Tax Act expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility under Section 162(m) and repealed the exclusion for performance-based compensation. For the six month period ended June 30, 2018, we were able to make a reasonable estimate of the impact of the executive compensation changes and do not expect those changes to have a material impact on our 2018 financial statements.

Interest Expense Limitation: The Tax Act limits the deduction for net interest expense that exceeds 30% of the adjusted taxable income for the year under IRC Section 163(j). For the six month period ended June 30, 2018, we were able to make a reasonable estimate of the interest expense limitation and have included the resulting limitation of approximately $7.5 million before consideration of the valuation allowance in the financial statements. We recorded this adjustment as of June 30, 2018; however, because of the offsetting adjustment to our valuation allowance we estimate no impact to 2018 net income as a result of this provision.

(6)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the quarters and six months ended June 30, 2018 and 2017, and currently is evaluating whether to contribute to the pension plan during the remaining quarters of calendar year 2018.

Supplemental Executive Retirement Plan

The company maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. During the quarter and six month periods ended June 30, 2018, the company contributed $0.04 million and $0.3 million, respectively, and did not contribute during the quarter and six month periods ended June 30, 2017, to the supplemental plan. The company expects to contribute $0.7 million to the supplemental plan during the remaining quarters of 2018.

The Rabbi Trust assets, which were invested in a variety of marketable securities (but not the company’s stock), were recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss) until the investments were sold in the March 2018 quarter. Investments consisting of money market funds held in a Rabbi Trust at June 30, 2018 and December 31, 2017, are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2018 and December 31, 2017:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Investments held in Rabbi Trust at fair value	$45	8,908
Unrealized gains in fair value of trust assets	—	256
Obligations under the supplemental plan	23,797	32,508

The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities’ on the consolidated balance sheet.

Jeffrey M. Platt retired from his position as the company’s President and Chief Executive Officer and resigned as a member of the company’s board of directors (the “Board”), effective October 15, 2017. As a result of Mr. Platt’s retirement, he received in May 2018 an $8.9 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss of approximately $0.3 million was recorded during the quarter ended June 30, 2018. During the six months period ended June 30, 2018 the company elected to sell its investments held in the rabbi trust in order to preserve the value of such investments and to fund the payment due to the former CEO.

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2018	2017	2018	2017
Pension Benefits:
Service cost	$41	294	71	713
Interest cost	882	984	1,784	1,975
Expected return on plan assets	(482)	(518)	(964)	(1,119)
Administrative expenses	2	2	3	24
Payroll tax of net pension costs	—	—	—	56
Amortization of net actuarial losses	—	—	—	32
Recognized actuarial loss	—	561	—	1,008
Settlement loss recognized	335	—	335	—
Net periodic pension cost	$778	1,323	1,229	2,689
Other Benefits:
Service cost	$15	17	30	38
Interest cost	29	48	58	99
Amortization of prior service cost	(75)	(695)	(150)	(1,783)
Recognized actuarial benefit	11	(252)	22	(535)
Net periodic postretirement benefit	$(20)	(882)	(40)	(2,181)

The company also has a defined benefit pension plan that covers certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. The company contributed 1.9 million NOK (approximately $0.2 million) during the quarter and six months ended June 30, 2018, and 3.0 million NOK (approximately $0.4 million) during the quarter and six months ended June 30, 2017, to the Norwegian defined benefit pension plan. The company currently does not expect to contribute to the Norwegian pension plan during the remaining quarters of calendar year 2018. The preceding net periodic benefit cost table includes the Norwegian pension plan.

(7)INDEBTEDNESS

The following is a summary of all debt outstanding at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(In thousands)	2018	2017
New secured notes:
8.00% New secured notes due August 2022 (A)	349,954	350,000
Troms Offshore borrowings (B):
NOK denominated notes due May 2024	13,595	14,054
NOK denominated notes due January 2026	25,315	25,965
USD denominated notes due January 2027	22,729	23,345
USD denominated notes due April 2027	24,810	25,463
	$436,403	438,827
Debt premiums and discounts, net	8,446	9,333
Less: Current portion of long-term debt	6,290	5,103
Total long-term debt	$438,559	443,057

(A)	As of June 30, 2018 and December 31, 2017, the fair value (Level 2) of the New Secured Notes was $361.5 million and $359.8 million, respectively.

(B)

The company pays principal and interest on these notes semi-annually.  As of June 30, 2018 and December 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $86.4 million and $88.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of June 30, 2018, was 5.00%.

New Secured Notes Tender Offer

Pursuant to the New Secured Notes indenture dated July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, the company is required to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture, but which generally equates to 65% of the proceeds from Asset Sales, net of any commission paid) exceed $10.0 million (the “Asset Sale Threshold”). Since the issuance of the Notes, the company executed certain Asset Sales and on December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24.7 million aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered in accordance with the terms and conditions of the Offer.

Because the aggregate principal amount of tendered and accepted Notes was less than the Offer Amount, cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender   became available for use by the company in any manner not prohibited by the Indenture and is no longer shown as restricted cash on the balance sheet. The $5.2 million restricted cash on the balance sheet at June 30, 2018, represents additional proceeds from Asset Sales since the date of the February 2018 tender offer and is, therefore, restricted by the terms of the Indenture.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized, for the quarters and six month periods ended June 30, 2018 and 2017.

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2018	2017	2018	2017
Interest and debt costs incurred, net of interest capitalized	$7,547	10,605	$15,146	31,613
Interest costs capitalized	194	601	368	1,818
Total interest and debt costs	$7,741	11,206	$15,514	33,431

(8)	LOSS PER SHARE

The components of basic and diluted loss per share for the quarters and six month periods ended June 30, 2018 and 2017 are as follows:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Net loss available to common shareholders	$(10,940)	(524,434)	(50,112)	(619,289)
Weighted average outstanding shares of common stock, basic (A)	24,654,220	47,121,304	23,989,254	47,101,155
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—	—
Weighted average shares of common stock and equivalents	24,654,220	47,121,304	23,989,254	47,101,155

Loss per share, basic (B)	$(0.44)	(11.13)	(2.09)	(13.15)
Loss per share, diluted (C)	$(0.44)	(11.13)	(2.09)	(13.15)
Additional information:
Incremental "in-the-money" options, warrants and restricted stock awards and units at the end of the period (D)	4,521,727	183	5,454,218	183

(A)	Common shares and new creditor warrants and the sum of common shares and New Creditor Warrants outstanding at June 30, 2018, were 26,085,274, 3,924,441 and 30,009,715, respectively.

(B)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.

(C)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.

(D)	For the six months ended June 30, 2018, the company also had 5,062,089 shares of “out-of- the-money” warrants outstanding at the end of the period.

(9)	RELATED PARTY BALANCES

The company maintained the following balances with related parties as of June 30, 2018 and December 31, 2017:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Due from related parties:
Sonatide (Angola)	$152,826	230,315
DTDW (Nigeria)	44,233	33,353

Due to related parties:
Sonatide (Angola)	$46,742	99,448
DTDW (Nigeria)	15,611	9,645

Due from related parties, net of due to related parties	$134,706	154,575

Included in due from related parties balances are customer receivables expected to be remitted to the company through joint ventures, receivables related to operating expenses paid by the company on behalf of joint ventures and cash received by joint ventures from customers and due to the company.  Included in the due to related parties balances are commissions payable by the company to the related parties  and payables related to local expenses paid by the related parties on behalf of the company. For more information regarding amounts due to and from Sonatide please refer to Note (10). Amounts due from and due to DTDW (Nigeria) of $33.4 million and $9.6 million, respectively, are included in trade and other receivables, net, and accounts payable line items at December 31, 2017.

(10)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The company has $2.3 million in unfunded capital commitments associated with one 5,400 deadweight ton (DWT) deepwater platform supply vessel (PSV) under construction at June 30, 2018. The total cost of the new-build vessel includes contract costs and other incidental costs. The company took delivery of this vessel on July 31, 2018.

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

Amounts due from Sonatide (Due from affiliates in the consolidated balance sheets) at June 30, 2018 and December 31, 2017 of approximately $153 million and $230 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $25 million of the balance at June 30, 2018 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $67 million of cash held by Sonatide, of which the equivalent of $43 million is denominated in Angolan kwanzas, pending conversion into U.S. dollars and subsequent expatriation. In addition, the company owes Sonatide the aggregate sum of approximately $47 million, including $30 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

For the six months ended June 30, 2018, the company collected (primarily through Sonatide) approximately $51 million from its Angolan operations. Of the $51 million collected, approximately $47 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $4 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the respective due from affiliates and due to affiliates balances by approximately $55 million during the six months ended June 30, 2018 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliates in the consolidated balance sheets) at June 30, 2018 and December 31, 2017 of approximately $47 million and $99 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the six month period ended June, 2018, the company’s Angolan operations generated vessel revenues of approximately $29 million, or 15%, of its consolidated vessel revenue, from an average of approximately 38 company-owned vessels that are marketed through the Sonatide joint venture (17 of which were stacked on average during the six months ended June 30, 2018).  For the six months ended June 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $53 million, or 20%, of consolidated vessel revenue, from an average of approximately 53 company-owned vessels (23 of which were stacked on average during the six months ended June 30, 2017).

In addition to vessels that Sonatide charters from the company, Sonatide owns seven vessels (five of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of June 30, 2018 and December 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was $0 and approximately $27 million, respectively. During the six months ended June 30, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 250 to 1, or approximately 49%. As a result, the company recognized 49% of the total foreign exchange loss, or approximately $20.6 million through equity in net earnings (losses) of unconsolidated companies.

Also during the quarter ended June 30, 2018, the company received a dividend from Sonatide of $12.3 million which reduced the carrying value of the company’s investment in Sonatide to zero.  Approximately $4.9 million of dividends received in excess of the investment balance was recognized in earnings during the quarter ended June 30, 2018.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola since June 30, 2017 has resulted in a net 8 vessels transferred out of Angola. Company-owned vessels operating in Angola decreased by 47 vessels, from June 30, 2014 to June 30, 2018 (from 84 vessels to 37 vessels).  Company-owned active vessels decreased in the same period by 58 vessels (from 80 vessels to 22 vessels).

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 33.0 million Brazilian reais (approximately $8.5 million as of June 30, 2018). Other fines imposed at that same time by the Customs Office have been formally resolved in favor of the company. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement.

The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3.0 million Brazilian reais (approximately $0.8 million as of June 30, 2018). The company appealed this 3.0 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6.0 million Brazilian reais (approximately $1.5 million as of June 30, 2018) with the court. The 6.0 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. The remaining fines totaling 30.0 million Brazilian reais (approximately $7.7 million as of June 30, 2018) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. In connection with three of our amended filings, CBP assessed penalties, which the company paid after CBP granted mitigation and reduced the amount of each civil penalty.  The amount paid in civil penalties was not material.  It is possible that CBP may seek to impose further civil penalties or fines in connection with some or all of the other amended filings that could be material.

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

For more information regarding the reduction in the company’s investment balance as a result of currency devaluation, please refer to the section of Note (10) entitled Sonatide Joint Venture.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $56.9 million as of June 30, 2018 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

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

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of June 30, 2018 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents	$45	—	—	—	45
Total fair value of plan assets	$45	—	—	—	45

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of December 31, 2017 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,295	5,295	—	—	—
Debt securities	3,368	851	841	—	1,676
Cash and cash equivalents	246	27	170	—	49
Total	$8,909	6,173	1,011	—	1,725
Other pending transactions	(1)	(1)	—	—	—
Total fair value of plan assets	$8,908	6,172	1,011	—	1,725

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2018 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$423,131	423,131	—	—
Total fair value of assets	$423,131	423,131	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2017 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$399,322	399,322	—	—
Total fair value of assets	$399,322	399,322	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (14).

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

A summary of other current assets at June 30, 2018 and December 31, 2017 is as follows:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Deposits	$2,151	1,780
Investments held in rabbi trust (A)	45	8,908
Prepaid expenses	8,017	8,442
	$10,213	19,130

(A)

The company converted substantially all investments held in the rabbi trust to cash to fund a lump sum benefit to the former CEO in May 2018. Refer to Note (6) for more information regarding this payment.

A summary of net properties and equipment at June 30, 2018 and December 31, 2017 is as follows:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Properties and equipment:
Vessels and related equipment	$836,773	850,268
Other properties and equipment	5,481	5,710
	842,254	855,978
Less accumulated depreciation and amortization	38,529	18,458
Net properties and equipment	$803,725	837,520

A summary of other assets at June 30, 2018 and December 31, 2017 is as follows:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Recoverable insurance losses	$2,585	2,405
Investments held for supplemental savings plan accounts	5,274	6,583
Long-term deposits	13,763	16,217
Other	5,157	5,847
	$26,779	31,052

A summary of accrued expenses at June 30, 2018 and December 31, 2017 is as follows:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Payroll and related payables (B)	$9,004	17,344
Commissions payable (C)	2,488	1,898
Accrued vessel expenses	28,701	27,222
Accrued interest expense	5,958	6,036
Other accrued expenses	3,161	2,306
	$49,312	54,806

(B)	The balance at December 31, 2017 includes $8.9 million payable to the former CEO, which was paid in May 2018.

(C)	Excludes $30.2 million and $36.4 million of commissions due to Sonatide at June 30, 2018 and December 31, 2017,

respectively. These amounts are included in amounts due to affiliates.

A summary of other current liabilities at June 30, 2018 and December 31, 2017 is as follows:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Taxes payable	$15,988	10,326
Amounts payable to holders of General Unsecured Claims	—	8,474
Other	1,827	893
	$17,815	19,693

A summary of other liabilities at June 30, 2018 and December 31, 2017 is as follows:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Postretirement benefits liability	$2,420	2,642
Pension liabilities	36,526	36,614
Deferred supplemental savings plan liability	5,277	6,592
Other	13,462	12,728
	$57,685	58,576

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

During the quarter ended March 31, 2018, the company’s Africa/Europe segment was split as a result of management realignment such that the company’s operations in Europe and Mediterranean Sea regions and the company’s West African regions are now separately reported segments. As such, the company now discloses these new segments as Europe/Mediterranean Sea and West Africa, respectively. The company’s Americas and Middle East/Asia Pacific segments are not affected by this change. This new segment alignment is consistent with how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Prior year amounts have been recast to conform to the new segment alignment.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters and six month periods ended June 30, 2018 and 2017. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to brokered vessels and other miscellaneous marine-related businesses.

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2018	2017	2018	2017
Revenues:
Vessel revenues:
Americas	$32,601	31,887	58,682	112,420
Middle East/Asia Pacific	22,406	27,766	40,794	54,444
Europe/Mediterranean Sea	13,357	11,031	22,980	21,197
West Africa	35,810	41,573	69,212	81,101
	104,174	112,257	191,668	269,162
Other operating revenues (A)	1,427	2,849	5,426	6,693
	$105,601	115,106	197,094	275,855
Vessel operating profit (loss):
Americas	$5,681	(15,699)	10,592	14,919
Middle East/Asia Pacific	625	(1,316)	(1,628)	(7,480)
Europe/Mediterranean Sea	(1,142)	(10,163)	(4,696)	(17,265)
West Africa	1,705	(2,774)	(48)	(8,127)
	6,869	(29,952)	4,220	(17,953)
Other operating profit (loss)	778	55	2,284	(170)
	7,647	(29,897)	6,504	(18,123)

Corporate general and administrative expenses	(7,810)	(14,702)	(14,494)	(36,459)
Corporate depreciation	(100)	(541)	(200)	(1,105)
Corporate expenses	(7,910)	(15,243)	(14,694)	(37,564)

Gain on asset dispositions, net	1,338	3,189	3,257	9,253
Asset impairments (B)	(1,215)	(163,423)	(7,401)	(228,280)
Operating loss	$(140)	(205,374)	(12,334)	(274,714)
Foreign exchange loss	(1,002)	(1,157)	(1,350)	(493)
Equity in net earnings (losses) of unconsolidated companies	390	4,517	(15,049)	7,358
Interest income and other, net	2,914	1,680	2,786	3,268
Reorganization items	—	(313,176)	—	(313,176)
Interest and other debt costs, net	(7,547)	(10,605)	(15,146)	(31,613)
Loss before income taxes	$(5,385)	(524,115)	(41,093)	(609,370)
Depreciation and amortization:
Americas	$3,530	10,748	6,843	22,045
Middle East/Asia Pacific	2,844	7,746	5,613	16,245
Europe/Mediterranean Sea	2,239	6,803	4,043	13,364
West Africa	4,067	9,595	8,093	19,411
	12,680	34,892	24,592	71,065
Other	5	854	10	1,709
Corporate	100	541	200	1,105
	$12,785	36,287	24,802	73,879
Additions to properties and equipment:
Americas	$1,230	27	2,267	27
Middle East/Asia Pacific	1,073	648	1,496	1,673
Europe/Mediterranean Sea	135	—	135	—
West Africa	—	274	1	368
	2,438	949	3,899	2,068
Other	—	—	—	—
Corporate (C)	1,659	678	1,876	7,632
	$4,097	1,627	5,775	9,700

(A)

Included in other operating revenues for the quarter and six months ended June 30, 2017, were $0.5 million and $0.8 million, respectively, of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

(B)	Refer to Note (14) for additional information regarding asset impairment.

(C)	Included in Corporate are additions to properties and equipment relating to a vessel under construction which has not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(In thousands)	2018	2017
Total assets (A):
Americas (B)	$310,121	164,958
Middle East/Asia Pacific	215,105	48,268
Europe/Mediterranean Sea	167,695	171,157
West Africa (C)	486,333	864,299
	1,179,254	1,248,682
Other	363	2,443
	1,179,617	1,251,125
Investments in, at equity, and advances to unconsolidated companies	1,335	29,216
	1,180,953	1,280,341
Corporate (D)	462,589	465,839
	$1,643,542	1,746,180

(A)	The company’s segment level assets as of June 30, 2018, reflect the elimination of certain intersegment balances.

(B)	Americas segment assets include cash held by non-corporate subsidiaries of $94.6 million and 95.1 million, as of June 30, 2018 and December 31, 2017, respectively.

(C)	West Africa segment assets include due from related parties of $197.1 million and $263.7 million as of June 30, 2018 and December 31, 2017, respectively.

(D)

Corporate includes cash (including restricted cash) of $353.2 million and $336.4 million as of June 30, 2018 and December 31. 2017, respectively. Also included in Corporate is a vessel under construction which has not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessel is assigned to a non-corporate reporting segment or the date it is delivered. At June 30, 2018 and December 31, 2017, $11.2 million and $9.3 million, respectively, of vessel construction costs are included in Corporate.

The following table compares revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and six month periods ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor):

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Vessel revenue by vessel class (In thousands)		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue
Americas fleet:
Deepwater	$22,661	22%	17,313	15%	$38,866	20%	80,144	30%
Towing-supply	7,560	7%	11,274	10%	14,406	8%	26,012	10%
Other	2,380	2%	3,300	3%	5,410	3%	6,264	2%
Total	$32,601	31%	31,887	28%	$58,682	31%	112,420	42%
Middle East/Asia Pacific fleet:
Deepwater	$9,603	9%	10,701	10%	$19,167	10%	20,134	7%
Towing-supply	12,783	12%	17,065	15%	21,607	11%	34,310	13%
Other	20	<1%	—	—	20	<1%	—	—
Total	$22,406	21%	27,766	25%	$40,794	21%	54,444	20%
Europe/Mediterranean Sea fleet:
Deepwater	$12,596	12%	8,237	8%	$21,616	11%	18,090	7%
Towing-supply	761	1%	2,794	2%	1,364	1%	3,116	1%
Other	—	—	—	—	—	—	(9)	(<1%)
Total	$13,357	13%	11,031	10%	$22,980	12%	21,197	8%
West Africa fleet:
Deepwater	$14,314	14%	13,921	12%	$28,252	15%	27,100	10%
Towing-supply	17,321	17%	24,225	22%	33,460	17%	46,697	17%
Other	4,175	4%	3,427	3%	7,500	4%	7,304	3%
Total	$35,810	35%	41,573	37%	$69,212	36%	81,101	30%
Worldwide fleet:
Deepwater	$59,174	57%	50,172	45%	$107,901	56%	145,468	54%
Towing-supply	38,425	37%	55,358	49%	70,837	37%	110,135	41%
Other	6,575	6%	6,727	6%	12,930	7%	13,559	5%
Total	$104,174	100%	112,257	100%	$191,668	100%	269,162	100%

(14)	ASSET IMPAIRMENTS

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

The below table summarizes the number of vessels impaired and the amount of the impairment incurred during the quarters and six month periods ended June 30, 2018 and 2017.

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except number of vessels impaired)	2018	2017	2018	2017
Number of vessels impaired in the period (A)	2	77	15	89
Amount of impairment incurred	$1,215	163,423	7,401	228,280

(A)

For the quarter and six months periods ended June 30, 2018, there were 2 and 15 stacked vessels impaired, respectively. For the quarter ended June 30, 2017, there were 72 stacked vessels and 5 active vessels impaired, respectively and for the six month period ended June 30, 2017 there were 83 stacked vessels and 6 active vessels impaired, respectively.

(15)	SUBSEQUENT EVENT

On July 15, 2018, the company and GulfMark Offshore, Inc. (“GulfMark”) entered into a definitive merger agreement to combine the two companies. Under the terms of the agreement, GulfMark stockholders will receive 1.1 shares of company common stock for each share of GulfMark common stock.  Each GulfMark noteholder warrant will be automatically converted into the right to receive 1.1 company shares, subject to Jones Act restrictions on maximum ownership of shares by non-U.S. citizens.  The company will assume GulfMark's obligations under existing GulfMark equity warrants. Upon completion of the proposed merger, the company’s and GulfMark’s stockholders will own approximately 74 percent and 26 percent, respectively, of the combined company.

The proposed merger is expected to close in the fourth quarter of 2018, subject to regulatory and other customary closing conditions, including approval from the stockholders of the company and GulfMark. If the merger agreement is terminated under certain circumstances, the company may be obligated to pay GulfMark a termination fee of $35.0 million, and GulfMark may be obligated to pay the company a termination fee of $13.0 million.

On August 6, 2018, GulfMark issued a press release confirming receipt of a non-binding, unsolicited proposal from HGIM Corp. (“Harvey Gulf”) to combine the companies through a merger in which GulfMark would acquire Harvey Gulf, with the combined company remaining publicly listed and GulfMark stockholders owning 41.2% of the combined company.  According to GulfMark, its Board of Directors, with the assistance of outside financial and legal advisors, will review the Harvey Gulf unsolicited proposal.  In that same press release, the GulfMark Board of Directors confirmed its belief that, at the time of the release, the Tidewater merger is in the best interests of GulfMark's stockholders and continues to recommend that GulfMark stockholders adopt the merger agreement at the special meeting of GulfMark stockholders to be scheduled for this fall.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q and include, without limitation, the ability of the company to complete the proposed transaction with GulfMark Offshore, Inc. (the “proposed merger”) on the anticipated terms and timetable, if at all; the ability to obtain shareholder and government approval of the proposed merger; the ability to satisfy various other conditions to the closing of the transaction; the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected; disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; the possibility of litigation (related to the proposed merger); the diversion of management’s time from day-to-day operations by the proposed merger; the difficulty attracting, motivating and retaining executives and other employees with the proposed merger pending; restrictions on the conduct of business pursuant to the merger agreement; incurrence of substantial transaction-related costs; new accounting policies and our consolidation activities; volatility in worldwide energy demand and oil and gas prices, and continuing depressed levels of oil and gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

About Tidewater

The company’s vessels and associated vessel services provide support for all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked. At June 30, 2018, we owned or chartered 204 vessels (excluding eight joint venture vessels, but including 66 stacked vessels) available to serve the global energy industry.

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

Recent Developments

On July 15, 2018, the company and GulfMark Offshore, Inc. (“GulfMark”) entered into a definitive merger agreement to combine the two companies. Under the terms of the agreement, GulfMark stockholders will receive 1.1 shares of company common stock for each share of GulfMark common stock.  Each GulfMark noteholder warrant will be automatically converted into the right to receive 1.1 company shares, subject to Jones Act restrictions on maximum ownership of shares by non-U.S. citizens.  The company will assume GulfMark's obligations under existing GulfMark equity warrants. Upon completion of the proposed merger, the company’s and GulfMark’s stockholders will own approximately 74 percent and 26 percent, respectively, of the combined company.

The proposed merger is expected to close in the fourth quarter of 2018, subject to regulatory and other customary closing conditions, including approval from the stockholders of the company and GulfMark. If the merger agreement is terminated under certain circumstances, the company may be obligated to pay GulfMark a termination fee of $35.0 million and GulfMark may be obligated to pay the company a termination fee of $13.0 million.

On August 6, 2018, GulfMark issued a press release confirming receipt of a non-binding, unsolicited proposal from HGIM Corp. (“Harvey Gulf”) to combine the companies through a merger in which GulfMark would acquire Harvey Gulf, with the combined company remaining publicly listed and GulfMark stockholders owning 41.2% of the combined company.  According to GulfMark, its Board of Directors, with the assistance of outside financial and legal advisors, will review the Harvey Gulf unsolicited proposal.  In that same press release, the GulfMark Board of Directors confirmed its belief that, at the time of the release, the Tidewater merger is in the best interests of GulfMark's stockholders and continues to recommend that GulfMark stockholders adopt the merger agreement at the special meeting of GulfMark stockholders to be scheduled for this fall.

Reorganization and Fresh Start Accounting

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the company through July 31, 2017.

On July 31, 2017, the company and certain of its subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing its financial reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of the company and its Affiliated Debtors (the “Plan”). Upon the company's emergence from Chapter 11 bankruptcy, the company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852, which requires the company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in the company’s consolidated financial statements and resulted in the company becoming a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

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

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. The company also incurs vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs and other miscellaneous costs. Brokers’

commissions are incurred primarily in the company’s non-United States operations where brokers often assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates, and accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, the amortization of previously deferred mobilization costs, temporary vessel importation fees and any fines or penalties.

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

Amounts due from Sonatide (Due from affiliates in the consolidated balance sheets) at June 30, 2018 and December 31, 2017 of approximately $153 million and $230 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $25 million of the balance at June 30, 2018 represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $67 million of cash held by Sonatide, of which the equivalent of $43 million is denominated in Angolan kwanzas, pending conversion into U.S. dollars and subsequent expatriation. In addition, the company owes Sonatide the aggregate sum of approximately $47 million, including $30 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

For the six months ended June 30, 2018, the company collected (primarily through Sonatide) approximately $51 million from its Angolan operations. Of the $51 million collected, approximately $47 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of $4 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the respective due from affiliates and due to affiliates balances by approximately $55 million during the six months ended June 30, 2018 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliates in the consolidated balance sheets) at June 30, 2018 and December 31, 2017 of approximately $47 million and $99 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanzas continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the six month period ended June 30, 2018, the company’s Angolan operations generated vessel revenues of approximately $29 million, or 15%, of its consolidated vessel revenue, from an average of approximately 38 company-owned vessels that are marketed through the Sonatide joint venture (17 of which were stacked on average during the six months ended June 30, 2018).  For the six months ended June 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $53 million, or 20%, of consolidated vessel revenue, from an average of approximately 53 company-owned vessels (23 of which were stacked on average during the six months ended June 30, 2017).

In addition to vessels that Sonatide charters from the company, Sonatide owns seven vessels (five of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of June 30, 2018 and December 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was $0 and approximately $27 million, respectively. During the six months ended June 30, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 250 to 1, or approximately 49%. As a result, the company recognized 49% of the total foreign exchange loss, or approximately $20.6 million through equity in net earnings (losses) of unconsolidated companies.

Also during the quarter ended June 30, 2018, the company received a dividend from Sonatide of $12.3 million which reduced the carrying value of the company’s investment in Sonatide to zero.  Approximately $4.9 million of dividends received in excess of the investment balance was recognized in earnings during the quarter ended June 30, 2018.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola since June 30, 2017 has resulted in a net 8 vessels transferred out of Angola. Company-owned vessels operating in Angola decreased by 47 vessels, from June 30, 2014 to June 30, 2018 (from 84 vessels to 37 vessels).  Company-owned active vessels decreased in the same period by 58 vessels (from 80 vessels to 22 vessels).

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

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for offshore oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand, estimates of current and future oil and natural gas production, the relative cost of exploring, developing and producing onshore and offshore oil and natural gas, and our customers’ ability to access exploitable oil and natural gas resources. Current and future estimated prices of crude oil and natural gas are critical factors in our customers’ investment and spending decisions, including their decisions to contract drilling rigs and offshore support vessels in support of offshore exploration, field development and production activities in the various global geographic markets.

After a significant decrease in the price of oil during calendar years 2014 and 2015 largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, generally increased during the calendar years 2016 and 2017. Our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which at the end of June 2018 was trading around $74 per barrel for West Texas Intermediate (WTI) crude and $75 per barrel for Intercontinental Exchange (ICE) Brent crude, up from $50 and $52 per barrel for WTI and ICE Brent, respectively, at the end of December 2017. Several analysts expect that oil production will continue to rise (led by North America) and that this should balance the market, if not create a supply surplus over the near to immediate term. A supply surplus would likely exert downward pressure on the recently improved market prices for crude oil.

A recovery in onshore exploration, development and production activity and spending, and in North American onshore activity and spending in particular as noted above, is underway and is expected to continue if oil and gas prices remain at current levels or continue to rise. However, a recovery in offshore activity and spending, much of which takes place in the international markets, is expected to lag increases in onshore exploration, development and production activity and spending. These same analysts also expect that any material improvements in offshore exploration and development activity would likely not occur until calendar year 2019 or calendar year 2020, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Markit reports, as there are indications that exploration and production companies will remain conservative with their offshore-related capital expenditures in the near future.

The production of unconventional gas resources in North America and the commissioning of a number of Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Some analysts have noted that natural gas is being produced at historically high levels while consumption, at least in the United States, has waned somewhat in 2017 primarily as a result of less demand by the electric power sector. At the end of June 2018, natural gas was trading in the U.S. at approximately $3.00 per Mcf, which was comparable to natural gas prices reported by the U.S. Energy Information Administration at the end of December 2017. Generally, high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to onshore and non-deepwater offshore exploration and development. As a result, lower and volatile crude oil prices and a relatively greater emphasis on onshore exploration, development and production activity and spending have caused, and may continue to cause, many of our customers and potential customers to reevaluate and further reduce their future capital expenditures in regards to offshore projects, in general, and deepwater projects, in particular.

Data published by IHS-Markit in June of 2018 estimate that the worldwide movable offshore drilling rig count is 850 rigs, of which approximately 435 offshore rigs were working in June of 2018, a slight increase over the approximate 430 working rigs in June of 2017, and a decrease of approximately 9%, or 45 working rigs, from the number of working rigs in June of 2016. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore (rather than the total population of moveable offshore drilling rigs or the pricing for contract drilling services) is a more reliable indicator of overall offshore activity levels and the demand for offshore support vessel services.

According to IHS-Markit, of the estimated 850 movable offshore rigs worldwide, approximately 30%, or approximately 255 rigs, are designed to operate in deeper waters. Of the approximately 435 working offshore rigs at the end of June 2018, approximately 120 rigs, or 28%, are designed to operate in deeper waters. Utilization of deepwater rigs at the end of June 2018 was approximately 47% (120 working deepwater rigs divided by 255 total deepwater rigs). At the end of June 2018, the approximate 120 working deepwater rigs was comparable to the approximate number of working deepwater rigs at the end of June 2017 and down 20%, or approximately 30 working deepwater rigs, from the number of working deepwater rigs at the end of June 2016. IHS-Markit also estimates that approximately 29% of the approximate 140 total offshore rigs currently under construction, or approximately 40 rigs, are being built to operate in deeper waters, suggesting that new build deepwater rigs represent approximately 33% of the approximately 120 deepwater rigs working at the end of June 2018. There is uncertainty as to whether the deepwater rigs currently under construction will increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced offshore exploration and development spending.

Also, according to IHS-Markit, of the estimated 850 movable offshore rigs worldwide, approximately 61%, or approximately 515 rigs, are jack-up rigs. Of the approximately 435 working offshore rigs, approximately 290 rigs, or 67%, are jack-up rigs. As of the end of June 2018, the number of working jack-up rigs was nominally higher than the number of jack-up rigs that were working at the end of June 2017, suggesting that worldwide shallow-water exploration and production activity has at least stabilized during the last twelve months, despite a slight decrease of approximately 3%, or 10 working rigs, from the number of working rigs at the end of June 2016. Utilization of jack-up rigs at the end of June 2018 was approximately 56% (290 working jack-up rigs divided by 515 total jack-up rigs). The construction backlog for new jack-up rigs at the end of June 2018 (90 rigs) has been reduced from the jack-up construction backlog at the end of June 2017 by approximately 10 rigs. Nearly all of the jack-up rigs currently under construction are scheduled for delivery in the next 24 months, although the timing of such deliveries as scheduled remains uncertain given the generally depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 90 new build jack-up rigs represent 31% of the approximately 290 jack-up rigs working at the end of June 2018, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

The floating production unit market is also a current source of demand for offshore support vessels and also has potential to grow as a source of additional demand for offshore support vessels. Approximately 52 new floating production units are under construction, most of which are scheduled to be delivered over the next eighteen months. If delivered, these new units will supplement the approximately 375 floating production units currently operating worldwide, which is slightly higher than the number of floating production units working in June 2017 and approximately 9% higher than the number of floating production units working in June 2016. While the recent market trend in working floating production units currently appears to be a net positive for the offshore support vessel market, the risk of cancellation of some new build contracts or the stacking of currently operating floating production units remains.

In June 2018, the worldwide fleet of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,520 vessels which includes approximately 550 vessels, or approximately 16%, that are at least 25 years old and exceeding original expectations of their estimated economic lives. An additional 445 vessels, or 13% of the worldwide fleet, are at least 15 years old, but less than 25 years old. Older offshore support vessels, whether such vessels are at least 25 years old or at least 15 years old, could potentially be removed from the market if the cost of extending such vessels’ lives is not economical, especially in light of recent market conditions.

Also, according to IHS-Markit, there are approximately 240 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (215 vessels), on order or planned at the end of June 2018. The majority of the vessels under construction are scheduled to be delivered within the next 12 to 24 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore exploration and development activity, in addition to the substantial oversupply that still exists. Further increases in worldwide vessel capacity, due to either newbuild deliveries, or stacked vessel reactivations, would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

Excluding the 550 vessels that are at least 25 years old from the overall population, the number of offshore support vessels under construction (215 vessels) represents approximately 7% of the remaining worldwide fleet of approximately 2,970 offshore support vessels. Excluding the 995 vessels that are at least 15 years old from the overall population, the number of offshore support vessels under construction (215 vessels) represents approximately 9% of the remaining worldwide fleet of approximately 2,525 offshore support vessels.

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

The company believes that a material improvement in vessel utilization and vessel pricing will require a combination of increased vessel demand and a reduction in vessel supply, including the retirement of a majority of the vessels that are older than 15 years. Absent a significant and unexpected increase in vessel demand, we believe that low vessel utilization and average day rates will likely persist across the offshore support vessel industry, at least in the near to intermediate term, due to the current overcapacity in the worldwide offshore support vessel fleet. It is also possible that overcapacity and excess financial leverage will lead to industry consolidation and/or business failures within the global offshore support vessel industry.

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

The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation and amortization expense, vessel operating leases and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel revenues:
Americas (A)	$32,601	31%	31,887	28%	58,682	31%	112,420	42%
Middle East/Asia Pacific	22,406	21%	27,766	25%	40,794	21%	54,444	20%
Europe/Mediterranean Sea	13,357	13%	11,031	10%	22,980	12%	21,197	8%
West Africa	35,810	35%	41,573	37%	69,212	36%	81,101	30%
Total vessel revenues	$104,174	100%	112,257	100%	191,668	100%	269,162	100%
Vessel operating costs:
Crew costs	$36,368	35%	42,210	38%	70,592	37%	84,039	31%
Repair and maintenance	7,978	8%	13,844	12%	15,682	8%	30,918	11%
Insurance and loss reserves	2,191	2%	3,124	3%	1,120	2%	1,357	1%
Fuel, lube and supplies	8,181	8%	9,428	8%	17,193	9%	18,707	7%
Other	13,294	13%	15,167	14%	24,789	13%	29,597	11%
Total vessel operating costs	$68,012	65%	83,773	75%	129,376	69%	164,618	61%

(A)	Included in Americas vessel revenue for the six months ended June 30, 2017 is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

The following table compares other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2018	2017	2018	2017
Other operating revenues	$1,427	2,849	5,426	6,693
Costs of other operating revenues	642	1,585	3,116	4,274

The following table presents vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel operating costs:
Americas:
Crew costs	$11,158	34%	14,457	45%	20,251	34%	30,218	27%
Repair and maintenance	1,529	5%	3,841	12%	3,259	6%	6,727	6%
Insurance and loss reserves	1,031	3%	933	3%	480	1%	414	1%
Fuel, lube and supplies	1,792	5%	3,394	11%	3,410	6%	7,290	6%
Other	2,790	9%	4,655	15%	3,196	5%	8,210	7%
	18,300	56%	27,280	86%	30,596	52%	52,859	47%
Middle East/Asia Pacific:
Crew costs	$8,596	38%	9,795	35%	16,704	41%	19,290	35%
Repair and maintenance	1,594	7%	2,675	10%	3,057	7%	8,981	17%
Insurance and loss reserves	383	2%	681	2%	233	1%	(51)	(<1%)
Fuel, lube and supplies	2,221	10%	1,539	6%	4,560	11%	4,082	8%
Other	2,578	12%	2,908	10%	5,320	13%	6,259	11%
	15,372	69%	17,598	63%	29,874	73%	38,561	71%
Europe/Mediterranean Sea:
Crew costs	$5,777	43%	5,593	51%	10,768	47%	10,520	50%
Repair and maintenance	1,983	15%	3,227	29%	3,561	15%	4,488	21%
Insurance and loss reserves	247	2%	426	4%	357	2%	652	3%
Fuel, lube and supplies	1,136	8%	1,393	13%	2,946	13%	2,494	12%
Other	1,459	11%	1,835	16%	3,065	13%	3,229	15%
	10,602	79%	12,474	113%	20,697	90%	21,383	101%
West Africa:
Crew costs	$10,837	30%	12,365	30%	22,869	33%	24,011	30%
Repair and maintenance	2,872	8%	4,101	10%	5,805	9%	10,722	13%
Insurance and loss reserves	530	1%	1,084	3%	50	<1%	342	<1%
Fuel, lube and supplies	3,032	9%	3,102	7%	6,277	9%	4,841	6%
Other	6,467	18%	5,769	14%	13,208	19%	11,899	15%
	23,738	66%	26,421	64%	48,209	70%	51,815	64%
Total vessel operating costs	$68,012	65%	83,773	75%	129,376	68%	164,618	61%

The following table presents vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel operations general and administrative expenses:
Americas	$5,090	16%	5,771	18%	10,651	18%	12,183	11%
Middle East/Asia Pacific	3,565	16%	3,738	13%	6,935	17%	7,118	13%
Europe/Mediterranean Sea	1,658	12%	1,196	11%	2,936	13%	2,562	12%
West Africa	6,300	18%	7,297	18%	12,958	19%	15,584	19%
Total vessel operations general and administrative expenses	$16,613	16%	18,002	16%	33,480	17%	37,447	14%

The following table presents vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel operating leases (A):
Americas	$—	—	3,787	12%	—	—	10,414	9%
Middle East/Asia Pacific	—	—	—	—	—	—	—	—
Europe/Mediterranean Sea	—	—	721	7%	—	—	1,153	5%
West Africa	—	—	1,034	2%	—	—	2,418	3%
Total vessel operating leases	$—	—	5,542	5%	—	—	13,985	5%

(A)	As part of the Plan of reorganization, we rejected all vessel lease agreements during the quarter ended June 30, 2017.

The following table presents vessel depreciation expense by the company’s geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total vessel depreciation expense and the related total vessel depreciation expense as a percentage of total vessel revenues for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel depreciation expense (A):
Americas	$3,530	11%	10,748	34%	6,843	12%	22,045	20%
Middle East/Asia Pacific	2,844	13%	7,746	28%	5,613	14%	16,245	30%
Europe/Mediterranean Sea	2,239	17%	6,803	62%	4,043	18%	13,364	63%
West Africa	4,067	11%	9,595	23%	8,093	12%	19,411	24%
Total vessel depreciation expense	$12,680	12%	34,892	31%	24,592	13%	71,065	26%

(A)	As a result of the application of fresh-start accounting upon emergence from bankruptcy, we significantly reduced the carrying value of properties and equipment.

The following table compares other operating revenues and costs related to the company’s ROV and related subsea services operations, brokered vessels and other miscellaneous marine-related activities for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Other operating revenues (A)	$1,427	100%	2,849	100%	5,426	100%	6,693	100%
Costs of other operating revenues	(642)	(45%)	(1,585)	(56%)	(3,116)	(57%)	(4,274)	(64%)
General and administrative expenses - other operating activities	(2)	(<1%)	(355)	(12%)	(16)	(<1%)	(880)	(13%)
Depreciation and amortization - other operating activities	(5)	(<1%)	(854)	(30%)	(10)	(<1%)	(1,709)	(26%)
Total other operating profit (loss)	$778	55%	55	2%	2,284	43%	(170)	(3%)

(A)

Included in other operating revenues for the quarter and six months ended June 30, 2017, were $0.5 million and $0.8 million, respectively, of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

The following table compares operating loss and other components of loss before income taxes and its related percentage of total revenue for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel operating profit (loss):
Americas (A)	$5,681	5%	(15,699)	(14%)	10,592	5%	14,919	5%
Middle East/Asia Pacific	625	1%	(1,316)	(1%)	(1,628)	(1%)	(7,480)	(3%)
Europe/Mediterranean Sea	(1,142)	(1%)	(10,163)	(9%)	(4,696)	(2%)	(17,265)	(6%)
West Africa	1,705	2%	(2,774)	(2%)	(48)	<1%	(8,127)	(3%)
	6,869	7%	(29,952)	(26%)	4,220	2%	(17,953)	(7%)
Other operating profit (loss)	778	1%	55	<1%	2,284	1%	(170)	(<1%)
	7,647	7%	(29,897)	(26%)	6,504	2%	(18,123)	(7%)

Corporate general and administrative expenses (B)	(7,810)	(7%)	(14,702)	(13%)	(14,494)	(7%)	(36,459)	(13%)
Corporate depreciation	(100)	(<1%)	(541)	(<1%)	(200)	(<1%)	(1,105)	(<1%)
Corporate expenses	(7,910)	(7%)	(15,243)	(13%)	(14,694)	(7%)	(37,564)	(13%)

Gain on asset dispositions, net	1,338	1%	3,189	3%	3,257	2%	9,253	3%
Asset impairments	(1,215)	(1%)	(163,423)	(142%)	(7,401)	(4%)	(228,280)	(83%)
Operating loss	$(140)	(<1%)	(205,374)	(178%)	(12,334)	(6%)	(274,714)	(100%)
Foreign exchange loss	(1,002)	(1%)	(1,157)	(1%)	(1,350)	(1%)	(493)	(<1%)
Equity in net earnings (losses) of unconsolidated companies	390	<1%	4,517	4%	(15,049)	(8%)	7,358	3%
Interest income and other, net	2,914	3%	1,680	1%	2,786	2%	3,268	1%
Reorganization items	—	—	(313,176)	(272%)	—	—	(313,176)	(114%)
Interest and other debt costs, net	(7,547)	(7%)	(10,605)	(9%)	(15,146)	(8%)	(31,613)	(11%)
Loss before income taxes	$(5,385)	(5%)	(524,115)	(455%)	(41,093)	(21%)	(609,370)	(221%)

(A)	Included in Americas vessel operating profit for the six month period ended June 30, 2017, is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

(B)

Included in corporate general and administrative expenses for the quarter and six month periods ended June 30, 2017, are restructuring-related professional services costs of $6.7 million and $23.4 million, respectively. Included in corporate general and administrative expenses for the quarter and six month periods ended June 30, 2018, are professional services costs related the proposed combination with GulfMark of $1.5 million.

During the first six months of 2018, we continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment and reduced E&P spending (and reduced offshore spending in particular). Key elements of our response to these conditions during the first six months of 2018 included sustaining our offshore support vessel fleet and its global operating footprint while maintaining adequate liquidity to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At June 30, 2018, the company had 204 owned or chartered vessels (excluding joint-venture vessels) in its fleet with an average age of 9.4 years. The average age of the company’s 138 active vessels at June 30, 2018 is 8.7 years.

Three Months Ended June 30, 2018 and 2017

Consolidated Results. Revenues earned for the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) were $105.6 million and $115.1 million, respectively. Revenues have generally decreased as compared to the periods of the prior year primarily as a result of the prolonged industry downturn which has led to the operation of a smaller active vessel fleet as demand for offshore supply vessel services has decreased.

As a result of lower demand for our vessels as compared to the quarter ended June 30, 2017, we have reduced vessel operating costs and especially crew, fuel, lube and supplies and other vessel costs. Such operating costs for the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) were $68.0 million and $83.8 million, respectively. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Such costs were expensed in the period incurred under the accounting policy of the Predecessor.

Depreciation expense for the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) was $12.8 million and $36.3 million, respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment. In addition, the company has scrapped or otherwise disposed of 39 vessels since June 30, 2017.

General and administrative expenses for the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) were $24.4 million and $33.1 million, respectively, or down $8.7 million, or 26%, in the comparable periods. General and administrative expenses have decreased during the quarter  ended June 30, 2018 as compared to the comparable period of the prior year primarily as a result of lower restructuring-related professional services expenses and the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore services market. Included in general and administrative expenses for the quarter ended June 30, 2017 (Predecessor) were $6.7 million of restructuring-related professional services expenses. The company did not incur any such restructuring-related professional services expenses during the quarter ended June 30, 2018 (Successor), but did incur professional services costs related to the proposed combination with GulfMark of $1.5 million. Note also that general and administrative expenses for the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) included stock-based compensation of $3.2 million and $0.3 million, respectively.

We recorded $1.2 million and $163.4 million of asset impairments during the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor), respectively, primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017 the company adopted fresh-start accounting and significantly reduced the carrying values of its vessels and other long-lived assets.

Interest and other debt expenses for the quarter ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) were $7.5 million and $10.6 million, respectively. Interest and other debt costs for the six months ended June 30, 2018 reflects our post-restructuring capital structure which includes debt of $444.8 million at June 30, 2018.

The company’s outstanding receivable from Sonatide related to our work in Angola was reduced by approximately $55 million to approximately $153 million during the quarter ended June 30, 2018 (Successor). The company’s outstanding payable to Sonatide (including commissions payable) decreased by approximately $31 million to approximately $47 million during the same period. Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars, has successfully initiated some conversion of kwanzas into dollars and has also successfully reduced the due from affiliates and due to affiliates balances via agreed netting transactions between the company and Sonatide. Somewhat mitigating the generally positive trend in the Sonatide-related due from/due to balance was a $3.4 million increase during the quarter ended June 30, 2018 in the net amount due from our Nigeria joint venture, DTDW. For additional disclosure regarding the Sonatide Joint Venture, refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Americas Segment Operations. Vessel revenues in the Americas segment increased 2%, or $0.7 million, during the quarter ended June 30, 2018 (Successor), as compared to the quarter ended June 30, 2017 (Predecessor), primarily due to increased revenue from deepwater vessels of 31%, or $5.3 million, during the same comparative periods. The increase in revenue from deepwater vessels is, in part, a result of vessels working on new contracts in Canada. Offsetting this increase in revenue was a decrease in revenue related to towing-supply vessels during the comparative periods. The decrease in revenue from towing-supply vessels is generally a result of a decrease in average day rates and fewer vessels working in the region.

Americas segment operating profit for the quarter ended June 30, 2018 (Successor) was $5.7 million and operating loss for the quarter ended June 30, 2017 (Predecessor) was $15.7 million.

Vessel operating costs for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were $18.3 million and $27.3 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the quarter ended June 30, 2017 (Predecessor) primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the quarter ended June 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the quarter ended June 30, 2017 (Predecessor) were $3.8 million.

Depreciation expense for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) was $3.5 million and $10.7 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) was $5.1 million and $5.8 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which has continued through June 2018.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment decreased 19%, or $5.4 million, during the quarter ended June 30, 2018 (Successor), as compared to the quarter ended June 30, 2017 (Predecessor), primarily as a result of a decrease in revenue from towing-supply vessels due to lower average day rates and fewer vessels working in the region, partially the result of more vessels commencing drydockings during the quarter ended June 30, 2018.

Operating profit for the Middle East/Asia Pacific segment for the quarter ended June 30, 2018 (Successor) was $0.7 million and operating loss for the quarter ended June 30, 2017 (Predecessor) was $1.3 million.

Vessel operating costs for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were $15.4 million and $17.6 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the quarter ended June 30, 2017 (Predecessor) primarily due to a reduction in crew costs and repair and maintenance costs, reflecting the decline in operating activity in the segment in the current year and the Successor company’s accounting policy in regards to planned major maintenance activities. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

Depreciation expense for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) was $2.8 million and $7.7 million, respectively. Depreciation expense has decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were comparable.

Europe/Mediterranean Sea Segment Operations. Vessel revenues in the Europe/Mediterranean Sea segment increased 21%, or $2.3 million, during the quarter ended June 30, 2018 (Successor), as compared to the quarter ended June 30, 2017 (Predecessor), primarily as a result of an increase in revenue from deepwater vessels due to seasonally higher utilization (especially in our North Sea operations) and an increase in the number of deepwater vessels operating in the Mediterranean Sea. This increase was partially offset by a decrease in revenue from towing-supply vessels as a result of fewer towing supply vessels working in the Mediterranean Sea which have generally been replaced by additional deepwater vessels working in the Mediterranean Sea.

Operating loss for the Europe/Mediterranean Sea segment was $1.1 million and $10.2 million for the quarters ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor), respectively.

Vessel operating costs for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were $10.6 million and $12.5 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the quarter ended June 30, 2017 (Predecessor) primarily due to decreased repair and maintenance costs. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the quarter ended June 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the quarter ended June 30, 2017 (Predecessor) were $0.7 million.

Depreciation expense for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) was $2.2 million and $6.8 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were comparable.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 14%, or $5.8 million, during the quarter ended June 30, 2018 (Successor), as compared to the quarter ended June 30, 2017 (Predecessor), primarily as a result of a decrease in revenue from towing supply vessels of 29%, or $6.9 million, largely due to lower average day rates as a result of the continuing effects of the industry-wide downturn.

Operating profit for the West Africa segment for the quarter ended June 30, 2018 (Successor) was $1.7 million, and operating loss for the quarter ended June 30, 2017 (Predecessor) was $2.8 million.

Vessel operating costs for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were $23.2 million and $26.4 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the quarter ended June 30, 2017 (Predecessor) primarily due to a reduction in crew costs and repair and maintenance costs, reflecting the decline in operating activity in the segment in the current year and the Successor company’s accounting policy in regards to planned major maintenance activities. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the quarter ended June 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the quarter ended June 30, 2017 (Predecessor) were $1.0 million.

Depreciation expense for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) was $4.1 million and $9.6 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the quarter ended June 30, 2018 (Successor) and quarter ended June 30, 2017 (Predecessor) were $6.3 million and $7.3 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of continuing cost reduction initiatives, which include headcount reductions and office consolidations.

Six Months Ended June 30, 2018 and 2017

Consolidated Results. Revenues earned for the six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) were $197.1 million and $275.9 million, respectively. Revenues have generally decreased as compared to the periods of the prior year primarily as a result of the prolonged industry downturn. Since June 30, 2017, the number of active vessels and the worldwide average vessel day rates have decreased. Additionally, revenues for the six months ended June 30, 2017 included a $39.1 million early termination fee related to the early cancellation of a long-term vessel charter contract.

We have responded to reductions in revenue by reducing vessel operating costs. Such operating costs for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor) were $129.4 million and $164.6 million, respectively. While a portion of these costs related to lower levels of vessel operations, subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Such costs were expensed in the period incurred under the accounting policy of the Predecessor.

Depreciation expense for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor) was $24.8 million and $73.9 million, respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment. In addition, the company has scrapped or disposed of 42 vessels since June 30, 2017.

General and administrative expenses for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor) were $48.0 million and $74.8 million, respectively, or down $26.8 million, or 36%, in the comparable periods. General and administrative expenses have decreased during the six months ended June 30, 2018 as compared to the comparable period of the prior year primarily as a result of lower restructuring-related professional services expenses and the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore services market. Included in general and administrative expenses for the six months ended June 30, 2017 (Predecessor) were $23.4 million of restructuring-related professional services expenses. The company did not incur any such restructuring-related professional services expenses during the six months ended June 30, 2018 (Successor), but did incur professional services costs related to the proposed combination with GulfMark of $1.5 million.  Note also that general and administrative expenses for the six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) included stock-based compensation of $6.1 million and $(0.6) million, respectively.

We recorded $7.4 million and $228.3 million of asset impairments during the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor), respectively, primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017, the company adopted fresh-start accounting and significantly reduced the carrying values of its vessels and other long-lived assets.

Interest and other debt expenses for the six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) were $15.1 million and $31.6 million, respectively. Interest and other debt costs for the six months ended June 30, 2018 reflects our post-restructuring capital structure, which includes debt of $444.8 million at June 30, 2018.

The company’s outstanding receivable from Sonatide for work in Angola was reduced by approximately $77 million to approximately $153 million during the six months ended June 30, 2018 (Successor). The company’s outstanding payable to Sonatide (including commissions payable) decreased by approximately $53 million to approximately $47 million during the same period. Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars, has successfully initiated some conversion of kwanzas into dollars and has also successfully reduced the due from affiliates and due to affiliates balances via agreed netting transactions between the company and Sonatide. For additional disclosure regarding the Sonatide Joint Venture, refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 48%, or $53.7 million, during the six months ended June 30, 2018 (Successor), as compared to the six months ended June 30, 2017 (Predecessor), primarily due to a $39.1 million early termination fee related to the early cancellation of a long-term vessel charter contract included in the six months ended June 30, 2017. Deepwater revenues during the six months ended June 30, 2018 (Successor) were approximately $41.3 million less than the six months ended June 30, 2017, primarily as the result of the recognition of the early termination fee and lower average dayrates for deepwater vessels working in the region, especially in the U.S. Gulf of Mexico. Revenues from towing-supply vessels decreased 45%, or $11.6 million, during the same comparative periods. The decrease in revenue from towing-supply vessels is primarily the result of decreased demand for towing supply vessels especially in Brazil.

At December 31, 2017, we had 27 stacked Americas-based vessels. During the first six months of 2018, we stacked two additional vessels and disposed of eight vessels, resulting in a total of 21 stacked Americas-based vessels, or approximately 45% of the Americas-based fleet, as of June 30, 2018.

Operating profit for the Americas segment was $10.6 million for the six months ended June 30, 2018 (Successor) and $14.9 million for the six months ended June 30, 2017 (Predecessor).

Vessel operating costs for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were $30.6 million and $52.9 million, respectively. Overall vessel operating costs have decreased for the six months ended June 30, 2018 (Successor) as compared to the six months ended June 30, 2017 (Predecessor) primarily due to the reduction in crew costs, other vessel costs, and supplies, fuel and lube reflecting the decline in operating activity in the segment in the current year. Repairs and maintenance expense has decreased, in part, as the result of a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized, which the company adopted subsequent to July 31, 2017, and in connection with the application of fresh start accounting.

There were no vessel operating lease costs in the six months ended June 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the six months ended June 30, 2017 (Predecessor) were $10.4 million.

Depreciation expense for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) was $6.8 million and $22.0 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were $10.7 million and $12.2 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives, including headcount reductions.

Middle East/Asia Pacific Segment Operations. Vessel revenues in the Middle East/Asia Pacific segment decreased 25%, or $13.6 million, during the six months ended June 30, 2018 (Successor), as compared to the six months ended June 30, 2017 (Predecessor), primarily as a result of a decrease in revenue from towing-supply vessels due to decreased average day rates, decreased utilization and fewer vessels working in the region.

At December 31, 2017, we had 16 stacked Middle East/Asia Pacific-based vessels. During the first six months of 2018, we returned two previously stacked vessels to service and disposed of two vessels, resulting in a total of 12 stacked Middle East/Asia Pacific-based vessels, or approximately 23% of the Middle East/Asia Pacific-based fleet, as of June 30, 2018.

Operating loss for the Middle East/Asia Pacific segment for the six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) was $1.6 million and $7.5 million, respectively.

Vessel operating costs for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were $29.9 million and $38.6 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the six months ended June 30, 2017 (Predecessor) primarily due to a reduction in crew costs and repair and maintenance costs, reflecting the decline in operating activity in the segment in the current year and the Successor company’s accounting policy in regards to planned major maintenance activities. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

Depreciation expense for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) was $5.6 million and $16.2 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were comparable.

Europe/Mediterranean Sea Segment Operations. Vessel revenues in the Europe/Mediterranean Sea segment increased 8%, or $1.8 million, during the six months ended June 30, 2018 (Successor), as compared to the six months ended June 30, 2017 (Predecessor), primarily as a result of an increase in revenue from deepwater vessels due to increased utilization especially in our Norway and North Sea operations and an increase in the number of deepwater vessels operating in the Mediterranean Sea. This increase was partially offset by a decrease in revenue from towing-supply vessels, as a result of fewer towing supply vessels working in the Mediterranean Sea which have generally been replaced by additional deepwater vessels working in the Mediterranean Sea.

At December 31, 2017, we had six stacked Europe/Mediterranean Sea -based vessels. During the first six months of 2018, we returned three previously stacked vessels to work resulting in a total of three stacked Europe/Mediterranean Sea-based vessels, or approximately 14% of the Europe/Mediterranean Sea-based fleet, as of June 30, 2018.

Operating loss for the Europe/Mediterranean Sea segment for the six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) was $4.7 million and $17.3 million, respectively.

Vessel operating costs for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were $20.7 million and $21.4 million, respectively. The modest decrease in vessel operating costs in the current period as compared to the six months ended June 30, 2017 (Predecessor) is primarily due to decreased repair and maintenance costs. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the six months ended June 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the six months ended June 30, 2017 (Predecessor) were $1.2 million.

Depreciation expense for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) was $4.0 million and $13.4 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were comparable.

West Africa Segment Operations. Vessel revenues in the West Africa segment decreased 15%, or $11.9 million, during the six months ended June 30, 2018 (Successor), as compared to the six months ended June 30, 2017 (Predecessor), primarily as a result of a decrease in revenue from towing supply vessels due to decreased average day rates, as a result of the continuing effects of the industry-wide downturn.

At December 31, 2017, we had 40 stacked West Africa-based vessels. During the first six months of 2018, we stacked four additional vessels, disposed of 13 vessels and returned one previously stacked vessel to work, resulting in a total of 30 stacked West Africa-based vessels, or approximately 36% of the West Africa-based fleet, as of June 30, 2018.

Operating loss for the West Africa segment was less than $0.1 million for the six months ended June 30, 2018 (Successor), and operating loss was $8.1 million for the six months ended June 30, 2017 (Predecessor).

Vessel operating costs for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were $48.2 million and $51.8 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the six months ended June 30, 2017 (Predecessor) primarily due to a reduction in repair and maintenance costs. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the six months ended June 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs in the six months ended June 30, 2017 (Predecessor) were $2.4 million.

Depreciation expense for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) was $8.1 million and $19.4 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were $13.0 million and $15.6 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives that the company has undertaken as a result of the significant industry downturn which has continued through June 2018.

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

As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017, the company significantly reduced the carrying values of its vessels and other assets.

The table below summarizes the number of vessels impaired and the amount of the impairment incurred.

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands, except number of vessels impaired)	2018	2017	2018	2017
Number of vessels impaired in the period (A)	2	77	15	89
Amount of impairment incurred	$1,215	163,423	7,401	228,280

(A)

For the quarter and six month periods ended June 30, 2018, there were 2 and 15 stacked vessels impaired, respectively. For the quarter ended June 30, 2017, there were 72 stacked vessels and 5 active vessels impaired, respectively, and for the six month period ended June 30, 2017, there were 83 stacked vessels and 6 active vessels impaired, respectively.

Insurance and Loss Reserves.  Insurance and loss reserves in the quarter and six month periods ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor) reflect favorable developments in case-based reserves and experience-based, retrospective premium adjustments and the decline in the number of vessels in the company’s fleet.

Gains on Asset Dispositions, Net. During the quarter and six months ended June 30, 2018 (Successor), the company recognized net gains of $1.3 million and $3.3 million, respectively, related to the sale of vessels and other assets. Included in gain on asset dispositions, net for the quarter and six months ended June 30, 2017 (Predecessor), were $3.0 million and $8.9 million of amortized gains from sale leaseback transactions, respectively, and $0.2 million and $0.4 million of net gains from the sale of vessels and other assets, respectively.

Foreign Exchange Losses. During the quarter and six months ended June 30, 2018 (Successor), the company recognized net foreign exchange losses of $1.0 million and $1.4 million, respectively, primarily as a result of the revaluation of Brazilian reais- denominated balances to the U.S. dollar reporting currency. The company recognized foreign currency losses of $1.2 million and $0.5 million, respectively, for the quarter and six months ended June 30, 2017 (Predecessor), which were primarily due to the revaluation of Norwegian kroner-denominated debt to the U.S. dollar reporting currency.

During the six months ended June 30, 2018, the currency exchange rate of the Angolan kwanza versus the U.S. dollar devalued from a ratio of approximately 168 to 1 to a ratio of approximately 250 to 1, or approximately 49%. As a result, the company recognized 49% of the total foreign exchange loss, or approximately $20.6 million, through equity in net earnings (losses) of unconsolidated companies.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (eight vessels at June 30, 2018).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater (A)	$22,661	17,313	38,866	80,144
Towing-supply	7,560	11,274	14,406	26,012
Other	2,380	3,300	5,410	6,264
Total	$32,601	31,887	58,682	112,420
Middle East/Asia Pacific fleet:
Deepwater	$9,603	10,701	19,167	20,134
Towing-supply	12,783	17,065	21,607	34,310
Other	20	—	20	—
Total	$22,406	27,766	40,794	54,444
Europe/Mediterranean Sea fleet:
Deepwater	$12,596	8,237	21,616	18,090
Towing-supply	761	2,794	1,364	3,116
Other	—	—	—	(9)
Total	$13,357	11,031	22,980	21,197
West Africa fleet:
Deepwater	$14,314	13,921	28,252	27,100
Towing-supply	17,321	24,225	33,460	46,697
Other	4,175	3,427	7,500	7,304
Total	$35,810	41,573	69,212	81,101
Worldwide fleet:
Deepwater	$59,174	50,172	107,901	145,468
Towing-supply	38,425	55,358	70,837	110,135
Other	6,575	6,727	12,930	13,559
Total	$104,174	112,257	191,668	269,162
UTILIZATION:
Americas fleet:
Deepwater	54.8%	23.4	48.5	26.5
Towing-supply	37.7	36.4	36.7	39.1
Other	48.3	50.0	55.1	47.8
Total	48.3%	30.3	45.5	32.8
Middle East/Asia Pacific fleet:
Deepwater	64.2%	54.4	59.1	50.1
Towing-supply	60.2	57.2	49.9	55.7
Other	100.0	—	—	—
Total	61.6%	55.4	53.0	53.0
Europe/Mediterranean Sea fleet:
Deepwater	79.5%	59.7	72.3	60.4
Towing-supply	29.0	66.1	27.0	45.9
Other	—	—	—	—
Total	70.3%	56.5	63.9	52.4
West Africa fleet:
Deepwater	60.2%	46.1	56.2	47.0
Towing-supply	47.0	49.4	42.8	47.1
Other	49.2	33.1	42.5	32.9
Total	51.9%	42.7	46.8	41.9
Worldwide fleet:
Deepwater	63.5%	41.1	57.8	41.8
Towing-supply	49.9	50.9	44.0	48.9
Other	49.1	33.9	44.7	33.3
Total	55.5%	44.0	49.9	43.3

(A)  Included in Americas fleet deepwater revenue for the six months ended June 30, 2017, is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater (A)	$18,162	19,869	17,488	40,730
Towing-supply	14,349	15,959	14,273	16,961
Other	9,029	9,071	9,047	9,045
Total	$15,995	16,423	15,323	26,806
Middle East/Asia Pacific fleet:
Deepwater	$9,287	9,825	9,686	9,872
Towing-supply	6,627	7,511	6,612	7,770
Other	6,122	—	6,122	—
Total	$7,554	8,261	7,770	8,435
Europe/Mediterranean Sea fleet:
Deepwater	$9,676	8,967	9,441	9,608
Towing-supply	7,195	7,459	6,965	7,349
Other	—	—	—	—
Total	$9,489	8,530	9,246	9,189
West Africa fleet:
Deepwater	$9,940	13,768	10,344	13,516
Towing-supply	13,054	14,271	13,145	14,223
Other	3,508	3,265	3,415	3,464
Total	$9,050	11,061	9,262	10,964
Worldwide fleet:
Deepwater	$11,779	12,897	11,700	18,426
Towing-supply	9,882	10,961	10,093	11,405
Other	4,513	4,759	4,622	4,840
Total	$10,047	10,842	10,068	13,225

(A)    Included in Americas fleet deepwater average day rates for the six months ended June 30, 2017, is $39.1 million of revenue related to early cancellation of a long-term vessel charter contract. Americas fleet deepwater average day rates for the six months ended June 30, 2018 were increased by $19,895 as a result of the recognition of revenue related to the early cancellation of the vessel charter contract.

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and six month periods ended June 30, 2018 and 2017:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Americas fleet:
Deepwater	25	41	26	41
Towing-supply	15	21	15	22
Other	6	8	6	8
Total	46	70	47	71
Less stacked vessels	(19)	(35)	(20)	(35)
Active vessels	27	35	27	36
Middle East/Asia Pacific fleet:
Deepwater	18	22	19	22
Towing-supply	35	44	36	44
Other	—	1	—	1
Total	53	67	55	67
Less stacked vessels	(12)	(25)	(14)	(25)
Active vessels	41	42	41	42
Europe/Mediterranean Sea fleet:
Deepwater	18	17	17	17
Towing-supply	4	6	4	5
Other	—	2	—	2
Total	22	25	21	24
Less stacked vessels	(4)	(6)	(4)	(7)
Active vessels	18	19	17	17
West Africa fleet:
Deepwater	26	24	27	24
Towing-supply	31	38	33	38
Other	27	35	28	36
Total	84	97	88	98
Less stacked vessel	(29)	(43)	(34)	(44)
Active vessels	55	54	54	54
Worldwide fleet:
Deepwater	87	104	89	104
Towing-supply	85	109	88	109
Other	33	46	34	47
Total	205	259	211	260
Less stacked vessel	(64)	(109)	(72)	(111)
Active vessels	141	150	139	149

Total active	141	150	139	149
Total stacked	64	109	72	111
Total joint venture and other vessels	8	8	8	8
Total	213	267	219	268

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Leased Vessels Included in Vessel Counts Above:
Americas fleet:
Deepwater	—	8	—	8
Towing-supply	—	3	—	3
Total	—	11	—	11
Stacked vessels	—	(10)	—	(10)
Active vessels	—	1	—	1
Europe/Mediterranean Sea fleet:
Towing-supply	—	2	—	2
Total	—	2	—	2
Stacked vessels	—	—	—	—
Active vessels	—	2	—	2
West Africa fleet:
Towing-supply	—	3	—	3
Total	—	3	—	3
Stacked vessels	—	—	—	—
Active vessels	—	3	—	3
Worldwide fleet:
Deepwater	—	8	—	8
Towing-supply	—	8	—	8
Total	—	16	—	16
Stacked vessels	—	(10)	—	(10)
Active vessels	—	6	—	6

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics.

The company had 66 and 115 stacked vessels at June 30, 2018 and 2017, respectively.

The following is a summary of net properties and equipment at June 30, 2018 and December 31, 2017:

	Successor
	June 30,	December 31,
(In thousands)	2018	2017
Properties and equipment:
Vessels and related equipment	$836,773	850,268
Other properties and equipment	5,481	5,710
	842,254	855,978
Less accumulated depreciation and amortization	38,529	18,458
Net properties and equipment	$803,725	837,520

	June 30, 2018		December 31, 2017
	Number	Carrying	Number	Carrying
	Of Vessels	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	138	$640,394	138	$632,978
Stacked vessels	66	146,857	89	189,710
Marine equipment and other assets under construction		11,903		9,501
Other property and equipment		4,571		5,331
Totals	204	$803,725	227	$837,520

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Number of vessels disposed by vessel type:
Deepwater vessels	—	—	10	1
Towing-supply vessels	1	—	8	1
Other	2	2	5	2
Total	3	2	23	4
Number of vessels disposed by segment:
Americas	—	—	8	—
Middle East/Asia Pacific	1	—	2	1
Europe/Mediterranean Sea	—	—	—	1
West Africa	2	2	13	2
Total	3	2	23	4

Vessel Commitments at June 30, 2018

The company has $2.3 million in unfunded capital commitments associated with one 5,400 deadweight ton (DWT) deepwater platform supply vessel (PSV) under construction at June 30, 2018. The total cost of the new-build vessel includes contract costs and other incidental costs.  The company took delivery of this vessel on July 31, 2018.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and six month periods ended June 30, 2018 and 2017 consist of the following components:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Personnel	$14,135	13%	16,257	14%	28,936	14%	29,567	11%
Office and property	3,123	3%	3,899	3%	6,504	3%	7,929	3%
Sales and marketing	772	1%	648	1%	1,410	1%	1,333	<1%
Professional services	4,560	4%	10,160	9%	7,540	4%	30,352	11%
Other	1,835	2%	2,095	2%	3,600	2%	5,605	2%
Total	$24,425	23%	33,059	29%	47,990	24%	74,786	27%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and six month periods ended June 30, 2018 and 2017 were as follows:

	Successor		Predecessor		Successor		Predecessor
	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In thousands)		%		%		%		%
Vessel operations	$16,613	68%	18,002	55%	$33,480	70%	37,447	50%
Other operating activities	2	<1%	355	1%	16	<1%	880	1%
Corporate	7,810	32%	14,702	44%	14,494	30%	36,459	49%
Total	$24,425	100%	33,059	100%	$47,990	100%	74,786	100%

General and administrative expenses during the quarter and six months ended June 30, 2018 were 26%, or $8.6 million, and 36%, or $26.8 million, lower as compared to the same periods in 2017. Decreases to professional services costs are primarily the result of a decrease in restructuring-related professional service expenses. Such restructuring-related professional service expenses of $6.7 million and $23.4 million were recognized in the quarter and six months ended June 30, 2017. During the quarter and six months ended June 30, 2018, the company did not incur additional restructuring-related professional service expenses, but did incur professional services costs related to the proposed combination with GulfMark during the quarter ended June 30, 2018 of $1.5 million. Overall decreases to personnel, office and property and other general and administrative expenses are a result of our continuing efforts to reduce overhead costs and have included wage and headcount reductions, shore-based office consolidations and reductions in compensation.

Liquidity, Capital Resources and Other Matters

Availability of Cash

At June 30, 2018, we had $464.5 million in cash and cash equivalents (including $5.2 million of restricted cash), of which $111.3 million was held by foreign subsidiaries, the majority of which is available to the company without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to the company’s domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us with sufficient liquidity to meet our liquidity requirements.

Indebtedness

The following is a summary of debt outstanding at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(In thousands)	2018	2017
New secured notes:
8.00% New secured notes due August 2022 (A)	349,954	350,000
Troms Offshore borrowings (B):
NOK denominated notes due May 2024	13,595	14,054
NOK denominated notes due January 2026	25,315	25,965
USD denominated notes due January 2027	22,729	23,345
USD denominated notes due April 2027	24,810	25,463
	$436,403	438,827
Debt premiums and discounts, net	8,446	9,333
Less: Current portion of long-term debt	6,290	5,103
Total long-term debt	$438,559	443,057

(A)	As of June 30, 2018 and December 31, 2017, the fair value (Level 2) of the New Secured Notes was $361.5 million and $359.8 million, respectively.

(B)

The company pays principal and interest on these notes semi-annually. As of June 30, 2018 and December 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $86.4 million and $88.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of June 30, 2018 was 5.00%.

New Secured Notes Tender Offer

Pursuant to the New Secured Notes indenture dated July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, the company is required to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture, but which generally equates to 65% of the proceeds from Asset Sales, net of any commission paid) exceed $10.0 million (the “Asset Sale Threshold”). Since the issuance of the Notes, the company conducted certain Asset Sales and on December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24.7 million aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered in accordance with the terms and conditions of the Offer.

Because the aggregate principal amount of tendered and accepted Notes was less than the Offer Amount, cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender is now available for use by the company in any manner not prohibited by the Indenture and is no longer shown as restricted cash on the balance sheet. The $5.2 million restricted cash on the balance sheet at June 30, 2018, represents additional proceeds from Asset Sales since the date of the February 2018 tender offer and is, therefore, restricted by the terms of the Indenture.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and six month periods ended June 30, 2018 and 2017 are as follows:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2018	2017	2018	2017
Interest and debt costs incurred, net of interest capitalized	$7,547	10,605	15,146	31,613
Interest costs capitalized	194	601	368	1,818
Total interest and debt costs	$7,741	11,206	15,514	33,431

Dividends

There were no dividends declared by the company during the quarter and six months ended June 30, 2018 and 2017.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the six month periods ended June 30, 2018 and 2017 is as follows:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2018	2017
Net loss	$(50,211)	(611,382)
Reorganization items	—	308,011
Depreciation and amortization	22,572	73,879
Amortization of deferred drydocking and survey costs	2,230	—
Amortization of debt premium and discounts	(900)	—
Provision for deferred income taxes	—	(7,743)
Gain on asset dispositions, net	(3,257)	(9,253)
Asset impairments	7,401	228,280
Changes in investments in, at equity, and advances to unconsolidated companies	27,881	(9,163)
Compensation expense - stock-based	6,139	(562)
Excess tax liability on stock option activity	—	4,927
Cash paid for deferred drydocking and survey costs	(13,394)	—
Changes in operating assets and liabilities	(1,347)	46,810
Changes in due to/from related parties, net	19,869	22,983
Net cash provided by operating activities	$16,983	46,787

Net cash provided by operations for the six months ended June 30, 2018 (Successor) was $17.0 million and reflects a net loss of $50.2 million, which includes non-cash asset impairments of $7.4 million, non-cash depreciation and amortization of $23.9 million, gain on asset dispositions, net, of $3.3 million and stock-based compensation expense of $6.1 million. Changes in investments in, at equity, and advances to unconsolidated companies decreased by $27.9 million, which primarily reflects foreign exchange losses recognized by the company’s 49% owned Sonatide joint venture. Changes in due from/due to related parties, net during the six months ended June 30, 2018 of $19.9 million generally reflect collections from Sonatide, net of an approximate $5 million dollar increase in the due from/due to our Nigeria joint venture, DTDW. Change in operating assets and liabilities used $1.3 million of cash in the six months ended June 30, 2018.

Net cash provided by operations for the six months ended June 30, 2017 (Predecessor) was $46.8 million and reflects a net loss of $611.4 million, which includes non-cash reorganization items of $308.0 million, non-cash asset impairments of $228.3 million, non-cash depreciation and amortization of $73.9 million and gain on asset dispositions, net of $9.3 million. Changes in operating assets and liabilities provided $46.8 million of cash, largely as the result of a decrease in accounts receivables, in part, due to the receipt of a lump sum payment for the early termination of a vessel charter contract. The changes in due to/due from related parties, net, provided $23.0 million of net cash primarily as the result of cash repatriations during the six months.

Investing Activities

Net cash provided by investing activities for the six month periods ended June 30, 2018 and 2017, is as follows:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2018	2017
Proceeds from the sale of assets	$12,968	3,072
Additions to properties and equipment	(5,775)	(9,982)
Payments related to novated vessel construction contract	—	5,272
Net cash provided by (used in) investing activities	$7,193	(1,638)

Net cash provided by investing activities for the six months ended June 30, 2018 (Successor) was $7.2 million, reflecting the receipt of proceeds from the sale of assets of $13.0 million related to the disposal of 23 vessels, 16 of which were scrapped. Additions to properties and equipment were comprised of approximately $3.9 million in capitalized upgrades to existing vessels and equipment and $1.9 million for the construction of offshore support vessels.

Investing activities for the six months ended June 30, 2017 (Predecessor) used $1.6 million of cash. Additions to properties and equipment were comprised of approximately $8.2 million for the construction of offshore support vessels, $1.7 million in capitalized upgrades to existing vessels and equipment and $0.1 million in other property and equipment purchases.  Partially offsetting these uses of cash were the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of the company’s obligations related to a vessel under construction at an international shipyard and proceeds received from the sale of assets of $3.1 million.

Financing Activities

Net cash used in financing activities for the six month periods ended June 30, 2018 and 2017, is as follows:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2018	2017
Principal payment on long-term debt	$(2,637)	(5,048)
Payments to General Unsecured Creditors	(8,377)	—
Other	(1,998)	(6,127)
Net cash used in financing activities	$(13,012)	(11,175)

Financing activities for the six months ended June 30, 2018 (Successor) used $13.0 million of cash, as a result of payments made to creditors pursuant to the Plan of $8.4 million, $2.6 million of scheduled semiannual principal payments on Troms offshore debt, a $2 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture and the repurchase of $46,023 of New Secured Notes resulting from a recent tender offer. For more information on this tender offer, please refer to the “New Secured Notes Tender Offer” discussion within the “Indebtedness” section of Management’s Discussion and Analysis.

Financing activities for the six months ended June 30, 2017 (Predecessor) used $11.2 million of cash, primarily due to $5.0 million of scheduled semiannual principal payments on Troms Offshore debt, the effect of deferred taxes related to stock options that expired during the six months and $1.2 million of commissions paid to a non-controlling owner of a consolidated joint venture entity.

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. Those efforts are now complete with the delivery of the final vessel under construction in July 2018. We used available cash in order to fund the remaining $2.6 million due on this remaining vessel. Refer to the “Vessel Commitments at June 30, 2018” section of Management’s Discussion and Analysis for more information on the status of vessels currently under construction.

Brazilian Customs.

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 33.0 million Brazilian reais (approximately $8.5 million as of June 30, 2018). Other fines imposed at that same time by the Customs Office have been formally resolved in favor of the company. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement.

The company is vigorously contesting these fines (which it has neither paid nor accrued). Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In May 2016, a final administrative appeal allowed fines totaling 3.0 million Brazilian reais (approximately $0.8 million as of June 30, 2018). The company appealed this 3.0 million Brazilian reais administrative award to the appropriate Brazilian court and deposited 6.0 million Brazilian reais (approximately $1.5 million as of June 30, 2018) with the court. The 6.0 million Brazilian reais deposit represents the amount of the award and the substantial interest that would be due if the company did not prevail in this court action. The court action is in its initial stages. The remaining fines totaling 30.0 million Brazilian reais (approximately $7.7 million as of June 30, 2018) are still subject to additional administrative appeals board hearings, but the company believes that previous administrative appeals board decisions will be helpful in those upcoming hearings for the vast majority of amounts still claimed by the Macae Customs Office. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad.

During fiscal 2015, the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During our examination of our filings made in or prior to fiscal 2015 with CBP, we determined that it was necessary to file amended forms with CBP to supplement previous filings.  We have amended several vessel repair entries with CBP and have paid additional vessel repair duties and interest associated with these amended forms. In connection with three of our amended filings, CBP assessed penalties, which the company paid after CBP granted mitigation and reduced the amount of each civil penalty.  The amount paid in civil penalties was not material.  It is possible that CBP may seek to impose further civil penalties or fines in connection with some or all of the other amended filings that could be material.

Legal Proceedings.

Arbitral Award for the Taking of the Company’s Venezuelan Operations.  Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela.  The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $56.9 million as of June 30, 2018, and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings. The final aggregate award is $56.9 million as of June 30, 2018 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

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

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2017. There have been no material changes to the risk factors set forth in our 2017 Annual Report, other than as set forth below.

Risk Factors Relating to the GulfMark Merger (the “proposed merger”)

The proposed merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the proposed merger, or significant delays in completing the proposed merger, could negatively affect the trading prices of our common stock and our future business and financial results of operations.

The completion of the proposed merger is subject to a number of conditions. The completion of the proposed merger is not assured and is subject to risks, including the risk that the approval of the proposed merger by the GulfMark stockholders and the risk that the approval of the company’s common stock issuance by the company’s common stockholders are not obtained or that other closing conditions are not satisfied and the risk of a competing unsolicited proposal constituting, or reasonably expected to result in, a “superior offer” as defined in the merger agreement. If the proposed merger is not completed, or if there are significant delays in completing the proposed merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and would be subject to several risks, including the following:

•the company may be liable for damages under the terms and conditions of the merger agreement;

•negative reactions from the financial markets, including a decline in the price of our common stock due to the fact that current prices may reflect a market assumption that the proposed merger will be completed;

•having to pay certain significant costs relating to the proposed merger, including, in certain circumstances, the termination fee of $35.0 million and the obligation to reimburse costs of legal fees associated with stockholder litigation if the merger agreement is terminated under certain circumstances, as described in the merger agreement;

•the attention of management of the company will have been diverted to the proposed merger rather than our own operations and the pursuit of other opportunities that could have been beneficial to us,

•the manner in which customers, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our marketing, operations or our ability to compete for new business or obtain renewals in the marketplace more broadly; and

•the company may experience negative reactions from employees.

There may be substantial disruption to the company’s business and distraction of its management and employees as a result of the proposed merger.

There may be substantial disruption to the company’s business and distraction of its management and employees from day-to-day operations because matters related to the proposed merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the company.

The company may have difficulty attracting, motivating and retaining executives and other employees in light of the proposed merger.

Uncertainty about the effect of the proposed merger on employees may have an adverse effect on the company’s business.  These uncertainties may impair the company’s ability to attract, retain and motivate key personnel until the proposed merger is completed and for a period of time thereafter, which could affect the company’s relationship with customers, vendors and others. Also, the success of the combined company after the proposed merger will depend in part upon the ability of the company to attract, motivate and retain its key employees, including key GulfMark employees. Key employees may depart either before or after the proposed merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the proposed merger. Accordingly, no assurance can be given that the combined company will be able to attract, retain and motivate key employees to the same extent as in the past.

The company is subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party’s business and operations.

In connection with the proposed merger, it is possible that some customers, suppliers and other persons with whom the company has business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with the company as a result of the proposed merger, which could negatively affect the company’s revenues, earnings and cash flow, as well as the market price of the company’s common stock, regardless of whether the proposed merger is closed.

The merger agreement restricts the company and GulfMark from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires the parties to continue its operations in the ordinary course until completion of the proposed merger, which may adversely affect the company’s ability to execute certain of its business strategies. Such limitations could negatively affect each party’s business and operations prior to the completion of the proposed merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on each company.

The company will incur substantial transaction-related costs in connection with the proposed mergers.

The company has incurred and will incur substantial expenses in connection with the negotiation and completion of the proposed merger. The company expects to continue to incur substantial non-recurring expenses in connection with completing the proposed merger and integrating the business, operations, networks, systems, technologies, policies and procedures of the company and GulfMark and achieving the desired synergies. These expenses include, but are not limited to, severance costs, fees paid to legal, financial and accounting advisors, filing fees and printing costs. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, lease administration and regulatory compliance, and there are a number of factors beyond our control that could affect the total amount or the timing of transaction (including severance and integration) expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the proposed merger (including severance and integration) expenses associated with the proposed merger could, particularly in the near term, exceed the savings that the combined organization expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of businesses following the completion of the proposed merger. These costs and other unanticipated costs could have a material adverse effect on the financial condition and operating results of the company.

The market value of our common stock could decline if large amounts of our common stock are sold following the proposed merger.

Following the proposed merger, our stockholders and the former stockholders of GulfMark will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Our current stockholders and the current stockholders of GulfMark may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, or to increase diversification. If, following the proposed merger, large amounts of our common stock are sold, the price of our common stock could decline.

The proposed merger may not realize the anticipated synergies and other benefits because of difficulties related to the integration of the company and GulfMark, the achievement of synergies and other challenges.

The company and GulfMark currently operate as independent public companies and, until completion of the proposed merger, will continue to operate, independently, and there can be no assurance that our businesses can be combined in a manner that allows for the achievement of substantial benefits. The proposed merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, potential liabilities associated with GulfMark and uncertainties related to design, operation and integration of GulfMark’s internal control over financial reporting. If we are not able to successfully integrate GulfMark’s businesses with ours, the anticipated benefits and cost savings of the proposed merger may not be fully realized or may take longer than expected to be realized.

Specifically, potential difficulties the combined company may encounter in the integration process include the following:

•	combining the companies’ corporate functions, operations, procedures and systems;

•	integrating the companies’ administrative and information technology infrastructures;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•

combining the businesses of the company and GulfMark in a manner that permits us to achieve the synergies anticipated to result from the proposed merger in the time frame currently anticipated, if at all, or incurring unexpected costs to realize such synergies;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;

•	complexities associated with managing the larger, more complex, combined company;

•	loss of key employees;

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures or policies;

•	maintaining existing agreements with customers, suppliers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, suppliers, talent and vendors;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the proposed merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the proposed merger and integrating GulfMark’s businesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

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

2.4

Agreement and Plan of Merger by and between Tidewater Inc. and GulfMark Offshore, Inc. dated as of July 15, 2018 (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on July 16, 2018, File No. 1-6311).

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 13, 2018	/s/ John T. Rynd
John T. Rynd
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 13, 2018	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2018	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)