Form 10-Q
period 2018-09-30
TIDEWATER INC
filed 2018-11-13
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

27,263,262 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on November 2, 2018.  Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	Successor
	September 30,	December 31,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$461,088	432,035
Restricted cash	7,466	21,300
Trade and other receivables, net	88,013	114,184
Due from affiliates	174,349	230,315
Marine operating supplies	27,591	28,220
Other current assets	9,880	19,130
Total current assets	768,387	845,184
Investments in, at equity, and advances to unconsolidated companies	1,129	29,216
Net properties and equipment	776,640	837,520
Deferred drydocking and survey costs	16,053	3,208
Other assets	28,700	31,052
Total assets	$1,590,909	1,746,180

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,571	38,497
Accrued expenses	46,060	54,806
Due to affiliates	48,064	99,448
Accrued property and liability losses	2,447	2,585
Current portion of long-term debt	7,671	5,103
Other current liabilities	18,894	19,693
Total current liabilities	153,707	220,132
Long-term debt	435,301	443,057
Accrued property and liability losses	4,212	2,471
Other liabilities	53,781	58,576

Commitments and Contingencies (Note 10)

Equity:
Successor Common stock of $0.001 par value, 125,000,000 shares authorized, 26,815,991 and 22,115,916 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	27	22
Additional paid-in capital	1,063,603	1,059,120
Retained deficit	(120,274)	(39,266)
Accumulated other comprehensive loss	(403)	(147)
Total stockholders’ equity	942,953	1,019,729
Noncontrolling interests	955	2,215
Total equity	943,908	1,021,944
Total liabilities and equity	$1,590,909	1,746,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Vessel revenues	$97,011	70,571	34,340
Other operating revenues	2,181	3,729	1,923
	99,192	74,300	36,263
Costs and expenses:
Vessel operating costs	65,237	52,301	32,665
Costs of other operating revenues	1,681	2,273	763
General and administrative	25,546	16,246	8,773
Vessel operating leases	—	1,124	623
Depreciation and amortization	13,390	8,142	11,160
(Gain) / Loss on asset dispositions, net	1,571	(4)	(372)
Asset impairments	16,853	—	21,325
	124,278	80,082	74,937
Operating loss	(25,086)	(5,782)	(38,674)
Other income (expenses):
Foreign exchange gain (loss)	1	(58)	(2,024)
Equity in net earnings (losses) of unconsolidated companies	56	1,305	269
Interest income and other, net	2,709	873	704
Reorganization items	—	(1,880)	(1,083,729)
Interest and other debt costs, net	(7,585)	(5,240)	(574)
	(4,819)	(5,000)	(1,085,354)
Loss before income taxes	(29,905)	(10,782)	(1,124,028)
Income tax expense	1,278	4,745	(1,529)
Net loss	$(31,183)	(15,527)	(1,122,499)
Less: Net income (loss) attributable to noncontrolling interests	(287)	166	(24)
Net loss attributable to Tidewater Inc.	$(30,896)	(15,693)	(1,122,475)
Basic loss per common share	$(1.16)	(0.81)	(23.82)
Diluted loss per common share	$(1.16)	(0.81)	(23.82)
Weighted average common shares outstanding	26,614,507	19,389,031	47,121,407
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	26,614,507	19,389,031	47,121,407

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Vessel revenues	$288,679	70,571	303,501
Other operating revenues	7,607	3,729	8,617
	296,286	74,300	312,118
Costs and expenses:
Vessel operating costs	194,613	52,301	197,283
Costs of other operating revenues	4,797	2,273	5,037
General and administrative	73,536	16,246	83,559
Vessel operating leases	—	1,124	14,607
Depreciation and amortization	38,192	8,142	85,039
Gain on asset dispositions, net	(1,686)	(4)	(9,625)
Asset impairments	24,254	—	249,606
	333,706	80,082	625,506
Operating loss	(37,420)	(5,782)	(313,388)
Other income (expenses):
Foreign exchange loss	(1,349)	(58)	(2,516)
Equity in net earnings (losses) of unconsolidated companies	(14,993)	1,305	7,627
Interest income and other, net	5,495	873	3,974
Reorganization items	—	(1,880)	(1,396,905)
Interest and other debt costs, net	(22,731)	(5,240)	(32,188)
	(33,578)	(5,000)	(1,420,008)
Loss before income taxes	(70,998)	(10,782)	(1,733,396)
Income tax expense	10,396	4,745	483
Net loss	$(81,394)	(15,527)	(1,733,879)
Less: Net income (loss) attributable to noncontrolling interests	(386)	166	7,884
Net loss attributable to Tidewater Inc.	$(81,008)	(15,693)	(1,741,763)
Basic loss per common share	$(3.23)	(0.81)	(36.98)
Diluted loss per common share	$(3.23)	(0.81)	(36.98)
Weighted average common shares outstanding	25,073,284	19,389,031	47,104,117
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	25,073,284	19,389,031	47,104,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Net loss	$(31,183)	(15,527)	(1,122,499)
Other comprehensive income:
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0 and $0	—	82	77
Change in loss on derivative contract, net of tax of $0, $0 and $823	—	—	—
Change in supplemental executive retirement plan liability, net of tax of $0, $0 and $0	—	—	(536)
Change in pension plan minimum liability, net of tax of $0, $0 and $0	—	—	(594)
Change in other benefit plan minimum liability, net of tax of $0, $0 and $0	—	—	(1,468)
Total comprehensive loss	$(31,183)	(15,445)	(1,125,020)

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Net loss	$(81,394)	(15,527)	(1,733,879)
Other comprehensive income:
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0 and $61	(256)	82	67
Change in loss on derivative contract, net of tax of $0, $0 and $823	—	—	1,317
Change in supplemental executive retirement plan liability, net of tax of $0, $0 and ($927)	—	—	(2,257)
Change in pension plan minimum liability, net of tax of $0, $0 and $215	—	—	(195)
Change in other benefit plan minimum liability, net of tax of $0, $0 and ($2,046)	—	—	(5,267)
Total comprehensive loss	$(81,650)	(15,445)	(1,740,214)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Operating activities:
Net loss	$(81,394)	$(15,527)	(1,733,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items	—	—	1,368,882
Depreciation and amortization	33,949	8,138	85,039
Amortization of deferred drydocking and survey costs	4,243	4	—
Amortization of debt premium and discounts	(1,371)	(281)	—
Provision for deferred income taxes	—	—	(7,743)
Gain on asset dispositions, net	(1,686)	(4)	(9,625)
Asset impairments	24,254	—	249,606
Changes in investments in, at equity, and advances to unconsolidated companies	28,087	(1,044)	(9,314)
Compensation expense - stock-based	9,967	1,173	819
Excess tax liability on stock option activity	—	—	4,927
Changes in assets and liabilities, net:
Trade and other receivables	(10,744)	(3,775)	57,337
Changes in due to/from related parties, net	28,290	(3,920)	26,262
Marine operating supplies	(1,411)	1,005	(320)
Other current assets	9,032	5,714	(8,298)
Accounts payable	1,719	(317)	(10,715)
Accrued expenses	(10,719)	(10,555)	24,339
Accrued property and liability losses	(138)	13	(813)
Other current liabilities	5,802	3,753	(7,131)
Other liabilities	(232)	(847)	4,768
Cash paid for deferred drydocking and survey costs	(17,088)	(392)	—
Other, net	1,670	(947)	14,422
Net cash provided by (used in) operating activities	22,230	(17,809)	48,563
Cash flows from investing activities:
Proceeds from sales of assets	16,499	4,875	4,636
Additions to properties and equipment	(9,116)	(589)	(10,620)
Proceeds related to novated vessel construction contract	—	—	5,272
Net cash provided by (used in) investing activities	7,383	4,286	(712)
Cash flows from financing activities:
Principal payment on long-term debt	(4,020)	—	(7,856)
Payments to General Unsecured Creditors	(8,377)	(87,366)	(122,806)
Other	(1,997)	1	(6,127)
Net cash used in financing activities	(14,394)	(87,365)	(136,789)
Net change in cash, cash equivalents and restricted cash	15,219	(100,888)	(88,938)
Cash, cash equivalents and restricted cash at beginning of period	453,335	560,866	649,804
Cash, cash equivalents and restricted cash at end of period	$468,554	$459,978	560,866
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$24,218	$59	9,795
Income taxes	$13,679	$1,392	6,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional	Retained	other	Non
	Common	paid-in	(deficit)	comprehensive	controlling
	stock	capital	earnings	loss	interest	Total
Balance at December 31, 2017 (Successor)	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(81,008)	(256)	(386)	(81,650)
Issuance of common stock	5	(2)	—	—	—	3
Amortization of restricted stock units	—	5,611	—	—	—	5,611
Acquisition of noncontrolling interest	—	(1,126)	—	—	(874)	(2,000)
Balance at September 30, 2018 (Successor)	$27	1,063,603	(120,274)	(403)	955	943,908

Balance at December 31, 2016 (Predecessor)	$4,707	171,018	1,570,027	(6,446)	8,258	1,747,564
Total comprehensive loss	—	—	(1,741,764)	(6,333)	7,883	(1,740,214)
Stock option expense	—	659	—	—	—	659
Cancellation/forfeiture or restricted stock units	—	1,254	157	—	—	1,411
Amortization of restricted stock units	5	(6,064)	—	—	—	(6,059)
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at July 31, 2017 (Predecessor)	$4,712	166,867	(171,580)	(12,779)	14,941	2,161
Cancellation of Predecessor equity	(4,712)	(166,867)	171,580	12,779	(13,266)	(486)
Balance at July 31, 2017 (Predecessor)	$—	—	—	—	1,675	1,675

Issuance of Successor common stock and warrants	$18	1,055,391	—	—	—	1,055,409

Balance at August 1, 2017 (Successor)	$18	1,055,391	—	—	1,675	1,057,084
Total comprehensive loss	—	—	(15,693)	82	166	(15,445)
Issuance of common stock	3	(1)	—	—	—	2
Amortization of restricted stock units	—	1,173	—	—	—	1,173
Cash paid to noncontrolling interests	—	—	—	—	—	—
Balance at September 30, 2017 (Successor)	$21	1,056,563	(15,693)	82	1,841	1,042,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Occasionally, customers pay additional lump-sum fees to the company in order to either mobilize a vessel to a new location prior to the start of a charter contract or demobilize the vessel at the end of a charter contract. Mobilizations are not considered to be a separate performance obligation; thus, the company has determined that mobilization fees are a component of the vessel’s charter contract.  As such, the company defers lump-sum mobilization fees as a liability and recognizes such fees as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter. Lump-sum demobilization revenue expected to be received upon contract termination is deferred as an asset and recognized ratably as revenue but only in circumstances where the receipt of the demobilization fee at the end of the contract is estimable and there is a high degree of certainty that collection will occur. Costs associated with mobilizations and demobilizations are recognized in vessel operating expense.

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

The following tables disclose the amount of revenue by segment and in total for the worldwide fleet:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Vessel revenues:
Americas	$28,039	17,449	8,961
Middle East/Asia Pacific	19,927	16,669	8,547
Europe/Mediterranean Sea	12,566	8,860	4,435
West Africa	36,479	27,593	12,397
	97,011	70,571	34,340

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Vessel revenues:
Americas (A)	$86,721	17,449	121,380
Middle East/Asia Pacific	60,721	16,669	62,991
Europe/Mediterranean Sea	35,546	8,860	25,631
West Africa	105,691	27,593	93,499
	288,679	70,571	303,501

(A)

Included in Americas and total vessel revenues for the period January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. At September 30, 2018, the company had $0.3 million of deferred mobilization costs included within other current assets and $0.6 million of contract liabilities/deferred revenue included within other current liabilities.

The table below summarizes the revenue expected to be recognized in future quarters related to unsatisfied performance obligations as of September 30, 2018:

(In thousands)	December 31, 2018	Total
Contract liabilities/deferred revenue	$552	552

The impact of adopting the new revenue recognition guidance on the unaudited condensed consolidated balance sheets, statement of earnings (loss) and statement of cash flows as of and for the nine months ended September 30, 2018, was immaterial.

(4)	STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

	Successor
	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	6/30/18	in OCI	net income	OCI	9/30/18	12/31/17	in OCI	net income	OCI	9/30/18
Available for sale securities	—	—	—	—	—	256	(660)	404	(256)	—
Pension/Post- retirement benefits	(403)	—	—	—	(403)	(403)	—	—	—	(403)
Total	(403)	—	—	—	(403)	(147)	(660)	404	(256)	(403)

	Predecessor					Successor
	Period from July 1, 2017 through July 31, 2017					Period from August 1, 2017 through September 30, 2017
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	6/30/17	in OCI	net income	OCI	7/31/17	7/30/17	in OCI	net income	OCI	9/30/17
Available for sale securities	(9)	51	26	77	68	—	7	75	82	82
Currency translation adjustment	(9,811)	—	—	—	(9,811)	—	—	—	—	—
Pension/Post- retirement benefits	(438)	(2,598)	—	(2,598)	(3,036)	—	—	—	—	—
Total	(10,258)	(2,547)	26	(2,521)	(12,779)	—	7	75	82	82

	Predecessor					Successor
	Period from January 1, 2017 through July 31, 2017					Period from August 1, 2017 through September 30, 2017
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(in thousands)	12/31/16	in OCI	net income	OCI	7/31/17	7/31/17	in OCI	net income	OCI	9/30/17
Available for sale securities	(1)	(158)	227	69	68	—	7	75	82	82
Currency translation adjustment	(9,811)	—	—	—	(9,811)	—	—	—	—	—
Pension/Post- retirement benefits	4,683	(7,719)	—	(7,719)	(3,036)	—	—	—	—	—
Interest rate swap	(1,317)	—	1,317	1,317	—	—	—	—	—	—
Total	(6,446)	(7,877)	1,544	(6,333)	(12,779)	—	7	75	82	82

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of income:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through	Affected line item in the condensed
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017	consolidated statements of income
Realized gains on available for sale securities	—	75	26	Interest income and other, net
Total pre-tax amounts	—	75	26
Tax effect	—	—	—
Total gains for the period, net of tax	$—	75	26

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through	Affected line item in the condensed
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017	consolidated statements of income
Realized gains on available for sale securities	$404	75	431	Interest income and other, net
Interest rate swap	—	—	2,140	Interest and other debt costs
Total pre-tax amounts	404	75	2,571
Tax effect	—	—	1,027
Total gains for the period, net of tax	$404	75	1,544

(5)	INCOME TAXES

For all periods prior to March 31, 2015, we calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Beginning in the quarter ended June 30, 2015, we use a discrete effective tax rate method to calculate taxes for interim periods. We determined that due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction, use of the discrete method would continue to be proper for the period ended September 30, 2018.

Income tax expense for the quarter ended September 30, 2018, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2018, are as follows:

September 30,
(In thousands)	2018
Unrecognized tax benefit related to state tax issues	$12,425
Interest receivable on unrecognized tax benefit related to state tax issues	$60

As of December 31, 2017, the company’s balance sheet reflected approximately $43.2 million of net deferred tax assets with a valuation allowance of $43.2 million. As of September 30, 2018, the company has net deferred tax assets of approximately $50.9 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $50.9 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. As of September 30, 2018, the company has not completed its accounting for the tax effects of enactment of the Tax Act. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the accounting and reporting of the Tax Act. SAB 118 allows companies to take a reasonable period, which should not extend beyond one year from enactment of the Tax Act, to measure and recognize the effects of the new tax law. For various reasons discussed further below, we have not yet completed the accounting for the income tax effects of certain elements of the Tax Act. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as discussed below:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent effective January 1, 2018. Therefore, the company made a reasonable estimate of the effects on existing deferred tax balances as of December 31, 2017. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of the one-time transition tax. During the nine month period ended September 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.

One Time Transition Tax: The deemed repatriation transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries.  We were able to make a reasonable estimate of the one-time transition tax and recognized a provisional deemed dividend inclusion at December 31, 2017. During the nine month period ended September 30, 2018, we recognized no adjustments to the provisional amounts recorded at December 31, 2017.

Global Intangible Low-taxed Income (“GILTI”): The company continues to evaluate the impacts of the newly enacted GILTI provisions which subject the company’s foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, the company has not elected an accounting policy for GILTI at this time. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both acceptable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the company will make an appropriate accounting method election. For the nine month period ended September 30, 2018, we were able to make a reasonable estimate of GILTI and do not expect that it will have a material impact on our 2018 financial statements.

Base Erosion Anti-abuse Tax (“BEAT”): The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018. For the nine month period ended September 30, 2018, we are in the process of analyzing the impact of BEAT and have provisionally concluded that we are below the required thresholds defined in the Tax Act. Therefore, we do not expect BEAT to have a material impact on our 2018 financial statements.

Foreign-Derived Intangible Income (“FDII”): The FDII provisions in the Tax Act provide tax incentives to U.S. companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income. For the nine month period ended September 30, 2018, we are in the process of analyzing the impact of FDII and have provisionally concluded FDII will be inapplicable in 2018 due to our net operating loss position.  Therefore, we do not expect FDII to have a material impact on our 2018 financial statements.

Executive Compensation: The Tax Act expanded the number of individuals whose compensation is subject to a $1.0 million cap on deductibility under Section 162(m) and repealed the exclusion for performance-based compensation. For the nine month period ended September 30, 2018, we were able to make a reasonable estimate of the impact of the executive compensation changes and do not expect those changes to have a material impact on our 2018 financial statements.

Interest Expense Limitation: The Tax Act limits the deduction for net interest expense that exceeds 30% of the adjusted taxable income for the year under IRC Section 163(j). For the nine month period ended September 30, 2018, we were able to make a reasonable estimate of the interest expense limitation and have included the resulting limitation of approximately $11 million before consideration of the valuation allowance in the financial statements. We recorded this adjustment as of September 30, 2018; however, because of the offsetting adjustment to our valuation allowance we estimate no impact to 2018 net income as a result of this provision.

(6)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the pension plan during the three months and nine months ended September 30, 2018. The company did not contribute to the pension plan during the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), and currently is evaluating whether to contribute to the pension plan during the remaining quarter of calendar year 2018.

Supplemental Executive Retirement Plan

The company maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. During the three and nine month periods ended September 30, 2018, the company contributed $0.3 million and $0.6 million, respectively. The company did not contribute to the supplemental plan during the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor). The company expects to contribute $0.3 million to the supplemental plan during the fourth quarter of 2018.

A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which were invested in a variety of marketable securities (but not the company’s stock), were recorded at fair value with unrealized gains or losses included in accumulated other comprehensive income (loss) until the investments were sold in the March 2018 quarter. Investments held in the Rabbi Trust at September 30, 2018 (consisting only of money market funds) and December 31, 2017, were included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2018 and December 31, 2017:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Investments held in Rabbi Trust at fair value	$38	8,908
Unrealized gains in fair value of trust assets	—	256
Obligations under the supplemental plan	23,711	32,508

The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities’ on the consolidated balance sheet.

Jeffrey M. Platt retired from his position as the company’s President and Chief Executive Officer and resigned as a member of the company’s board of directors (the “Board”), effective October 15, 2017. As a result of Mr. Platt’s retirement, he received in May 2018 an $8.9 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss of approximately $0.3 million was recorded during the three months ended June 30, 2018.

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Pension Benefits:
Service cost	$47	203	99
Interest cost	872	624	328
Expected return on plan assets	(481)	(332)	(173)
Administrative expenses	3	2	1
Payroll tax of net pension costs	—	—	—
Amortization of net actuarial losses	—	—	—
Recognized actuarial loss	—	—	187
Settlement loss recognized	—	—	—
Net periodic pension cost	$441	497	442
Other Benefits:
Service cost	$15	12	6
Interest cost	29	30	16
Amortization of prior service cost	(75)	—	(232)
Recognized actuarial benefit	11	—	(83)
Net periodic postretirement (benefit) cost	$(20)	42	(293)

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Pension Benefits:
Service cost	$118	203	812
Interest cost	2,656	624	2,304
Expected return on plan assets	(1,446)	(332)	(1,292)
Administrative expenses	6	2	25
Payroll tax of net pension costs	—	—	56
Amortization of net actuarial losses	—	—	32
Recognized actuarial loss	—	—	1,195
Settlement loss recognized	335	—	—
Net periodic pension cost	$1,669	497	3,132
Other Benefits:
Service cost	$45	12	44
Interest cost	88	30	115
Amortization of prior service cost	(224)	—	(2,015)
Recognized actuarial benefit	32	—	(618)
Net periodic postretirement (benefit) cost	$(59)	42	(2,474)

The company also has a defined benefit pension plan that covers certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. The company did not contribute to the plan during the quarter ended September 30, 2018 and contributed 1.9 million NOK (approximately $0.2 million) during the nine months ended September 30, 2018. During the period from January 1, 2017 and July 31, 2017 (Predecessor) the company contributed approximately 3.0 million NOK (approximately $0.4 million) to the plan and did not contribute to the plan during the period from August 1, 2017 through September 30, 2017 (Successor). The company currently does not expect to contribute to the Norwegian defined benefit pension plan during the remaining quarter of calendar year 2018. The preceding net periodic benefit cost table includes the Norwegian pension plan.

(7)INDEBTEDNESS

The following is a summary of all debt outstanding at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(In thousands)	2018	2017
Secured notes:
8.00% Secured notes due August 2022 (A)	349,954	350,000
Troms Offshore borrowings (B):
NOK denominated notes due May 2024	13,593	14,054
NOK denominated notes due January 2026	24,545	25,965
USD denominated notes due January 2027	22,116	23,345
USD denominated notes due April 2027	24,810	25,463
	$435,018	438,827
Debt premiums and discounts, net	7,954	9,333
Less: Current portion of long-term debt	(7,671)	(5,103)
Total long-term debt	$435,301	443,057

(A)	As of September 30, 2018 and December 31, 2017, the fair value (Level 2) of the Secured Notes was $369.2 million and $359.8 million, respectively.

(B)

The company pays principal and interest on these notes semi-annually.  As of September 30, 2018 and December 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $85.0 million and $88.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of September 30, 2018, was 5.01%.

Secured Notes Tender Offer

Pursuant to the Secured Notes indenture dated July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, the company is required to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture, but which generally equates to 65% of the proceeds from Asset Sales, net of any commission paid) exceed $10.0 million (the “Asset Sale Threshold”). Since the issuance of the Notes, the company executed certain Asset Sales and on December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24.7 million aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered in accordance with the terms and conditions of the Offer.

Because the aggregate principal amount of tendered and accepted Notes was less than the Offer Amount, cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender   became available for use by the company in any manner not prohibited by the Indenture and is no longer shown as restricted cash on the balance sheet. The $7.5 million restricted cash on the balance sheet at September 30, 2018, represents additional proceeds from Asset Sales since the date of the February 2018 tender offer and is, therefore, restricted by the terms of the Indenture.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. The following is a summary of interest and debt costs incurred, net of interest capitalized.

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Interest and debt costs incurred, net of interest capitalized	$7,585	$5,240	574
Interest costs capitalized	153	—	—
Total interest and debt costs	$7,738	$5,240	574

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Interest and debt costs incurred, net of interest capitalized	$22,731	$5,240	32,188
Interest costs capitalized	521	—	1,817
Total interest and debt costs	$23,252	$5,240	34,005

(8)	LOSS PER SHARE

The components of basic and diluted loss per share are as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands, except share and per share data)	September 30, 2018	September 30, 2017	July 31, 2017
Net loss available to common shareholders	$(30,896)	(15,693)	(1,122,475)
Weighted average outstanding shares of common stock, basic (A)	26,614,507	19,389,031	47,121,407
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—
Weighted average shares of common stock and equivalents	26,614,507	19,389,031	47,121,407

Loss per share, basic (B)	$(1.16)	(0.81)	(23.82)
Loss per share, diluted (C)	$(1.16)	(0.81)	(23.82)
Additional information:
Incremental "in-the-money" options, warrants and restricted stock awards and units at the end of the period (D)	3,476,437	15,513,573	183

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands, except share and per share data)	September 30, 2018	September 30, 2017	July 31, 2017
Net loss available to common shareholders	$(81,008)	(15,693)	(1,741,763)
Weighted average outstanding shares of common stock, basic (A)	25,073,284	19,389,031	47,104,117
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—
Weighted average shares of common stock and equivalents	25,073,284	19,389,031	47,104,117

Loss per share, basic (B)	$(3.23)	(0.81)	(36.98)
Loss per share, diluted (C)	$(3.23)	(0.81)	(36.98)
Additional information:
Incremental "in-the-money" options, warrants and restricted stock awards and units at the end of the period (D)	5,143,206	15,513,573	183

(A)	Common shares and New Creditor Warrants and the sum of common shares and New Creditor Warrants outstanding at September 30, 2018, were 26,815,991, 3,512,416 and 30,328,407, respectively.

(B)	The company calculates “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding shares of common stock, basic”.

(C)	The company calculates “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.

(D)	For the nine months ended September 30, 2018, the company also had 5,062,089 shares of “out-of- the-money” warrants outstanding at the end of the period.

(9)	RELATED PARTY BALANCES

The company maintained the following balances with related parties as of September 30, 2018 and December 31, 2017:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Due from related parties:
Sonatide (Angola)	$133,277	230,315
DTDW (Nigeria)	41,072	33,353

Due to related parties:
Sonatide (Angola)	$30,765	99,448
DTDW (Nigeria)	17,299	9,645

Due from related parties, net of due to related parties	$126,285	154,575

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

Amounts due from Sonatide (Due from affiliates in the consolidated balance sheets) at September 30, 2018 and December 31, 2017, of approximately $134 million and $230 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $23 million of the balance at September 30, 2018, represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $67 million of cash held by Sonatide, of which the equivalent of approximately $36 million is denominated in Angolan kwanza, pending conversion into U.S. dollars and subsequent expatriation. In addition, the company owes Sonatide the aggregate sum of approximately $31 million, including approximately $26 million in commissions payable by the company to Sonatide.

For the nine months ended September 30, 2018, the company collected (primarily through Sonatide) approximately $69 million from its Angolan operations. Of the $69 million collected, approximately $61 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of approximately $8 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the respective due from affiliates and due to affiliates balances by approximately $71 million during the nine months ended September 30, 2018 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliates in the consolidated balance sheets) at September 30, 2018 and December 31, 2017, of approximately $31 million and $99 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

The company believes that the process for converting Angolan kwanza continues to function, but the relative scarcity of EUROs and U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of EUROs and U.S. dollars that are made available to Sonatide.

For the nine month period ended September 30, 2018, the company’s Angolan operations generated vessel revenues of approximately $44 million, or 15%, of its consolidated vessel revenue, from an average of approximately 38 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the nine months ended September 30, 2018). For the period from August 1, 2017 through September 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $14 million, or 20%, of its consolidated vessel revenue, from an average of approximately 44 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through September 30, 2017). For the period from January 1, 2017 through July 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $60 million, or 20%, of its consolidated vessel revenue, from an average of approximately 52 company-owned vessels that are marketed through the Sonatide joint venture (22 of which were stacked on average during the period from January 1, 2017 through July 31, 2017).

In addition to vessels that Sonatide charters from the company, Sonatide owns four vessels (two of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of September 30, 2018 and December 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was $0 and approximately $27 million, respectively. During the nine months ended September 30, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 294 to 1, or approximately 75%.

Also during the nine months ended September 30, 2018, the company received a dividend from Sonatide of approximately $12 million which reduced the carrying value of the company’s investment in Sonatide to zero.  Approximately $5 million of dividends received in excess of the investment balance was recognized in earnings during the nine months ended September 30, 2018.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola since September 30, 2017 has resulted in a net two vessels transferred out of Angola. Company-owned vessels operating in Angola decreased by 45 vessels, from September 30, 2014 to September 30, 2018 (from 81 vessels to 36 vessels).  Company-owned active vessels decreased in the same period by 55 vessels (from 76 vessels to 21 vessels).

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $98.7 million at the time of the 2011 assessment). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement.

The company is vigorously contesting these fines (which it has neither paid nor accrued). As a result of the administrative appeals process, the company has been successful in reducing the total remaining assessment, including potential interest, to less than 10 million reais (less than $2.5 million as of September 30, 2018).  Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of these remaining fines in Brazilian courts. The company has deposited a portion of this amount with the appropriate Brazilian court and commenced (or will soon commence) all of the necessary court actions. The court actions that have been commenced are still in their initial stages. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During an examination of the company’s filings made in or prior to fiscal 2015 with CBP, the company determined that it was necessary to file amended forms with CBP to supplement previous filings. The company has amended several vessel repair entries with CBP and has paid additional vessel repair duties and interest associated with these amended forms. In connection with five of the company’s amended filings, CBP assessed penalties, which the company paid after CBP granted mitigation and reduced the amount of each civil penalty.  The amount paid in civil penalties was not material.  It is possible that CBP may seek to impose further civil penalties or fines in connection with some or all of the other amended filings that could be material.

Currency Devaluation and Fluctuation Risk

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of the company’s international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize the financial impact of these risks by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

For more information regarding the reduction in the company’s investment balance as a result of currency devaluation, please refer to the section entitled Sonatide Joint Venture.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $57.5 million as of September 30, 2018, and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process. The company has initiated a separate court action in the United States District Court for the District of Columbia using a different service of process method and expects to be successful in having the award recognized in the District of Columbia court. In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales. Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award presents significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Other

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

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of September 30, 2018 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents	$38	—	—	—	38
Total fair value of plan assets	$38	—	—	—	38

The following table provides the fair value hierarchy for the supplemental plan assets measured at fair value as of December 31, 2017 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable	Measured at
		active markets	inputs	inputs	Net Asset
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)	Value
Equity securities	$5,295	5,295	—	—	—
Debt securities	3,368	851	841	—	1,676
Cash and cash equivalents	246	27	170	—	49
Total	$8,909	6,173	1,011	—	1,725
Other pending transactions	(1)	(1)	—	—	—
Total fair value of plan assets	$8,908	6,172	1,011	—	1,725

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2018 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$420,733	420,733	—	—
Total fair value of assets	$420,733	420,733	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2017 (Successor):

			Significant	Significant
		Quoted prices in	observable	unobservable
		active markets	inputs	inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$399,322	399,322	—	—
Total fair value of assets	$399,322	399,322	—	—

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (14).

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

A summary of other current assets at September 30, 2018 and December 31, 2017 is as follows:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Deposits	$1,403	1,780
Investments held in rabbi trust (A)	38	8,908
Prepaid expenses	8,439	8,442
	$9,880	19,130

(A)

The company converted substantially all investments held in the rabbi trust to cash to fund a lump sum benefit to the former CEO in May 2018. Refer to Note (6) for more information regarding this payment.

A summary of net properties and equipment at September 30, 2018 and December 31, 2017 is as follows:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Properties and equipment:
Vessels and related equipment	$817,798	850,268
Other properties and equipment	5,450	5,710
	823,248	855,978
Less accumulated depreciation and amortization	46,608	18,458
Net properties and equipment	$776,640	837,520

A summary of other assets at September 30, 2018 and December 31, 2017 is as follows:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Recoverable insurance losses	$4,056	2,405
Investments held for supplemental savings plan accounts	5,448	6,583
Long-term deposits	14,176	16,217
Other	5,020	5,847
	$28,700	31,052

A summary of accrued expenses at September 30, 2018 and December 31, 2017 is as follows:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Payroll and related payables (B)	$9,539	17,344
Commissions payable (C)	1,932	1,898
Accrued vessel expenses	24,628	27,222
Accrued interest expense	5,935	6,036
Other accrued expenses	4,026	2,306
	$46,060	54,806

(B)	The balance at December 31, 2017 includes $8.9 million payable to the former CEO, which was paid in May 2018.

(C)	Excludes $26.2 million and $36.4 million of commissions due to Sonatide at September 30, 2018 and December 31, 2017,

respectively. These amounts are included in amounts due to affiliates.

A summary of other current liabilities at September 30, 2018 and December 31, 2017 is as follows:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Taxes payable	$16,308	10,326
Amounts payable to holders of General Unsecured Claims	—	8,474
Other	2,586	893
	$18,894	19,693

A summary of other liabilities at September 30, 2018 and December 31, 2017 is as follows:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Postretirement benefits liability	$2,350	2,642
Pension liabilities	36,367	36,614
Deferred supplemental savings plan liability	5,450	6,592
Other	9,614	12,728
	$53,781	58,576

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

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

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Vessel revenues:
Americas	$28,039	17,449	8,961
Middle East/Asia Pacific	19,927	16,669	8,547
Europe/Mediterranean Sea	12,566	8,860	4,435
West Africa	36,479	27,593	12,397
	97,011	70,571	34,340
Other operating revenues (A)	2,181	3,729	1,923
	$99,192	74,300	36,263
Vessel operating profit (loss):
Americas	$1,212	(2,651)	(6,850)
Middle East/Asia Pacific	(701)	944	(118)
Europe/Mediterranean Sea	(2,056)	(711)	(2,517)
West Africa	3,912	687	(6,054)
	2,367	(1,731)	(15,539)
Other operating profit	485	809	821
	2,852	(922)	(14,718)

Corporate general and administrative expenses (B)	(9,415)	(4,797)	(2,840)
Corporate depreciation	(99)	(67)	(163)
Corporate expenses	(9,514)	(4,864)	(3,003)

Gain (loss) on asset dispositions, net	(1,571)	4	372
Asset impairments (C)	(16,853)	—	(21,325)
Operating loss	$(25,086)	(5,782)	(38,674)
Foreign exchange gain (loss)	1	(58)	(2,024)
Equity in net earnings (losses) of unconsolidated companies	56	1,305	269
Interest income and other, net	2,709	873	704
Reorganization items	—	(1,880)	(1,083,729)
Interest and other debt costs, net	(7,585)	(5,240)	(574)
Loss before income taxes	$(29,905)	(10,782)	(1,124,028)
Depreciation and amortization:
Americas	$3,858	2,295	3,197
Middle East/Asia Pacific	2,939	1,807	2,221
Europe/Mediterranean Sea	2,313	1,154	2,257
West Africa	4,176	2,407	3,037
	13,286	7,663	10,712
Other	5	412	285
Corporate	99	67	163
	$13,390	8,142	11,160
Additions to properties and equipment:
Americas	$564	—	—
Middle East/Asia Pacific	568	377	394
Europe/Mediterranean Sea	—	—	—
West Africa	54	159	101
	1,186	536	495
Corporate (D)	2,155	53	143
	$3,341	589	638

(A)

Included in other operating revenues for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $1.6 million and $0.4 million, respectively of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

(B)

Included in corporate general and administrative expenses for the three month period ended September 30, 2018 (Successor), are professional services costs related the proposed combination with GulfMark of $3.2 million.

(C)	Refer to Note (14) for additional information regarding asset impairment.

(D)	Included in Corporate are additions to properties and equipment relating to a vessel under construction which has not been assigned to a non-corporate reporting segment as of the date presented.

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Revenues:
Vessel revenues:
Americas	$86,721	17,449	121,380
Middle East/Asia Pacific	60,721	16,669	62,991
Europe/Mediterranean Sea	35,546	8,860	25,631
West Africa	105,691	27,593	93,499
	288,679	70,571	303,501
Other operating revenues (A)	7,607	3,729	8,617
	$296,286	74,300	312,118
Vessel operating profit (loss):
Americas	$11,804	(2,651)	8,069
Middle East/Asia Pacific	(2,329)	944	(7,597)
Europe/Mediterranean Sea	(6,753)	(711)	(19,783)
West Africa	3,867	687	(14,180)
	6,589	(1,731)	(33,491)
Other operating profit	2,767	809	651
	9,356	(922)	(32,840)

Corporate general and administrative expenses (B)	(23,909)	(4,797)	(39,299)
Corporate depreciation	(299)	(67)	(1,268)
Corporate expenses	(24,208)	(4,864)	(40,567)

Gain on asset dispositions, net	1,686	4	9,625
Asset impairments (C)	(24,254)	—	(249,606)
Operating loss	$(37,420)	(5,782)	(313,388)
Foreign exchange loss	(1,349)	(58)	(2,516)
Equity in net earnings (losses) of unconsolidated companies	(14,993)	1,305	7,627
Interest income and other, net	5,495	873	3,974
Reorganization items	—	(1,880)	(1,396,905)
Interest and other debt costs, net	(22,731)	(5,240)	(32,188)
Loss before income taxes	$(70,998)	(10,782)	(1,733,396)
Depreciation and amortization:
Americas	$10,700	2,295	25,242
Middle East/Asia Pacific	8,552	1,807	18,466
Europe/Mediterranean Sea	6,356	1,154	15,621
West Africa	12,269	2,407	22,447
	37,877	7,663	81,776
Other	16	412	1,995
Corporate	299	67	1,268
	$38,192	8,142	85,039
Additions to properties and equipment:
Americas	$2,831	—	27
Middle East/Asia Pacific	2,064	377	2,067
Europe/Mediterranean Sea	134	—	—
West Africa	35	159	469
	5,064	536	2,563
Corporate (D)	4,052	53	7,775
	$9,116	589	10,338

(A)

Included in other operating revenues for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $1.6 million and $1.1 million, respectively  of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

(B)

Included in corporate general and administrative expenses for the period from January 1, 2017 through July 31, 2017 (Predecessor), are restructuring-related professional services costs of $23.4 million. Included in corporate general and administrative expenses for the nine month period ended September 30, 2018 (Successor), are professional services costs related the proposed combination with GulfMark of $4.7 million.

(C)	Refer to Note (14) for additional information regarding asset impairment.

(D)	Included in Corporate are additions to properties and equipment relating to a vessel under construction which has not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(In thousands)	2018	2017
Total assets (A):
Americas (B)	$319,487	164,958
Middle East/Asia Pacific	203,320	48,268
Europe/Mediterranean Sea	153,877	171,157
West Africa (C)	458,327	864,299
	1,135,011	1,248,682
Other	—	2,443
	1,135,011	1,251,125
Investments in, at equity, and advances to unconsolidated companies	1,129	29,216
	1,136,140	1,280,341
Corporate (D)	454,769	465,839
	$1,590,909	1,746,180

(A)	The company’s segment level assets as of September 30, 2018, reflect the elimination of certain intersegment balances.

(B)	Americas segment assets include cash held by non-corporate subsidiaries of $100.3 million and $95.1 million, as of September 30, 2018 and December 31, 2017, respectively.

(C)	West Africa segment assets include due from related parties of $174.3 million and $263.7 million as of September 30, 2018 and December 31, 2017, respectively.

(D)

Corporate includes cash (including restricted cash) of $350.2 million and $336.4 million as of September 30, 2018 and December 31, 2017, respectively. Also included in Corporate at December 31, 2017 is a vessel under construction which has not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessel is assigned to a non-corporate reporting segment or the date it is delivered. At December 31, 2017,  $9.3 million of vessel construction costs are included in Corporate.

The following tables compare revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
Vessel revenue by vessel class (In thousands)		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue
Americas fleet:
Deepwater	$19,513	20%	$9,798	14%	4,304	12%
Towing-supply	6,417	7%	5,572	8%	3,747	11%
Other	2,109	2%	2,079	3%	910	3%
Total	$28,039	29%	$17,449	25%	8,961	26%
Middle East/Asia Pacific fleet:
Deepwater	$7,607	8%	$5,726	8%	2,667	8%
Towing-supply	12,156	12%	10,943	16%	5,880	17%
Other	164	<1%	—	—	—	—
Total	$19,927	20%	$16,669	24%	8,547	25%
Europe/Mediterranean Sea fleet:
Deepwater	$11,643	12%	$7,810	11%	3,383	10%
Towing-supply	923	1%	1,050	1%	1,052	3%
Other	—	—	—	—	—	—
Total	$12,566	13%	$8,860	12%	$4,435	13%
West Africa fleet:
Deepwater	$15,101	16%	$9,772	14%	4,205	12%
Towing-supply	17,805	18%	13,999	20%	7,072	21%
Other	3,573	4%	3,822	5%	1,120	3%
Total	$36,479	38%	$27,593	39%	$12,397	36%
Worldwide fleet:
Deepwater	$53,864	56%	$33,106	47%	14,559	42%
Towing-supply	37,301	38%	31,564	45%	17,751	52%
Other	5,846	6%	5,901	8%	2,030	6%
Total	$97,011	100%	$70,571	100%	34,340	100%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
Vessel revenue by vessel class (In thousands)		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue
Americas fleet:
Deepwater (A)	$58,379	20%	$9,798	14%	84,448	28%
Towing-supply	20,824	7%	5,572	8%	29,759	10%
Other	7,518	3%	2,079	3%	7,173	2%
Total	$86,721	30%	$17,449	25%	121,380	40%
Middle East/Asia Pacific fleet:
Deepwater	$26,774	9%	$5,726	8%	22,801	8%
Towing-supply	33,762	12%	10,943	16%	40,190	13%
Other	185	<1%	—	—	—	—
Total	$60,721	21%	$16,669	24%	62,991	21%
Europe/Mediterranean Sea fleet:
Deepwater	$33,260	11%	$7,810	11%	21,473	7%
Towing-supply	2,286	1%	1,050	1%	4,167	1%
Other	—	—	—	—	(9)	(<1%)
Total	$35,546	12%	$8,860	12%	25,631	8%
West Africa fleet:
Deepwater	$43,354	15%	$9,772	14%	31,306	10%
Towing-supply	51,265	18%	13,999	20%	53,769	18%
Other	11,072	4%	3,822	5%	8,424	3%
Total	$105,691	37%	$27,593	39%	93,499	31%
Worldwide fleet:
Deepwater (A)	$161,767	55%	$33,106	47%	160,028	53%
Towing-supply	108,137	38%	31,564	45%	127,885	42%
Other	18,775	7%	5,901	8%	15,588	5%
Total (A)	$288,679	100%	$70,571	100%	303,501	100%

(A)

Included in Americas fleet deepwater, Worldwide fleet deepwater and Worldwide total vessel revenues for the period January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

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

The below tables summarize the number of vessels impaired and the amount of the impairment incurred.

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands, except number of vessels impaired)	September 30, 2018	September 30, 2017	July 31, 2017
Number of vessels impaired in the period (A)	15	—	8
Amount of impairment incurred	$16,853	—	21,325

(A)

For the three month period ended September 30, 2018, (Successor) there were 15 stacked vessels impaired. For the period July 1 through July 31, 2017 there were seven stacked vessels and one active vessel impaired.

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands, except number of vessels impaired)	September 30, 2018	September 30, 2017	July 31, 2017
Number of vessels impaired in the period (A)	30	—	97
Amount of impairment incurred	$24,254	—	249,606

(A)

For the nine month period ended September 30, 2018, (Successor) there were 30 stacked vessels impaired. For the period January 1 through July 31, 2017 there were 90 stacked vessels and seven active vessels impaired.

(15)	GULFMARK MERGER

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

About Tidewater

The company’s vessels and associated vessel services provide support for all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Our offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked. At September 30, 2018, we owned or chartered 198 vessels (excluding five joint venture vessels, but including 62 stacked vessels) available to serve the global energy industry.

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

Amounts due from Sonatide (Due from affiliates in the consolidated balance sheets) at September 30, 2018 and December 31, 2017, of approximately $134 million and $230 million, respectively, represent cash received by Sonatide from customers and due to the company, amounts due from customers that are expected to be remitted to the company through Sonatide and costs incurred by the company on behalf of Sonatide. Approximately $23 million of the balance at September 30, 2018, represents invoiced but unpaid vessel revenue related to services performed by the company through the Sonatide joint venture. Remaining amounts due to the company from Sonatide are, in part, supported by approximately $67 million of cash held by Sonatide, of which the equivalent of approximately $36 million is denominated in Angolan kwanza, pending conversion into U.S. dollars and subsequent expatriation. In addition, the company owes Sonatide the aggregate sum of approximately $31 million, including approximately $26 million in commissions payable by the company to Sonatide. The company monitors the aggregate amounts due from Sonatide relative to the amounts due to Sonatide.

For the nine months ended September 30, 2018, the company collected (primarily through Sonatide) approximately $69 million from its Angolan operations. Of the approximately $69 million collected, approximately $61 million were U.S. dollars received by Sonatide on behalf of the company or U.S. dollars received directly by the company from customers. The balance of approximately $8 million collected reflects Sonatide’s conversion of Angolan kwanza into U.S. dollars and the subsequent expatriation of the dollars and payment to the company. The company also reduced the respective due from affiliates and due to affiliates balances by approximately $71 million during the nine months ended September 30, 2018 through netting transactions based on an agreement with the joint venture.

Amounts due to Sonatide (Due to affiliates in the consolidated balance sheets) at September 30, 2018 and December 31, 2017, of approximately $31 million and $99 million, respectively, represents amounts due to Sonatide for commissions payable and other costs paid by Sonatide on behalf of the company.

The company believes that the process for converting Angolan kwanza continues to function, but the relative scarcity of U.S. dollars in Angola continues to hinder the conversion process. Sonatide continues to press the commercial banks with which it has relationships to increase the amount of U.S. dollars that are made available to Sonatide.

For the nine month period ended September 30, 2018, the company’s Angolan operations generated vessel revenues of approximately $44 million, or 15%, of its consolidated vessel revenue, from an average of approximately 38 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the nine months ended September 30, 2018). For the period from August 1, 2017 through September 30, 2017, the company’s Angolan operations generated vessel revenues of approximately $14 million, or 20%, of its consolidated vessel revenue, from an average of approximately 44 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through September 30, 2017). For the period from January 1, 2017 through July 31, 2017, the company’s Angolan operations generated vessel revenues of approximately $60 million, or 20%, of its consolidated vessel revenue, from an average of approximately 52 company-owned vessels that are marketed through the Sonatide joint venture (22 of which were stacked on average during the period from January 1, 2017 through July 31, 2017).

In addition to vessels that Sonatide charters from the company, Sonatide owns four vessels (two of which are currently stacked) and certain other assets, in addition to earning commission from company-owned vessels marketed through the Sonatide joint venture (owned 49% by the company). As of September 30, 2018 and December 31, 2017, the carrying value of the company’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was $0 and approximately $27 million, respectively. During the nine months ended September 30, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar was devalued from a ratio of approximately 168 to 1 to a ratio of approximately 294 to 1, or approximately 75%.

Also during the nine months ended September 30, 2018, the company received a dividend from Sonatide of approximately $12 million which reduced the carrying value of the company’s investment in Sonatide to zero.  Approximately $5 million of dividends received in excess of the investment balance was recognized in earnings during the nine months ended September 30, 2018.

Management continues to explore ways to profitably participate in the Angolan market while evaluating opportunities to reduce the overall level of exposure to the increased risks that the company believes characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets. Redeployment of vessels to and from Angola since September 30, 2017 has resulted in a net two vessels transferred out of Angola. Company-owned vessels operating in Angola decreased by 45 vessels, from September 30, 2014 to September 30, 2018 (from 81 vessels to 36 vessels).  Company-owned active vessels decreased in the same period by 55 vessels (from 76 vessels to 21 vessels).

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

After a significant decrease in the price of oil during calendar years 2014 and 2015 largely due to an increase in global supply without a commensurate increase in worldwide demand, the price of crude oil, though volatile, generally increased during the calendar years 2016 and 2017 and through the first nine months of calendar year 2018. Our longer-term utilization and average day rate trends for our vessels will generally correlate with demand for, and the price of, crude oil, which at the end of September 2018 was trading around $73 per barrel for West Texas Intermediate (WTI) crude and $82 per barrel for Intercontinental Exchange (ICE) Brent crude, up from $50 and $52 per barrel for WTI and ICE Brent, respectively, at the end of December 2017. Several analysts expect that oil production will continue to rise (led by North America) and that this should balance the market, if not create a supply surplus over the near to immediate term. A supply surplus would likely exert downward pressure on the recently improved market prices for crude oil.

A recovery in onshore exploration, development and production activity and spending, and in particular North American onshore activity and spending as noted above, is underway and is expected to continue if oil and gas prices remain at current levels or continue to rise. A recovery in offshore activity and spending, much of which takes place in the international markets, is expected to lag increases in onshore exploration, development and production activity and spending. These same analysts expect that any material improvements in offshore exploration and development activity would likely not occur until calendar year 2019 or calendar year 2020, the timing of which is generally consistent with the trend of the projected global working offshore rig count according to recent IHS-Markit reports, as there are indications that exploration and production companies will remain conservative with their offshore-related capital expenditures in the near future.

The production of unconventional gas resources in North America and the commissioning of a number of Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Some analysts have noted that natural gas is being produced at historically high levels while consumption, at least in the United States, waned somewhat in 2017 primarily as a result of less demand by the electric power sector. At the end of September 2018, natural gas was trading in the U.S. at approximately $3.00 per Mcf, which was comparable to natural gas prices reported by the U.S. Energy Information Administration at the end of December 2017. Generally, high levels of onshore gas production and the prolonged downturn in natural gas prices experienced over the previous several years have had a negative impact on the offshore exploration and development plans of energy companies and the demand for offshore support vessel services.

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

Data published by IHS-Markit in September of 2018 estimate that the worldwide movable offshore drilling rig count is 850 rigs, of which approximately 425 offshore rigs were working in September of 2018, a slight decrease over the approximate 440 working rigs in September of 2017, and a decrease of approximately 2%, or 10 working rigs, from the number of working rigs in September of 2016. While the supply of, and demand for, offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore (rather than the total population of moveable offshore drilling rigs or the pricing for contract drilling services) is a more reliable indicator of overall offshore activity levels and the demand for offshore support vessel services. The pricing for offshore support vessel services are generally correlated with, not directly determined by, the pricing for contract drilling services.

According to IHS-Markit, of the estimated 850 movable offshore rigs worldwide, approximately 29%, or approximately 250 rigs, are designed to operate in deeper waters. Of the approximately 425 working offshore rigs at the end of September 2018, approximately 110 rigs, or 25%, are designed to operate in deeper waters. Utilization of deepwater rigs at the end of September 2018 was approximately 44% (110 working deepwater rigs divided by 250 total deepwater rigs). At the end of September 2018, the approximate 110 working deepwater rigs was down 12%, or approximately 15 working deepwater rigs, from the number of working deepwater rigs at the end of September 2017 and down 19%, or approximately 25 working deepwater rigs, from the number of working deepwater rigs at the end of September 2016. IHS-Markit also estimates that approximately 35% of the approximate 130 total offshore rigs currently under construction, or approximately 45 rigs, are being built to operate in deeper waters, suggesting that new build deepwater rigs represent approximately 41% of the approximately 110 deepwater rigs working at the end of September 2018. There is uncertainty as to whether the deepwater rigs currently under construction will increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery of additional rigs (deepwater and otherwise) within the next several years will have on the working rig count, especially in an environment of reduced offshore exploration and development spending.

Also, according to IHS-Markit, of the estimated 850 movable offshore rigs worldwide, approximately 61%, or approximately 520 rigs, are jack-up rigs. Of the approximately 425 working offshore rigs, approximately 290 rigs, or 68%, are jack-up rigs. As of the end of September 2018, the number of working jack-up rigs was comparable to the number of jack-up rigs that were working at the end of September 2017 and was up approximately 5%, or 15 working rigs, from the number of working rigs at the end of September 2016 suggesting that worldwide shallow-water exploration and production activity has at least stabilized, if not begun to recover during the last 12 to 24 months. Utilization of jack-up rigs at the end of September 2018 was approximately 56% (290 working jack-up rigs divided by 520 total jack-up rigs). The construction backlog for new jack-up rigs at the end of September 2018 (80 rigs) has been reduced from the jack-up construction backlog at the end of September 2017 by approximately 20 rigs. Nearly all of the jack-up rigs currently under construction are scheduled for delivery in the next 24 months, although the timing of such deliveries as scheduled remains uncertain given the generally depressed offshore rig market that currently exists. As discussed above with regards to the deepwater rig market and recognizing that 80 new build jack-up rigs represent 28% of the approximately 290 jack-up rigs working at the end of September 2018, there is also uncertainty as to how many of the jack-up rigs currently under construction, if delivered, will either increase the working fleet or replace older, less productive jack-up rigs.

The floating production unit market is also a current source of demand for offshore support vessels and also has potential to grow as a source of additional demand for offshore support vessels. Approximately 52 new floating production units are under construction, most of which are scheduled to be delivered over the next eighteen months. If delivered, these new units will supplement the approximately 390 floating production units currently operating worldwide, which is 8% higher than the number of floating production units working in September 2017 and approximately 11% higher than the number of floating production units working in September 2016. While the recent market trend in working floating production units currently appears to be a net positive for the offshore support vessel market, the risk of cancellation of some new build contracts or the stacking of currently operating floating production units remains.

In September 2018, the worldwide fleet of offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) is estimated at approximately 3,500 vessels which includes approximately 535 vessels, or approximately 15%, that are at least 25 years old and exceeding original expectations of their estimated economic lives. An additional 440 vessels, or 13% of the worldwide fleet, are at least 15 years old, but less than 25 years old. Older offshore support vessels, whether such vessels are at least 25 years old or at least 15 years old, could potentially be removed from the market if the cost of extending such vessels’ lives is not economical, especially in light of recent market conditions. Based on industry sources, the company believes approximately 2,400 offshore support vessels are currently active, available to work or idle, but not officially designated as in layup status with relevant classification societies.  Owners of such vessels would generally not be required to incur significant recertification and other maintenance costs (including hull surveys that are generally required every five years) in order to support oil and gas development-focused customers.

Also, according to IHS-Markit, there are approximately 230 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (205 vessels), on order or planned at the end of September 2018. The majority of the vessels under construction are scheduled to be delivered within the next 12 to 24 months; however, the company does not anticipate that all, or even a majority, of these vessels will ultimately be completed based on current and expected future offshore exploration and development activity, in addition to the substantial oversupply that still exists. Further increases in worldwide vessel capacity, due to either newbuild deliveries, or stacked vessel reactivations, would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity.

Excluding the 535 vessels that are at least 25 years old from the overall population, the number of offshore support vessels under construction (205 vessels) represents approximately 7% of the remaining worldwide fleet of approximately 2,965 offshore support vessels. Excluding the 975 vessels that are at least 15 years old from the overall population, the number of offshore support vessels under construction (205 vessels) represents approximately 8% of the remaining worldwide fleet of approximately 2,535 offshore support vessels.

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

Alternatively, the cancellation or deferral of delivery of some portion of the offshore support vessels that are under construction could mitigate the potential negative effects on vessel utilization and vessel pricing of reduced offshore exploration, development and production spending by our customers. To the extent the increase in crude oil prices that began in early 2016 ultimately leads to an increase both in offshore spending by our customers and additional vessel demand, additional vessel demand could also mitigate the possible negative effects of the new-build vessels being added to the global offshore support vessel fleet. In addition, the need to incur and fund recertification and other maintenance costs, particularly for vessels that have been stacked, may have an impact on the availability of vessels to support customers’ future offshore exploration, development and production activity, and could have a positive impact on the charter rates that vessel owners are able to secure for those vessels that have current certifications with the relevant classification societies and are otherwise available to work.

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

The following tables compare vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation and amortization expense, vessel operating leases and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel revenues:
Americas	$28,039	29%	17,449	25%	8,961	26%
Middle East/Asia Pacific	19,927	20%	16,669	24%	8,547	25%
Europe/Mediterranean Sea	12,566	13%	8,860	12%	4,435	13%
West Africa	36,479	38%	27,593	39%	12,397	36%
Total vessel revenues	$97,011	100%	70,571	100%	34,340	100%
Vessel operating costs:
Crew costs	$37,615	39%	27,705	39%	14,443	42%
Repair and maintenance	8,634	9%	6,373	9%	9,196	27%
Insurance and loss reserves	(1,706)	(2%)	1,679	2%	825	2%
Fuel, lube and supplies	7,980	8%	6,990	10%	2,851	8%
Other	12,714	13%	9,554	14%	5,350	16%
Total vessel operating costs	$65,237	67%	52,301	74%	32,665	95%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel revenues:
Americas (A)	$86,721	30%	17,449	25%	121,380	40%
Middle East/Asia Pacific	60,721	21%	16,669	24%	62,991	21%
Europe/Mediterranean Sea	35,546	12%	8,860	12%	25,631	8%
West Africa	105,691	37%	27,593	39%	93,499	31%
Total vessel revenues	$288,679	100%	70,571	100%	303,501	100%
Vessel operating costs:
Crew costs	$108,207	37%	27,705	39%	98,482	32%
Repair and maintenance	24,316	8%	6,373	9%	40,112	13%
Insurance and loss reserves	(586)	(<1%)	1,679	2%	2,183	1%
Fuel, lube and supplies	25,174	9%	6,990	10%	21,558	7%
Other	37,502	13%	9,554	14%	34,948	12%
Total vessel operating costs	$194,613	67%	52,301	74%	197,283	65%

(A)

Included in Americas vessel revenue for the period from January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

The following tables compare other operating revenues and costs related to brokered vessels, ROVs and other miscellaneous marine-related activities:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Other operating revenues	$2,181	3,729	1,923
Costs of other operating revenues	1,681	2,273	763

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Other operating revenues	$7,607	3,729	8,617
Costs of other operating revenues	4,797	2,273	5,037

The following tables present vessel operating costs by our four geographic segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$12,169	43%	8,402	48%	4,250	47%
Repair and maintenance	2,571	9%	1,471	9%	4,906	55%
Insurance and loss reserves	(488)	(2%)	404	2%	201	2%
Fuel, lube and supplies	2,081	7%	2,175	13%	760	9%
Other	1,787	7%	1,771	10%	536	6%
	18,120	64%	14,223	82%	10,653	119%
Middle East/Asia Pacific:
Crew costs	$8,412	42%	5,962	36%	3,139	37%
Repair and maintenance	1,859	9%	2,127	13%	580	7%
Insurance and loss reserves	(458)	(2%)	376	2%	250	3%
Fuel, lube and supplies	1,394	7%	1,268	7%	457	5%
Other	2,203	11%	2,001	12%	976	11%
	13,410	67%	11,734	70%	5,402	63%
Europe/Mediterranean Sea:
Crew costs	$5,642	45%	4,321	49%	2,140	48%
Repair and maintenance	1,837	15%	965	11%	755	17%
Insurance and loss reserves	116	1%	120	1%	87	2%
Fuel, lube and supplies	1,195	9%	579	7%	471	11%
Other	1,838	15%	1,152	13%	602	14%
	10,628	85%	7,137	81%	4,055	92%
West Africa:
Crew costs	$11,392	31%	9,020	33%	4,914	40%
Repair and maintenance	2,367	6%	1,810	7%	2,955	24%
Insurance and loss reserves	(876)	(2%)	779	3%	287	2%
Fuel, lube and supplies	3,310	9%	2,968	11%	1,163	9%
Other	6,886	19%	4,630	17%	3,236	26%
	23,079	63%	19,207	71%	12,555	100%
Total vessel operating costs	$65,237	67%	52,301	74%	32,665	95%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$32,420	37%	8,402	48%	34,469	31%
Repair and maintenance	5,830	7%	1,471	9%	11,633	9%
Insurance and loss reserves	(7)	(<1%)	404	2%	615	2%
Fuel, lube and supplies	5,491	6%	2,175	13%	8,051	7%
Other	4,983	6%	1,771	10%	8,745	8%
	48,717	56%	14,223	82%	63,513	57%
Middle East/Asia Pacific:
Crew costs	$25,115	41%	5,962	36%	22,428	36%
Repair and maintenance	4,916	8%	2,127	13%	9,560	16%
Insurance and loss reserves	(225)	(<1%)	376	2%	200	<1%
Fuel, lube and supplies	5,955	10%	1,268	7%	4,539	8%
Other	7,523	12%	2,001	12%	7,236	12%
	43,284	71%	11,734	70%	43,963	72%
Europe/Mediterranean Sea:
Crew costs	$16,410	46%	4,321	49%	12,660	49%
Repair and maintenance	5,398	15%	965	11%	5,242	18%
Insurance and loss reserves	473	1%	120	1%	739	2%
Fuel, lube and supplies	4,141	12%	579	7%	2,964	10%
Other	4,903	14%	1,152	13%	3,832	14%
	31,325	88%	7,137	81%	25,437	93%
West Africa:
Crew costs	$34,262	32%	9,020	33%	28,925	31%
Repair and maintenance	8,172	8%	1,810	7%	13,677	13%
Insurance and loss reserves	(827)	(1%)	779	3%	629	2%
Fuel, lube and supplies	9,587	9%	2,968	11%	6,004	7%
Other	20,093	19%	4,630	17%	15,135	16%
	71,287	67%	19,207	71%	64,370	69%
Total vessel operating costs	$194,613	67%	52,301	74%	197,283	65%

The following tables present vessel operations general and administrative expenses by our four geographic segments, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas	$4,849	17%	3,582	21%	1,899	21%
Middle East/Asia Pacific	4,279	21%	2,184	13%	1,042	12%
Europe/Mediterranean Sea	1,681	13%	834	9%	418	9%
West Africa	5,312	15%	4,614	17%	2,520	20%
Total vessel operations general and administrative expenses	$16,121	17%	11,214	16%	5,879	17%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas	$15,500	18%	3,582	21%	14,081	12%
Middle East/Asia Pacific	11,214	18%	2,184	13%	8,159	13%
Europe/Mediterranean Sea	4,618	13%	834	9%	2,981	12%
West Africa	18,268	17%	4,614	17%	18,105	19%
Total vessel operations general and administrative expenses	$49,600	17%	11,214	16%	43,326	14%

The following tables present vessel operating leases by our four geographic segments, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operating leases (A):
Americas	$—	—	—	—	62	1%
Middle East/Asia Pacific	—	—	—	—	—	—
Europe/Mediterranean Sea	—	—	447	5%	223	5%
West Africa	—	—	677	2%	338	3%
Total vessel operating leases	$—	—	1,124	2%	623	2%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operating leases (A):
Americas	$—	—	—	—	10,475	9%
Middle East/Asia Pacific	—	—	—	—	—	—
Europe/Mediterranean Sea	—	—	447	5%	1,375	5%
West Africa	—	—	677	2%	2,757	3%
Total vessel operating leases	$—	—	1,124	2%	14,607	5%

(A)	As part of the Plan of reorganization, we rejected all vessel lease agreements during the period from January 1, 2017 through July 31, 2017.

The following tables present depreciation and amortization expense by the company’s geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total vessel depreciation expense and the related total vessel depreciation expense as a percentage of total vessel revenues:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Depreciation and amortization expense (A):
Americas	$3,858	14%	2,295	13%	3,197	36%
Middle East/Asia Pacific	2,939	15%	1,807	11%	2,221	26%
Europe/Mediterranean Sea	2,313	18%	1,154	13%	2,257	51%
West Africa	4,176	11%	2,407	9%	3,037	24%
Total vessel depreciation expense	$13,286	14%	7,663	11%	10,712	31%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Depreciation and amortization expense (A):
Americas	$10,700	12%	2,295	13%	25,242	21%
Middle East/Asia Pacific	8,552	14%	1,807	11%	18,466	29%
Europe/Mediterranean Sea	6,356	18%	1,154	13%	15,621	61%
West Africa	12,269	12%	2,407	9%	22,447	24%
Total vessel depreciation expense	$37,877	39%	7,663	11%	81,776	27%

(A)	As a result of the application of fresh-start accounting upon emergence from bankruptcy, we significantly reduced the carrying value of properties and equipment.

The following tables compare other operating revenues and costs related to the company’s ROV and related subsea services operations, brokered vessels and other miscellaneous marine-related activities:

Successor	Predecessor
Period from	Period from
Three Months	August 1, 2017	July 1, 2017
Ended	through	through
September 30, 2018	September 30, 2017	July 31, 2017
(In thousands)	%	%	%
Other operating revenues (A)	$2,181	100%	3,729	100%	1,923	100%
Costs of other operating revenues	(1,681)	(77%)	(2,273)	(61%)	(763)	(40%)
General and administrative expenses - other operating activities	(10)	(<1%)	(235)	(6%)	(54)	(3%)
Depreciation and amortization - other operating activities	(5)	(<1%)	(412)	(11%)	(285)	(14%)
Total other operating profit (loss)	$485	22%	809	22%	821	43%

(A)

Included in other operating revenues for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $1.6 million and $0.4 million, respectively of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

Successor	Predecessor
Period from	Period from
Nine Months	August 1, 2017	January 1, 2017
Ended	through	through
September 30, 2018	September 30, 2017	July 31, 2017
(In thousands)	%	%	%
Other operating revenues (A)	$7,607	100%	3,729	100%	8,617	100%
Costs of other operating revenues	(4,797)	(63%)	(2,273)	(61%)	(5,037)	(58%)
General and administrative expenses - other operating activities	(27)	(<1%)	(235)	(6%)	(934)	(11%)
Depreciation and amortization - other operating activities	(16)	(<1%)	(412)	(11%)	(1,995)	(23%)
Total other operating profit (loss)	$2,767	36%	809	22%	651	8%

(A)

Included in other operating revenues for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $1.6 million and $1.1 million, respectively of revenues related to the company’s subsea business. The eight ROVs representing substantially all of the company’s subsea assets were sold in December 2017.

The following tables compare operating loss and other components of loss before income taxes and its related percentage of total revenue:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas	$1,212	1%	(2,651)	(4%)	(6,850)	(19%)
Middle East/Asia Pacific	(701)	(1%)	944	1%	(118)	(<1%)
Europe/Mediterranean Sea	(2,056)	(2%)	(711)	(<1%)	(2,517)	(7%)
West Africa	3,912	4%	687	<1%	(6,054)	(17%)
	2,367	2%	(1,731)	(3%)	(15,539)	(43%)
Other operating profit	485	1%	809	1%	821	2%
	2,852	3%	(922)	(2%)	(14,718)	(41%)

Corporate general and administrative expenses (A)	(9,415)	10%	(4,797)	(7%)	(2,840)	(8%)
Corporate depreciation	(99)	(<1%)	(67)	(<1%)	(163)	(<1%)
Corporate expenses	(9,514)	(10%)	(4,864)	(7%)	(3,003)	(8%)

Gain (loss) on asset dispositions, net	(1,571)	(2%)	4	<1%	372	1%
Asset impairments	(16,853)	(17%)	—	—	(21,325)	(59%)
Operating loss	$(25,086)	(26%)	(5,782)	(9%)	(38,674)	(107%)
Foreign exchange loss	1	<1%	(58)	(<1%)	(2,024)	(5%)
Equity in net earnings (losses) of unconsolidated companies	56	(<1%)	1,305	2%	269	1%
Interest income and other, net	2,709	3%	873	1%	704	2%
Reorganization items	—	—	(1,880)	(2%)	(1,083,729)	(2989%)
Interest and other debt costs, net	(7,585)	(8%)	(5,240)	(7%)	(574)	(2%)
Loss before income taxes	$(29,905)	(31%)	(10,782)	(15%)	(1,124,028)	(3100%)

(A)

Included in corporate general and administrative expenses for the three month period ended September 30, 2018 (Successor), are professional services costs related the proposed combination with GulfMark of $3.2 million.

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas (A)	$11,804	4%	(2,651)	(4%)	8,069	3%
Middle East/Asia Pacific	(2,329)	(1%)	944	1%	(7,597)	(2%)
Europe/Mediterranean Sea	(6,753)	(2%)	(711)	(<1%)	(19,783)	(6%)
West Africa	3,867	1%	687	<1%	(14,180)	(5%)
	6,589	2%	(1,731)	(3%)	(33,491)	(10%)
Other operating profit	2,767	1%	809	1%	651	<1%
	9,356	3%	(922)	(2%)	(32,840)	(10%)

Corporate general and administrative expenses (B)	(23,909)	(8%)	(4,797)	(7%)	(39,299)	(13%)
Corporate depreciation	(299)	(<1%)	(67)	(<1%)	(1,268)	(<1%)
Corporate expenses	(24,208)	(8%)	(4,864)	(7%)	(40,567)	(13%)

Gain on asset dispositions, net	1,686	1%	4	<1%	9,625	3%
Asset impairments	(24,254)	(9%)	—	—	(249,606)	(80%)
Operating loss	$(37,420)	(13%)	(5,782)	(9%)	(313,388)	(100%)
Foreign exchange loss	(1,349)	(<1%)	(58)	(<1%)	(2,516)	(<1%)
Equity in net earnings (losses) of unconsolidated companies	(14,993)	(5%)	1,305	2%	7,627	2%
Interest income and other, net	5,495	2%	873	1%	3,974	1%
Reorganization items	—	—	(1,880)	(2%)	(1,396,905)	(448%)
Interest and other debt costs, net	(22,731)	(8%)	(5,240)	(7%)	(32,188)	(10%)
Loss before income taxes	$(70,998)	(24%)	(10,782)	(15%)	(1,733,396)	(555%)

(A)

Included in Americas vessel operating profit for the period from January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

(B)

Included in corporate general and administrative expenses for the period from January 1, 2017 through July 31, 2017 (Predecessor), are restructuring-related professional services costs of $23.4 million. Included in corporate general and administrative expenses for the nine month period ended September 30, 2018 (Successor), are professional services costs related the proposed combination with GulfMark of $4.7 million.

During the first nine months of 2018, we continued to focus on identifying and implementing cost saving measures given the sharp reduction in revenues due to a continued challenging operating environment and reduced E&P spending (and reduced offshore spending in particular). Key elements of our response to these conditions during the first nine months of 2018 included sustaining our offshore support vessel fleet and its global operating footprint while maintaining adequate liquidity to fund operations. During the period, operating management was focused on safe, compliant operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At September 30, 2018, the company had 198 owned or chartered vessels (excluding eight joint-venture vessels) in its fleet with an average age of 9.3 years. The average age of the company’s 136 active vessels at September 30, 2018 is 8.4 years.

Three Months Ended September 30, 2018 and 2017

Consolidated Results. Revenues earned for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor) were $99.2 million, $74.3 million and $36.3 million, respectively. Revenues have generally decreased as compared to the periods of the prior year primarily as a result of the prolonged industry downturn which has led to the operation of a smaller active vessel fleet as demand for offshore supply vessel services has decreased.

As a result of lower demand for our vessels as compared to the prior year, we have reduced vessel operating costs and especially crew, fuel, lube and supplies and other vessel costs. Such operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $65.3 million, $52.3 million and $32.7 million, respectively. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Such costs were expensed in the period incurred under the accounting policy of the Predecessor.

Depreciation expense for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), was $13.4 million, $8.1 million and $11.2 million, respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment. In addition, the company has scrapped or otherwise disposed of 36 vessels since September 30, 2017.

General and administrative expenses for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $25.5 million, $16.2 million and $8.8 million, respectively. During the three months ended September 30, 2018 the company’s continuing efforts to reduce overhead costs due to the downturn in the offshore services market, were offset by increased professional services costs related to the proposed combination with GulfMark of $3.2 million.

For the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), we recorded $16.9 million, $0 million and $21.3 million, respectively of asset impairments primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017, the company adopted fresh-start accounting and significantly reduced the carrying values of its vessels and other long-lived assets.

Interest and other debt costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $7.6 million, $5.2 million and $0.6 million, respectively. Interest and other debt costs for the three months ended September 30, 2018 reflects our post-restructuring capital structure which includes debt of $443.0 million at September 30, 2018.

The company’s outstanding receivable from Sonatide related to our work in Angola was reduced by approximately $19 million to approximately $133 million during the three month period ended September 30, 2018 (Successor). The company’s outstanding payable to Sonatide (including commissions payable) decreased by approximately $16 million to approximately $31 million during the same period. As a result, the company’s outstanding receivable from Sonatide, net of the company’s outstanding payable to Sonatide (including commissions payable) was reduced by approximately $4 million during the three month period ended September 30, 2018 (Successor). Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars, has successfully initiated some conversion of kwanza into dollars and has also successfully reduced the due from affiliates and due to affiliates balances via agreed netting transactions between the company and Sonatide. In addition, the net amount due from our Nigeria joint venture, DTDW, decreased by approximately $5 million during the three month period ended September 30, 2018. For additional disclosure regarding the Sonatide Joint Venture, refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Americas Segment Operations. Vessel revenues in the Americas segment for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $28.0 million, $17.4 million and $9.0 million respectively.

Americas segment operating profit for the three months ended September 30, 2018 (Successor) was $1.2 million, and operating loss for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $2.7 million and $6.9 million respectively.

Vessel operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $18.1 million, $14.2 million and $10.7 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the three month period ended September 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. There were no vessel operating lease costs for the period from August 1, 2017 through September 30, 2017 (Successor). Vessel operating lease expense for the period from July 1, 2017 through July 31, 2017 (Predecessor), was $0.1 million.

Depreciation expense for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $3.9 million, $2.3 million and $3.2 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $4.8 million, $3.6 million and $1.9 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of continuing cost reduction initiatives undertaken as a result of the significant industry downturn which has continued through September 2018.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $19.9 million, $16.7 million and $8.5 million respectively.

Operating loss for the Middle East/Asia Pacific segment for the three months ended September 30, 2018 (Successor), was $0.7 million. Operating profit for the period from August 1, 2017 through September 30, 2017 (Successor), was $0.9 million and operating loss for the period from July 1, 2017 through July 31, 2017 (Predecessor), was $0.1 million.

Vessel operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $13.4 million, $11.7 million and $5.4 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

Depreciation expense for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $2.9 million, $1.8 million and $2.2 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $4.3 million, $2.2 million and $1.0 million, respectively.

Europe/Mediterranean Sea Segment Operations. Vessel revenues in the Europe/Mediterranean Sea segment for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $12.6 million, $8.9 million and $4.4 million, respectively.

Operating loss for the Europe/Mediterranean Sea segment for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $2.1 million, $0.7 million and $2.5 million respectively.

Vessel operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $10.6 million, $7.1 million and $4.1 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the three month period ended September 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $0.4 million and $0.2 million, respectively.

Depreciation expense for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $2.3 million, $1.2 million and $2.3 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $1.7 million, $0.8 million and $0.4 million, respectively.

West Africa Segment Operations.  Vessel revenues in the West Africa segment for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $36.5 million, $27.6 million and $12.4 million respectively.

Operating profit for the West Africa segment for the three months ended September 30, 2018 (Successor) and the period from August 1, 2017 through September 30, 2017 (Successor), were $3.9 million and $0.7 million respectively. Operating loss for the period from July 1, 2017 through July 31, 2017 (Predecessor), was $6.1 million.

Vessel operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $23.1 million, $19.2 million and $12.6 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the three month period ended September 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $0.7 million and $0.3 million, respectively.

Depreciation expense for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $4.2 million, $2.4 million and $3.0 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were $5.3 million, $4.6 million and $2.5 million, respectively. Overall reduction in general and administrative expenses is the result of the company’s continuing efforts to reduce overhead costs.

Nine Months Ended September 30, 2018 and 2017

Consolidated Results. Revenues earned for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $296.3 million, $74.3 million and $312.1 million, respectively. Revenues have generally decreased as compared to the periods of the prior year primarily as a result of the prolonged industry downturn. Since September 30,

2017, the number of active vessels and the worldwide average vessel day rates have decreased. Additionally, revenues for the period from January 1, 2017 through July 31, 2017 (Predecessor), include a $39.1 million early termination fee related to the early cancellation of a long-term vessel charter contract.

We have responded to reductions in revenue by reducing vessel operating costs. Such operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $194.6 million, $52.3 million and $197.3 million, respectively. While a portion of these costs relate to lower levels of vessel operations, subsequent to July 31, 2017, and in connection with the application of fresh start accounting, the company implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Such costs were expensed in the period incurred under the accounting policy of the Predecessor.

Depreciation expense for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), was $38.2 million, $8.1 million and $85.0 million, respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment. In addition, the company has scrapped or disposed of 36 vessels since September 30, 2017.

General and administrative expenses for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $73.5 million, $16.2 million and $83.6 million, respectively. Included in general and administrative expenses for the period from January 1, 2017 through July 31, 2017 (Predecessor) was $23.4 million of restructuring-related professional services expenses. The company did not incur any such restructuring-related professional services expenses during the nine months ended September 30, 2018 (Successor), but did incur professional services costs related to the proposed combination with GulfMark of $4.7 million.

For the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), we recorded $24.3 million, $0 million and $249.6 million, respectively of asset impairments primarily due to the continued stacking of underutilized vessels (as a result of the decrease in the volume of oil and gas exploration, field development and production spending by our customers) and a decline in offshore support vessel values. As of the company’s emergence from Chapter 11 bankruptcy on July 31, 2017, the company adopted fresh-start accounting and significantly reduced the carrying values of its vessels and other long-lived assets.

Interest and other debt costs, net for the for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $22.7 million, $5.2 million and $32.2 million, respectively. Interest and other debt costs for the three months ended September 30, 2018, reflects our post-restructuring capital structure which includes debt of $443 million at September 30, 2018.

The company’s outstanding receivable from Sonatide for work in Angola was reduced by approximately $97 million to approximately $133 million during the nine months ended September 30, 2018 (Successor). The company’s outstanding payable to Sonatide (including commissions payable) decreased by approximately $68 million to approximately $31 million during the same period. As a result, the company’s outstanding receivable from Sonatide, net of the company’s outstanding payable to Sonatide (including commissions payable) was reduced by approximately $28 million during the nine month period ended September 30, 2018 (Successor). Sonatide has had some success in obtaining contracts that allow for a portion of services in Angola to be paid in dollars, has successfully initiated some conversion of kwanza into dollars and has also successfully reduced the due from affiliates and due to affiliates balances via agreed netting transactions between the company and Sonatide. For additional disclosure regarding the Sonatide Joint Venture, refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Americas Segment Operations. Vessel revenues in the Americas segment for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $86.7 million, $17.4 million and $121.4 million respectively. Included in Americas vessel revenue for the period from January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

At December 31, 2017, we had 27 stacked Americas-based vessels. During the first nine months of 2018, we stacked three vessels, returned two previously stacked vessels to service, transferred in one vessel from another segment and disposed of eight vessels resulting in a total of 21 stacked Americas-based vessels, or approximately 44% of the Americas-based fleet, as of September 30, 2018.

Americas segment operating profit for the nine months ended September 30, 2018 (Successor), was $11.8 million, and operating loss for the period from August 1, 2017 through September 30, 2017 (Successor), was $2.7 million. Operating profit for the period from January 1, 2017 through July 31, 2017 (Predecessor), was $8.1 million.

Vessel operating costs for the three months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $48.7 million, $14.2 million and $63.5 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the nine months ended September 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. There was no vessel operating lease costs for the period from August 1, 2017 through September 30, 2017 (Successor). Vessel operating lease expense for the period from January 1, 2017 through July 31, 2017 (Predecessor), was $10.5 million.

Depreciation expense for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $10.7 million, $2.3 million and $25.2 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $15.5 million, $3.6 million and $14.1 million, respectively. General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives, including headcount reductions.

Middle East/Asia Pacific Segment Operations. Vessel revenues in the Middle East/Asia Pacific segment for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $60.7 million, $16.7 million and $63.0 million, respectively.

At December 31, 2017, we had 16 stacked Middle East/Asia Pacific-based vessels. During the first nine months of 2018, we stacked four vessels, returned three previously stacked vessels to service, transferred one vessel to another segment and disposed of seven vessels, resulting in a total of 12 stacked Middle East/Asia Pacific-based vessels, or approximately 26% of the Middle East/Asia Pacific-based fleet, as of September 30, 2018.

Operating loss for the Middle East/Asia Pacific segment for the nine months ended September 30, 2018 (Successor), was $2.3 million. Operating profit for the for the period from August 1, 2017 through September 30, 2017 (Successor), was $0.9 million and operating loss for the period from January 1, 2017 through July 31, 2017 (Predecessor), was $7.6 million.

Vessel operating costs for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $43.3 million, $11.7 million and $44.0 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

Depreciation expense for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were

$8.6 million, $1.8 million and $18.5 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $11.2 million, $2.2 million and $8.2 million, respectively.

Europe/Mediterranean Sea Segment Operations. Vessel revenues in the Europe/Mediterranean Sea segment for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $35.5 million, $8.9 million and $25.6 million, respectively.

At December 31, 2017, we had six stacked Europe/Mediterranean Sea-based vessels. During the first nine months of 2018, we stacked one vessel and returned three previously stacked vessels to work resulting in a total of three stacked Europe/Mediterranean Sea-based vessels, or approximately 14% of the Europe/Mediterranean Sea-based fleet, as of September 30, 2018.

Operating loss for the Europe/Mediterranean Sea segment for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $6.8 million, $0.7 million and $19.8 million, respectively.

Vessel operating costs for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $31.3 million, $7.1 million and $25.4 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the nine months ended September 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $0.4 million and $1.4 million, respectively.

Depreciation expense for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $6.4 million, $1.2 million and $15.6 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017, resulting from the application of fresh-start accounting.

General and administrative expenses for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $4.6 million, $0.8 million and $3.0 million, respectively.

West Africa Segment Operations. Vessel revenues in the West Africa segment for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $105.7 million, $27.6 million and $93.5 million respectively.

At December 31, 2017, we had 40 stacked West Africa-based vessels. During the first nine months of 2018, we stacked seven additional vessels, disposed of 15 vessels and returned four previously stacked vessels to work, resulting in a total of 28 stacked West Africa-based vessels, or approximately 34% of the West Africa-based fleet, as of September 30, 2018.

Operating profit for the West Africa segment for the nine months ended September 30, 2018 (Successor) and the period from August 1, 2017 through September 30, 2017 (Successor), were $3.9 million and $0.7 million, respectively. Operating loss for the period from January 1, 2017 through July 31, 2017 (Predecessor), was $14.2 million.

Vessel operating costs for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $71.3 million, $19.2 million and $64.4 million, respectively. Overall vessel operating costs have decreased in the current period as compared to prior year primarily due to the reduction in crew costs, fuel, lube and supplies and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy the company implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

There were no vessel operating lease costs in the nine month period ended September 30, 2018 (Successor), as a result of the termination of lease contracts in conjunction with the Plan. Vessel operating lease costs for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $0.7 million and $2.8 million, respectively.

Depreciation expense for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $12.3 million, $2.4 million and $22.4 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were $18.3 million, $4.6 million and $18.1 million, respectively. Reduction in general and administrative expenses is the result of the company’s continuing efforts to reduce overhead costs.

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

The tables below summarize the number of vessels impaired and the amount of the impairment incurred.

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands, except number of vessels impaired)	September 30, 2018	September 30, 2017	July 31, 2017
Number of vessels impaired in the period (A)	15	—	8
Amount of impairment incurred	$16,853	—	21,325

(A)

For the three month period ended September 30, 2018 (Successor), there were 15 stacked vessels impaired. For the period July 1, 2017 through July 31, 2017 (Predecessor), there were seven stacked vessels and one active vessel impaired.

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands, except number of vessels impaired)	September 30, 2018	September 30, 2017	July 31, 2017
Number of vessels impaired in the period (A)	30	—	97
Amount of impairment incurred	$24,254	—	249,606

(A)

For the nine month period ended September 30, 2018 (Successor), there were 30 stacked vessels impaired. For the period January 1, 2017 through July 31, 2017 (Predecessor), there were 90 stacked vessels and seven active vessels impaired.

Insurance and Loss Reserves. Insurance and loss reserves in the nine month period ended September 30, 2018 (Successor), for the period from August 1, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), reflect favorable developments in case-based reserves and experience-based, retrospective premium adjustments and the decline in the number of vessels in the company’s fleet.

Gains on Asset Dispositions, Net. During the three months and nine months ended September 30, 2018 (Successor), the company recognized net losses of $1.6 million related to the sale of seven vessels and other assets and net gains of $1.7 million, related to the sale of 30 vessels and other assets related to the sale of seven vessels and other assets.

During the period from August 1, 2017 through September 30, 2017 (Successor), the company did not have material gains on asset dispositions, net.  Included in gain on asset dispositions, net for the period from July 1, 2017 through July 31, 2017 (Predecessor), was $0.4 million related to the sale of four vessels.

Included in gain on asset dispositions, net for the period from January 1, 2017 through July 31, 2017 (Predecessor), were $8.9 million of deferred gains from sale leaseback transactions and $0.8 million related to the sale of nine vessels.

Foreign Exchange Losses. During the three months ended September 30, 2018 (Successor), the company recognized a negligible net foreign exchange gain. During the nine months ended September 30, 2018 (Successor), the company recognized a foreign exchange loss of $1.3 million primarily as a result of the revaluation of Brazilian reais- denominated working capital balances to their U.S. dollar reporting currency values. From December 31, 2017 to September 30, 2018, the Brazilian reais exchange rate devalued versus the U.S. dollar from a ratio of approximately 3.3 to 1 to a ratio of approximately 4.1 to 1, or approximately 25%.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (five vessels at September 30, 2018).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$19,513	9,798	4,304
Towing-supply	6,417	5,572	3,747
Other	2,109	2,079	910
Total	$28,039	17,449	8,961
Middle East/Asia Pacific fleet:
Deepwater	$7,607	5,726	2,667
Towing-supply	12,156	10,943	5,880
Other	164	—	—
Total	$19,927	16,669	8,547
Europe/Mediterranean Sea fleet:
Deepwater	$11,643	7,810	3,383
Towing-supply	923	1,050	1,052
Other	—	—	—
Total	$12,566	8,860	4,435
West Africa fleet:
Deepwater	$15,101	9,772	4,205
Towing-supply	17,805	13,999	7,072
Other	3,573	3,822	1,120
Total	$36,479	27,593	12,397
Worldwide fleet:
Deepwater	$53,864	33,106	14,559
Towing-supply	37,301	31,564	17,751
Other	5,846	5,901	2,030
Total	$97,011	70,571	34,340
UTILIZATION:
Americas fleet:
Deepwater	50.6%	21.8%	18.1%
Towing-supply	40.6	35.6	37.0
Other	41.2	46.1	43.8
Total	46.1%	28.9%	26.6%
Middle East/Asia Pacific fleet:
Deepwater	59.0%	45.6%	40.8%
Towing-supply	64.2	57.1	57.2
Other	—	—	—
Total	62.4%	52.5%	51.1%
Europe/Mediterranean Sea fleet:
Deepwater	72.0%	72.9%	69.5%
Towing-supply	44.3	40.6	79.8
Other	—	—	—
Total	67.0%	61.6%	66.5%
West Africa fleet:
Deepwater	61.9%	53.4%	40.8%
Towing-supply	48.0	45.7	44.2
Other	44.2	49.7	34.8
Total	51.4%	49.1%	40.1%
Worldwide fleet:
Deepwater	60.0%	43.6%	36.9%
Towing-supply	52.7	48.2	50.1
Other	43.6	46.3	34.1
Total	54.5%	46.0%	42.0%

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater (A)	$16,138	19,698	18,845
Towing-supply	11,115	13,547	16,435
Other	9,281	9,250	8,384
Total	$13,924	15,394	15,863
Middle East/Asia Pacific fleet:
Deepwater	$8,411	9,805	10,054
Towing-supply	6,422	7,325	7,537
Other	—	—	—
Total	$7,123	8,022	8,175
Europe/Mediterranean Sea fleet:
Deepwater	$9,802	9,826	8,722
Towing-supply	5,658	7,073	7,082
Other	—	—	—
Total	$9,302	9,392	8,268
West Africa fleet:
Deepwater	$9,793	11,492	13,663
Towing-supply	13,019	13,220	13,582
Other	3,515	4,068	3,273
Total	$9,291	9,686	10,565
Worldwide fleet:
Deepwater	$11,121	12,142	12,242
Towing-supply	9,323	10,141	10,583
Other	4,701	5,068	4,463
Total	$9,616	10,077	10,339

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater (A)	$58,379	9,798	84,448
Towing-supply	20,824	5,572	29,759
Other	7,518	2,079	7,173
Total	$86,721	17,449	121,380
Middle East/Asia Pacific fleet:
Deepwater	$26,774	5,726	22,801
Towing-supply	33,762	10,943	40,190
Other	185	—	—
Total	$60,721	16,669	62,991
Europe/Mediterranean Sea fleet:
Deepwater	$33,260	7,810	21,473
Towing-supply	2,286	1,050	4,167
Other	—	—	(9)
Total	$35,546	8,860	25,631
West Africa fleet:
Deepwater	$43,354	9,772	31,306
Towing-supply	51,265	13,999	53,769
Other	11,072	3,822	8,424
Total	$105,691	27,593	93,499
Worldwide fleet:
Deepwater (A)	$161,767	33,106	160,028
Towing-supply	108,137	31,564	127,885
Other	18,775	5,901	15,588
Total (A)	$288,679	70,571	303,501
UTILIZATION:
Americas fleet:
Deepwater	49.2%	21.8%	25.3%
Towing-supply	38.0	35.6	38.8
Other	50.4	46.1	47.2
Total	45.7%	28.9%	31.9%
Middle East/Asia Pacific fleet:
Deepwater	59.0%	45.6%	48.8%
Towing-supply	54.3	57.1	55.9
Other	100.0	—	—
Total	55.9%	52.5%	52.7%
Europe/Mediterranean Sea fleet:
Deepwater	72.2%	72.9%	61.7%
Towing-supply	32.9	40.6	51.6
Other	—	—	—
Total	65.0%	61.6%	54.6%
West Africa fleet:
Deepwater	58.1%	53.4%	46.1%
Towing-supply	44.5	45.7	46.7
Other	43.1	49.7	33.2
Total	48.3%	49.1%	41.7%
Worldwide fleet:
Deepwater	58.5%	43.6%	41.1%
Towing-supply	46.8	48.2	49.1
Other	44.4	46.3	33.4
Total	51.4%	46.0%	43.1%

(A)

Included in Americas fleet deepwater, Worldwide fleet deepwater and Worldwide total revenue for the period from January 1, 2017 through July 31, 2017, is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater (A)	$17,012	19,698	38,454
Towing-supply	13,124	13,547	16,893
Other	9,111	9,250	8,957
Total	$14,841	15,394	25,507
Middle East/Asia Pacific fleet:
Deepwater	$9,286	9,805	9,893
Towing-supply	6,542	7,325	7,735
Other	—	—	—
Total	$7,545	8,022	8,398
Europe/Mediterranean Sea fleet:
Deepwater	$9,564	9,826	9,457
Towing-supply	6,371	7,073	7,280
Other	—	—	—
Total	$9,266	9,392	9,015
West Africa fleet:
Deepwater	$10,145	11,492	13,536
Towing-supply	13,101	13,220	14,135
Other	3,447	4,068	3,431
Total	$9,272	9,686	10,908
Worldwide fleet:
Deepwater (A)	$11,501	12,142	17,616
Towing-supply	9,813	10,141	11,284
Other	4,646	5,068	4,788
Total (A)	$9,911	10,077	12,820

(A)    Included in Americas fleet deepwater average day rates for the period from January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to early cancellation of a long-term vessel charter contract. Americas fleet deepwater, Worldwide fleet deepwater and Worldwide fleet total average day rates for the period from January 1, 2017 through July 31, 2017 (Predecessor), were increased by $17,826, $4,310 and $1,654, respectively, as a result of the recognition of revenue related to the early cancellation of the vessel charter contract.

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following tables compare the average number of vessels by class and geographic distribution:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Americas fleet:
Deepwater	26	37	41
Towing-supply	15	19	20
Other	6	8	8
Total	47	64	69
Less stacked vessels	(20)	(38)	(41)
Active vessels	27	26	28
Middle East/Asia Pacific fleet:
Deepwater	17	21	21
Towing-supply	32	43	44
Other	—	1	1
Total	49	65	66
Less stacked vessels	(9)	(24)	(26)
Active vessels	40	41	40
Europe/Mediterranean Sea fleet:
Deepwater	18	18	18
Towing-supply	4	6	6
Other	—	1	2
Total	22	25	26
Less stacked vessels	(4)	(5)	(5)
Active vessels	18	20	21
West Africa fleet:
Deepwater	27	26	24
Towing-supply	31	38	38
Other	25	31	32
Total	83	95	94
Less stacked vessel	(28)	(36)	(40)
Active vessels	55	59	54
Worldwide fleet:
Deepwater	88	102	104
Towing-supply	82	106	108
Other	31	41	43
Total	201	249	255
Less stacked vessel	(61)	(103)	(112)
Active vessels	140	146	143

Total active	140	146	143
Total stacked	61	103	112
Total joint venture and other vessels (A)	7	8	8
Total	208	257	263

(A)  Included in joint venture and other vessels for the quarter ended September 30, 2018 (Successor), the period from August 1, 2017 through

       September 30, 2017 (Successor) and the period from July 1, 2017 through July 31, 2017 (Predecessor), were four, four and four stacked vessels, respectively.

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Leased Vessels Included in Vessel Counts Above:
Americas fleet:
Deepwater	—	6	8
Towing-supply	—	3	3
Total	—	9	11
Stacked vessels	—	(9)	(11)
Active vessels	—	—	—
Europe/Mediterranean Sea fleet:
Towing-supply	—	2	2
Total	—	2	2
Stacked vessels	—	—	—
Active vessels	—	2	2
West Africa fleet:
Towing-supply	—	3	3
Total	—	3	3
Stacked vessels	—	—	—
Active vessels	—	3	3
Worldwide fleet:
Deepwater	—	6	8
Towing-supply	—	8	8
Total	—	14	16
Stacked vessels	—	(9)	(11)
Active vessels	—	5	5

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Americas fleet:
Deepwater	26	37	41
Towing-supply	15	19	22
Other	6	8	8
Total	47	64	71
Less stacked vessels	(20)	(38)	(35)
Active vessels	27	26	36
Middle East/Asia Pacific fleet:
Deepwater	18	21	22
Towing-supply	35	43	44
Other	—	1	1
Total	53	65	67
Less stacked vessels	(12)	(24)	(25)
Active vessels	41	41	42
Europe/Mediterranean Sea fleet:
Deepwater	18	18	17
Towing-supply	4	6	5
Other	—	1	2
Total	22	25	24
Less stacked vessels	(4)	(5)	(7)
Active vessels	18	20	17
West Africa fleet:
Deepwater	27	26	24
Towing-supply	32	38	38
Other	27	31	35
Total	86	95	97
Less stacked vessel	(32)	(36)	(44)
Active vessels	54	59	53
Worldwide fleet:
Deepwater	89	102	104
Towing-supply	86	106	109
Other	33	41	46
Total	208	249	259
Less stacked vessel	(68)	(103)	(111)
Active vessels	140	146	148

Total active	140	146	148
Total stacked	68	103	111
Total joint venture and other vessels (A)	8	8	8
Total	216	257	267

(A)  Included in joint venture and other vessels for the nine months ended September 30, 2018 (Successor), the period from August 1, 2017 through

       September 30, 2017 (Successor) and the period from January 1, 2017 through July 31, 2017 (Predecessor), were four, four and three stacked vessels, respectively.

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Leased Vessels Included in Vessel Counts Above:
Americas fleet:
Deepwater	—	6	8
Towing-supply	—	3	3
Total	—	9	11
Stacked vessels	—	(9)	(10)
Active vessels	—	—	1
Europe/Mediterranean Sea fleet:
Towing-supply	—	2	2
Total	—	2	2
Stacked vessels	—	—	—
Active vessels	—	2	2
West Africa fleet:
Towing-supply	—	3	3
Total	—	3	3
Stacked vessels	—	—	—
Active vessels	—	3	3
Worldwide fleet:
Deepwater	—	6	8
Towing-supply	—	8	8
Total	—	14	16
Stacked vessels	—	(9)	(10)
Active vessels	—	5	6

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

The company had 62 stacked vessels at September 30, 2018.

The following is a summary of net properties and equipment at September 30, 2018 and December 31, 2017:

	Successor
	September 30,	December 31,
(In thousands)	2018	2017
Properties and equipment:
Vessels and related equipment	$817,798	850,268
Other properties and equipment	5,450	5,710
	823,248	855,978
Less accumulated depreciation and amortization	46,608	18,458
Net properties and equipment	$776,640	837,520

	September 30, 2018		December 31, 2017
	Number	Carrying	Number	Carrying
	Of Vessels	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	136	$636,404	138	$632,978
Stacked vessels	62	135,448	89	189,710
Marine equipment and other assets under construction		517		9,501
Other property and equipment		4,271		5,331
Totals	198	$776,640	227	$837,520

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Number of vessels disposed by vessel type:
Deepwater vessels	—	—	—
Towing-supply vessels	5	3	2
Other	2	2	3
Total	7	5	5
Number of vessels disposed by segment:
Americas	—	—	2
Middle East/Asia Pacific	5	3	—
Europe/Mediterranean Sea	—	2	—
West Africa	2	—	3
Total	7	5	5

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
	September 30, 2018	September 30, 2017	July 31, 2017
Number of vessels disposed by vessel type:
Deepwater vessels	10	—	1
Towing-supply vessels	13	3	3
Other	7	2	5
Total	30	5	9
Number of vessels disposed by segment:
Americas	8	—	2
Middle East/Asia Pacific	7	3	1
Europe/Mediterranean Sea	—	2	1
West Africa	15	—	5
Total	30	5	9

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue consist of the following components:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Personnel	$14,285	14%	10,129	14%	4,662	13%
Office and property	2,881	3%	2,488	3%	1,210	3%
Sales and marketing	755	1%	354	1%	196	1%
Professional services	6,003	6%	2,348	3%	597	1%
Other	1,622	2%	927	1%	2,108	6%
Total	$25,546	26%	16,246	22%	8,773	24%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Personnel	$43,221	14%	10,129	14%	34,228	11%
Office and property	9,384	3%	2,488	3%	9,139	3%
Sales and marketing	2,166	1%	354	1%	1,530	1%
Professional services	13,543	6%	2,348	3%	30,950	10%
Other	5,222	2%	927	1%	7,712	3%
Total	$73,536	26%	16,246	22%	83,559	27%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

	Successor				Predecessor
			Period from		Period from
	Three Months		August 1, 2017		July 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operations	$16,121	63%	$11,214	69%	5,879	67%
Other operating activities	10	<1%	235	1%	54	1%
Corporate	9,415	37%	4,797	30%	2,840	32%
Total	$25,546	100%	$16,246	100%	8,773	100%

	Successor				Predecessor
			Period from		Period from
	Nine Months		August 1, 2017		January 1, 2017
	Ended		through		through
	September 30, 2018		September 30, 2017		July 31, 2017
(In thousands)		%		%		%
Vessel operations	$49,600	67%	$11,214	69%	43,326	52%
Other operating activities	27	<1%	235	1%	934	1%
Corporate	23,909	33%	4,797	30%	39,299	47%
Total	$73,536	100%	$16,246	100%	83,559	100%

Overall decreases to personnel, office and property and other general and administrative expenses are a result of our continuing efforts to reduce overhead costs and have included wage and headcount reductions, shore-based office consolidations and reductions in compensation for the nine months ended September 30, 2018. The company incurred restructuring-related professional service expenses of $23.4 million for the period from January 1, 2017 through July 31, 2017 (Predecessor). During the three months and nine months ended September 30, 2018, the company did not incur additional restructuring-related professional service expenses, but did incur professional services costs related to the proposed combination with GulfMark of $3.2 million and $4.7 million, respectively.

Liquidity, Capital Resources and Other Matters

Availability of Cash

At September 30, 2018, we had $468.6 million in cash and cash equivalents (including $7.5 million of restricted cash), of which $116 million was held by foreign subsidiaries, the majority of which is available to the company without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to the company’s domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us with sufficient liquidity to meet our liquidity requirements.

Indebtedness

The following is a summary of debt outstanding at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(In thousands)	2018	2017
Secured notes:
8.00% Secured notes due August 2022 (A)	349,954	350,000
Troms Offshore borrowings (B):
NOK denominated notes due May 2024	13,593	14,054
NOK denominated notes due January 2026	24,545	25,965
USD denominated notes due January 2027	22,116	23,345
USD denominated notes due April 2027	24,810	25,463
	$435,018	438,827
Debt premiums and discounts, net	7,954	9,333
Less: Current portion of long-term debt	(7,671)	(5,103)
Total long-term debt	$435,301	443,057

(A)	As of September 30, 2018 and December 31, 2017, the fair value (Level 2) of the Secured Notes was $369.2 million and $359.8 million, respectively.

(B)

The company pays principal and interest on these notes semi-annually. As of September 30, 2018 and December 31, 2017, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $85.0 million and $88.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of September 30, 2018, was 5.01%.

Secured Notes Tender Offer

Pursuant to the Secured Notes indenture dated July 31, 2017, among the company, each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (the “Indenture”) governing the Notes, the company is required to make cash offers to the registered or beneficial holders (the “Holders” and each, a “Holder”) of the Notes within 60 days of the date that the net proceeds realized by the company from Asset Sales (as defined in the Indenture, but which generally equates to 65% of the proceeds from Asset Sales, net of any commission paid) exceed $10.0 million (the “Asset Sale Threshold”). Since the issuance of the Notes, the company executed certain Asset Sales and on

December 19, 2017, the aggregate net proceeds realized from such Asset Sales exceeded the Asset Sale Threshold, which triggered the obligation under the Indenture for the company to commence the Offer.

On February 2, 2018, the company commenced an offer to purchase (the “Offer”) up to $24.7 million aggregate principal amount (the “Offer Amount”) of its outstanding 8.00% senior secured notes due 2022 (the “Notes”) for cash. On March 7, 2018, we purchased $46,023 aggregate principal amount of the Notes that were validly tendered in accordance with the terms and conditions of the Offer.

Because the aggregate principal amount of tendered and accepted Notes was less than the Offer Amount, cash in an amount equal to the difference between the Offer Amount and the principal amount of the Notes accepted for tender   became available for use by the company in any manner not prohibited by the Indenture and is no longer shown as restricted cash on the balance sheet. The $7.5 million restricted cash on the balance sheet at September 30, 2018, represents additional proceeds from Asset Sales since the date of the February 2018 tender offer and is, therefore, restricted by the terms of the Indenture.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, are as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months	August 1, 2017	July 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Interest and debt costs incurred, net of interest capitalized	$7,585	5,240	574
Interest costs capitalized	153	—	—
Total interest and debt costs	$7,738	5,240	574

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Interest and debt costs incurred, net of interest capitalized	$22,731	5,240	32,188
Interest costs capitalized	521	—	1,817
Total interest and debt costs	$23,252	5,240	34,005

Dividends

There were no dividends declared by the company during the quarter and nine months ended September 30, 2018, for the period from August 1, 2017 through September 30, 2017 (Successor) and for the period from January 1, 2017 through July 31, 2017 (Predecessor).

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the nine month periods ended September 30, 2018 and 2017 is as follows:

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Net loss	$(81,394)	(15,527)	(1,733,879)
Reorganization items	—	—	1,368,882
Depreciation and amortization	33,949	8,138	85,039
Amortization of deferred drydocking and survey costs	4,243	4	—
Amortization of debt premium and discounts	(1,371)	(281)	—
Provision for deferred income taxes	—	—	(7,743)
Gain on asset dispositions, net	(1,686)	(4)	(9,625)
Asset impairments	24,254	—	249,606
Changes in investments in, at equity, and advances to unconsolidated companies	28,087	(1,044)	(9,314)
Compensation expense - stock-based	9,967	1,173	819
Excess tax liability on stock option activity	—	—	4,927
Cash paid for deferred drydocking and survey costs	(17,088)	(392)	—
Changes in operating assets and liabilities	(5,021)	(5,956)	73,589
Changes in due to/from related parties, net	28,290	(3,920)	26,262
Net cash provided by (used in) operating activities	$22,230	$(17,809)	48,563

Net cash provided by operations for the nine months ended September 30, 2018 (Successor), was $22.2 million and reflects a net loss of $81.4 million, which includes non-cash asset impairments of $24.3 million, non-cash depreciation and amortization of $38.2 million, gain on asset dispositions, net of $1.7 million, and stock-based compensation expense of $10.0 million. Changes in investments in, at equity, and advances to unconsolidated companies decreased by $28.1 million, which primarily reflects foreign exchange losses recognized by the company’s 49% owned Sonatide joint venture. Changes in due from/due to related parties, net during the nine months ended September 30, 2018 of $28.3 million generally reflect collections from Sonatide. Change in operating assets and liabilities used $5.0 million of cash in the nine months ended September 30, 2018.

Cash flows used in operations for the period August 1, 2017 through September 30, 2017 (Successor), was $17.8 million and reflects a net loss of $15.5 million, which includes non-cash depreciation and amortization of $8.1 million. Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net used $9.9 million of net cash primarily due to decreases in accrued expenses and commission payments made to the Sonatide joint venture.

Cash flows used in operations for the period January 1, 2017 through July 31, 2017 (Predecessor), was $48.6 million and reflect a net loss of $1.7 billion, which included non-cash reorganization items of $1.4 billion, asset impairments of $249.6 million and depreciation and amortization of $85 million. Included in cash provided by operating activities is $39.1 million related to the termination fee in connection with the early cancellation of a long term vessel charter contract. Changes in operating assets and liabilities provided $73.6 million of net cash which primarily included decreases in trade payables of $57.3 million and increases to accrued expenses of $24.3 million. Changes in due to/from affiliate provided $26.3 million of cash primarily as a result of cash repatriations and commission payments made related to our Sonatide joint venture.

Investing Activities

Net cash provided by investing activities for the nine month periods ended September 30, 2018 and 2017, is as follows:

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Proceeds from the sale of assets	$16,499	4,875	4,636
Additions to properties and equipment	(9,116)	(589)	(10,620)
Payments related to novated vessel construction contract	—	—	5,272
Net cash provided by (used in) investing activities	$7,383	$4,286	(712)

Net cash provided by investing activities for the nine months ended September 30, 2018 (Successor), was $7.4 million, reflecting the receipt of proceeds from the sale of assets of $16.5 million related to the disposal of 30 vessels, 20 of which were scrapped. Additions to properties and equipment were comprised of $5.0 million in capitalized upgrades to existing vessels and equipment and $4.1 million for the construction of offshore support vessels.

Investing activities for the period August 1, 2017 through September 30, 2017 (Successor), provided $4.3 million of net cash, reflecting proceeds from the sale of assets of $4.9 million, which was partially offset by an increase to properties and equipment of $0.6 million. Additions to properties and equipment for the period August 1, 2017 through September 30, 2017, were comprised of $0.5 million in capitalized upgrades to existing vessels and equipment and $0.1 million for the construction of offshore support vessels.

Investing activities for the period January 1, 2017 through July 31, 2017 (Predecessor), used $0.7 million of net cash, reflecting additions to properties and equipment for the period comprised of $8.2 million for the construction of offshore support vessels, $2.3 million in capitalized upgrades to existing vessels and equipment and $0.1 million in other properties and equipment purchases. These uses of cash were partially offset by the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of the company’s obligations related to a vessel under construction at an international shipyard and proceeds received from the sale of vessels and other assets of $4.6 million.

Financing Activities

Net cash used in financing activities for the nine month periods ended September 30, 2018 and 2017, is as follows:

	Successor		Predecessor
		Period from	Period from
	Nine Months	August 1, 2017	January 1, 2017
	Ended	through	through
(In thousands)	September 30, 2018	September 30, 2017	July 31, 2017
Principal payment on long-term debt	$(4,020)	—	(7,856)
Payments to General Unsecured Creditors	(8,377)	(87,366)	(122,806)
Other	(1,997)	1	(6,127)
Net cash used in financing activities	$(14,394)	(87,365)	(136,789)

Financing activities for the nine months ended September 30, 2018 (Successor), used $14.4 million of cash, as a result of payments made to creditors pursuant to the Plan of $8.4 million, $4 million of scheduled semiannual principal payments on Troms offshore debt, a $2 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture and the repurchase of $46,023 of New Secured Notes resulting from a recent tender offer. For more information on this tender offer, please refer to the “New Secured Notes Tender Offer” discussion within the “Indebtedness” section of Management’s Discussion and Analysis.

Financing activities for the period August 1, 2017 through September 30, 2017 (Successor), used $87.4 million of net cash, as a result of payments made to creditors pursuant to the Plan of Reorganization of $87.4 million.

Financing activities for the period January 1, 2017 through July 31, 2017 (Predecessor), used $136.8 million of cash primarily as a result of payments made to creditors pursuant to the Plan of Reorganization of $122.8 million, $7.9 million of scheduled semiannual principal payments on Troms debt.

Other Liquidity Matters

Vessel Construction. We have successfully replaced the vast majority of the older vessels in our fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. Those efforts are now complete with the delivery of the final vessel under construction in July 2018.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of the company were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155 million Brazilian reais (approximately $98.7 million at the time of the 2011 assessment). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to company vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. After consultation with its Brazilian tax advisors, the company and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement.

The company is vigorously contesting these fines (which it has neither paid nor accrued). As a result of the administrative appeals process, the company has been successful in reducing the total remaining assessment, including potential interest, to less than 10 million reais (less than $2.5 million as of September 30, 2018).  Based on the advice of its Brazilian counsel, the company believes that it has a high probability of success with respect to overturning the entire amount of these remaining fines in Brazilian courts. The company has deposited a portion of this amount with the appropriate Brazilian court and commenced (or will soon commence) all of the necessary court actions. The court actions that have been commenced are still in their initial stages. The company believes that the ultimate resolution of this matter will not have a material effect on the company’s financial position, results of operations or cash flows.

Repairs to U.S. Flagged Vessels Operating Abroad.

During fiscal 2015 the company became aware that it may have had compliance deficiencies in documenting and declaring upon re-entry to the U.S. certain foreign purchases for or repairs to U.S. flagged vessels while they were working outside of the U.S.  When a U.S. flagged vessel operates abroad, certain foreign purchases for or repairs made to the U.S. flagged vessel while it is outside of the U.S. are subject to declaration with U.S. Customs and Border Protection (CBP) upon re-entry to the U.S. and are subject to 50% vessel repair duty. During the company’s examination of the company’s filings made in or prior to fiscal 2015 with CBP, the company determined that it was necessary to file amended forms with CBP to supplement previous filings. The company has amended several vessel repair entries with CBP and has paid additional vessel repair duties and interest associated with these amended forms. In connection with five of the company’s amended filings, CBP assessed penalties, which the company paid after CBP granted mitigation and reduced the amount of each civil penalty.  The amount paid in civil penalties was not material. It is possible that CBP may seek to impose further civil penalties or fines in connection with some or all of the other amended filings that could be material.

Legal Proceedings

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $57.5 million as of September 30, 2018, and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process. The company has initiated a separate court action in the United States District Court for the District of Columbia using a different service of process method and expects to be successful in having the award recognized in the District of Columbia court. In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales. Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award presents significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Other

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Arbitral Award for the Taking of the Company’s Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two subsidiaries of the company compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by the company in prior filings.  The final aggregate award is $57.5 million as of September 30, 2018, and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

The company is committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As an initial step, the company had the award recognized and entered as a judgment by the United States District Court for the Southern District of New York.  A recent federal court of appeals decision resulted in that judgment being vacated for reasons related to service of process. The company has initiated a separate court action in the United States District Court for the District of Columbia using a different service of process method and expects to be successful in having the award recognized in the District of Columbia court. In addition, the award has been recognized and entered in November 2016 as a final judgment of the High Court of Justice of England and Wales. Even with the likely eventual recognition of the award in the United States and the current recognition by the court in the United Kingdom, the company recognizes that collection of the award presents significant practical challenges. The company is accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

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

The merger agreement restricts the company and GulfMark from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires the parties to continue each party’s operations in the ordinary course until completion of the proposed merger, which may adversely affect the company’s ability to execute certain of its business strategies. Such limitations could negatively affect each party’s business and operations prior to the completion of the proposed merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on each company.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 13, 2018	/s/ John T. Rynd
John T. Rynd
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 13, 2018	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2018	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller
(Principal Accounting Officer)