Form 10-K
period 2018-12-31
TIDEWATER INC
filed 2019-02-28
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $754,530,649 based on the closing sales price as reported on the New York Stock Exchange of $28.93.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 15, 2019, 37,169,016  shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance.  Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, the risk that the cost savings and any other synergies from the business combination with GulfMark Offshore, Inc. (the “business combination”) may not be fully realized or may take longer to realize than expected; disruptions from the business combination making it more difficult to maintain relationships with customers, employees or suppliers; the possibility of litigation related to the business combination; the diversion of management’s time from day-to-day operations due to the business combination;  incurrence of substantial transaction-related costs associated with the business combination; the possibility of unanticipated costs being incurred to effectuate the integration; new accounting policies and our consolidation activities; fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Annual Report on Form 10-K, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in greater detail elsewhere in this Annual Report on Form 10-K. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Annual Report on Form 10-K, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

PART I

This section highlights information that is discussed in more detail in the remainder of the document.

ITEM 1. BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange under the symbol “TDW”, provides offshore marine support and transportation services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. We were incorporated in 1956 and conduct our operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has either majority or occasionally non-controlling interests (generally where required to satisfy local ownership or local content requirements). Unless otherwise required by the context, the terms “we”, “us”, “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

On July 31, 2017, Tidewater successfully emerged from Chapter 11 bankruptcy proceedings and adopted fresh-start accounting. Refer to Notes (4) and (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our Chapter 11 bankruptcy and emergence and the adoption of fresh-start accounting.

About Tidewater

Our vessels and associated vessel services provide support for all phases of offshore oil and natural gas exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry.

Our principal customers are large, international oil and natural gas exploration, field development and production companies (IOCs); select independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations and other related companies that explore for, develop and produce oil and natural gas (NOCs); drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

Our offshore support vessel fleet consists primarily of company owned vessels some of which are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At December 31, 2018, we owned 257 vessels (excluding five joint venture vessels, but including 92 stacked vessels) available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore support vessel fleet. Our business activity is largely dependent on offshore exploration, field development and production activity by our customers. Our customers’ business activity, in turn, is dependent on actual and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost (and relative cost) of finding, developing and producing reserves.

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be costly relative to other onshore and offshore exploration and development. As a result, the sustained low levels of crude oil prices over the past few years has caused, and may continue to cause, many E&P companies to restrain their level of capital expenditures in regards to deepwater projects.

Revenues are derived primarily from vessel time charter or similar contracts that are generally from three months to several years in duration, and, to a lesser extent, from vessel time charter contracts on a “spot” basis, which is a short-term (one day to three months) agreement to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow us to recover specific additional costs.

Business Combination

On November 15, 2018 (the “Merger Date”), we completed our acquisition of GulfMark Offshore, Inc. (“GulfMark”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated July 15, 2018 (the “business combination”). The business combination was effected through a two-step reverse merger, pursuant to which (i) Gorgon Acquisition Corp., a Delaware corporation and wholly-owned subsidiary, merged with and into GulfMark, with GulfMark continuing as the surviving corporation and a wholly-owned subsidiary (the “First Merger”) and then, immediately afterwards, (ii) GulfMark merged with and into Gorgon NewCo, LLC, a Delaware limited liability company and wholly-owned subsidiary (“Gorgon”), with Gorgon continuing as the surviving entity and a direct, wholly-owned subsidiary. GulfMark’s results are included in our consolidated results beginning on the Merger Date. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our merger with GulfMark. Upon consummation, the transaction taken as a whole included the issuance of new common stock and additional common stock warrants and the use of GulfMark and Tidewater cash to repay the GulfMark indebtedness as described below.

Upon consummation, GulfMark shareholders received 1.10 (the “Exchange Ratio”) shares of Tidewater common stock in exchange for each share of GulfMark owned.  Outstanding GulfMark Creditor Warrants (“GLF Creditor Warrants”) and GulfMark Equity Warrants (“GLF Equity Warrants”) were assumed from GulfMark with each warrant becoming exercisable for 1.10 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. All outstanding GulfMark restricted stock units (awards granted to GulfMark directors and management prior to the merger) were converted into substantially similar awards to acquire Tidewater common stock with the number of restricted stock units being adjusted by the Exchange Ratio. The fair value of the Tidewater common stock and warrants issued as part of the consideration paid for GulfMark was determined based on the closing price of Tidewater’s common stock on the New York Stock Exchange on November 14, 2018. Immediately following the completion of the business combination, the former Tidewater stockholders and GulfMark stockholders owned 74% and 26% of the combined company, respectively.  In addition, at consummation, we utilized $28.0 million of cash from GulfMark and $72.0 million of cash on hand to repay the $100 million outstanding balance of GulfMark’s Term Loan Facility. This business combination transaction, as a whole, resulted in a total purchase consideration of $385.5 million.

Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our business combination.

Explanatory Note Regarding the Change in Fiscal Year End

Refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our change in fiscal year end.

Offices and Facilities

Our worldwide headquarters and principal executive offices are located at 6002 Rogerdale Road, Suite 600, Houston, Texas 77072, and our telephone number is (713) 470-5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain and Chaguaramus, Trinidad; Aberdeen, Scotland; Amsterdam, Holland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Al Khobar, Kingdom of Saudi Arabia; Dubai, United Arab Emirates; and Oslo, Sandnes and Tromso, Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

Our Global Vessel Fleet

We operate one of the largest fleets of offshore support vessels among our competitors in the industry. The average age of our 257 owned vessels (excluding joint-venture vessels) at December 31, 2018 was approximately 9.6 years. The average age of our 165 active vessels (owned vessels less stacked vessels) at December 31, 2018 was 8.7 years. Of our 257 vessels, 137 are deepwater platform supply vessels (PSVs) or deepwater anchor handling towing supply (AHTS) vessels, and 91 vessels are non-deepwater towing-supply vessels, which include both smaller PSVs and smaller AHTS vessels that primarily serve the jack-up and other non-deepwater drilling markets. Included within our “other” vessel class are 29 vessels that are primarily crew boats and offshore tugs.

The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K also contains a table comparing the actual December 31, 2018 vessel count and the average number of vessels by class and geographic distribution during the twelve month periods ended December 31, 2018 and 2017.

Our Vessel Classifications

Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. We disclose our vessel statistical information, including revenue, utilization and average day rates, by vessel class. Discussed below are our three major vessel classes along with a description of the type of vessels categorized in each vessel class and the services the respective vessels typically perform. Tables comparing the average size of our vessel fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this Annual Report on Form 10-K.

Deepwater Vessels

Deepwater vessels, in the aggregate, are generally our largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large PSVs (typically longer than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) and large, higher-horsepower AHTS vessels (generally greater than 10,000 horsepower). These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessels to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers have high standards in regards to safety and other operational competencies and capabilities, in part to meet the regulatory standards that continue to be more stringent.

Our deepwater class of vessel also includes specialty vessels that can support offshore well stimulation, construction work, subsea services and/or serve as remote accommodation facilities. These vessels are generally available for routine supply and towing services, but are also outfitted, and primarily intended, for specialty services. For example, these vessels can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems.

Towing-Supply Vessels

Included in this class are non-deepwater AHTS vessels with horsepower below 10,000 BHP, and non-deepwater PSVs that are generally less than 230 feet in length. The vessels in this class perform the same respective functions and services as deepwater AHTS vessels and deepwater PSVs except towing-supply vessels are generally chartered to customers for use in intermediate and shallow waters.

Other Vessels

Our “Other” vessels include crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels are also often equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges.

Revenue Contribution by Major Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Deepwater	57.2%	48.9%	44.1%	50.1%
Towing-supply	36.5%	43.3%	49.9%	43.0%
Other	6.3%	7.8%	6.0%	6.9%
Total	100.0%	100.0%	100.0%	100.0%

Customers and Contracting

Our operations are dependent upon the levels of activity in offshore crude oil and natural gas exploration, field development and production throughout the world, which are affected by trends in global crude oil and natural gas pricing, including expectations of future commodity pricing, which are ultimately influenced by the supply and demand relationship for these natural resources. The activity levels of our customers are also influenced by the cost (and relative cost) of exploring for and producing crude oil and natural gas offshore, which can be affected by environmental regulations, technological advances that affect energy production and consumption, significant weather conditions, the ability of our customers to raise capital, and local and international economic and political environments, including government mandated moratoriums.

Our primary source of revenue is derived from time charter contracts on our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period.

The following table discloses our customers that accounted for 10% or more of total revenues:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Chevron Corporation (A)	15.0%	17.4%	17.5%	15.3%
Saudi Aramco	8.3%	10.1%	11.7%	9.6%
Freeport McMoRan (B)	—	—	—	14.2%

(A)

86%, 79%, 78% and 78% percent of revenue generated by Chevron for the twelve months ended December 31, 2018, the periods from August 1, 2017 through December 31, 2017 (Successor), April 1, 2017 through July 31, 2017 (Predecessor) and the twelve months ended March 31, 2017, respectively, relates to activity in Angola.  Please refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our Sonatide joint venture.

(B)	A significant portion of this customer’s revenue for the twelve months ended March 31, 2017 was the result of the early termination of a long-term vessel charter contract.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of these significant customers could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations. Our five and ten largest customers accounted for approximately 58% and 68% of our total revenues for the twelve months ended December 31, 2018, respectively.

Competition

We have numerous mid-size and large competitors. The principal competitive factors for the offshore vessel service industry are the suitability and availability of vessels and related equipment, price and quality of service. In addition, the ability to demonstrate a strong safety record and attract and retain qualified and skilled personnel are also important competitive factors. We have numerous competitors in all areas in which we operate around the world, and the business environment in all of these markets is highly competitive.

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in the many areas of the world are competitive advantages in our industry.  In the Americas region, we benefit from the provisions of the Jones Act, which limits vessels that can operate in the U.S. Gulf of Mexico to those with U.S. ownership. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.

Increases in worldwide vessel capacity generally have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity as has been the case since late calendar 2014 when oil prices began to trend lower.

Sonatide Joint Venture

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars.

Refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on the Sonatide joint venture.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 90 countries have now ratified the Convention.

We maintain certification of our vessels to Convention requirements based on the dates of enforcement by countries in which we operate, perform maintenance and repairs at shipyards, or make port calls during ocean voyages. Additionally, where possible, we continue to work with identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention and allow us to standardize operational protocols among our fleet.

Government Regulation

We are subject to various United States federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our U.S. flagged vessels are subject to the jurisdiction of the United States Coast Guard, the United States Customs and Border Protection, and the United States Maritime Administration. We are also subject to international laws and conventions and the laws of international jurisdictions where we operate.

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the rules and regulations promulgated thereunder (collectively, the “Jones Act”), we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding stock were owned by non-U.S. citizens as defined by the Jones Act. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) we must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the Board of Directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of our common stock. In addition, our charter provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. citizens of more than 24% of our common stock. At the time of our emergence from bankruptcy on July 31, 2017, approximately 22% of our outstanding common stock was owned by non-US citizens. Based on information supplied to us by our transfer agent, less than 24% of our outstanding common stock was owned by non-U.S. citizens as of December 31, 2018.

Our vessel operations in the U.S. GOM are considered to be coastwise trade. United States law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 257 vessels that we owned or operated at December 31, 2018, 225 vessels were registered under flags other than the United States and 32 vessels were registered under the U.S. flag.

All of our offshore vessels are subject to either United States or international safety and classification standards or sometimes both. U.S. flagged deepwater PSVs, deepwater AHTS vessels, towing-supply vessels, and crewboats are required to undergo periodic inspections generally twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

We are in compliance with the International Ship and Port Facility Security (ISPS) Code, an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. Under the ISPS Code, we perform worldwide security assessments, risk analyses, and develops vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of Marsec Directive 104-6.

Environmental Compliance

During the ordinary course of business, our operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, we cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.

We are also involved in various legal proceedings that relate to asbestos and other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on our financial position, results of operations, or cash flows. We are proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard our vessels and at shore-based locations.

Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment, if accidents were to occur. In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment.

Safety

We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. Personnel and resources are dedicated to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into our on-going safety-related training. In addition, we employ safety personnel to be responsible for administering our safety programs and fostering our safety culture. Our position is that each of our employees is a safety supervisor, who has the authority and the obligation to stop any operation that they deem to be unsafe.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure, and collisions. In addition, the nature of our operations exposes us to the potential risks of damage to and loss of drilling rigs and production facilities, hostile activities attributable to war, sabotage, piracy and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues or increased costs. Our vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism, and pollution risks, but we do not directly or fully insure for business interruption. We also carry workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

We seek to secure appropriate insurance coverage at competitive rates, in part, by maintaining self-insurance up to certain individual and aggregate loss limits. We carefully monitor claims and actively participate in claims estimates and adjustments. Estimated costs of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which we operate. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of U.S. headquartered companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for the insurance coverage to increase. We currently maintain war risk coverage on our entire fleet.

We believe that our insurance coverage is adequate. We have not experienced a loss in excess of insurance policy limits; however, there is no assurance that our liability coverage will be adequate to cover claims that may arise. While we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which we operate. For further discussion of our risks see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, our U.S. GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. Our vessels that operate offshore India in Southeast Asia and in the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for our offshore support vessels and other services than on any seasonal variation.

Employees

As of December 31, 2018, we had approximately 5,500 employees worldwide, which includes approximately 880 employees added in connection with the business combination with GulfMark. We are not a party to any union contract in the United States but through several subsidiaries are subject to union agreements covering local nationals in several countries other than the United States. In the past, we have been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. If the employees in the U.S. GOM were to unionize, our flexibility in managing industry changes in the domestic market could be adversely affected.

Available Information

We make available free of charge, on or through our website (www.tdw.com), our Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

We have adopted a Code of Business Conduct and Ethics (Code), which is applicable to our directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The Code is publicly available on our website at www.tdw.com. We will make timely disclosure by a Current Report on Form 8-K and on our website of any change to, or waiver from, the Code for our chief executive officer, chief financial officer and principal accounting officer. Any changes or waivers to the Code will be maintained on our website for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 6002 Rogerdale Road, Suite 600, Houston, Texas, 77072.

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Risks Relating to Our Business

The prices for oil and natural gas affect the level of capital spending by our customers. A substantial or an extended decline in oil and natural gas prices could result in lower capital spending by our customers.

Prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and natural gas;

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC to change production levels;

•	sanctions imposed by the U.S., the European Union (“E.U.”), or other governments against oil producing countries;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and natural gas reserves;

•	federal, state and local regulation of (i) exploration and drilling activities, (ii) equipment, material, supplies or services that we furnish and (iii) oil and natural gas exports;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing (fracking) activities;

•

weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with oil and natural gas development and production operations;

•	political and economic instability and social unrest in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);

•	the price and availability of alternative fuel and energy sources;

•	technological advances affecting energy consumption;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other global currencies.

Demand for our products and services depends substantially on capital spending by our customers for the exploration, development and production of oil and natural gas reserves. A prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production (E&P) companies and result in a significant decline in demand for offshore support services resulting in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. Moreover, declining or continuing depressed oil and natural gas prices may result in negative pressures on:

•	our customer’s capital spending and spending on our services;

•	our charter rates and/or utilization rates;

•	our results of operations, cash flows and financial condition;

•	the fair market value of our vessels;

•	our ability to refinance, maintain or increase our borrowing capacity;

•	our ability to obtain additional capital to finance our business and make acquisitions or capital expenditures, and the cost of that capital; and

•	the collectability of our receivables.

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

For the fiscal year ended December 31, 2018, periods from August 1, 2017 through December 31, 2017 (Successor), April 1, 2017 through July 31, 2017 (Predecessor), and the twelve months ended March 31, 2017 (Predecessor), the five largest customers accounted for, in the aggregate, approximately 41%, 45%, 48% and 53%, respectively, of our total revenues, while the 10 largest customers accounted for, in the aggregate, approximately 58%, 64%, 69% and 75%, respectively, of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if the customer base contracts, or one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts, and/or refuse to award new contracts.

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

The rise in production of unconventional crude oil and natural gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and natural gas prices.

The rise in production of unconventional crude oil and natural gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world have contributed to an over-supplied natural gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction. There has also been a buildup of crude oil inventories in the U.S. in part due to the increased development of unconventional crude oil resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, without a commensurate growth in demand for crude oil and natural gas will likely continue to weigh crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

Uncertain economic conditions may lead our customers to postpone capital spending.

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit markets and reductions in our customers’ income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of our company and our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers and economic sanctions or other restrictions imposed by the U.S. or other countries, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations, and seaborne refugee issues) can have a material negative effect on our business, revenues and profitability.

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

An increase in vessel capacity without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition, which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues.

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

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the U.S.

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the U.S., subjecting us to complex and frequently changing laws and regulations. Our customary risks of operating internationally include political, social and economic instability within the host country; possible vessel seizures or expropriation of assets and other governmental actions by the host country, including trade or economic sanctions and  enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit, retain or obtain work visas for workers of international operations; deprivation of contract rights; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the U.S.; civil unrest, acts of terrorism, war or other armed conflict; and import/export quotas and restrictions or other trade barriers, most of which are beyond our control. See Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We have substantial operations in Brazil, Mexico, the North Sea, Norway, Southeast Asia, Saudi Arabia, Angola, Nigeria and throughout the west coast of Africa, which generate a large portion of our revenue, where we are exposed to the risks described above.

War, sabotage, piracy, kidnappings and terrorism or any similar risk may put our personnel at risk and adversely affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, an act of piracy, sabotage or terrorism. War or risk of war or any such attack may also have an adverse effect on the economy, which could adversely affect activity in offshore oil and natural gas exploration, development and production and the demand for our services. Insurance coverage can be difficult to obtain in areas of pirate and terrorist attacks resulting in increased costs that could continue to increase. We periodically evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, and terrorism could also adversely affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth. The increase in the level of these criminal or terrorist acts over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities. Although we take what we consider to be prudent measures to protect our personnel and assets in markets that present these risks, including solicitation of advice from third-party experts, we have confronted these kinds of incidents in the past, and there can be no assurance we will not be subjected to them in the future.

We are subject to complex and frequently changing laws and regulation, including those involving anti-slavery and other human rights law, labor laws and regulations relating to the protection of certain information that we collect and maintain about our employees, clients, and other third parties. Among these laws is the United Kingdom (“U.K.”) Modern Slavery Act of 2015, the U.K. Bribery Act, and the European Union General Data Protection Regulation (the “GDPR”), which took effect in May 2018. The failure to comply with these laws or regulations could subject us to significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions.

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

Lower levels of offshore exploration and development activity and spending by our customers globally directly and significantly impacted our financial performance, financial condition and financial outlook.

Restrictive covenants in our Indenture and our amended and restated Troms credit agreement may restrict our ability to raise capital and pursue our business strategies.

The Indenture and the amended and restated Troms credit agreement contain certain restrictive covenants, including restrictions on the incurrence of debt and liens and our ability to make investments and restricted payments.  These covenants limit our ability, among other things, to:

•	incur additional indebtedness;
•	incur liens;
•	enter into sale and lease back transactions;
•	make certain investments;
•	make certain capital expenditures;
•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and
•	pay dividends or make other distributions or repurchase or redeem our stock.

The Indenture and the amended and restated Troms credit agreement also require us to comply with certain financial covenants, including maintenance of minimum liquidity and, commencing June 30, 2019, compliance with a minimum consolidated interest coverage ratio.  We may be unable to meet these financial covenants or comply with these restrictive covenants, which could result in a default under our Indenture or the amended and restated Troms credit agreement. If a default occurs and is continuing, the Trustee or noteholders holding at least 25% of the aggregate principal amount of then outstanding notes under the Indenture and the lenders under the amended and restated Troms credit agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the noteholders and the lenders under the amended and restated Troms credit agreement will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.  Please refer to Note (9) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Indenture and amended and restated Troms credit agreement.

As a result of the restrictive covenants under the Indenture and the amended and restated Troms credit agreement, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in the Indenture and the amended and restated Troms credit agreement, including a substantial make whole premium in the Indenture, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

The amount of our debt, including secured debt, and the restrictive covenants in our Indenture and the amended and restated Troms credit agreement could have significant consequences for our operations and future prospects.

As of December 31, 2018, we had approximately $439 million of debt. Our level of indebtedness, and the restrictive covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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

•	requiring that we pledge substantial collateral, including vessels which may limit flexibility in operating our business and restrict our ability to sell assets;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, general corporate purposes and other activities;

•	limiting management’s flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to successfully withstand a further downturn in our business or further worsening of macroeconomic conditions;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	limiting our ability to invest in new vessels and to make other capital expenditures.

We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

If commodity prices remain depressed or decline or if E&P companies continue to de-prioritize investments in offshore exploration, development and production, there could be a general outflow of credit and capital from the energy and energy services sectors and/or offshore focused energy and energy service companies, as well as further efforts by lenders to reduce their loan exposure to the energy sector, impose increased lending standards for the energy and energy services sectors, increase borrowing costs and collateral requirements or refuse to extend new credit or amend existing credit facilities in the energy and energy services sectors. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by bank regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate the ability of borrowers to achieve a favorable outcome in negotiating solutions to even marginally stressed credits.

These factors could limit our ability to access debt markets, including for the purpose of refinancing or replacing our existing debt, cause us to refinance at increased interest rates, issue debt or enter into bank credit agreements with less favorable terms and conditions, which debt may require additional collateral and contain more restrictive terms, negatively impact current and prospective customers’ willingness to transact business with us, or impose additional insurance, guarantee and collateral requirements, all of which result in higher borrowing costs and may limit our long- and short-term financial flexibility.

As the markets recover, we change our marketing strategies or for other reasons, we may be required to incur higher than expected costs to return previously stacked vessels to active service.

Stacked vessels are not maintained with the same diligence as our marketed fleet. Depending on the length of time the vessels are stacked, we may incur costs beyond normal drydock costs to return these vessels to active service. These costs are difficult to estimate and may be substantial.

Maintaining our current fleet size and configuration and acquiring vessels required for additional future growth require significant capital.

Expenditures required for the repair, certification and maintenance of a vessel typically increase with vessel age. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain our current fleet size we may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets. The cost of adding a new vessel to our fleet can be substantial.

While we expect our cash on hand, cash flow from operations and available borrowings under our long-term debt arrangement to be adequate to fund our future potential purchases of additional vessels, our ability to pay these amounts is dependent upon the success of our operations. We can give no assurance that we will have sufficient capital resources to build or acquire the vessels required to expand or to maintain our current fleet size and vessel configuration.

We may not be able to renew or replace expiring contracts for our vessels.

We have a number of charters that will expire in 2019. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to us than our existing contracts, or we may be unable to secure contracts for these vessels. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.

Most of the long-term contracts for our vessels and all contracts with governmental entities and national oil companies contain early termination options in favor of the customer, in some cases permitting termination for any reason. Although some of these contracts have early termination remedies in our favor or other provisions designed to discourage the customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Moreover, most of the contracts for our vessels have a term of one year or less and can be terminated with 90 days or less notice. Unless such vessels can be placed under contract with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business or replace it on economically equivalent terms. In those circumstances, the amount of backlog could be reduced and the conversion of backlog into revenue could be impaired. Additionally, because of depressed commodity prices, adverse changes in credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a vessel that is currently under contract or may be able to obtain a comparable vessel at a lower rate. For these reasons, customers may seek to renegotiate the terms of our existing contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. In any case, an early termination of a contract may result in our vessel being idle for an extended period of time. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

We may record additional losses or impairment charges related to our vessels.

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have recorded impairment charges of $61.1 million, $16.8 million, $184.7 million and $484.7 million, during the fiscal year ended December 31, 2018, the period from August 1, 2017 through December 31, 2017 (Successor), the period from April 1, 2017 through July 31, 2017 (Predecessor) and the twelve-month period ended March 31, 2017 (Predecessor), respectively. In the event that offshore E&P industry conditions further deteriorate, or persist at current levels, we could be subject to additional vessel impairments in future periods. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions we may take an impairment loss in the future. Additionally, there can be no assurance that we will not have to take additional impairment charges in the future if the currently depressed market conditions persist.

We may not be able to sell vessels to improve our cash flow and liquidity because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.

We may seek to sell some of our vessels to provide liquidity and improve our cash flow. However, given the current downturn in the oil and natural gas industry, there may not be sufficient activity in the market to sell our vessels and we may not be able to identify buyers with access to financing or to complete any such sales. Even if we are able to locate appropriate buyers for our vessels, any sales may occur on significantly less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle.

There are uncertainties in identifying and integrating acquisitions and mergers.

Although acquisitions have historically been an element of our business strategy, we cannot assure investors that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to use our cash, issue equity securities, or incur substantial indebtedness to finance future acquisitions or mergers. Any of these options could reduce our profitability and harm our business or only be available to us on unfavorable terms, if at all.

Such additional debt service requirements may impose a significant burden on our results of operations and financial condition, and any equity issuance could have a dilutive impact on our stockholders. We cannot be certain that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results. In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the current global economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.  Moreover, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business.

We may not be able to successfully enter or grow a new line of business.

Historically, our operations and acquisitions focused primarily on offshore marine vessel services for the oil and natural gas industry.  Entry into, or further development of, lines of business in which we have not historically operated may expose us to business and operational risks that are different from those we have experienced historically. Our management may not be able to effectively manage these additional risks or implement successful business strategies in new lines of business. Additionally, our competitors in these lines of business may possess substantially greater operational knowledge, resources and experience.

We may have disruptions or disagreements with our foreign joint venture partners, which could lead to an unwinding of the joint venture.

We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our joint venture partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola and our joint venture in Nigeria, respectively.

Our international operations expose us to currency devaluation and fluctuation risk.

As a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies and we are at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies that are not easily traded and may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

As of December 31, 2018, Sonatide maintained the equivalent of approximately $20 million of Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts that had not yet been converted to U.S. dollars, expatriated and then remitted to us. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities. Under the current joint venture structure, we would bear 49% of any potential losses.

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

In addition, our contracts are individually negotiated, and the levels of indemnity and allocation of liabilities in them can vary from contract to contract depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated. Additionally, the enforceability of indemnification provisions in our contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction, and we could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction. Current or future litigation in particular jurisdictions, whether or not we are a party, may impact the interpretation and enforceability of indemnification provisions in our contracts. There can be no assurance that our contracts with our customers, suppliers and subcontractors will fully protect us against all hazards and risks inherent in our operations. There can also be no assurance that those parties with contractual obligations to indemnify us will be financially able to do so or will otherwise honor their contractual obligations.

With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Our global operations require us to comply with a number of complex U.S. and international laws and regulations, including those involving anti-bribery and, anti-corruption. The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions, including the United Kingdom Bribery Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by local partners or agents even though these partners or agents may themselves not be subject to the FCPA. Any determination that we have violated the FCPA (or any other applicable anti-bribery laws in countries in which we do business) could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows. We operate in many parts of the world where governmental corruption is present and, in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices and impact our business. Although we have programs in place covering compliance with anti‑bribery legislation, any failure to comply with the FCPA or other anti‑bribery legislation could subject us to civil and criminal penalties or other fines or sanctions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of drilling rigs or other assets, which could have a material adverse impact on our business, financial condition and results of operation.

The U.K.’s referendum to exit from the E.U. will have uncertain effects and could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as Brexit). The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. In addition, our business and operations may be impacted by any subsequent E.U. member withdrawals and a vote in Scotland to seek independence from the U.K. Risks related to Brexit that we may encounter include:

•	adverse impact on macroeconomic growth and oil and natural gas demand;

•	continued volatility in currencies including the British pound and USD that may impact our financial results;

•	reduced demand for our services in the U.K. and globally;

•	increased costs of doing business in the U.K. and in the North Sea;

•	increased regulatory costs and challenges for operating our business in the North Sea;

•	volatile capital and debt markets, and access to other sources of capital;

•	risks related to our global tax structure and the tax treaties upon which we rely;

•	legal and regulatory uncertainty and potentially divergent treaties, laws and regulations between the E.U. and U.K.

•	business uncertainty and instability resulting from prolonged political negotiations; and

•	uncertain stability of the E.U. and global economy if other countries exit the E.U.

There may be changes to, complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the U.S. Customs and Border Protection, and their foreign equivalents; as well as to standards imposed by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association.

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are less well developed than the laws, regulations and enforcement systems of the U.S., and the requirements of these systems are not always readily discernible even to experienced and proactive participants. These countries’ laws can be unclear, and, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation.  Sometimes governments may apply such changes or reinterpretations with retroactive effect, and may impose associated taxes, fees, fines or penalties based on that reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards imposing additional requirements or restrictions could adversely affect our financial condition, results of operations or cash flows.

We operate in the U.S. and globally, and changes in tax laws could adversely affect our financial results.

We operate in the U.S. and globally through various subsidiaries which are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates. Changes in applicable tax laws and regulations could adversely affect our financial results. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. A material change in the tax laws, tax treaties, regulations or accounting principles, or interpretation thereof, in one or more countries in which we conduct business, or in which we are incorporated or a resident of, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results. In addition, our overall effective tax rate could be adversely and suddenly affected by lower than anticipated earnings in countries with lower statutory rates and higher than anticipated earnings in countries with higher statutory rates, or by changes in the valuation of our deferred tax assets and liabilities. Moreover, our worldwide operations may change in the future such that the mix of our income and losses recognized in the various jurisdictions could change. Any such changes could reduce our ability to utilize tax benefits, such as foreign tax credits, and could result in an increase in our effective tax rate and tax expense.

The majority of our revenues and net income are generated by our operations outside of the U.S. Our effective tax rate has historically averaged approximately 30% until recent years where the decline of the oil and natural gas market significantly impacted our operations and overall effective tax rate.  The effective tax rate for the current year is negative due to our full valuation allowance position in the U.S. and foreign taxes paid in local jurisdictions compared to our significant net operating loss.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act were broad and complex.  The final transition impacts of the Tax Act did not materially differ from the estimates provided in the financial results for the year ended December 31, 2017. We continue to monitor the impact of the Tax Act on our ongoing operations.  The impact of the Tax Act on our financial position in future periods could be adversely impacted by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS") recommended by the G8, G20 and Organization for Economic Cooperation and Development ("OECD").] As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Any changes in environmental regulations could increase the cost of energy and future production of oil and natural gas.

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

Adoption of climate change and greenhouse gas restrictions could increase the cost of energy and future production of oil and natural gas.

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

In locations in which we are required to do so, including in the U.K., Norway, Nigeria, and the U.S.  (collectively, about 30% of our employees), we have union workers, subject to collective bargaining agreements, that are periodically in negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers.  Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. GOM employees. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, disrupt our operations, reduce our revenues, adversely affect our business, financial condition and results of operations, or limit our flexibility.

Our participation in industry-wide, multi-employer, defined benefit pension plans expose it to potential future losses.

Certain of our subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K., the U.K. Merchant Navy Officers Pension Fund (“MNOPF”) and the U.K. Merchant Navy Ratings Pension Fund (“MNRPF”). Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that we withdraw from participation in one or both of these plans, we may be required to pay the plan an amount based on our allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from us, which would negatively impact our financial position, results of operations and cash flows.

Certain of our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Certain of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws preempt state workers’ compensation laws and permit these employees and their representatives to pursue actions against employers for job-related incidents in federal courts based on tort theories. Because we are not generally protected by the damage limits imposed by state workers’ compensation statutes for these types of claims, we may have greater exposure for any claims made by these employees.

A failure in our financial or operational systems, or those of third parties, may adversely affect our financial results.

Our business is dependent upon our financial and operational systems to process transactions, store confidential records and conduct vessel operations. If any of our financial, operational, or other systems fail or have other significant shortcomings, our financial results could be adversely affected.  Our financial results could also be adversely affected if an employee or other third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems (including those on board our vessels) may further increase the risk that operational system flaws, employee or other tampering or manipulation of those systems will result in losses that are difficult to detect.

Cybersecurity attacks on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.

Many of our business and operational processes are heavily dependent on traditional and emerging technology systems to conduct day-to-day operations (including vessel operations), improve safety and efficiency and lower costs.   We use computerized systems to help run our financial and operations sectors, and this may subject our business to increased risks.  Cybersecurity incidents are increasing in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, phishing, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operations technologies and process control networks. Any cybersecurity attacks that affect our facilities or operations, our customers or any financial data could have a material adverse effect on our business.  In addition, cyber-attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation. Third-party systems on which we rely could also suffer such attacks or operational system failures. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business, operations and financial results.

Risks Related to Our Securities

Our common stock is subject to restriction on foreign ownership and possible required divestiture by non-U.S. Citizen stockholders.

Certain of our operations are conducted in the U.S. coastwise trade and are governed by the U.S. federal law commonly known as the Jones Act. The Jones Act restricts waterborne transportation of goods and passengers between points in the U.S. to vessels owned and controlled by “U.S. Citizens” as defined thereunder (which we refer to as U.S. Citizens). We could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of our common stock. Such loss could have a material adverse effect on our results of operations.

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws authorize our Board of Directors to establish with respect to any class or series of our capital stock certain rules, policies and procedures, including procedures with respect to the transfer of shares, to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our Board of Directors has determined that, all non-U.S. citizens in the aggregate may own up to 24% of the outstanding shares of common stock and any individual non-U.S. Citizen may own up to 4.9% of the outstanding shares of common stock.

As of December 31, 2018, less than 24% of our outstanding common stock was owned by non-U.S. Citizens. At and during such time that the permitted limit of ownership by non-U.S. Citizens is reached with respect to shares of common stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens. Any purported transfer of our common stock in violation of these ownership provisions will be ineffective to transfer the common stock or any voting, dividend or other rights associated with such common stock. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities in the event that U.S. Citizens were unable to transfer our shares to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership requirement could discourage, delay or prevent a change of control.

The market price of our securities is subject to volatility.

Upon emergence from the Chapter 11 proceeding, our old common stock was canceled and we issued new common stock. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as, our limited trading history subsequent to our emergence from bankruptcy, on occasion our securities are thinly traded, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Annual Report on Form 10-K.

Because we currently have no plans to pay cash dividends or other distributions on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently do not expect to pay any cash dividends or other distributions on our common stock in the foreseeable future. Any future determination to pay cash dividends or other distributions on our common stock will be at the sole discretion of our Board of Directors and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends thereafter at any time. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

We have a significant number of securities providing for the right to purchase of our common stock. Investors could be subject to increased dilution upon the exercise of our New Creditor Warrants and GLF Creditor Warrants for a nominal exercise price subject to Jones Act-related foreign ownership restrictions, and the exercise of our Series A Warrants, Series B Warrants and GLF Equity Warrants. During 2017, we issued 18,456,186 shares of common stock in the reorganized company, 2,432,432 Series A Warrants with a strike price of $57.06 per warrant, 2,629,657 Series B Warrants with a strike price of $62.28 per warrant and 11,543,814 New Creditor Warrants. In connection with the business combination, on November 15, 2018, we issued 8,464,290 shares of our common stock in exchange for shares of GulfMark common stock that were outstanding immediately prior to the closing of the business combination, and reserved 4,359,285 shares of our common stock for the future exercise of GLF Creditor Warrants, GLF Equity Warrants and future vesting of GulfMark’s stock awards outstanding. As of December 31, 2018, we had 2,220,857 shares of common stock issuable upon the exercise of the New Creditor Warrants, with an exercise price of $0.001 per share; and 2,189,709 shares of common stock issuable upon the exercise of GLF Creditor Warrants. We also have up to 2,432,432, 2,629,657 and 861,310 shares of common stock issuable upon the exercise of the outstanding Series A Warrants, Series B Warrants and GLF Equity Warrants with exercise prices of $57.06, $62.28 and $100, respectively.

Unexercised Series A Warrants and Series B Warrants will expire on July 31, 2023. Unexercised GLF Equity Warrants expire on November 14, 2024. Unexercised New Creditor Warrants expire on July 31, 2042 and unexercised GLF Creditor Warrants expire on November 14, 2042.

Additionally, a total of 3,048,877 and 924,351 shares of common stock were reserved for issuance under the 2017 Stock Incentive Plan and Legacy GulfMark Stock Incentive Plan as equity-based awards to employees, directors and certain other persons. As of December 31, 2018, 1,512,025 of restricted stock units have been granted under the 2017 Stock Incentive Plan and 209,782 of restricted stock units have been granted under the Legacy GulfMark Stock Incentive Plan, all of which are subject to vesting requirements. The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the value of their investment upon the exercise of the warrants and any equity awards that may be granted or issued pursuant to the 2017 Stock Incentive Plan and the Legacy GulfMark Stock Incentive Plan.

There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants, and you may have difficulty trading and obtaining quotations for New Creditor Warrants.

While there are unsolicited quotes for our New Creditor Warrants on the OTC Pink Market, there is no market maker for this security on the OTC Pink Market, and there can be no assurance that an active trading market will develop. While the GLF Creditor Warrants trade on OTC QX market, there has been limited trading volume since the business combination.  The lack of an active market may impair your ability to sell your New Creditor Warrants or GLF Creditor Warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your New Creditor Warrants or GLF Creditor Warrants. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our New Creditor Warrants or GLF Creditor Warrants. This severely limits the liquidity of our New Creditor Warrants and the GLF Creditor Warrants, and will likely reduce the market price of our New Creditor Warrants and the GLF Creditor Warrants.

There is no guarantee that the Series A Warrants, Series B Warrants and GLF Equity Warrants issued by us or assumed by us will become in the money, and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the strike price of each of the Series A Warrants, Series B Warrants and GLF Equity Warrants, ($57.06 per share for Series A Warrants, $62.28 per share for Series B Warrants and $100 per share for the GLF Equity Warrants), these warrants will have limited economic value, and they may expire with limited or no value. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Any material amendment to the terms of the warrant in a manner adverse to a holder would require holders of at least a certain percentage of the then outstanding warrants, but less than all holders, approve of such amendment.

We may not be able to maintain a listing of our common stock, Series A Warrants, Series B Warrants and GLF Equity Warrants on the NYSE or NYSE American.

We must meet certain financial and liquidity criteria to maintain the listing of our securities on the NYSE or NYSE American, as applicable. If we fail to meet any of the NYSE or NYSE American’s continued listing standards, our common stock, Series A Warrants, Series B Warrants, or GLF Equity Warrants may be delisted. A delisting of our common stock, Series A Warrants, Series B Warrants, or GLF Equity Warrants may materially impair our stockholders’ and warrantholders’ ability to buy and sell our common stock, Series A Warrants, Series B Warrants, or GLF Equity Warrants and could have an adverse effect on the market price of, and the efficiency of, the trading market for these securities. A delisting of our common stock, Series A Warrants, Series B Warrants or GLF Equity Warrants could significantly impair our ability to raise capital.

Risks Related to Our Recent Business Combination

We recently combined our business with GulfMark Offshore, Inc. (the “business combination”) resulting in the composition of our stockholder base and our Board of Directors changing.

Upon our business combination with GulfMark, the composition of our stockholder base and our Board of Directors changed.  Our Board now consists of ten directors, with a non-executive Chairman of the Board, two of whom have previously served on the Board of Directors of GulfMark. The current directors have different backgrounds, experiences and perspectives and, thus, may have different views on the issues that will determine our future. There is no guarantee that the current Board will pursue, or will pursue in the same manner, our strategic plans in the same manner as our prior Board of Directors. As a result, our future strategy and plans may differ materially from those of the past.

We may have difficulty attracting, motivating and retaining executives and other personnel in light of the business combination.

The success of our business depends on key personnel. Uncertainty about the effect of the business combination and changes we may make to the organizational structure to adjust to changing circumstances of employees may impair our ability to attract and retain key personnel, including key GulfMark employees. If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity. These uncertainties could affect our relationship with customers, vendors and other parties. Accordingly, no assurance can be given that the combined company will be able to attract, retain and motivate key personnel to the same extent as in the past.

We may be unable to integrate successfully our business with GulfMark’s business and realize the anticipated benefits of the business combination.

The business combination combined two companies that previously operated as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices and operations and GulfMark. In addition, we have incurred transaction-related and restructuring costs in connection with the business combination and will continue to incur such costs in connection with our integration of the businesses and GulfMark. These expenses could, particularly in the near term, reduce the cost synergies that we achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses following the completion of the business combination, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in us taking significant charges against earnings following the completion of the business combination. Potential difficulties we may encounter in the integration process include the following:

•	combining the companies’ corporate functions, operations, procedures and systems;

•

integrating the companies’ administrative and information technology infrastructures including systems on information management, purchasing, accounting and finance, specifically the move from the legacy Tidewater system (Peoplesoft) to GulfMark’s system (SAP), sales, billing, payroll and benefits, administration systems and regulatory compliance;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•

combining the businesses of Tidewater and GulfMark in a manner that permits us to achieve the synergies anticipated to result from the business combination in the time frame currently anticipated, if at all, or incurring unexpected costs to realize such synergies;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;

•	complexities associated with managing the larger, more complex, combined company;

•	loss of key personnel;

•	the disruption of, or the loss of momentum in ongoing business or inconsistencies in standards, controls, procedures or policies;

•	maintaining existing agreements with customers, suppliers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, suppliers, talent and vendors;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the business combination; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the business combination and integrating GulfMark’s businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, including “Arbitral Award for the Taking of our Venezuelan Operations” see Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TDW.” At February 15, 2019, there were 729 record holders of our common stock, based on the record holder list maintained by our stock transfer agent.

Issuer Repurchases of Equity Securities

No shares were repurchased during the twelve months ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017, and the twelve months ended March 31, 2017.

Dividends

There were no dividends declared during the twelve months ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017, and the twelve months ended March 31, 2017.

Performance Graph

The following graph and table compare the cumulative total return to our stockholders on our common stock beginning with the commencement of trading upon our emergence from chapter 11 bankruptcy on July 31, 2017 through December 31, 2018, relative to the cumulative total returns of the Oil Service Sector Index (OSX), Russell 2000 Stock Index and the Value Line Oil Services Index. The analysis assumes the investment of $100 on August 1, 2017, at closing prices on July 31, 2017, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Indexed returns
	(Successor)
	August 1,	September 31,	December 31,	March 31,	June 30,	September 30,	December 31,
Company name/Index	2017	2017	2017	2018	2018	2018	2018
Tidewater Inc.	100	125	98	114	116	125	77
OSX Index	100	112	113	104	119	112	58
Russell 2000	100	132	113	115	128	132	103
Value Line Oil Services	100	134	125	121	138	132	70

Investors are cautioned against drawing conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.

The above graph is being furnished pursuant to the Securities and Exchange Commission rules. It will not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements  included in Item 8 of this Annual Report on Form 10-K.

(In thousands, except per share amounts)
		(Successor)		(Predecessor)
		Fiscal Year	Period from	Period from	Fiscal Year	Fiscal Year	Fiscal Year
		Ended	Aug. 1, 2017	Apr. 1, 2017	Ended	Ended	Ended
		Dec. 31,	through	through	Mar. 31,	Mar. 31,	Mar. 31,
		'2018 (A)	Dec. 31, 2017	Jul. 31, 2017	2017 (C)	2016	2015 (E)
Statement of Earnings Data :
Revenues:
Vessel revenues		$397,206	171,884	146,597	583,816	955,400	1,468,358
Other operating revenues		9,314	6,869	4,772	17,795	23,662	27,159
		$406,520	178,753	151,369	601,611	979,062	1,495,517
Gain on asset dispositions, net		$10,624	6,616	3,561	24,099	26,037	23,796
Asset impairments		$61,132	16,777	184,748	484,727	117,311	14,525
Goodwill Impairment		$—	—	—	—	—	283,699
Loss on early extinguishment of debt		$8,119	—	—	—	—	—
Reorganization items		$—	4,299	1,396,905	—	—	—
Restructuring charge		$—	—	—	—	7,586	4,052
Operating loss (B)		$(107,497)	(23,873)	(244,048)	(577,853)	(69,524)	(37,181)
Net loss		$(171,517)	(39,266)	(1,646,909)	(660,118)	(160,183)	(65,190)
Basic and diluted loss per common share		$(6.45)	(1.82)	(34.95)	(14.02)	(3.41)	(1.34)
Cash dividends declared per common share	$		—	—	—	0.75	1.00
Balance Sheet Data (at end of period):
Cash, restricted cash and cash equivalents		$397,744	453,335	683,673	706,404	678,438	78,568
Total assets		$1,827,739	1,759,595	3,898,084	4,204,114	4,997,208	4,748,766
Current maturities of long-term debt		$8,568	5,103	10,409	2,034,124	2,045,516	10,181
Long-term debt (D)		$430,436	443,057	80,233	—	—	1,516,900
Total stockholders’ equity		$1,143,836	1,019,729	1,123,964	1,634,918	2,299,520	2,474,488
Cash Flow Data:
Net cash provided by (used in) operating activities		$3,941	(35,546)	(21,587)	29,821	253,360	358,713
Net cash provided by (used in) investing activities		$68,530	22,908	5,179	14,863	(134,996)	(231,418)
Net cash (used in) provided by financing activities		$(128,062)	(94,893)	(129,130)	(16,718)	481,506	(109,086)

(A)	Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information related to our business combination of GulfMark.

(B)

Operating loss for the periods from April 1, 2017 through July 31, 2017 (Predecessor) and the fiscal year ended March 31, 2017 include $6.7  million and $29.0 million of expenses related to debt renegotiations.

(C)

Fiscal 2017 vessel revenues include $39.1 million of revenue related to early cancellation of a long-term vessel charter contract and fiscal 2017 operating loss includes $29 million of expenses related to debt renegotiations.

(D)

Deferred debt issue costs of $6.7 million and $7.4 million related to fiscal years 2016 and 2015, respectively, have been reclassified to conform with the current year presentation as a result of the adoption of ASU 2015-03.

(E)	During fiscal 2015, we recorded a $23.8 million ($23.8 million after-tax, or $0.51 per common share) non-cash adjustment related to the valuation of deferred tax assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our future results of operations could differ materially from our historical results or those anticipated in our forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Annual Report on Form 10-K is incorporated by reference into this Item 7.

Due to the change in fiscal year end, we present our discussion and analysis which summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources below based on comparisons of the results for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017, as well as a comparison of the results of the nine month period ended December 31, 2017 compared to nine months ended December 31, 2016. Upon emergence from Chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification No. 852, "Reorganizations" (ASC 852), which resulted in our becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, our consolidated financial statements subsequent to July 31, 2017 are not comparable to our consolidated financial statements on and prior to July 31, 2017. Refer to Note (4), "Fresh-start Accounting," for further details on the impact of fresh-start accounting on our consolidated financial statements. References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to our financial position and results of operations through July 31, 2017.

Fiscal year ended December 31, 2018 Business Highlights and Key Focus

The offshore vessel industry continues to be challenging due to the sustained lower levels of crude oil pricing, which results in lower customer spending, and particularly lower spending on capital projects, and the continued oversupply of vessels in all of our operating regions. During the year ended December 31, 2018, our primary focus was to complete the business combination with GulfMark Offshore, Inc. (GulfMark) and to continue implementing cost saving measures.

Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details of our business combination with GulfMark.

At December 31, 2018, we had 257 owned or chartered vessels (excluding joint-venture vessels but including 65 vessels acquired through our business combination with GulfMark). The average age of 257 owned vessels at December 31, 2018 was 9.6 years and the average age of our 165 active vessels (owned vessels less stacked vessels) at December 31, 2018 was 8.7 years.

Revenues earned for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $406.5 million, $178.8 million and $312.1 million, respectively. Revenues have generally decreased as compared to the combined periods of the prior year primarily as a result of the prolonged industry downturn which has led to lower day rates and the operation of a smaller active vessel fleet as demand for offshore supply vessel services has decreased. These revenue decreases were partially offset by $12.7 million of additional revenue which was earned by GulfMark vessels which were acquired by us through the business combination on November 15, 2018.

As a result of lower demand for our vessels as compared to the prior year, we have reduced vessel operating costs and especially crew, fuel, lube and supplies and other vessel costs. Such vessel operating costs for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $269.6 million, $120.5 million and $197.3 million, respectively. Subsequent to July 31, 2017, and in connection with the application of fresh start accounting, we implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Such costs were expensed in the period incurred under the accounting policy of the Predecessor. Vessel operating costs for the year ended December 31, 2018 also includes $9.6 million of costs related to the

GulfMark vessel fleet which was acquired on November 15, 2018.

Depreciation expense for the year ended December 31, 2018, five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $58.3 million, $20.3 million and $85.0 million, respectively. Depreciation expense for Successor periods is substantially lower than that of Predecessor periods as a result of the application of fresh-start accounting upon emergence from bankruptcy, which significantly reduced the carrying value of properties and equipment. Depreciation expense for the year ended December 31, 2018 also includes $4.5 million of depreciation related to the GulfMark vessel fleet and other assets which were acquired on November 15, 2018. In addition, we have sold, scrapped or otherwise disposed of 38 vessels since December 31, 2017.

General and administrative expenses for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $110.0 million, $46.6 million and $83.6 million, respectively. Included in general and administrative expenses for the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $23.4 million of Chapter 11 restructuring related professional services costs. General and administrative expenses for the year ended December 31, 2018, have decreased as compared to the comparable prior twelve months primarily as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore services market and lower restructuring related professional fees. General and administrative expenses for the year ended December 31, 2018, includes (i) $9.0 million professional services expenses related to the GulfMark business combination, (ii) $6.4 million of incremental general and administrative expenses related to the acquired GulfMark entities (includes $2.9 million related to the abandonment of office leases in St. Rose, Louisiana and Houston, Texas, and $1.0 million of severance), (iii) $2.6 million of expenses related to the abandonment of office leases in New Orleans, Louisiana; and Aberdeen, Scotland;  and (iv) $1.2 million of severance and similar expenses related to integrating the Tidewater and GulfMark operations subsequent to the Merger Date.

Asset impairments for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $61.1 million, $16.8 million and $249.6 million, respectively. As of our emergence from Chapter 11 bankruptcy on July 31, 2017, we adopted fresh-start accounting and significantly reduced the carrying values of our vessels and other long-lived assets.

Interest and other debt expenses for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $30.4 million, $13.0 million and $32.2 million, respectively. The filing of our bankruptcy petition on May 17, 2017 (the “Petition Date”) resulted in the cessation of the accrual of interest expense on our term loan, revolver and senior notes as of the Petition Date through the Effective Date. Interest and other debt costs since August 1, 2017 reflect our post-restructuring capital structure which includes debt of $439.0 million at December 31, 2018.

Our outstanding receivable from Sonatide related to our work in Angola was reduced by approximately $121 million to approximately $109 million during the year ended December 31, 2018 (Successor). This includes an impairment of approximately $20 million recognized during the year ended December 31, 2018 (Successor). Our outstanding payable to Sonatide (including commissions payable) decreased by approximately $70 million to approximately $29 million during the same period. As a result, our outstanding receivable from Sonatide, net of our outstanding payable to Sonatide was reduced by approximately $51 million during the year ended December 31, 2018 (Successor). Sonatide has had some success in obtaining contracts that allow for a portion of services provided in Angola to be paid in U.S. dollars, has successfully initiated some conversions of kwanza into U.S. dollars and has also successfully reduced the due from affiliates and due to affiliates balances via agreed netting transactions between us and Sonatide. For additional disclosure regarding the Sonatide Joint Venture, refer to the Sonatide Joint Venture disclosure in Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2019.  Beginning in late 2014, oil prices declined significantly from early year levels of over $100 per barrel. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016.  Prices began to recover over the remainder of 2016, increasing to over $50 per barrel by year end.  Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017, recovering to over $60 per barrel in January 2018 and then declining again to below $50 per barrel by late

2018. In early 2019, prices have moved up again but remain below $60 per barrel for West Texas Intermediate and slightly above $60 per barrel for Brent Crude. The downturn of the last few years coupled with volatility in pricing has significantly impacted the operational plans for exploration and production companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service industry.  The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted our revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity.

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and a significant component of our business. Development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices have caused, and may continue to cause, many of our customers and potential customers to reevaluate their future capital expenditures in regards to deepwater projects.

Principal Factors That Drive Our Results

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

Our revenues in all segments are driven primarily by our fleet size, vessel utilization and day rates. Because a sizeable portion of our operating and depreciation costs do not change proportionally with changes in revenue, our operating profit is largely dependent on revenue levels.

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, our newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies, though a weaker offshore energy market should somewhat mitigate any potential inflation of crew costs.

Concurrent with emergence from Chapter 11 bankruptcy, the Successor adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications and generally occur twice in every five year period. These recertification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. Our previous policy (Predecessor) was to expense vessel recertification costs in the period incurred.

Insurance and loss reserves costs are dependent on a variety of factors, including our safety record and pricing in the insurance markets, and can fluctuate over time. Our vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. We also purchase coverage for potential liabilities stemming from third-party losses with limits that we believe are reasonable for our operations, but do not generally purchase business interruption insurance or similar coverage. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. We also incur vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-United States operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, temporary vessel importation fees and any fines or penalties.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Middle East/Asia Pacific, Europe/Mediterranean Sea and West Africa. The following tables compare vessel revenues and vessel operating costs for our owned and operated vessel fleet, and the related percentage of vessel revenue. The Successor periods reflect the deferral and amortization of drydocking and survey costs while Predecessor periods expense such costs as incurred.

.

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel revenues:
Americas	$118,534	30%	45,784	27%	121,380	40%
Middle East/Asia Pacific	80,195	20%	39,845	23%	62,991	21%
Europe/Mediterranean Sea	56,263	14%	19,895	12%	25,631	8%
West Africa	142,214	36%	66,360	39%	93,499	31%
Total vessel revenues	$397,206	100%	171,884	100%	303,501	100%
Vessel operating costs:
Crew costs	$153,340	39%	64,854	38%	98,482	32%
Repair and maintenance	33,721	8%	14,082	8%	40,112	13%
Insurance and loss reserves	51	0%	4,625	3%	2,183	1%
Fuel, lube and supplies	34,489	9%	16,390	9%	21,558	7%
Other	47,979	12%	20,551	12%	34,948	12%
Total vessel operating costs	$269,580	68%	120,502	70%	197,283	65%

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel revenues:
Americas	$45,784	27%	40,848	28%	159,310	37%
Middle East/Asia Pacific	39,845	23%	36,313	25%	87,940	21%
Europe/Mediterranean Sea	19,895	12%	15,465	11%	32,502	8%
West Africa	66,360	39%	53,971	37%	147,159	34%
Total vessel revenues	$171,884	100%	146,597	100%	426,911	100%
Vessel operating costs:
Crew costs	$64,854	38%	56,653	39%	148,642	35%
Repair and maintenance	14,082	8%	23,040	16%	43,183	10%
Insurance and loss reserves	4,625	3%	3,949	3%	11,775	2%
Fuel, lube and supplies	16,390	9%	12,279	8%	28,730	7%
Other	20,551	12%	20,517	14%	45,996	11%
Total vessel operating costs	$120,502	70%	116,438	80%	278,326	65%

The following tables present vessel operating costs by segment, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues.

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$48,016	40%	19,592	43%	34,469	28%
Repair and maintenance	8,267	7%	3,530	8%	11,633	10%
Insurance and loss reserves	(44)	<1%	1,192	2%	615	1%
Fuel, lube and supplies	7,840	7%	4,588	10%	8,051	7%
Other	7,506	6%	3,092	7%	8,745	7%
	71,585	60%	31,994	70%	63,513	53%
Middle East/Asia Pacific:
Crew costs	$33,487	42%	14,628	36%	22,428	36%
Repair and maintenance	7,294	9%	4,302	11%	9,560	15%
Insurance and loss reserves	(72)	(<1%)	1,147	3%	200	<1%
Fuel, lube and supplies	8,357	10%	3,921	10%	4,539	7%
Other	9,471	12%	4,724	12%	7,236	11%
	58,537	73%	28,722	72%	43,963	69%
Europe/Mediterranean Sea:
Crew costs	$25,681	46%	9,468	48%	12,660	49%
Repair and maintenance	7,747	14%	2,109	11%	5,242	20%
Insurance and loss reserves	854	2%	431	2%	739	3%
Fuel, lube and supplies	5,434	10%	1,617	8%	2,964	12%
Other	6,911	11%	2,618	13%	3,832	15%
	46,627	83%	16,243	82%	25,437	99%
West Africa:
Crew costs	$46,156	32%	21,166	31%	28,925	31%
Repair and maintenance	10,413	7%	4,141	6%	13,677	15%
Insurance and loss reserves	(687)	(<1%)	1,855	3%	629	1%
Fuel, lube and supplies	12,858	9%	6,264	9%	6,004	6%
Other	24,091	17%	10,117	15%	15,135	16%
	92,831	65%	43,543	66%	64,370	69%
Total vessel operating costs	269,580	68%	120,502	70%	197,283	65%

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating costs:
Americas:
Crew costs	$19,592	43%	18,707	46%	53,917	34%
Repair and maintenance	3,530	8%	8,747	21%	17,360	11%
Insurance and loss reserves	1,192	2%	1,134	3%	3,755	2%
Fuel, lube and supplies	4,588	10%	4,154	10%	9,738	6%
Other	3,092	7%	5,191	13%	9,014	6%
	31,994	70%	37,933	93%	93,784	59%
Middle East/Asia Pacific:
Crew costs	$14,628	36%	12,934	36%	29,593	34%
Repair and maintenance	4,302	11%	3,255	9%	11,254	13%
Insurance and loss reserves	1,147	3%	931	2%	3,288	4%
Fuel, lube and supplies	3,921	10%	1,996	5%	5,892	6%
Other	4,724	12%	3,884	11%	10,471	12%
	28,722	72%	23,000	63%	60,498	69%
Europe/Mediterranean Sea:
Crew costs	$9,468	48%	7,733	50%	16,930	52%
Repair and maintenance	2,109	11%	3,982	26%	2,883	9%
Insurance and loss reserves	431	2%	513	3%	759	2%
Fuel, lube and supplies	1,617	8%	1,864	12%	3,345	10%
Other	2,618	13%	2,437	16%	3,951	13%
	16,243	82%	16,529	107%	27,868	86%
West Africa:
Crew costs	$21,166	31%	17,279	32%	48,202	33%
Repair and maintenance	4,141	6%	7,056	13%	11,687	8%
Insurance and loss reserves	1,855	3%	1,371	2%	3,973	3%
Fuel, lube and supplies	6,264	9%	4,265	8%	9,755	7%
Other	10,117	15%	9,005	17%	22,559	14%
	43,543	66%	38,976	72%	96,176	65%
Total vessel operating costs	$120,502	70%	116,438	80%	278,326	65%

The following tables present vessel operations general and administrative expenses by segment, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues.

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas (A)	$22,042	19%	9,622	21%	14,081	12%
Middle East/Asia Pacific	14,205	18%	5,956	15%	8,159	13%
Europe/Mediterranean Sea (B)	7,610	14%	1,907	10%	2,981	12%
West Africa	25,529	18%	13,675	21%	18,105	19%
Total vessel operations general and administrative expenses	$69,386	17%	31,160	18%	43,326	14%

(A)	Included in Americas general and administrative expenses for the twelve months ended December 31, 2018 are $0.6 million of lease exit charges related to the consolidation of shore-based operations.

(B)

Included in Europe/Mediterranean Sea general and administrative expenses for the twelve months ended December 31, 2018 are $1.7 million of lease exit charges related to the consolidation of shore-based operations in Aberdeen, Scotland.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operations general and administrative expenses:
Americas	$9,622	21%	7,670	19%	19,876	12%
Middle East/Asia Pacific	5,956	15%	4,780	13%	14,238	16%
Europe/Mediterranean Sea	1,907	10%	1,613	10%	4,287	13%
West Africa	13,675	21%	9,818	18%	30,460	21%
Total vessel operations general and administrative expenses	$31,160	18%	23,881	16%	68,861	16%

The following tables present vessel operating leases by segment, the related segment vessel operating leases as a percentage of segment vessel revenues, total vessel operating leases and the related total vessel operating leases as a percentage of total vessel revenues.

	Successor			Predecessor
				Period from
		Period from		January 1, 2017
	Twelve Months	August 1, 2017		through
	Ended	through		July 31, 2017
	December 31, 2018	December 31, 2017		(unaudited)
(In thousands)	%		%		%
Vessel operating leases:
Americas	$—	—	0%	10,475	9%
Europe/Mediterranean Sea	—	447	2%	1,375	5%
West Africa	—	768	1%	2,757	3%
Total vessel operating leases	$—	1,215	1%	14,607	5%

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating leases:
Americas	$—	—	3,849	9%	19,878	12%
Europe/Mediterranean Sea	447	2%	943	6%	—	—
West Africa	768	1%	1,373	3%	5,445	4%
Total vessel operating leases	$1,215	1%	6,165	4%	25,323	6%

The following tables present vessel depreciation expense by segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total vessel depreciation expense and the related total vessel depreciation expense as a percentage of total vessel revenues.

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)				%		%
Vessel depreciation expense:
Americas	$16,047	14%	5,767	13%	25,242	21%
Middle East/Asia Pacific	11,871	15%	4,716	12%	18,466	29%
Europe/Mediterranean Sea	11,385	20%	2,794	14%	15,621	61%
West Africa	16,612	12%	6,067	9%	22,447	24%
Total vessel depreciation expense	$55,915	14%	19,344	11%	81,776	27%

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel depreciation expense:
Americas	$5,767	13%	13,945	34%	37,517	24%
Middle East/Asia Pacific	4,716	12%	9,967	27%	32,350	37%
Europe/Mediterranean Sea	2,794	14%	9,060	59%	19,977	61%
West Africa	6,067	9%	12,632	23%	34,388	23%
Total vessel depreciation expense	$19,344	11%	45,604	31%	124,232	29%

The following tables compare operating income and other components of earnings before income taxes, and its related percentage of total revenues.

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas (A)	$8,860	2%	(1,599)	(1%)	8,069	3%
Middle East/Asia Pacific	(4,417)	(1%)	451	<1%	(7,597)	(2%)
Europe/Mediterranean Sea (B)	(9,359)	(2%)	(1,497)	(1%)	(19,783)	(6%)
West Africa	7,240	2%	2,308	1%	(14,180)	(5%)
	2,324	1%	(337)	(<1%)	(33,491)	(10%)
Other operating profit	3,742	1%	1,614	1%	651	<1%
	6,066	2%	1,277	1%	(32,840)	(10%)

Corporate expenses (C)	(42,972)	(11%)	(14,989)	(8%)	(40,567)	(13%)

Gain on asset dispositions, net	10,624	3%	6,616	3%	9,625	3%
Impairment of due from affiliate	(20,083)	(5%)	—	—	—	—
Long-lived asset impairments	(61,132)	(15%)	(16,777)	(9%)	(249,606)	(80%)
Operating loss	(107,497)	(25%)	(23,873)	(13%)	(313,388)	(100%)
Foreign exchange gain (loss)	106	<1%	(407)	(<1%)	(2,516)	(<1%)
Equity in net earnings (loss) of unconsolidated companies	(18,864)	(5%)	2,130	1%	7,627	2%
Interest income and other, net	11,294	3%	2,771	1%	3,974	1%
Reorganization items	—	—	(4,299)	(3%)	(1,396,905)	(448%)
Loss on early extinguishment of debt	(8,119)	(2%)	—	—	—	—
Interest and other debt costs	(30,439)	(7%)	(13,009)	(7%)	(32,188)	(10%)
Loss before income taxes	$(153,519)	(37%)	(36,687)	(21%)	(1,733,396)	(555%)

(A)

Included in Americas segment operating profit for the twelve months ended December 31, 2018 are $0.6 million of lease exit charges related to the consolidation of shore-based operations. Included in Americas vessel operating profit for the period from January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

(B)

Included in Europe/Mediterranean Sea operating loss for the twelve months ended December 31, 2018 are $1.7 million of lease exit charges related to the consolidation of shore based operations in Aberdeen, Scotland.

(C)

Included in corporate expenses for the twelve month period ended December 31, 2018 (Successor), are (i) $9.0 million professional services expenses related to the GulfMark business combination, (ii) $3.4 million of incremental general and administrative expenses related to the GulfMark entities (which includes $2.3 million of expenses related to the abandonment of office lease in Houston, Texas), (iii) $0.9 million of expenses related to the abandonment of office lease in New Orleans, Louisiana to consolidate corporate operations and (iv) $1.2 million of post-business combination restructuring costs related to employee severance.  Included in corporate general and administrative expenses for the period from January 1, 2017 through July 31, 2017 (Predecessor), are restructuring-related professional services costs of $23.4 million.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operating profit (loss):
Americas	$(1,599)	(1%)	(22,549)	(15%)	(11,745)	(3%)
Middle East/Asia Pacific	451	<1%	(1,434)	(1%)	(19,146)	(4%)
Europe/Mediterranean Sea	(1,497)	(1%)	(12,680)	(8%)	(19,631)	(5%)
West Africa	2,308	1%	(8,828)	(6%)	(19,309)	(4%)
	(337)	(<1%)	(45,491)	(30%)	(69,831)	(16%)
Other operating profit (loss)	1,614	1%	876	1%	(1,323)	(<1%)
	1,277	1%	(44,615)	(29%)	(71,154)	(16%)

Corporate expenses (A)	(14,989)	(8%)	(18,246)	(12%)	(35,524)	(8%)

Gain on asset dispositions, net	6,616	3%	3,561	2%	18,035	4%
Long-lived asset impairments	(16,777)	(9%)	(184,748)	(122%)	(419,870)	(95%)
Operating loss	(23,873)	(13%)	(244,048)	(161%)	(508,513)	(115%)
Foreign exchange loss	(407)	(<1%)	(3,181)	(2%)	(2,302)	(1%)
Equity in net earnings of unconsolidated companies	2,130	1%	4,786	3%	2,869	<1%
Interest income and other, net	2,771	1%	2,384	2%	3,605	1%
Reorganization items	(4,299)	(3%)	(1,396,905)	(923%)	—	—
Interest and other debt costs	(13,009)	(7%)	(11,179)	(8%)	(54,018)	(12%)
Loss before income taxes	$(36,687)	(21%)	(1,648,143)	(1,089%)	(558,359)	(127%)

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

Twelve Months Ended December 31, 2018 and 2017

Americas Segment Operations. Vessel revenues earned in the Americas segment for the year ended December 31, 2018, five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $118.5 million, $45.8 million and $121.4 million, respectively. Included in Americas vessel revenue for the period from January 1, 2017 through July 31, 2017 (Predecessor), is $39.1 million of revenue related to the early cancellation of a long-term vessel charter contract.

Further reductions in Americas segment utilization and average day rates have caused decreases in revenue and are primarily the result of a significant industry downturn which occurred during the latter half of calendar 2014 and has continued through December 31, 2018. Americas segment vessel revenues for the year ended December 31, 2018 also includes $4.0 million of revenues related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

Operating profit (loss) for the Americas segment for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $8.9 million, ($1.6) million and $8.1 million, respectively.

Americas segment vessel operating costs for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $71.6 million, $32 million and $63.5 million, respectively. Overall vessel operating costs have decreased in the current period primarily due to the reduction in repair and maintenance costs and crew costs, reflecting the decline in operating activity in the segment in the current year and the adoption of a new accounting policy for drydocking costs.

Subsequent to July 31, 2017, we implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Americas segment vessel operating costs for the year ended December 31, 2018 also includes $3.8 million of costs related to the GulfMark vessel fleet which was acquired on November 15, 2018.

The Americas segment did not incur any vessel operating lease expense for the year ended December 31, 2018 or the five month period of August 1, 2017 through December 31, 2017 (Successor). Vessel operating lease expense for the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $10.5 million. The reduction in vessel operating lease expense in the successor periods compared to the predecessor period primarily was the result of the termination of lease contracts in conjunction with our Plan of Reorganization.

Americas segment depreciation expense for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $16.0 million, $5.8 million and $25.2 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values recognized at July 31, 2017 resulting from the application of fresh-start accounting. Americas segment depreciation expense for the year ended December 31, 2018 also includes $1.4 million of depreciation related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

Americas segment general and administrative expenses for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $22.0 million, $9.6 million and $14.1 million, respectively.  General and administrative expenses have decreased as compared to the prior year primarily as a result of cost reduction initiatives that we have undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through December 31, 2018. Americas segment general and administrative expenses for the year ended December 31, 2018 also include $1.6 million related to GulfMark’s Americas operations, which were acquired on November 15, 2018.

Middle East/Asia Pacific Segment Operations.  Vessel revenues earned in the Middle East/Asia Pacific segment for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $80.2 million, $39.8 million and $63 million, respectively. Reductions in revenue in the current year as compared to the prior twelve month period is primarily related to reductions to average day rates. Middle East/Asia Pacific segment vessel revenue for the year ended December 31, 2018 also includes $0.7 million related to the GulfMark vessel fleet which was acquired on November 15, 2018.

Operating profit for the Middle East/Asia Pacific segment for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were ($4.4) million, $0.5 million and ($7.6) million, respectively.

Vessel operating costs in the Middle East/Asia Pacific segment for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $58.5 million, $28.7 million and $44.0 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the prior year primarily due to the reduction in crew costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy we implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized. Middle East/Asia Pacific segment vessel operating costs for the year ended December 31, 2018 also includes $0.7 million of costs related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

Depreciation expense for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $11.9 million, $4.7 million and $18.5 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting. Middle East/Asia Pacific segment depreciation expense for the year ended December 31, 2018 also includes $0.3 million of depreciation related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

General and administrative expenses for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $14.2 million, $6.0 million and $8.2 million, respectively. Middle East/Asia Pacific segment general and administrative expenses for the year ended December 31, 2018 also include $0.1 million related to GulfMark’s Americas operations, which were acquired on November 15, 2018.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues earned in the Europe/Mediterranean Sea segment for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $56.3 million, $19.9 million and $25.6 million, respectively. The segment has experienced an increase in revenues primarily resulting from higher utilization, higher average day rates and more vessels working in the area which has driven an overall increase in revenues as compared to the comparable periods of the prior year.  Europe/Mediterranean Sea segment vessel revenue for the year ended December 31, 2018 also includes $7.7 million related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

Operating losses for the Europe/Mediterranean Sea segment for the year ended December 31, 2018, five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $9.4 million, $1.5 million and $19.8 million, respectively.

Vessel operating costs for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $46.6 million, $16.2 million and $25.4 million, respectively. Europe/Mediterranean Sea segment vessel operating costs for the year ended December 31, 2018 also includes $5.1 million related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

The Europe/Mediterranean Sea segment did not incur any vessel operating lease expense for the year ended December 31, 2018. Vessel operating lease expense for the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $0.4 million and $1.4 million, respectively. The reduction in vessel operating lease expense in the successor periods compared to the predecessor period primarily was the result of the termination of lease contracts in conjunction with the Plan.

Depreciation expense for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $11.4 million, $2.8 million and $15.6 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting. Europe/Mediterranean Sea segment depreciation expense for the year ended December 31, 2018 also includes $2.7 million of depreciation related to the GulfMark vessel fleet, which was acquired on November 15, 2018.

General and administrative expenses for the year ended December 31, 2018, five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $7.6 million, $1.9 million and $3.0 million, respectively. General and administrative expenses have increased as compared to prior year primarily as a result of the recognition of exit costs associated with a long-term lease for one of our shore-based locations and $1.2 million of costs associated with GulfMark’s North Sea operations, which were acquired on November 15, 2018.

West Africa Segment Operations. Vessel revenues earned in the West Africa segment for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $142.2 million, $66.4 million and $93.5 million, respectively.

West Africa segment average day rates and the number of active vessels has decreased which has resulted in reductions to revenues as compared to the prior year due primarily to the significant industry downturn which occurred over the latter half of calendar 2014 and which has continued through December 31, 2018.

Operating profit for the West Africa segment for the year ended December 31, 2018 (Successor) and the five month period of August 1, 2017 through December 31, 2017 (Successor) was $7.2 million and $2.3 million, respectively. Operating loss for the seven month period from January 1, 2017 through July 31, 2017 (Predecessor) was $14.2 million.

Vessel operating costs for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $92.8 million, $43.5 million and $64.4 million, respectively. Overall vessel operating costs have decreased in the current period as compared to the prior year primarily due to the reduction in crew costs, insurance costs and other vessel costs reflecting the overall decline in operating activity within the segment. Decreases to repairs and maintenance costs are primarily the result of a new planned major maintenance policy we implemented subsequent to July 31, 2017, and in connection with the application of fresh start accounting, requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

The West Africa segment did not incur any vessel operating lease expense for the year ended December 31, 2018. Vessel operating lease expense for the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $0.8 million and $2.8 million, respectively. The reduction in vessel operating lease expense in the successor periods compared to the predecessor period primarily was the result of the termination of lease contracts in conjunction with the Plan.

Depreciation expense for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) was $16.6 million, $6.1 million and $22.4 million, respectively. Depreciation expense has decreased significantly as compared to the prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the year ended December 31, 2018, the five month period of August 1, 2017 through December 31, 2017 (Successor) and the seven month period of January 1, 2017 through July 31, 2017 (Predecessor) were $25.5 million, $13.7 million and $18.1 million, respectively. Reduction in general and administrative expenses is the result of our continuing efforts to reduce overhead costs.

Other Items.

Asset Impairments. The table below summarizes the number of vessels impaired and the amount of impairment incurred.

	Successor		Predecessor
Period from
		Period from	January 1, 2017
	Twelve Months	August 1, 2017	through
	Ended	through	July 31, 2017
(In thousands, except vessel counts)	December 31, 2018	December 31, 2017	(unaudited)
Number of vessels impaired during the period	56	5	97
Amount of impairment incurred (A)	$61,132	16,777	249,606

(A)

The twelve months ended December 31, 2018 and the period August 1, 2017 through December 31, 2017 (Successor) included $3.4 million and $2.3 million, respectively, of impairments related to inventory and other non-vessel assets.

As of our emergence from Chapter 11 bankruptcy on July 31, 2017 we significantly reduced the carrying values of its vessels and other assets.  Refer to Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our impairment of our due from affiliates balance.

Insurance and Loss Reserves. Insurance and loss reserves expense for the year ended December 31, 2018 reflect decreases in premiums and claims as a result of lower levels of vessel activity.

Gains on Asset Dispositions, Net. During the year ended December 31, 2018 (Successor), we recognized net gains of $10.6 million, related to the sale of 38 vessels and other assets.

During the five month period from August 1, 2017 through December 31, 2017 (Successor), we recognized net gains of $7.1 million related to the sale of eight ROVs which was partially offset by $0.5 million of net losses related to the disposal of 11 vessels and other assets.

Included in gain on asset dispositions, net for the period from January 1, 2017 through July 31, 2017 (Predecessor), were $8.9 million of deferred gains from sale leaseback transactions and $0.8 million related to the sale of nine vessels. All remaining deferred gains related to our sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017 (Predecessor) due to our rejection of all 16 sale leaseback agreements during the Chapter 11 proceedings.

Foreign Exchange Gains and Losses. During the year ended December 31, 2018, we recognized a net foreign exchange gain of $0.1 million. The foreign exchange gains were primarily the result of the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency, partially offset by foreign exchange losses resulting from the revaluation of balances denominated in other non-U.S. currencies, primarily Brazilian reais.

During the twelve months ended December 31, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar devalued from a ratio of approximately 168 to 1 to a ratio of approximately 309 to 1, or approximately 84%. A devaluation in the Angolan kwanza relative to the U.S. dollar resulted in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which would be borne by us. However, since June 30, 2018, our investment balance in Sonatide was reduced to zero as a result of the accumulated losses in excess of our investment balance, thus, losses from Sonatide’s operations after June 30, 2018 have not been recognized.

During the five month period from August 1, 2017 through December 31, 2017 (Successor) and the seven month period from January 1, 2017 through July 31, 2017 (Predecessor), we recognized foreign exchange losses of $0.4 million and $2.5 million, respectively. These foreign exchange losses were primarily the result of the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

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

Further reductions in Americas segment utilization and average day rates caused decreases in revenue and are primarily the result of a significant industry downturn which occurred during the latter half of calendar 2014 and has continued through December 31, 2017.

Operating loss for the Americas segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) was $1.6 million, $22.5 million and $11.7 million, respectively.

Vessel operating costs for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $32 million, $37.9 million and $93.8 million, respectively.  Overall vessel operating costs decreased in the 2017 periods as compared to the nine months ended December 31, 2016 primarily due to the reduction in crew costs, reflecting the decline in operating activity in the segment in the current year. Subsequent to July 31, 2017, we implemented a new planned major maintenance policy requiring the costs of drydockings and surveys associated with regulatory compliance to be deferred and amortized.

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

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $9.6 million, $7.7 million and $19.9 million, respectively. General and administrative expenses decreased as compared to prior year primarily as a result of cost reduction initiatives that we have undertaken as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and continued through December 31, 2017.

Middle East/Asia Pacific Segment Operations.  Vessel revenues earned in the Middle East/Asia Pacific segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $39.8 million, $36.3 million and $87.9 million, respectively. Although the segment experienced a modest increase in utilization for, reductions to average day rates caused an overall decrease in revenues as compared to the comparable nine month period of the prior year.

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

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $4.7 million, $10 million and $32.4 million, respectively. Depreciation expense decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $6 million, $4.8 million and $14.2 million, respectively. General and administrative expenses decreased as compared to prior year primarily as a result of cost reduction initiatives that we undertook as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and continued through December 31, 2017.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues earned in the Europe/Mediterranean Sea segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $19.9 million, $15.5 million and $32.5 million, respectively. The segment experienced an increase in revenues primarily resulting from higher utilization and more vessels working in the area which drove an overall increase in revenues as compared to the comparable nine month period of the prior year.

Operating losses for the Europe/Mediterranean Sea segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $1.5 million, $12.7 million and $19.6 million, respectively.

Vessel operating costs for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $16.2 million, $16.5 million and $27.9 million, respectively.

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $2.8 million, $9.1 million and $20 million, respectively. Depreciation expense decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $1.9 million, $1.6 million and $4.3 million, respectively. General and administrative expenses decreased as compared to prior year primarily as a result of cost reduction initiatives that we undertook as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and continued through December 31, 2017.

West Africa Segment Operations. Vessel revenues earned in the West Africa segment for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $66.4 million, $54 million and $147.2 million, respectively.

West Africa segment average day rates and the number of active vessels has decreased which resulted in reductions to revenues as compared to prior year primarily to the significant industry downturn which occurred over the latter half of calendar 2014 and continued through December 31, 2017.

Operating profit for the West Africa segment for the five month period of August 1, 2017 through December 31, 2017 (Successor) was $2.3 million. Operating losses for the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor) were $8.8 million and $19.3 million, respectively.

Vessel operating costs for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $43.5 million, $39 million and $96.2 million, respectively. Included in the period April 1, 2017 through July 31, 2017 (Predecessor) were higher levels of repair and maintenance due to increased drydockings.

Vessel operating lease expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $0.8 million, $1.4 million and $5.4 million, respectively. Vessel operating lease expense decreased as compared to prior year primarily as a result of the termination of lease contracts in conjunction with the Plan.

Depreciation expense for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $6.1 million, $12.6 million and $34.4 million, respectively. Depreciation expense decreased significantly as compared to prior year primarily due to the substantial reduction in vessel carrying values at July 31, 2017 resulting from the application of fresh-start accounting.

General and administrative expenses for the five month period of August 1, 2017 through December 31, 2017 (Successor), the four month period of April 1, 2017 through July 31, 2017 (Predecessor) and the nine months ended December 31, 2016 (Predecessor) were $13.7 million, $9.8 million and $30.5 million, respectively. General and administrative expenses decreased as compared to prior year primarily as a result of cost reduction initiatives that we undertook as a result of the significant industry downturn which occurred over the latter half of calendar 2014 and has continued through
December 31, 2017.

Other Items.

Asset Impairments. The table below summarizes the number of vessels and ROVs impaired and the amount of impairment incurred.

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands, except vessel counts)	December 31, 2017	July 31, 2017	(unaudited)
Number of vessels impaired during the period	5	79	115
Number of ROVs impaired during the period	—	—	8
Amount of impairment incurred (A)	$16,777	184,748	419,870

(A)

The period from August 1, 2017 through December 31, 2017 and the nine month period ended December 31, 2016 included $2.3 million and $1.6 million, respectively, of impairments related to inventory and other non-vessel assets.

As of our emergence from Chapter 11 bankruptcy on July 31, 2017 we significantly reduced the carrying values of it vessels and other assets.

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

Gains on Asset Dispositions, Net. During the five month period from August 1, 2017 through December 31, 2017 (Successor), we recognized net gains of $7.1 million related to the sale of eight ROVs which was partially offset by $0.5 million of net losses related to the disposal of 11 vessels and other assets.  Included in gain on asset dispositions, net for the four month period from April 1, 2017 through July 31, 2017 (Predecessor), was $0.5 million related to the sale of seven vessels and we recognized deferred gains related to sale leaseback transactions of $3 million. During the nine months ended December 31, 2016 (Predecessor), we recognized deferred gains related to sale leaseback transactions of $17.5 million and net gains of $0.5 million related to the disposal of ten vessels and other assets.

All remaining deferred gains related to our sale leaseback vessels were recognized as reorganization items in the quarter ended June 30, 2017 (Predecessor) due to our rejection of all 16 sale leaseback agreements during the Chapter 11 proceedings.

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

Interest and Other Debt Costs. Interest and other debt costs for the five month period from August 1, 2017 through December 31, 2017 (Successor) was $13 million and reflects interest expense on the Secured Notes and Troms Offshore debt as well as the amortization of premiums and discounts associated with the respective loans in connection with fresh-start accounting valuations. Interest and other debt costs for the four month period from April 1, 2017 through July 31, 2017 (Predecessor) was $11.2 million and reflects interest expense on the Predecessor company’s term loan, revolver and senior notes through the Petition Date and Troms debt for the entire period.  The filing of our bankruptcy petition on May 17, 2017 resulted in the cessation of the accrual of interest on our term loan, revolving line of credit and senior notes through our Effective Date of July 31, 2017.  Had the term loan, revolving line of credit and senior notes not been compromised by the Plan, interest expense for the period from April 1, 2017 through the Effective Date of July 31, 2017 (Predecessor) would have been approximately $27 million. Interest and other debt costs for the nine months ended December 31, 2016 (Predecessor) was $54 million and reflects interest expense on the Predecessor company’s term loan, revolver, senior notes and Troms debt.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels undergoing major repairs and maintenance and/or in drydock) but do not include vessels owned by joint ventures (five vessels at December 31, 2018). The following tables compare revenues, days-based utilization percentages and average day rates by vessel class and in total:

	Successor		Predecessor	Successor	Predecessor
	Twelve	Period from	Period from	Period from	Period from	Nine
	months	Aug. 1, 2017	Jan. 1, 2017	Aug. 1, 2017	Apr. 1, 2017	months
REVENUE BY VESSEL CLASS	Ended	through	through	through	through	Ended
(in thousands):	Dec. 31, 2018	Dec. 31, 2017	Jul. 31, 2017	Dec. 31, 2017	Jul. 31, 2017	Dec. 31, 2016
Americas fleet:
Deepwater	$79,791	26,860	84,448	26,860	21,617	108,503
Towing-supply	29,106	13,835	29,759	13,835	15,021	41,823
Other	9,637	5,089	7,173	5,089	4,210	8,984
Total	$118,534	45,784	121,380	45,784	40,848	159,310
Middle East/Asia Pacific fleet:
Deepwater	$35,479	14,792	22,801	14,792	13,368	26,093
Towing-supply	44,722	25,053	40,190	25,053	22,945	61,847
Other	(6)	—	—	—	—	—
Total	$80,195	39,845	62,991	39,845	36,313	87,940
Europe/Mediterranean Sea fleet:
Deepwater	$53,133	18,204	21,473	18,204	11,620	29,639
Towing-supply	3,130	1,691	4,167	1,691	3,845	2,337
Other	—	—	(9)	—	—	526
Total	$56,263	19,895	25,631	19,895	15,465	32,502
West Africa fleet:
Deepwater	$58,640	24,131	31,306	24,131	18,126	49,703
Towing-supply	68,072	33,806	53,769	33,806	31,297	77,601
Other	15,502	8,423	8,424	8,423	4,548	19,855
Total	$142,214	66,360	93,499	66,360	53,971	147,159
Worldwide fleet:
Deepwater	$227,043	83,987	160,028	83,987	64,731	213,938
Towing-supply	145,030	74,385	127,885	74,385	73,108	183,608
Other	25,133	13,512	15,588	13,512	8,758	29,365
Total	$397,206	171,884	303,501	171,884	146,597	426,911

	Successor		Predecessor	Successor	Predecessor
	Twelve	Period from	Period from	Period from	Period from	Nine
	months	Aug. 1, 2017	Jan. 1, 2017	Aug. 1, 2017	Apr. 1, 2017	months
	Ended	through	through	through	through	Ended
UTILIZATION:	Dec. 31, 2018	Dec. 31, 2017	Jul. 31, 2017	Dec. 31, 2017	Jul. 31, 2017	Dec. 31, 2016
Americas fleet:
Deepwater	49.4%	27.6	25.3	27.6	22.0	37.4
Towing-supply	39.5	37.5	38.8	37.5	36.5	38.7
Other	45.8	54.0	47.2	54.0	48.4	39.8
Total	46.1%	33.7	31.9	33.7	29.4	38.1
Middle East/Asia Pacific fleet:
Deepwater	58.6%	47.4	48.8	47.4	51.1	33.2
Towing-supply	56.0	57.4	55.9	57.4	57.2	56.6
Total	57.0%	53.7	52.7	53.7	54.3	48.5
Europe/Mediterranean Sea fleet:
Deepwater	70.0%	70.8	61.7	70.8	62.3	54.0
Towing-supply	34.4	32.2	51.6	32.2	69.5	47.8
Other	—	—	—	—	—	28.4
Total	64.3%	61.1	54.6	61.1	59.1	51.1
West Africa fleet:
Deepwater	58.2%	51.0	46.1	51.0	44.8	42.3
Towing-supply	45.0	45.7	46.7	45.7	48.1	45.4
Other	46.2	46.7	33.2	46.7	33.5	45.0
Total	49.6%	47.5	41.7	47.5	42.1	44.5
Worldwide fleet:
Deepwater	58.3%	45.7	41.1	45.7	40.0	40.4
Towing-supply	47.7	48.4	49.1	48.4	50.7	48.6
Other	46.2	47.0	33.4	47.0	33.9	42.4
Total	52.2%	47.1	43.1	47.1	43.5	44.3

	Successor		Predecessor	Successor	Predecessor
	Twelve	Period from	Period from	Period from	Period from	Nine
	months	Aug. 1, 2017	Jan. 1, 2017	Aug. 1, 2017	Apr. 1, 2017	months
	Ended	through	through	through	through	Ended
AVERAGE DAY RATES:	Dec. 31, 2018	Dec. 31, 2017	Jul. 31, 2017	Dec. 31, 2017	Jul. 31, 2017	Dec. 31, 2016
Americas fleet:
Deepwater	15,761	18,787	38,454	18,787	19,656	25,334
Towing-supply	12,338	14,213	16,893	14,213	16,075	16,558
Other	9,154	8,872	8,957	8,872	8,914	9,559
Total	13,987	15,381	25,507	15,381	16,297	20,560
Middle East/Asia Pacific fleet:
Deepwater	8,998	9,779	9,893	9,779	9,870	13,384
Towing-supply	6,604	7,012	7,735	7,012	7,518	8,652
Total	7,482	7,835	8,398	7,835	8,441	9,666
Europe/Mediterranean Sea fleet:
Deepwater	9,959	9,594	9,457	9,594	8,894	11,414
Towing-supply	6,227	7,059	7,280	7,059	7,352	8,886
Other	—	—	—	—	—	3,366
Total	9,637	9,310	9,015	9,310	8,453	10,777
West Africa fleet:
Deepwater	10,113	11,616	13,536	11,616	13,744	17,558
Towing-supply	12,993	13,078	14,135	13,078	14,109	15,060
Other	3,501	3,800	3,431	3,800	3,258	4,457
Total	9,196	9,646	10,908	9,646	10,941	11,831
Worldwide fleet:
Deepwater	11,274	12,142	17,616	12,142	12,743	18,348
Towing-supply	9,751	10,092	11,284	10,092	10,867	12,167
Other	4,583	4,842	4,788	4,842	4,688	5,290
Total	9,809	10,064	12,820	10,064	10,720	13,216

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following tables compare the average number of vessels by class and geographic distribution and the actual vessel count:

	Successor			Predecessor
				Average Number
			Average Number	of Vessels During
		Average Number	of Vessels During	Period from
	Actual Vessel	of Vessels During The	Period from	January 1, 2017
	Count at	Twelve Months	August 1, 2017	through
	December 31,	Ended	through	July 31, 2017
	2018	December 31, 2018	December 31, 2017	(unaudited)
Americas fleet:
Deepwater	39	28	34	41
Towing-supply	28	17	17	22
Other	7	6	7	8
Total	74	51	58	71
Stacked vessels	(35)	(22)	(32)	(35)
Active vessels	39	29	26	36
Middle East/Asia Pacific fleet:
Deepwater	24	19	21	22
Towing-supply	28	33	41	44
Other	—	—	—	1
Total	52	52	62	67
Stacked vessels	(12)	(12)	(21)	(25)
Active vessels	40	40	41	42
Europe/Mediterranean Sea fleet:
Deepwater	44	21	17	17
Towing-supply	4	4	4	5
Other	—	—	1	2
Total	48	25	22	24
Stacked vessels	(16)	(6)	(5)	(7)
Active vessels	32	19	17	17
West Africa fleet:
Deepwater	30	27	27	24
Towing-supply	31	32	37	38
Other	22	26	31	35
Total	83	85	95	97
Stacked vessels	(29)	(31)	(37)	(44)
Active vessels	54	54	58	53
Worldwide fleet:
Deepwater	137	95	99	104
Towing-supply	91	86	99	109
Other	29	32	39	46
Total	257	213	237	259
Stacked vessels	(92)	(71)	(95)	(111)
Active vessels	165	142	142	148

Total active	165	142	142	148
Total stacked	92	71	95	111
Total joint venture and other vessels	5	7	8	8
Total	262	220	245	267

	Successor		Predecessor
		Average Number	Average Number
		of Vessels During	of Vessels During	Average Number
	Actual Vessel	Period from	Period from	of Vessels During
	Count at	August 1, 2017	April 1, 2017	Nine month
	December 31,	through	through	period ended
	2017	December 31, 2017	July 31, 2017	December 31, 2016
Americas fleet:
Deepwater	32	34	41	42
Towing-supply	16	17	21	24
Other	6	7	8	8
Total	54	58	70	74
Stacked vessels	(27)	(32)	(37)	(33)
Active vessels	27	26	33	41
Middle East/Asia Pacific fleet:
Deepwater	20	21	22	22
Towing-supply	37	41	44	45
Other	—	—	1	1
Total	57	62	67	68
Stacked vessels	(16)	(21)	(25)	(26)
Active vessels	41	41	42	42
Europe/Mediterranean Sea fleet:
Deepwater	18	17	17	18
Towing-supply	4	4	6	2
Other	—	1	2	2
Total	22	22	25	22
Stacked vessels	(6)	(5)	(6)	(7)
Active vessels	16	17	19	15
West Africa fleet:
Deepwater	27	27	24	24
Towing-supply	36	37	38	41
Other	31	31	34	36
Total	94	95	96	101
Stacked vessels	(40)	(37)	(42)	(35)
Active vessels	54	58	54	66
Worldwide fleet:
Deepwater	97	99	104	106
Towing-supply	93	99	109	112
Other	37	39	45	47
Total	227	237	258	265
Stacked vessels	(89)	(95)	(110)	(101)
Active vessels	138	142	148	164

Total active	138	142	148	164
Total stacked	89	95	110	101
Total joint venture and other vessels	8	8	8	8
Total	235	245	266	273

Owned or chartered vessels include stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics.

Included in the actual vessel counts as of December 31, 2018, are 65 total vessels acquired through our business combination with GulfMark. These vessels are also included in our average vessel count for the twelve months ended December 31, 2018, from the date of the business combination, November 15, 2018.

We had 92, 89, 109 and 116 stacked vessels at December 31, 2018 (Successor), December 31, 2017 (Successor), July 31, 2017 (Predecessor) and December 31, 2016 (Predecessor), respectively. Stacked vessels at December 31, 2018 (Successor) include 33 stacked vessels acquired through the business combination with GulfMark.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by vessel type and segment are as follows:

	Successor		Predecessor
			Period from
		Period from	January 1, 2017
	Twelve Months	August 1, 2017	through
	Ended	through	July 31, 2017
	December 31, 2018	December 31, 2017	(unaudited)
Number of vessels disposed by vessel type: (A)
Deepwater PSVs	11	—	—
Towing-supply vessels	18	6	2
Other	9	5	3
Total	38	11	5
Number of vessels disposed by segment:
Americas	10	2	2
Middle East/Asia Pacific	11	7	—
Europe/Mediterranean Sea	—	2	—
West Africa	17	—	3
Total	38	11	5

	Successor	Predecessor
	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
	December 31, 2017	July 31, 2017	(unaudited)
Number of vessels disposed by vessel type: (A)
Deepwater PSVs	—	—	1
Towing-supply vessels	6	2	8
Other	5	5	1
Total	11	7	10
Number of vessels disposed by segment:
Americas	2	2	9
Middle East/Asia Pacific	7	—	—
Europe/Mediterranean Sea	2	—	—
West Africa	—	5	1
Total	11	7	10

(A)	Vessel dispositions exclude the return of 16 leased vessels to their respective owners in connection with the Plan.

Vessel Deliveries

Twelve Month Period Ended December 31, 2018.   We acquired two 260-foot, 3,500 deadweight ton (DWT) of cargo carrying capacity, deepwater platform supply vessels (PSV) for a total cost of $10.1 million in the twelve months ended December 31, 2018.  We also took delivery of one 300-foot, 5,400 DWT of cargo carrying capacity, deepwater PSV which was constructed at a domestic shipyard for a total cost of $53.9 million. In conjunction with our bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, this vessel under construction was recorded at its estimated fair value of $7 million. The final payment of $4.1 million was made upon delivery in 2018.

Twelve Month Period Ended December 31, 2017.   We took delivery of one 300-foot, 5,400 DWT of cargo carrying capacity, deepwater PSV, which was constructed at a domestic shipyard for a total cost of $53.2 million. In conjunction with our bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, this vessel under construction was recorded at its estimated fair value of $7 million. The final payment of $4.3 million was made upon delivery in 2017.

Nine Month Period Ended December 31, 2016.    We took delivery of three newly-built deepwater PSVs. One 310-foot, 6,100 DWT of cargo carrying capacity, deepwater PSV was constructed at a domestic shipyard for a total cost of $52.3 million. In conjunction with our bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, this vessel was recorded at its estimated fair value of $14.3 million. Two 262-foot, 4,400 DWT of cargo carrying capacity, deepwater PSVs were constructed at an international shipyard for a total aggregate cost of $34.9 million. In conjunction with our bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, these vessels were recorded at an estimated fair value of $14.2 million.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues consist of the following components:

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)		%		%		%
Personnel	$57,940	14%	$29,314	16%	34,228	11%
Office and property	12,336	3%	5,735	3%	9,139	3%
Sales and marketing	3,002	1%	881	<1%	1,530	1%
Professional services	22,737	5%	6,351	4%	30,950	10%
Other	6,312	2%	4,338	3%	7,712	3%
Restructuring charges (A)	7,696	2%	—	—	—	—
	$110,023	27%	$46,619	26%	83,559	28%

(A)

Restructuring charges for the twelve months ended December 31, 2018 includes $2.2 million and $5.5 million of post-business combination personnel costs for severance and similar charges and office and property costs related to the exit of leased offices, respectively.

	Successor		Predecessor
	Period from		Period from		Nine month
	August 1, 2017		April 1, 2017		period ended
	through		through		December 31, 2016
	December 31, 2017		July 31, 2017		(unaudited)
(In thousands)		%		%		%
Personnel	$29,314	16%	20,919	14%	54,493	12%
Office and property	5,735	3%	5,109	3%	12,912	3%
Sales and marketing	881	<1%	844	1%	3,116	1%
Professional services	6,351	4%	10,757	7%	24,618	6%
Other	4,338	3%	4,203	3%	9,013	2%
	$46,619	26%	41,832	28%	104,152	24%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

	Successor				Predecessor
					Period from
			Period from		January 1, 2017
	Twelve Months		August 1, 2017		through
	Ended		through		July 31, 2017
	December 31, 2018		December 31, 2017		(unaudited)
(In thousands)		%		%		%
Vessel operations	$66,081	60%	$31,160	67%	43,326	52%
Other operating activities	22	<1%	636	1%	934	1%
Corporate	36,224	33%	14,823	32%	39,299	47%
Restructuring charges (B)	7,696	7%	—	—	—	—
	$110,023	100%	$46,619	100%	83,559	100%

(B)

Restructuring charges for the twelve months ended December 31, 2018 include vessel operations costs and corporate costs $3.4 million and $4.3 million, respectively, of post-business combination severance and similar costs and costs related to the exit of leased offices.

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

General and administrative expenses for the year ended December 31, 2018 have decreased as compared to the comparable prior twelve months primarily as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore services market and lower Chapter 11 related professional fees. General and administrative expenses for the year ended December 31, 2018, however, does include (i) $9.0 million professional services expenses related to the GulfMark business combination, (ii) $6.4 million of incremental general and administrative expenses related to the acquired GulfMark entities (includes $2.9 million related to the abandonment of office leases in St. Rose, Louisiana and Houston, Texas, and $1.0 million of severance which have been identified as restructuring charges), (iii) $2.6 million of expenses related to the abandonment of office leases in New Orleans, Louisiana; and Aberdeen, Scotland;  and (iv) $1.2 million of severance  of employees related to the post combination restructuring which have been identified as restructuring charges.

During the twelve months ended December 31, 2017, we continued our efforts to reduce overhead costs due to the downturn in the offshore oil services market. Such efforts have included wage and headcount reductions, shore-based office consolidations and reductions in compensation and benefits for shore-based staff. These cost reductions have been partially offset by an increase in restructuring-related professional services expenses which are classified as corporate general and administrative expenses up until our Petition Date of May 17, 2017. During the four month period from April 1, 2017 through July 31, 2017 (Predecessor), we recognized $6.7 million of restructuring-related professional services expenses, prior to the Petition Date, as general and administrative expenses. During the nine months ended December 31, 2016 (Predecessor), we recognized $12.2 million of restructuring-related professional services expenses as general and administrative expenses.

During the five month period from August 1, 2017 through December 31, 2017 (Successor) and the four month period from April 1, 2017 through July 31, 2017 (Predecessor), we recognized $2.7 million and $28 million, respectively, of restructuring-related professional services expenses as reorganization items.

Liquidity, Capital Resources and Other Matters

Reorganization of Tidewater

Refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our Chapter 11 bankruptcy and emergence.

Availability of Cash

At December 31, 2018, we had $397.7 million in cash and cash equivalents (including restricted cash), of which $107.5 million was held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Indebtedness

Refer to Note (9) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our indebtedness.

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

Share Repurchases

Please refer to Note (13) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

Please refer to Note (13) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by or used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by (used in) operating activities is as follows:

	Successor		Predecessor
			Period from
		Period from	January 1, 2017
	Twelve Months	August 1, 2017	through
	Ended	through	July 31, 2017
(In thousands)	December 31, 2018	December 31, 2017	(unaudited)
Net loss	$(171,771)	$(38,726)	(1,733,879)
Reorganization items (non-cash)	—	—	1,368,882
Depreciation and amortization	51,332	20,131	85,039
Amortization of deferred drydocking and survey costs	6,961	206	—
Amortization of debt premiums and discounts	(1,856)	(715)	—
Provision for deferred income taxes	572	—	(7,743)
Gain on asset dispositions, net	(10,624)	(6,616)	(9,625)
Impairment of due from affiliate	20,083	—	—
Long-lived asset impairments	61,132	16,777	249,606
Loss on debt extinguishment	8,119	—	—
Compensation expense - stock based	13,406	3,731	819
Changes in operating assets and liabilities	(30,234)	(23,430)	73,589
Changes in due to/from affiliate, net	28,644	(2,373)	26,262
Changes in investments in, at equity, and advances to unconsolidated companies	28,177	(4,531)	(9,314)
Excess tax liability on stock option activity	—	—	4,927
Net cash provided by (used in) operating activities	$3,941	$(35,546)	48,563

Net cash provided by operations for the twelve months ended December 31, 2018 (Successor), of $3.9 million reflects a net loss of $171.8 million, which includes non-cash asset impairments of $61.1 million, non-cash impairment of due from affiliate of $20.1 million, non-cash depreciation and amortization of $58.3 million, gain on asset dispositions, net, of $10.6 million, and stock-based compensation expense of $13.4 million. Changes in investments in, at equity, and advances to unconsolidated companies decreased by $28.2 million, which primarily reflects foreign exchange losses recognized by our 49% owned Sonatide joint venture and receipt of $12.3 million of dividends received. Changes in due from/due to affiliate, net, during the twelve months ended December 31, 2018 of $28.6 million generally reflect collections from Sonatide due to kwanza conversions and customer receipts in excess of billings that were paid to us. Changes in operating assets and liabilities used $30.2 million of cash in the twelve months ended December 31, 2018.

Cash flows used in operations for the five month period August 1, 2017 through December 31, 2017, was $35.5 million and reflects a net loss of $38.7 million, which includes non-cash asset impairments of $16.8 million, total non-cash depreciation and amortization of $20.3 million, gain on asset dispositions, net of $6.6 million and stock-based compensation expense of $3.7 million. Reorganization items paid in cash (or to be paid in cash) for the period August 1, 2017 through December 31, 2017 of $4.3 million included the cost of delivering vessels operating under sale leaseback agreements to the respective lessors ($1.6 million) and restructuring-related professional fees ($2.7 million). Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $25.8 million of net cash primarily due to a decrease in accrued expenses and commission payments made to the Sonatide joint venture.

Cash flows used in operations for the period January 1, 2017 through July 31, 2017 (Predecessor), was $48.6 million and reflect a net loss of $1.7 billion, which included non-cash reorganization items of $1.4 billion, asset impairments of $249.6 million and depreciation and amortization of $85 million. Included in cash provided by operating activities is $39.1 million related to the termination fee in connection with the early cancellation of a long term vessel charter contract. Changes in operating assets and liabilities provided $73.6 million of net cash which primarily included increases in trade payables of $57.3 million and increases to accrued expenses of $24.3 million. Changes in due to/from affiliate provided $26.3 million of cash primarily as a result of cash repatriations and commission payments made related to our Sonatide joint venture.

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

Cash flows used in operations for the five month period August 1, 2017 through December 31, 2017, was $35.5 million and reflects a net loss of $38.7 million, which includes non-cash asset impairments of $16.8 million, total non-cash depreciation and amortization of $20.1 million, gain on asset dispositions, net of $6.6 million and stock-based compensation expense of $3.7 million. Reorganization items paid in cash (or to be paid in cash) for the period August 1, 2017 through December 31, 2017 of $4.3 million included the cost of delivering vessels operating under sale leaseback agreements to the respective lessors ($1.6 million) and restructuring-related professional fees ($2.7 million). Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $25.8 million of net cash primarily due to a decrease in accrued expenses and commission payments made to the Sonatide joint venture.

Cash flows used in operations for the four month period April 1, 2017 through July 31, 2017, was $21.6 million and reflects a net loss of $1.6 billion, which included non-cash reorganization items of $1.4 billion, asset impairments of $184.7 million, depreciation and amortization of $47.4 million and stock based compensation of $1.7 million. Reorganization items paid in cash (or to be paid in cash) during the period April 1, 2017 through July 31, 2017, were $28 million of restructuring-related professional fees.  Also during the period from April 1, 2017 through July 31, 2017, we recognized $6.7 million of restructuring-related professional services expenses as general and administrative expenses. Changes in operating assets and liabilities provided $34.6 million of net cash and included increases in trade payables of $8.2 million and increases to accrued expenses and accounts payable of $17.2 million and a reduction in accounts receivables of $6.3 million. Changes in due to/from affiliate provided $1.3 million of cash primarily as a result of more modest cash repatriations from our Sonatide joint venture.

Cash flows used in operations for the nine months ended December 31, 2016, was $40.3 million and reflects a net loss of $563.0 million, which included non-cash asset impairment charges of $419.9 million and depreciation and amortization of $129.7 million, which were partially offset by gains on asset dispositions, net of $18 million. During the nine months ended December 31, 2016, we recognized $12.2 million of restructuring-related professional services expenses as general and administrative expenses. Changes in our net due to/from affiliate, net used $4.1 million of cash and was the result of a net increase in the due to/from balance resulting from lower levels of cash repatriated from our Sonatide joint venture and commissions payments made by us to Sonatide. Changes in operating assets and liabilities used $6.3 million of net cash.

Investing Activities

Net cash provided by investing activities is as follows:

	Successor		Predecessor
			Period from
		Period from	January 1, 2017
	Twelve Months	August 1, 2017	through
	Ended	through	July 31, 2017
(In thousands)	December 31, 2018	December 31, 2017	(unaudited)
Proceeds from sales of assets	$46,115	32,742	4,636
Additions to properties and equipment	(21,391)	(9,834)	(10,620)
Payments related to novated vessel construction contract	—	—	5,272
Cash and cash equivalents from stock based business combination	43,806	—	—
Net cash provided by investing activities	$68,530	22,908	(712)

Net cash provided by investing activities for the twelve months ended December 31, 2018 (Successor), was $68.5 million, reflecting the receipt of proceeds from the sale of assets of $46.1 million related to the disposal of 38 vessels, 22 of which were scrapped. Additions to properties and equipment were comprised of $10.1 million for the purchase of two deepwater platform supply vessels, $6.9 million in capitalized upgrades to existing vessels and equipment, $4.1 million for the construction of offshore support vessels and $0.2 million in other properties and equipment purchases.  Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information on our business combination.

Investing activities for the five month period August 1, 2017 through December 31, 2017, provided $22.9 million of net cash, reflecting proceeds from the sale of all eight of our ROVs of $23 million and $9.7 million of proceeds from the disposal of vessels. These proceeds were partially offset by additions to properties and equipment of $9.8 million. Additions to properties and equipment for the period August 1, 2017 through December 31, 2017, were comprised of approximately $2.9 million in capitalized upgrades to existing vessels and equipment and $6.9 million for the construction of offshore support vessels.

Investing activities for the period January 1, 2017 through July 31, 2017 (Predecessor), used $0.7 million of net cash, reflecting additions to properties and equipment for the period comprised of $8.2 million for the construction of offshore support vessels, $2.3 million in capitalized upgrades to existing vessels and equipment and $0.1 million in other properties and equipment purchases. These uses of cash were partially offset by the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of our obligations related to a vessel under construction at an international shipyard and proceeds received from the sale of vessels and other assets of $4.6 million.

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

Investing activities for the five month period August 1, 2017 through December 31, 2017, provided $22.9 million of net cash, reflecting proceeds from the sale of all eight of our ROVs of $23 million and $9.7 million of proceeds from the disposal of vessels. These proceeds were partially offset by additions to properties and equipment of $9.8 million. Additions to properties and equipment for the period August 1, 2017 through December 31, 2017, were comprised of approximately $2.9 million in capitalized upgrades to existing vessels and equipment and $6.9 million for the construction of offshore support vessels.

Investing activities for the four month period April 1, 2017 through July 31, 2017, provided $5.2 million of net cash, reflecting the receipt of $5.3 million from an unaffiliated entity in connection with that entity’s assumption of our obligations related to a vessel under construction at an international shipyard and proceeds received from the sale of seven vessels and other assets of $2.2 million. Additions to properties and equipment for the period April 1, 2017 through July 31, 2017, were comprised of approximately $1.3 million in capitalized upgrades to existing vessels and equipment and $0.9 million for the construction of offshore support vessels.

Investing activities for the nine months ended December 31, 2016, provided $20.8 million of cash which is the result of the receipt of $25.6 million from a shipyard related to vessel contracts which were cancelled due to late delivery and proceeds received related to the sale of assets of $12.3 million. Cash used for additions to properties and equipment were comprised of approximately $0.8 million in capitalized upgrades to existing vessels and equipment, $15.8 million for the construction of offshore support vessels and $0.5 million in other properties and equipment purchases.

Financing Activities

Net cash used in financing activities is as follows:

	Successor		Predecessor
			Period from
		Period from	January 1, 2017
	Twelve Months	August 1, 2017	through
	Ended	through	July 31, 2017
(In thousands)	December 31, 2018	December 31, 2017	(unaudited)
Principal payments on long-term debt	$(105,169)	(1,176)	(7,856)
Cash payments to General Unsecured Creditors	(8,377)	(93,719)	(122,806)
Debt extinguishment	(8,119)	—	—
Cash received for issuance of common stock	3	2	—
Taxes paid on share-based awards	(4,400)	—	—
Other	(2,000)	—	(6,127)
Net cash used in financing activities	$(128,062)	(94,893)	(136,789)

Financing activities for the twelve months ended December 31, 2018 (Successor), used $128.1 million of cash, as a result of payments made to creditors pursuant to the Plan of $8.4 million, repayment of the $100.0 million GulfMark term loan facility upon consummation of the business combination with GulfMark including an additional $8.1 million payment to settle a make whole provision, $5.1 million of scheduled semiannual principal payments on Troms offshore debt, and a $2.0 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture.

Financing activities for the period August 1, 2017 through December 31, 2017, used $94.9 million of net cash, as a result of payments made to creditors pursuant to the Plan of $93.7 million and $1.2 million of scheduled semiannual principal payments on Troms Offshore debt.

Financing activities for the period January 1, 2017 through July 31, 2017 (Predecessor), used $136.8 million of cash primarily as a result of payments made to creditors pursuant to the Plan of $122.8 million, $7.9 million of scheduled semiannual principal payments on Troms debt.

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

Financing activities for the period August 1, 2017 through December 31, 2017, used $94.9 million of net cash, as a result of payments made to creditors pursuant to the Plan of $93.7 million and $1.2 million of scheduled semiannual principal payments on Troms Offshore debt.

Financing activities for the period April 1, 2017 through July 31, 2017, used $129.1 million of cash as a result of payments made to creditors pursuant to the Plan of $122.8 million, $5.1 million of scheduled semiannual principal payments on Troms Offshore debt and $1.2 million of commissions paid to a non-controlling owner of a consolidated joint venture entity.

Financing activities for the nine months ended December 31, 2016, used $9.1 million of cash, primarily due to $7.3 million of scheduled semiannual principal payments on Troms Offshore debt.

Other Liquidity Matters

Legal Proceedings

Refer to Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our Arbitral Award for the Taking of our Venezuelan Operations.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes our consolidated contractual obligations as of December 31, 2018 and the effect such obligations, inclusive of interest costs, are expected to have on our liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	More Than 5 Years
Long-term debt obligations:
Secured notes - principal	$349,954	—	—	—	349,954	—	—
Secured notes - interest	100,319	27,996	27,996	27,996	16,331	—	—
Troms Offshore debt - principal	81,502	7,236	14,851	13,709	9,901	9,901	25,904
Troms Offshore debt - interest	15,222	3,971	3,331	2,553	2,012	1,505	1,851
Total long-term debt obligations:	546,997	39,202	46,178	44,258	378,198	11,406	27,755
Operating lease obligations:
Operating leases	15,500	3,511	2,804	2,501	2,455	1,734	2,495
Total operating lease obligations:	15,500	3,511	2,804	2,501	2,455	1,734	2,495
Other long-term obligations:
Uncertain tax positions (A)	43,790	21,052	1,486	2,206	2,334	2,473	14,239
Pension and post-retirement obligations	63,829	7,007	6,843	6,251	6,222	6,199	31,307
Total other long-term obligations:	107,619	28,059	8,329	8,457	8,556	8,672	45,546
Total obligations	$670,116	70,772	57,311	55,216	389,209	21,812	75,796

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

Letters of Credit and Surety Bonds

In the ordinary course of business, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should we breach certain contractual and/or performance or payment obligations. As of December 31, 2018, we had approximately $54.4 million of outstanding standby letters of credit, surety bonds and performance bonds, geographically concentrated in Mexico and Nigeria.

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

We suggest that our Nature of Operations and Summary of Significant Accounting Policies, as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

Business Combination

On November 15, 2018 (the “Merger Date”) we completed our business combination with GulfMark Offshore, Inc. Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting.  The estimated fair values of certain assets and liabilities require judgments and assumptions. Adjustments might be made to these estimates during the measurement period subsequent to the Merger Date. These adjustments could be material.  Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, “Business Combination” for further details on the impact of this business combination on our consolidated financial statements.

Fresh Start Accounting

Upon emergence from chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) No. 852, "Reorganizations" (ASC 852), which resulted in our becoming a new entity for financial reporting purposes on July 31, 2017, the Effective Date. Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, our consolidated financial statements subsequent to July 31, 2017, are not comparable to our consolidated financial statements on and prior to July 31, 2017. Refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, "Fresh-start Accounting," for further details on the impact of fresh-start accounting on our consolidated financial statements.

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

We estimate cash flows based upon historical data adjusted for our best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, we estimate the fair value of each asset group and compare such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, to the carrying value of each asset group in order to determine if impairment exists. Management derives the fair value of the asset group by estimating the fair value for each vessel in the group, considering items such as age, vessel class supply and demand, and recent sales of similar vessels among other factors and for more significant vessel carrying values we may obtain third-party appraisals for use by management in determining a vessel’s fair value.  If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates and average daily operating expenses. These estimates are made based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results.  Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As our fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

In addition to the periodic review of our active long-lived assets for impairment when circumstances warrant, we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates the fair value of each vessel not expected to return to active service, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. For more significant vessel carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value estimates. We record an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

Due in part to the modernization of our fleet more vessels that are being stacked are newer vessels that are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regards to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to active service are evaluated for impairment as part of their assigned active asset group and not individually.

Income Taxes

The asset-liability method is used for determining our income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. In addition, we determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for tax and accounting purposes.

As a global company, we are subject to the jurisdiction of taxing authorities in the United States and by the respective tax agencies in the countries in which we operate internationally, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any tax jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year. We are periodically audited by various taxing authorities in the United States and by the respective tax agencies in the countries in which it operates internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on our effective tax rate.

The carrying value of our net deferred tax assets is based on our present belief that we will more likely than not be unable to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to adjust valuation allowances against our deferred tax assets resulting in additional income tax expense or benefit in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for changes to valuation allowances on a quarterly basis. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because we consider those earnings to be permanently invested abroad. Given the changes associated with the Tax Cut and Jobs Act enacted on December 22, 2017, this assertion remains provisional as we continue to evaluate the overall impact of the new tax legislation.

Accrued Property and Liability Losses

Effective July 1, 2018, we ceased self-insuring claims through our insurance subsidiary which no longer insures our vessels and crews. Insurance coverage is now provided by third party insurers. Until June 30, 2018, our insurance subsidiary established case-based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to our vessel operations and are included as a component of vessel operating costs in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected. We are exposed to insurance risks related to our reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until losses are settled. We estimate the reinsurance recoverable amount we expect to receive and utilizes third party actuaries to estimate losses for claims that have occurred but have not been reported or not fully developed. Reinsurance recoverable balances are monitored regularly for possible reinsurance exposure and we record adequate provisions for doubtful reinsurance receivables. It is our opinion that our accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

Pension and Other Postretirement Benefits

We sponsor four defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The accounting for these plans is subject to guidance regarding employers’ accounting for pensions. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions, of which the discount rates used to measure future obligations, expenses and expected long-term return on plan assets are most critical. Less critical assumptions, such as, the rate of compensation increases, retirement ages, mortality rates and other assumptions, could also have a significant impact on the amounts reported. Our pension costs consist of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and, in part, on a market-related valuation of assets. We consider a number of factors in developing our pension assumptions, which are evaluated at least annually, including relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants. We have frozen the benefits under our Pension Plan for all participants effective December 31, 2010, and there will be no future benefit accruals under that plan.

We also sponsored a post retirement plan that provides limited health care and life insurance benefits to qualified retired employees. This plan was terminated effective January 1, 2019. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. We are primarily exposed to interest rate risk and foreign currency fluctuations and exchange risk. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and does not use derivative contracts for speculative purposes.

Interest Rate Risk and Indebtedness

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk are our cash equivalents. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value.

Secured Notes

Please refer to Note (9) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion on our outstanding debt.

Because the existing terms on secured notes outstanding at December 31, 2018, bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2018, would change with a 100 basis-point increase or decrease in market interest rates.

	Successor
(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$349,954	359,397	348,613	370,577

Troms Offshore Debt

Troms Offshore had 306.7 million NOK, or $35.2 million, as well as $46.3 million of U.S. denominated outstanding fixed rate debt at December 31, 2018. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2018, would change with a 100 basis-point increase or decrease in market interest rates:

	Successor
(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$81,502	81,500	78,367	84,472

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We periodically enter into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

As of December 31, 2018, Sonatide maintained the equivalent of approximately $20 million of Angolan kwanza-denominated deposits in Angolan banks. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by us. A hypothetical ten percent devaluation of the kwanza relative to the U.S. dollar on a net kwanza-denominated asset balance of $20 million would theoretically cause our equity in net earnings of unconsolidated companies to be reduced by approximately $1.0 million. However, since June 30, 2018, our investment balance in Sonatide was reduced to zero as a result of the accumulated losses in excess of our investment balance and receipt of dividends from the joint venture, thus, additional losses from Sonatide’s operations are currently not recognized though our equity in net earnings of unconsolidated companies.

Other

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of the revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Discussions related to our Angolan operations are disclosed in Note (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

For additional disclosure on our currency exchange risk, including a discussion on our Venezuelan operations, refer to Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

As of the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President and Chief Executive Officer, along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including our consolidated subsidiaries) required to be disclosed in our reports which we file and submit under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in Item 15 of this Annual Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report is also included in Item 15 of this Annual Report on Form 10-K and appears on page F-3.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Frequency of Say-on-Pay Votes

As reported in a Current Report on Form 8-K filed with the SEC on May 3, 2018, at our 2018 annual meeting of stockholders, which was held on May 1, 2018, 99.7% of votes cast on the advisory say-on-frequency proposal (proposal 3) were in favor of continuing to hold an advisory say-on-pay vote every year.  Considering these results, which were consistent with the Board’s recommendation and our practice since 2011, the Board has determined that we will continue to hold an advisory say-on-pay stockholder vote at each annual meeting of stockholders.

.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Under our current articles and bylaws, our directors serve one-year terms beginning with his or her election or appointment and ending when a successor, if any, is elected or appointed.

A biography of each of our current directors is set forth below.  Each director biography includes information regarding that person’s service as a director, business experience, other public company directorships held currently or at any time during the last five years, and the director’s business and leadership experience.  The information in each biography is current as of February 15, 2019.

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Thomas R. Bates, Jr., 69 Chairman of the Board Member of the Compensation Committee and Nominating and Corporate Governance Committee

Business and Leadership Experience: Mr. Bates has been an Adjunct Professor at the Neeley School of Business at Texas Christian University since January 2011 and currently serves on the Advisory Board for the Energy MBA Program. Mr. Bates began his career with Shell Oil Company where he was responsible for aspects of drilling research and operations. He served as President of the Anadrill division of Schlumberger Limited from 1992 to 1997, Chief Executive Officer of Weatherford Enterra, Inc. from 1997 to 1998, Senior Vice President and Discovery Group President of Baker Hughes Incorporated from 1998 to 2000, and Managing Director and Senior Advisor of Lime Rock Partners from 2002 to 2012. Mr. Bates holds B.S.E., M.S.E., and Ph.D. degrees in Mechanical Engineering from the University of Michigan. Mr. Bates currently serves as Chairman and Director of Independence Contract Drilling, Inc.  He also serves as Chairman and Director of Vantage Drilling International, which trades on the OTC. Mr. Bates also serves on the boards of Alacer Gold Corporation, and TETRA Technologies, Inc.  He previously served on the boards of FTS International Inc., T-3 Energy Services, Inc., Hercules Offshore, Inc. and NATCO Group, Inc.

Skills and Qualifications: With 40 years of executive and board-level leadership in the oil and gas industry, Mr. Bates brings valuable insight to our board.  His extensive knowledge of the industry and decades of board service to publicly-traded, multinational companies make Mr. Bates well-qualified to lead our board.

2017

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Alan J. Carr, 48 Chair of the Nominating and Corporate Governance Committee Member of the Compensation Committee

Business and Leadership Experience: Mr. Carr has served as the Chief Executive Officer and Managing Member of Drivetrain, LLC, a fiduciary services firm which supports the investment community, since 2013. Mr. Carr practiced as a corporate restructuring attorney at Ravin, Sarasohn, Baumgarten, Fisch & Rosen from 1995 to 1997 and at Skadden, Arps, Slate, Meagher & Flom LLP from 1997 to 2003. From 2003 to 2013, he served as the Managing Director at Strategic Value Partners LLC, an investment manager for hedge funds and private equity funds. Mr. Carr holds a B.A. in Economics from Brandeis University and a J.D. from Tulane Law School. Mr. Carr currently serves on the boards of Sears Holdings Corp., TEAC Corporation, Verso Corporation, and Midstates Petroleum Company. He also serves on the board of Sears Holdings Corp., which trades on the OTC. However, Mr. Carr will not stand for reelection as a director of TEAC Corporation at its 2019 annual meeting or as a director of Sears

Holdings Corp. at its next annual meeting.

Skills and Qualifications: Mr. Carr brings to our board significant experience with corporate restructurings.  In addition, our board benefits from the significant financial and investment knowledge he has acquired through his experience with private equity investment.  Mr. Carr’s corporate governance expertise and legal background contribute to our board’s ability to evaluate the risks and corporate opportunities in our industry.

2017
Randee E. Day, 70 Member of the Audit Committee and Nominating and Corporate Governance Committee

Business and Leadership Experience: Ms. Day has served as the Chief Executive Officer of Goldin Maritime, LLC, since 2016. She previously led the boutique restructuring and advisory firm Day & Partners, LLC from 2011 to 2016; and in 2011, she served as the interim Chief Executive Officer of DHT Maritime, Inc. Ms. Day served as a Managing Director at the Seabury Group, a transportation advisory firm from 2004 to 2010, where she led the maritime practice and was the Division Head of JP Morgan’s shipping group in New York from 1978 to 1985. Ms. Day currently serves as a director on the boards of Eagle Bulk Shipping Inc. and International Seaways, Inc. She has previously served on the boards of numerous public companies, including TBS International Ltd., Ocean Rig ASA, DHT Maritime Inc. and Excel Maritime. Ms. Day is a graduate of the School of International Relations at the University of Southern California and undertook graduate business studies at The George Washington University. In December 2014, she graduated from the Senior Executives in National and International Security Program at the Kennedy School at Harvard University.

Skills and Qualifications: Ms. Day has considerable executive management, business development, and corporate restructuring experience.  Her expertise in many aspects of the maritime transportation industry adds significant value to our board’s knowledge base.

2017

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Dick Fagerstal, 58 Chair of the Audit Committee

Business and Leadership Experience:  Mr. Fagerstal serves as Chairman and Chief Executive Officer of Global Marine Holdings LLC and Executive Chairman of Global Marine Systems Ltd., positions he has held since 2014. He served as an independent director of Frontier Oil Corporation, Manila, Philippines from 2014 to 2017. Mr. Fagerstal previously held the positions of Senior Vice President, Finance & Corporate Development from 2003 to 2014 and Vice President Finance & Treasurer from 1997 to 2003 at SEACOR Holdings, Inc. Mr. Fagerstal held the positions of Executive Vice President, Chief Financial Officer and director of Era Group Inc. from 2011 to 2012 and was the Senior Vice President and Chief Financial Officer and director of Chiles Offshore Inc. from 1997 to 2002. Prior to that time, he served as a senior banker at DNB ASA in New York from 1986 to 1997.  Prior to his business career, Mr. Fagerstal served as an officer in the Special Air Service unit of the Swedish Defense Forces from 1979 to 1983. Mr. Fagerstal received a B.S. in Economics from the University of Gothenburg in 1984 and an M.B.A. in Finance, as a Fulbright Scholar, from New York University in 1986.

Skills and Qualifications: Mr. Fagerstal brings a strong finance and accounting background to our board.  Given the nature and scope of our operations, his extensive international experience and considerable knowledge of the energy industry contributes to our board’s collective ability to monitor the risks and challenges facing our company.

2017
Steven L. Newman, 54 Chair of the Compensation Committee

Business and Leadership Experience: Mr. Newman served as Chief Executive Officer at Transocean Ltd. from March 2010 to February 2015 and as President from May 2008 to February 2015. He served as the Chief Operating Officer of Transocean Ltd. from May 2008 to November 2009 and held various other positions with Transocean beginning in 1994. Prior to working with Transocean, he served as a Financial Analyst at Chevron from 1992 to 1994, and was a Reservoir Engineer with Mobil E&P, US from 1989 to 1990. Mr. Newman currently serves as a director of Dril-Quip, Inc. and of SNC-Lavalin Group Inc. He previously served as a director of Transocean Ltd. and of Bumi Armada Berhad. Mr. Newman received a B.S. in Petroleum Engineering from the Colorado School of Mines and an MBA from the Harvard University Graduate School of Business.

Skills and Qualifications: Mr. Newman has considerable operational and executive leadership experience in the energy sector.  He brings extensive management and business experience to our board as well as a deep understanding of complex issues facing publicly-traded companies in the offshore oilfield services industry.

2017

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Louis A. Raspino, 66 Member of the Audit Committee

Business and Leadership Experience: Mr. Raspino’s career has spanned almost 40 years in the energy industry, most recently as Chairman of Clarion Offshore Partners, a partnership with Blackstone that served as its platform for pursuing worldwide investments in the offshore oil & gas services sector, from October 2015 until October 2017. Mr. Raspino served as President, Chief Executive Officer and a director of Pride International, Inc. from June 2005 until the company merged with Ensco plc in May 2011 and as its Executive Vice President and Chief Financial Officer from December 2003 until June 2005. From July 2001 until December 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Grant Prideco, Inc. and from February 1999 until March 2001, he served as Vice President of Finance at Halliburton. Prior to joining Haliburton, Mr. Raspino served as Senior Vice President at Burlington Resources, Inc. from October 1997 until July 1998. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino previously served as a director of Chesapeake Energy Corporation and chairman of its audit committee from March 2013 until March 2016, and as a director of Dresser-Rand Group, Inc., where he served as chairman of the compensation committee and member of the audit committee, from December 2005 until its merger into Siemens in June 2015. He has served as a director of Forum Energy Technologies, an NYSE-listed global oilfield products company, since January 2012 and currently serves as the chairman of its compensation committee. Mr. Raspino also currently serves on the board of The American Bureau of Shipping, where he is a member of the audit and compensation committees. Mr. Raspino served as Chairman of the GulfMark board from November 2017 until consummation of the business combination.

Skills and Qualifications: Having served in executive leadership roles at several energy companies, including both the chief executive officer and chief financial officer positions, Mr. Raspino brings in-depth operational and financial expertise to our board.  In addition, his service on a variety of oil and gas industry boards provides our board with key and timely insights into industry conditions and trends.

2018
Larry T. Rigdon, 71 Member of the Audit Committee (since November 2018) Former Interim President and CEO (October 2017-March 2018)

Business and Leadership Experience:  Mr. Rigdon, who was initially appointed to serve as an independent director in connection with the Restructuring, served as Tidewater’s interim President and Chief Executive Officer between October 16, 2017 and March 5, 2018. He has nearly 40 years of experience in the offshore oil and gas industry. Mr. Rigdon worked as a consultant for FTI Consulting from 2015 to 2016 and for Duff and Phelps, LLC from 2010 to 2011. He served as the Chairman and Chief Executive Officer of Rigdon Marine from 2002 to 2008. Previously at Tidewater, Mr. Rigdon served as an Executive Vice President from 2000 to 2002, a Senior Vice President from 1997 to 2000, and a Vice President from 1992 to 1997. Before working at Tidewater, he served as Vice President at Zapata Gulf Marine from 1985 to 1992, and in various capacities, including Vice President of Domestic Divisions from 1983 to 1985, at Gulf Fleet Marine from 1977 to 1985. Mr. Rigdon currently serves as a director of Professional Rental Tools, LLC. He formerly served as a director of Jackson Offshore Holdings, Terresolve Technologies, GulfMark Offshore, and Rigdon Marine.

Skills and Qualifications:  Mr. Rigdon has considerable leadership experience in the maritime transportation industry and brings to our board a thorough understanding of the strategic and operational challenges facing our company specifically and our industry overall.  His experience founding new businesses provides an entrepreneurial viewpoint and his successful completion of mergers and acquisitions contributes to the board’s ability to evaluate those opportunities.

2017

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
John T. Rynd, 61

Business and Leadership Experience: Mr. Rynd was appointed to serve as Tidewater’s president, chief executive officer, and a director effective March 5, 2018. He served as an outside director of Hornbeck Offshore, Inc. from 2011 to February 2018. From 2008 through 2016, Mr. Rynd served as President, Chief Executive Officer, and a director of Hercules Offshore, Inc., a publicly traded global provider of offshore contract drilling and liftboat services (“Hercules”). On August 13, 2015, Hercules and certain of its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 6, 2015, Hercules emerged from bankruptcy. On June 5, 2016, Hercules again filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On December 2, 2016, Hercules’ assets were transferred to the HERO Liquidating Trust, and the common stock was canceled pursuant to its Chapter 11 plan. Prior to his time with Hercules, Mr. Rynd spent 11 years with Noble Drilling Services, Inc., where he served in a variety of management roles. Earlier in his career, he served in various roles of increasing levels of responsibility with Chiles Offshore and Rowan Companies. Mr. Rynd served as Chairman of the National Ocean Industries Association

(NOIA) from 2014-15 and currently holds an Ex-Officio position on the Executive Committee.

Skills and Qualifications: Mr. Rynd’s many years of executive and board level leadership make him an ideal person to serve on our board.  Given the variety of leadership roles he has held over his career, Mr. Rynd brings to the board a deep understanding of the operations of a publicly-traded company in the offshore oilfield services industry.  In addition, in his position as our president and chief executive officer, Mr. Rynd serves as a valuable liaison between our board and management team.

2018
Robert P. Tamburrino, 62

Business and Leadership Experience:  Mr. Tamburrino has served as an Operating Partner for affiliates of Q Investments, L.P. from September 2006 through June 2016. Mr. Tamburrino served as the Chief Restructuring Officer and member of the Office of Chief Executive at Vantage Drilling International from March 21, 2016 to June 23, 2016. He served as the president and manager of Key 3 Casting, LLC from November 2009 through December 2013, following his roles as the Chief Executive Officer, President and Chief Operating Officer of INTERMET Corporation, and Chief Executive Officer and Chairman of the Board of Environmental Systems Products, an auto emissions testing business. He served as the Chief Financial Officer of Milgard Manufacturing, a Masco company from September 2004 through August 2006. He served in the Chief Financial Officer, Treasurer and Vice President, and Chief Operating Officer roles of Old Ladder Co. (DE), Inc. (also known as Werner Holding Co. (DE), Inc.) during December 1998 to April 2002. Prior to joining Werner Holding, he served in financial roles for Usinor subsidiaries from 1991 through 1998 including Chief Financial Officer for the steel service center group of Usinor, Senior Vice President and Chief Financial Officer of Francosteel Corporation, and Executive Vice President and Chief Financial Officer of Edgcomb Metals Company. He held financial and Chief Executive Officer positions with Rome Cable Corp., a manufacturer and distributor of copper electrical wire and cable from 1984 to 1990 and was employed by KPMG Peat Marwick from 1978 to 1984. Mr. Tamburrino is a certified public account. Since 2016, Mr. Tamburrino has also served in advisory and consulting roles in the energy sector. He recently served on the boards of directors of SVP Worldwide (also known as Singer Company) and Alloy Die Casting. He currently serves as a director and chair of the finance committee for the Board of Directors of Basset Health Care Network, a non-profit. He graduated from Clarkson University, and has a Master of Business Administration from Columbia University.

Skills and Qualifications: Mr. Tamburrino has considerable depth of experience in the areas of restructuring and integration.  He brings to the board a perspective that will be invaluable during the critical post-business combination integration period as well as going forward to evaluate future acquisition opportunities.

2018

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Kenneth Traub, 57 Member of the Nominating and Corporate Governance Committee

Business and Leadership Experience: Mr. Traub served as a Managing Partner of Raging Capital Management, LLC, a diversified investment firm from December 2015 to January 2019. Prior to joining Raging Capital Management, LLC, he served as President and Chief Executive Officer of Ethos Management, LLC from 2009 through 2015. From 1999 until its acquisition by JDS Uniphase Corp. (“JDSU”) in 2008, Mr. Traub served as President and Chief Executive Officer of American Bank Note Holographics, Inc. (“ABNH”), a leading global supplier of optical security devices for the protection of documents and products against counterfeiting. Following the sale of ABNH, he served as Vice President of JDSU, a global leader in optical technologies and telecommunications. Mr. Traub currently serves on the boards of directors of the following public companies: (i) DSP Group, Inc., (NASDAQ-DSPG), a leading supplier of wireless chipset solutions for converged communications, since 2012, and where Mr. Traub has served as Chairman since 2017, (ii) Intermolecular, Inc., (NASDAQ-IMI), an innovator in materials sciences, since 2016 and where Mr. Traub has served as Chairman since 2018 and (iii) Immersion Corporation (NASDAQ: IMMR), a leading provider of haptics technology, since 2018. Mr. Traub has previously served on the boards of numerous companies including MIPS Technologies, Inc., a provider of industry standard processor architectures and cores, from 2011 until the company was sold in 2013, Xyratex Limited, a leading supplier of data storage technologies, from 2013 until the company was sold in 2014, Vitesse Semiconductor Corporation, a supplier of integrated circuit solutions for next-generation carrier and enterprise networks, from 2013 until the company was sold in 2015, Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates, from 2012 to 2016, A. M. Castle & Co., a specialty metals distribution company from, 2014 to 2016, IDW Media Holdings, Inc., a diversified media company, from 2016 to 2018, and as Chairman of MRV Communications, Inc., a supplier of communication networking equipment, from 2011 until the company was sold in 2017. Mr. Traub served as a member of the GulfMark board from November 2017 until consummation of the business combination. Mr. Traub earned a B.A. degree from Emory University and an M.B.A. from Harvard Business School.

Skills and Qualifications: Mr. Traub’s extensive management background and experience serving on a wide variety of corporate boards enable Mr. Traub to provide valuable financial and transactional expertise and insight to our board.

2018

Information Regarding Executive Officers

Information regarding each of our executive officers (other than Mr. Rynd, who also serves as a director and is included in the section above), including all offices held by the officer as of December 31, 2018, is as follows:

Name	Age	Position
Quinn P. Fanning*	55	Executive Vice President since July 2008. Chief Financial Officer between September 2008 and November 2018.
Jeffrey A. Gorski	58	Chief Operating Officer and Executive Vice President since June 2012. Senior Vice President from January 2012 to May 2012.

Quintin V. Kneen	53

Executive Vice President and Chief Financial Officer since November 2018.  Mr. Kneen served as President and Chief Executive Officer of GulfMark from June 2013 until the consummation of the business combination and his subsequent appointment as Executive Vice President and Chief Financial Officer of the company.

Bruce D. Lundstrom	55	Executive Vice President since August 2008. General Counsel and Secretary since September 2007. Senior Vice President from September 2007 to July 2008.

*Mr. Fanning’s employment will fully terminate on February 28, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the SEC.  To our knowledge, based solely on our review of copies of reports received by us and written representations by certain reporting persons, we believe that during fiscal year 2018, all Section 16(a) filing requirements applicable to our officers, directors, and persons who own more than 10% of our common stock were complied with in a timely manner.

Meeting and Committees of the Board of Directors

Our board currently has three standing committees: audit, compensation, and nominating and corporate governance.  Each of these three committees is comprised entirely of independent directors and is governed by a written charter that is reviewed annually and approved by the full board.  A copy of each committee charter may be obtained on online at www.tdw.com/about-tidewater/corporate-governance/.

The current members of each board committee are identified in the following table, which also indicates the number of meetings each committee held in fiscal 2018:

Board Committee
	Audit	Compensation	Nominating and Corporate Governance
Thomas R. Bates, Jr.		X	X
Alan J. Carr		X	Chair
Randee E. Day	X		X
Dick Fagerstal	Chair
Steven L. Newman		Chair
Louis A. Raspino	X
Larry T. Rigdon	X
John T. Rynd
Robert P. Tamburrino
Kenneth H. Traub			X
Number of Committee Meetings in Fiscal 2018	8	5	5

Audit Committee.  Our board’s audit committee is a separately-designated, standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Its current members are listed in the above chart.  The board has determined that all four committee members are financially literate and that each of the four members qualifies as an “audit committee financial expert,” as defined by SEC rules.

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

Each member of the compensation committee satisfies all of the additional independence requirements for compensation committee members set forth in the corporate governance listing standards of the NYSE and Exchange Act Rule 16b-3.

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

The “Compensation Discussion and Analysis” or “CD&A” section of this Form 10-K provides a discussion of the process the committee uses in determining executive compensation.  Included in the subsection entitled “Process of Setting Compensation” is a description of the scope of the compensation committee’s authority, the role played by our chief executive officer in recommending compensation for the other named executives, and the committee’s engagement of compensation consultants.

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

•	our annual and long-term incentive plans have conservative payout caps;
•	our compensation levels and performance criteria are subject to multiple levels of review and approval;
•	we have an executive compensation recovery policy (“clawback”) and stock ownership guidelines for our executives; and
•	our Policy Statement on Insider Trading prohibits hedging and pledging of company securities by all company insiders, including our executives.

Nominating and Corporate Governance Committee.  The key responsibilities of the nominating and corporate governance committee are to:

•	assist our board by identifying individuals qualified to serve as directors of the company and recommending nominees to the board;
•	monitor the composition of our board and its committees;
•	evaluate appropriate compensation levels and design elements of director compensation;
•	recommend to our board a set of corporate governance guidelines for the company;
•	oversee legal and regulatory compliance;
•	annually review and make recommendations to the board regarding outside director compensation and benefits; and
•	lead our board in its annual review of the board’s performance.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section of our Form 10-K discusses and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to certain executive officers of the company.  We refer to these executives as our “named executives” or “NEOs.”  For fiscal 2018, our named executives were:

NEO	Title
John T. Rynd	President and Chief Executive Officer
Larry T. Rigdon	Former Interim President and Chief Executive Officer
Quintin V. Kneen	Executive Vice President and Chief Financial Officer
Quinn P. Fanning	Former Chief Financial Officer
Jeffrey A. Gorski	Executive Vice President and Chief Operating Officer
Bruce D. Lundstrom	Executive Vice President, General Counsel, and Secretary

In this CD&A, we first provide an Executive Summary of our company’s business and performance during the fiscal year and how that performance affected executive compensation decisions and payouts.  We next explain the Compensation Philosophy and Objectives that guide our compensation committee’s executive compensation decisions.  We then describe the committee’s Process of Setting Compensation.  Next, we discuss in detail each of the Compensation Components, including, for each component, a design overview as well as the actual results yielded for each named executive in fiscal 2018.

Executive Summary

Our Business.  Our company operates a diversified fleet of marine service vessels and provides other marine support services to the global offshore energy industry.  With operations in most of the world’s significant offshore crude oil and natural gas exploration and production regions, we have one of the broadest global operating footprints in the offshore energy industry.  We provide services in support of all phases of offshore exploration, field development, and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover, and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.  Our international operations are the primary driver of our revenue and earnings, as a substantial portion of our revenues come from operations outside of the United States territorial waters.  For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Fiscal 2018 Company Performance.  Our company performance highlights in 2018 include the following:

•

Successful Completion of the Business Combination.  On November 15, 2018, we successfully completed our business combination with GulfMark in an all-stock transaction, creating a global OSV leader that is both positioned to capitalize on superior growth opportunities as the OSV sector recovery gains traction and achieve significant cost synergies.  The combined company now has the industry’s largest fleet and one of the broadest global operating footprints in the OSV sector, with an unmatched ability to support customers across geo-markets and water depths. In particular, the combination expanded Tidewater’s position in the recovering North Sea region and enhanced Tidewater’s fleet quality. The all-equity transaction helped preserve the strong balance sheet and liquidity position of both parties, with the combined company having the highest market capitalization and the lowest leverage in the OSV sector. Further, the combination is expected to position the combined company to realize at least $30 million in annualized cost synergies by the fourth quarter of 2019.

•

Substantial Progress Implementing the Business Combination Integration.  Since the closing, our combined team has made, and continues to make, substantial progress implementing our merger integration plan.  As a result of the business combination, we have a reduced our combined on-shore operational footprint, with the consolidation and closing of five facilities, including the consolidation of all corporate operations to the existing Tidewater headquarters in Houston.  In addition, the optimization of the combined vessel fleet continues to progress well, with several GulfMark vessels finding new employment in the broader geographical footprint serviced by Tidewater.

•

Cash Flow Positive from Operations and Cash Flow Positive from Investing Activities for the Full Year 2018.  Although we continue to face a challenging operating environment in the global OSV industry, throughout the full year 2018 and into 2019, we continue to focus on maximizing revenue, cost control and capital discipline, each of which improves our cash flow position. As a result, we were cash flow positive from both an operations and investing activities standpoints for the full year 2018. We remain prepared to respond to changes in industry conditions so that our key objectives of cash flow positive operations and maintaining capital discipline can be achieved.

•

Capital Discipline Focus, including Sales of Stacked Fleet, Continue to Improve Cash Flow From Operations.  Our capital discipline focus, including fleet rationalization, working capital management, and disciplined investments in vessels, contributed significantly to our positive cash flow in fiscal 2018. We continue to implement a variety of cost-control initiatives, including: reductions to vessel operating costs, reductions in world-wide staffing levels, targeted reductions in compensation and salaries company-wide, consolidation of offices globally, changes to our insurance program, improved management of vessel repair and maintenance, and other cost control measures. Furthermore, we once again led our sector in selling stacked vessels into peripheral markets and recycling yards in 2018, and we currently expect to continue this commitment in 2019 and beyond.

•

We Remain an Industry Leader in Safety Performance. Our safety performance history continues to be among the best in our industry, with a Total Recordable Incident Rate (“TRIR”) of 0.12 per 200,000 hours worked in 2018. Our safety performance positively impacted our financial results, contributing to significant reductions in our insurance and loss reserves in 2018.  We also believe that our strong safety record gives us a competitive advantage, both in retaining existing business and competing for new contracts.

Fiscal 2018 Compensation Highlights.  As described in greater detail under “Compensation Components,” the three main components of our executive compensation program are base salary, an annual cash incentive award, and long-term incentive awards.  The table below provides a summary of key actions taken with respect to each of these three components in fiscal 2018:

Pay Component	Results for 2018	Considerations
Base Salary

base salaries were reduced by 15% effective January 1, 2018, for each named executive who was employed with us at that time

➢Mr. Rynd, who joined us as CEO on March 5, 2018, agreed to reduce his initial salary by 15% to put him on equal footing with the continuing executive officers

➢The base salary of Mr. Kneen, who was appointed EVP and CFO on November 15, 2018, was set at a level comparable to that of his peer executives this across-the-board base salary reduction was in furtherance of our post-Restructuring cost-cutting initiatives, which included a similar reduction in annual cash retainer paid to non-employee directors (15%)

Short-Term Incentive (“STI”) Plan

based on 2018 performance, STI plan payouts for named executives ranged from 91% to 95%

➢this compares to target awards of 100% for Mr. Rynd as CEO and 95% for each other named executive and a maximum award for each of

118.75% of target

➢Mr. Kneen was not a participant in the 2018 STI plan given that he joined us late in the year under our 2018 STI plan, our achievement against certain adjusted cash flow from operations (CFFO) targets funds the pool; while the specific amount payable to a given participant is determined by our safety performance (25%) and a subjective evaluation of the executive’s individual performance during the year

•adjusted CFFO (calculated as provided below) equaled $3.9 million, exceeding the target of $(33.0) million and fully funding the pool

•Based on safety performance during the year, the safety portion was reduced by 20%

•our participating named executives earned between 95% and 100% for individual performance

Long-Term Incentive (“LTI”) Award

given that each of the named executives who had served with us through the Restructuring received a significant equity grant in August 2017 that vests over a three-year period, we did not implement an annual LTI program during 2018

➢we did grant certain initial LTI awards to the two named executives who joined us during 2018 (Messrs. Rynd, and Kneen)

➢the initial LTI award for our CEO, Mr. Rynd, was structured as 60% performance-based and 40% time-based following the Restructuring and the consummation of the business combination, the Committee continues to consider how best to implement an LTI program going forward

Compensation Philosophy and Objectives

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

•	attract, motivate, develop and retain the executive talent that we require to compete and manage our business effectively;
•	manage fixed costs by combining a more conservative approach to base salaries with more emphasis on performance-dependent and at-risk annual and long-term incentives;
•	maintain individual levels of compensation that are appropriate relative to the compensation of other executives at the company, at our peer companies, and across our industry generally; and
•	align the interests of executives and stockholders by delivering a significant portion of target compensation in equity or equity-based vehicles.

Since our compensation programs are designed to reward achievement of corporate objectives, we change our programs from time to time as our objectives change.  The specific principles followed and decisions made in establishing the compensation of our named executives for fiscal 2018 are discussed in more detail below.

Compensation Best Practices.  Our compensation committee (referred to throughout this section as the “committee”) strives to align executive compensation with stockholder interests and incorporate strong governance standards into our compensation program, including through the following:

•

Emphasis on Performance-Based and At-Risk Compensation.  By design, a meaningful portion of our named executives’ pay is delivered in the form of performance-driven and at-risk incentive compensation, which closely aligns a significant portion of executive pay with successful attainment of our business objectives and, ultimately, stockholder returns.

•

New Change of Control Agreements, Effective January 1, 2018, Align with Current Market Practice.  As previously disclosed, all of our legacy executive change of control agreements, some of which contained excise tax gross-up provisions, expired on December 31, 2017.  Our new executive change of control agreements, which we adopted effective January 1, 2018, are in better alignment with current market practice (including reduced severance multiples, caps on certain benefits, and a “best-net” provision in the event the total payments to the executive trigger an excise tax).

•

Limited Executive Perquisites.  We offer our executives very few perquisites that are not generally available to all employees – reimbursement of certain club memberships, tax and financial planning costs, and an annual executive physical.

•	No Income Tax Gross-Ups. We do not pay tax gross-ups on any perquisites.
•

Clawback Policy.  Given that a significant portion of each named executive’s compensation is incentive-based, the compensation committee has adopted a compensation recovery, or “clawback,” policy applicable to cash and equity incentive compensation, which permits the company to recoup such payments in certain situations if the financial statements covering the reporting period to which such compensation relates must be restated.

•

Company Matching Retirement Contributions Suspended Effective January 1, 2018.  Our executives are eligible to participate in our defined contribution retirement plan (our 401(k) Savings Plan) that is generally available to all U.S. employees in addition to our Supplemental Savings Plan (the “SSP”), which allows them to defer additional compensation in excess of certain limits on qualified retirement plan contributions.  Although, in prior years, the company has made matching contributions to these plans, the board, in support of our cost-containment efforts, approved suspending all such contributions to these plans effective January 1, 2018.

•

SERP Suspended Effective January 1, 2018.  We sponsor a Supplemental Executive Retirement Plan (the “SERP”), which has been closed to new participants since 2010.  Only two of our named executives are current SERP participants (Messrs. Fanning and Lundstrom).  In addition to suspending the matching contributions to our 401(k) Savings Plan and SSP, the board approved suspending any additional benefit accruals under the SERP effective January 1, 2018.

•

Robust Stock Ownership Guidelines Applicable to Directors and Officers.  Each director and officer is required to acquire and hold significant positions in company stock by the later of August 1, 2022 or the fifth anniversary of his or her appointment – five times annual retainer or base salary for directors and our chief executive officer and three times base salary for our other named executives.

Process of Setting Compensation

Our board of directors has delegated to the committee the primary responsibility for overseeing our executive compensation program.  The committee annually reviews and sets the compensation for our executive officers, reporting to the full board on all compensation matters regarding our executives and other key management employees.  For more information about the committee’s responsibilities, see “Composition and Role of Board Committees – Compensation Committee.”

Role of the Chief Executive Officer.  Our CEO makes recommendations to the committee with respect to salary, short-term incentive (bonus), and long-term incentive awards for all executive officers other than himself.  He develops those recommendations based on competitive market information generated by the committee’s compensation consultant, the company’s compensation strategy, his assessment of individual performance, and the experience level of the particular executive.  After discussing those recommendations with the CEO, its consultant, and amongst themselves, the committee makes the final decisions on executive compensation.

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

Role of Compensation Consultant.  Our committee has sole authority over the selection, use, compensation and retention of any compensation consultant engaged to assist the committee in discharging its responsibilities.  Meridian Compensation Partners, LLC (Meridian) serves as the committee’s primary consultant.  The committee’s primary consultant also surveys director compensation upon the request of the nominating and corporate governance committee, which is responsible for reviewing director compensation.  Meridian provides no other services to, nor has any other relationship with, our company.  As required by SEC rules, the committee has assessed Meridian’s independence with respect to all six independence factors and concluded that Meridian’s work has not raised any conflicts of interest.

Meridian provides us with an analysis of competitive compensation market data for the committee to review and consider as part of its annual compensation determination process.  This analysis is based on proxy-disclosed compensation information for our defined peer group of companies, which, for 2018, consists of 18 similarly-sized energy service industry companies, as discussed in greater detail below.

Peer Group.  In consultation with Meridian, the committee reviews and approves our peer group annually, paying particular attention to mergers, acquisitions, and bankruptcies, each of which may make a peer company more or less aligned to our business.  In making its determinations regarding fiscal 2018 compensation, the committee reviewed detailed performance and compensation data on the companies in our peer group.

In November 2017, the committee approved certain changes to our peer group based on recommendations from Meridian.  Specifically, a total of three companies were removed from the peer group.  One peer company, Atwood Oceanics, was removed because it had been acquired (by Ensco plc in October 2017).  A second company, McDermott International, was removed because its revenues were now over 4.5x times our revenues while the third company, Helmerich & Payne, was removed because it was the largest driller in our peer group based on revenues and its market capitalization was substantially higher than ours.  To ensure our peer group remained sufficiently robust, the committee approved the addition of three new peer companies – Newpark Resources, Inc., Frank’s International NV, and PHI, Inc. – whose revenues and market capitalization were in greater alignment with our company at that point in time, just a few months after our Restructuring.  In addition, the committee approved substituting SEACOR Marine Holdings, Inc. for peer company SEACOR Holdings, Inc., as the former had spun off from the latter in June 2017.

Following these adjustments, our peer group consisted of the following 18 companies:

Archrock, Inc.	*Helix Energy Solutions Group, Inc.	*Oil States International Inc.
*Bristow Group Inc.	*Hornbeck Offshore Services, Inc.	PHI, Inc.
Diamond Offshore Drilling, Inc.	Kirby Corporation	Precision Drilling Corporation
*Dril-Quip Inc.	Newpark Resources, Inc.	Rowan Companies plc
Frank’s International N.V.	Noble Corporation plc	SEACOR Marine Holdings Inc.
*GulfMark Offshore, Inc.	Oceaneering International Inc.	Superior Energy Services Inc.

In determining the compensation arrangements for Mr. Rynd, who joined us as president and CEO on March 5, 2018, the committee consulted a comparative pay analysis prepared by Meridian that focused on a smaller subset of our peer group, consisting of the asterisked companies above plus two former peer companies (Atwood Oceanics, Inc. and, given that there was not yet any publicly-available compensation data for SEACOR Marine Holdings, Inc., SEACOR Holdings Inc.).

Consideration of Prior Say-on-Pay Vote Results.  Since 2011, our board’s policy has been to hold say-on-pay votes at each annual meeting of stockholders, consistent with the board’s voting recommendation on, and the actual results for, each of the two advisory votes on the frequency of future say-on-pay votes that we have held.  The most recent such vote was in 2018 and more than 99% of voting shares were cast in favor of continuing to hold annual say-on-pay votes.  Our next advisory vote on the frequency of future say-on-pay votes will be held at our 2024 annual meeting of stockholders.

At our 2018 annual meeting, our stockholders overwhelmingly approved our executive compensation, with more than 95% of voting shares cast in favor of the say-on-pay resolution at that meeting.  The result of the most recent say-on-pay vote is an important point of reference for the committee as it makes executive compensation decisions for a given year.  In addition, we regularly engage with stockholders and welcome their feedback on our pay programs throughout the year.

Compensation Components

As noted previously, the three core components of our executive compensation program are base salary, a short-term cash incentive, and long-term incentive awards.  Given the changes in executive leadership that occurred during 2018, some of the committee’s compensation decisions were memorialized in individual compensation agreements.  These include an employment agreement with our new CEO, Mr. Rynd; a separation agreement with our outgoing CFO, Mr. Fanning; and an employment agreement with Mr. Kneen that was assumed as a result of the business combination and which has been amended and restated to reflect his new role as CFO of the combined company.  This section discusses each of these compensation elements and arrangements as well as the change of control protections, retirement benefits, and limited perquisites provided to our named executives during fiscal 2018.

Base Salary.  In prior years, the committee’s practice has been to review and determine salary levels for named executives prior to the beginning of each fiscal year.  Our base salary determinations are based on a variety of factors, including individual performance, market salary levels, our company’s overall financial condition, and industry conditions.

For those named executives who were employed by us both before and after the Restructuring (namely, Messrs. Fanning, Gorski, and Lundstrom, our “legacy named executives”), their salaries were unchanged from April 2014 through December 2017.  Those salaries were as follows:  Mr. Fanning, $395,000; Mr. Gorski, $380,500; and Mr. Lundstrom, $386,300.  Effective January 1, 2018, in support of the company’s overall cost-cutting efforts, the committee approved an across-the-board decrease in base salary for our officers, including each of the legacy named executives.  Specifically, the committee approved a 15% decrease in the annual base salary of each of Messrs. Fanning, Gorski, and Lundstrom, resulting in a new annual base salary of $335,750 for Mr. Fanning, $323,425 for Mr. Gorski, and $328,355 for Mr. Lundstrom.

With respect to Mr. Rigdon, the only other executive officer of the company on January 1, 2018, he and the committee agreed to amend his employment agreement in order to decrease his annual base salary from $240,000 to $150,000.  This decrease represents a 15% reduction in Mr. Rigdon’s overall base compensation, considering both his base salary plus the grant date value of the time-based RSUs that were awarded to him in 2017 at the beginning of his interim service.

When he joined the company as president and CEO in March 2018, we entered into an employment agreement with Mr. Rynd.  Mr. Rynd’s employment agreement provides for an initial base salary of $705,000, which may be increased but not decreased during the term except with Mr. Rynd’s written consent.  However, given the 15% reduction in officer base salaries that had just been implemented as discussed above, we entered into a side letter with Mr. Rynd, which provided that from his first day as an executive officer, his base salary will also be reduced by 15% until such time as the salary reduction is lifted for other executives.  As a result of the side letter, Mr. Rynd’s base salary is $600,000.  For more information on our employment agreement with Mr. Rynd, please see the section entitled “Employment Agreement with Mr. Rynd.”

As a result of the business combination, Mr. Kneen, who had previously served as president, CEO, and a director of GulfMark, became an employee of one of our subsidiaries and we assumed his existing employment agreement.  That agreement provided for a base salary of $510,000.  Following the business combination, Mr. Kneen was appointed as our Executive Vice President and CFO in November 2018, and we renegotiated his prior agreement to reflect his new role and responsibilities.  Under his amended agreement, which became effective on December 28, 2018, Mr. Kneen receives an annual base salary of $350,000, which is in better alignment with the base salaries of our other executive vice presidents.  For more information on our amended agreement with Mr. Kneen, please see the section entitled “Employment Agreement with Mr. Kneen.”

Short-Term Cash Incentive Compensation.  Our short-term or annual cash incentive (“STI”) program is one key component of our executive compensation program.

General Structure of the Program.  Our typical practice is to pay short-term cash incentives to our named executives for the purpose of rewarding both company and individual performance during a given year.  In recent years, the company’s STI program for executive officers has included the following performance metrics:

•	cash flow from operations (“CFFO”), defined as net cash provided by operating activities as reported in our consolidated statements of cash flows;
•	safety performance component, which depends upon our achievement of a pre-established goal for the period, such as lost-time accidents or our TRIR results; and
•	a discretionary component, based on the committee’s subjective assessment of the individual executive’s performance during the period.

CFFO is one of our most important shorter-term company strategic objectives.  We believe that CFFO is a core measure of the company’s performance and our focus on CFFO is intended, among other things, to incentivize management to focus on key cash flow initiatives, including timely collection of accounts receivable balances and working down the net working capital balance due to the company that has been generated by our Angolan operations.  CFFO is also important for long-term stockholder value creation in that it keeps management focused on the ability to fund growth through operations in an effort to manage debt levels.

We include a safety performance component in our STI program to reinforce our commitment to continue to be an industry leader in safety.  We believe that a safe work environment helps us to attract and retain a more experienced work force and gives us a competitive advantage among our peers, both in retaining existing business and when bidding for new work.  In addition, a strong safety record helps us to minimize our insurance and loss costs and the overall cost of doing business.

The inclusion of a discretionary individual performance component in our typical STI program ensures that our committee can take into account the individual performance of our executives that is not readily evident in, or translatable from, financial results for a given quarter or year.

The committee’s practice has been to approve the executive STI program during the first quarter of our fiscal year.  In approving the plan, the committee approves the company performance metrics, the specific performance levels for each metric, and the target award for each named executive, which is expressed as a percentage of the executive’s base salary.

2018 STI Program Design.  In March 2018, the committee approved the fiscal 2018 STI program.  Each of the named executives (except for Mr. Kneen, who joined the company in late 2018) was designated as a participant in the program.  However, Mr. Rigdon’s interim service had ended at the time the committee adopted the program.  Therefore, as described in greater detail below, the committee approved an early pro rata STI payout for him based on actual performance through his last date of service.

Unlike in prior years, when each of the individual metrics was weighted and evaluated separately, the overall initial funding of the 2018 STI program depends upon the Company’s CFFO performance as measured against specific CFFO targets for the year.  Once the Company’s CFFO performance is determined, the actual payout for each participant is determined based on two additional metrics – the company’s safety performance during the year (representing 25% of the target award) and the participant’s  individual performance as measured against specific performance goals (representing 75% of the target award).  For each participating named executive, the committee approved both his individual performance goals (at the beginning of the year) and the degree of performance achieved against those individual goals (following the end of the year).

Payout on the safety portion may range from 0-100% of the target safety component, depending upon both CFFO and safety performance, while payout on the individual performance component may range from 0-125%, depending on both CFFO and an assessment of individual performance.  Therefore, the maximum a participant may earn under the fiscal 2018 STI program is 118.75% of his or her target award.

The following chart shows the target award for each participating named executive, expressed as a percentage of his base salary, as well as the dollar amount of the target award he was eligible to receive under the STI program for fiscal 2018:

Named Executive	Base Salary (adjusted for service period) ($)	Target Award as % of Salary (%)	Target Award ($)
John T. Rynd(1)	498,082	100%	498,082
Quinn P. Fanning	335,750	95%	318,963
Jeffrey A. Gorski	323,425	95%	307,254
Bruce D. Lundstrom	328,355	95%	311,937

(1) Mr. Rynd’s target award was prorated based on the base salary paid to him during the fiscal year.

As noted above, at the time that it set the above targets, the committee approved a pro-rata bonus of $98,711 for fiscal 2018 to Mr. Rigdon, who served as interim president and CEO until March 5, 2018.  This bonus, which was paid to Mr. Rigdon within a few days of the committee’s approval, represented the portion of the target award for which he would have been eligible under the 2018 STI plan during the time period in fiscal 2018 in which he served as interim president and CEO, adjusted for safety performance during the same period.  Because Mr. Kneen joined us in late 2018 following the business combination, he did not participate in the 2018 STI program but will participate in the 2019 STI program.

Calculation of 2018 STI Payout.

CFFO.  As noted previously, the 2018 STI plan was funded by the company’s achievement of a specific CFFO target.  Based on the 2018 company budget, the committee approved an initial CFFO target of $(42.0) million.  If actual CFFO, adjusted for bankruptcy-related professional services costs and other restructuring costs, was better than $(42.0) million, the pool would be funded at 100%.  Subsequent to the approval of the 2018 company budget and the STI plan, the committee determined to increase the target from $(42.0) million to $(33.0) million based on an adjustment of certain budgeted costs from operating activities to financing activities.  The committee and management agreed to take this action in order to neutralize the effect of the adjustment on the STI plan and maintain the intended rigor of the target.  If the company’s actual CFFO equaled or was an improvement on this target, each participant would be eligible to receive 100% of his or her target bonus, depending on the additional assessment of safety and individual performance.  For

CFFO of $(43.5) million, each participant could receive 50% of the target bonus and for CFFO of $(47.7) million, the participant could receive 25% of the target bonus, in each case, dependent on the additional safety and individual performance assessments.  If CFFO failed to reach $(47.7) million, no payout could be earned.  Results falling in between the stated targets would result in a proportionately scaled payout.

As reported in our consolidated statements of cash flows, our CFFO for 2018 was $3.9 million, or $36.9 million better than the target of $(33.0) million, and therefore the plan was 100% funded.  Based on this result, the plan was 100% funded prior to the second step, assessments of company safety (25%) and individual (75%) performance.

Safety.  For each participant, the portion of his or her target award (25%) allocated to safety represents the maximum the participant could earn, with downward adjustments made if more than one lost time accident (LTA) has occurred (20%).  For any additional LTAs, the bonus would be reduced by an additional 20%.  The company had a total of two LTAs in 2018, which reduced the safety bonus payout to 80% of the target.

Individual performance.  For each participant, 75% of his or her target award is based on an individual performance assessment.  This is a discretionary component of the STI program based on the committee’s assessment of the individual executive’s performance during the year.  Each participant had the ability to achieve a maximum individual performance payout of 125%. For 2018, the CEO assessed the individual performance of each of the other participating named executives and reported his assessments to the committee.  After reviewing and discussing these assessments among themselves and with the CEO, the committee approved the individual performance payouts for these named executives at the level recommended by the CEO.  The committee then met in executive session to conduct its own assessment of the CEO’s individual performance during 2018.  As detailed in the table below, individual performance payouts for each named executive ranged between 95% to 100% of the executive’s target award.

The following chart details the actual payouts under the 2018 STI plan.

Fiscal 2018 STI Plan Payouts(1)
Named Executive	Target Award ($)	Safety Earned (25% of Target) (2) ($)	Individual Performance (75% of Target)		Total STI Award Earned ($)	STI Award Earned as a % of Target Award
			Earned (%)	Earned ($)
John T. Rynd(3)	498,082	99,616	100%	373,562	473,178	95%
Quinn P. Fanning(4)	318,963	63,792	100%	239,222	303,014	95%
Jeffrey A. Gorski	307,254	61,451	95%	218,918	280,369	91%
Bruce D. Lundstrom	311,937	62,387	95%	222,255	284,642	91%

(1) As an initial step, the plan pool was funded at 100% due to the achievement of the CFFO target.

(2) Payout on safety component was reduced by 20% for two LTAs.

(3) Mr. Rynd’s target award was prorated based on the base salary paid to him during the fiscal year.

(4) Mr. Fanning’s individual performance percentage of 100% was memorialized in his separation agreement.

Long-Term Incentive Compensation.  The company maintains two long-term incentive (“LTI”) plans, the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which became effective as a result of the Restructuring, and the Tidewater Inc. Legacy GLF Management Incentive Plan (the “Legacy GLF Plan”), which was originally adopted by GulfMark but was assumed and converted by us in the business combination.

Prior to the Restructuring, our committee would typically make annual LTI grants to our named executives in the form of equity or equity-based awards, generally using a multiple of each executive’s base salary to determine the overall grant size.  However, we have not implemented an annual LTI program for executives since the Restructuring given that our legacy named executives received sizeable emergence grants just after the Restructuring in the form of time-based RSUs.  These emergence grants, which were granted in exchange for the officer’s waiver of certain contractual rights, were designed to retain the critical executive talent necessary to move the company forward in the immediate aftermath of the Restructuring and were intended to provide a strong incentive for those officers to create sustainable long-term value for shareholders.

The emergence grants, which were granted on August 18, 2017, vest in equal installments on each of the first three anniversaries of the date of grant, subject to the recipient’s continued employment.  However, each emergence grant will vest in full upon an involuntary termination of employment without “cause” or a voluntary resignation with “good reason” (each as defined in the 2017 Plan).  The emergence grants are also subject to certain restrictive covenants, including a customary covenant not to disclose confidential company information, a one-year post-employment covenant not to compete, and a two-year post-employment covenant not to solicit employees away from the company.

As noted above, the committee did not implement an annual LTI program for 2018 for our named executives.  Given a variety of factors, including the recent changes in our executive leadership, the fact that the second of three tranches of the emergence grants will vest in 2019, and the considerable increase in size and complexity of our company and operations as a result of the business combination, the committee has begun the process of considering how best to implement an annual LTI program for executive officers on an ongoing basis.

However, we did make an initial LTI grant to each of the two executive officers who was newly appointed in 2018 (Messrs. Rynd and Kneen).

As provided in his employment agreement, Mr. Rynd received an initial LTI grant in the form of restricted stock units with a grant date target value of $2,750,000, 60% of which was performance-based and 40% of which was time-based.  Subject to his continued employment for a three-year period, both the time-based and the performance-based RSUs will vest in one installment on March 4, 2021.  With respect to the performance-based RSUs, payout will range between 0-200%, depending on the level of operating cash flow generated by the company during fiscal years 2018 and 2019.  The following table reflects the operating cash flow targets approved by the committee at grant:

Performance Level	Operating Cash Flow	Share Payout as a % of RSU Award
Maximum	≥ $ 52 million	200%
Target	$ 32 million	100%
Threshold	$ 22 million	50%
Below Threshold	< $ 22 million	0%

The number of shares earned will be prorated if our actual performance falls between any two performance levels.  At performance below the threshold, all performance-based RSUs will be forfeited.

However, the committee is currently considering adjustments to these operating cash flow targets to reflect the impact of our business combination with GulfMark.  Similar to the midyear adjustment that the committee made to the CFFO targets in the 2018 STI plan, the committee’s goal is to maintain the intended rigor of the performance target.

In the event that Mr. Rynd dies, his employment terminates due to disability, we terminate his employment without “cause,” he terminates his employment for “good reason,” or a “change of control” occurs (as those terms are defined in his agreement), the vesting of any unvested portion of his initial LTI grant will accelerate, with performance deemed to have been achieved at the target performance level for the performance-based portion.

With respect to Mr. Kneen, in renegotiating his employment agreement, the committee was mindful of the fact that under his prior agreement, Mr. Kneen could have “good reason” to terminate his employment following the business combination and receive a substantial severance payment (approximately $1,050,000).  In order to incentivize Mr. Kneen to accept continued employment with us on substantially revised terms, the committee granted him an initial LTI award, consisting of time-based RSUs with a grant date value of $1,050,000, which will vest in equal installments over the first three anniversaries of the date of grant.  However, if Mr. Kneen dies, his employment terminates due to disability, we terminate his employment without “cause,” or if he terminates his employment with “good reason” (as those terms are defined in his agreement), the vesting of any unvested portion of his initial LTI grant will accelerate.

Retirement Benefits.  Our named executives participate in employee benefit plans generally available to all employees.  These broad-based plans include a Pension Plan (now frozen and closed to new participants) and a qualified defined contribution retirement plan (the 401(k) Savings Plan).  We have frozen the benefits under our Pension Plan for all participants effective December 31, 2010, and there will be no future benefit accruals under that plan.  None of our named executives are current participants in the Pension Plan. Since January 1, 2011, qualified retirement benefits have been provided through our 401(k) Savings Plan.

In addition to these broad-based programs, we provide our executives with a non-qualified deferred compensation plan, the Supplemental Savings Plan (the “SSP”), which acts as a supplement to our 401(k) Savings Plan, and a SERP that operates as a supplement to our Pension and 401(k) Savings Plans.  Both the SSP and the SERP are designed to provide retirement benefits to our officers that they are precluded from receiving under the underlying qualified plans due to the compensation and benefit limits in the Internal Revenue Code.

The SERP has been closed to new participants since March 1, 2010 and, effective January 1, 2018, the board suspended any additional SERP accruals for existing participants.  The only named executives who are current SERP participants are Messrs. Fanning and Lundstrom.  Mr. Rigdon, who retired from the company in 2002, is currently receiving payouts under the Pension Plan and SERP based on his prior service and did not accrue any additional benefits for his service as interim president and chief executive officer.

Change of Control Agreements.  We have entered into change of control agreements with certain officers, including each of our named executives other than Mr. Rigdon (given his interim status).  We continue to offer our executives change of control benefits for several reasons.  We believe that offering these protections to our executives and other key personnel is an important part of good corporate governance, as they alleviate individual concerns about the possible involuntary loss of employment and ensure that the interests of our named executives will be materially consistent with the interests of our stockholders when considering corporate transactions.  In addition, we believe that these change of control protections preserve morale and productivity and encourage retention in the face of the potential disruptive impact of an actual or potential change of control of our company.

In late 2017, with the assistance of Meridian, the committee conducted a thorough review of our change of control protections, as our existing change of control agreements were set to expire on December 31, 2017.  As a result of those efforts, the committee approved a new form of change of control agreement, which accomplished a few key objectives:

•	reduced severance multiples so as to align with current best practices (2x for CEO, 1.5x for executive vice presidents, 1x for any other covered officers);
•	eliminated all legacy tax gross-up obligations; and
•	standardized the form of agreement.

This new form of change of control agreement was effective January 1, 2018.  The agreement has an initial term of one year (January 1-December 31, 2018) but is subject to one-year “evergreen” renewal periods unless the company provides written notice to the officer by June 30 of a given year that it does not wish to extend the agreement past its then-current term.

The agreement provides the officer with certain employment protections for a two-year period following a change in control of the company.  In addition, if the officer is terminated without “cause” or terminates his own employment with “good reason” during that two-year protected period (as defined in the agreement), he will be entitled to receive certain payments and benefits.  Specifically, among other benefits, the officer would be entitled to receive: (1) a cash severance payment equal to a specific multiple (two times for the CEO, one-and-a-half times for any executive vice president, and one time for all other covered officers) of the sum of (a) his base salary in effect at the time of termination and (b) his target bonus; (2) a pro-rata cash bonus for the fiscal year in which the termination occurs; (3) a cash payment equal to any accrued but unpaid bonus for a completed fiscal year; and (4) reimbursement for the cost of insurance and welfare benefits for a specified number of months (24 months for the CEO, 18 months for any executive vice president, and 12 months for all other officers) following termination of employment.

Under the agreement, the officer would not be entitled to any tax gross-ups for excise taxes that may be triggered under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. However, the officer would be entitled to receive the “best net” treatment, which means that if the total of all change of control payments due him exceeds the threshold that would trigger the imposition of excise taxes, the officer will either (1) receive all payments and benefits due him and be responsible for paying all such taxes or (2) have his payments and benefits reduced such that imposition of the excise taxes is no longer triggered, depending on which method provides him the better after-tax result.

Other Benefits and Perquisites.  We also provide certain limited perquisites to our named executives.  For 2018, these perquisites consisted primarily of tax and financial planning services, an executive physical, club dues for one country club membership for each named executive, and lunch club memberships.  We do not provide tax gross-ups on any perquisites.

Employment Agreement with Mr. Rigdon.  In late 2017, the board appointed Mr. Rigdon, a former executive of the company who had joined our board as an independent director in connection with the Restructuring, to serve as president and chief executive officer on an interim basis while it conducted a search for a longer term successor to that role.  Mr. Rigdon served in this role for approximately five months, until our appointment of John T. Rynd as president, chief executive officer, and a director in early 2018.

In connection with his interim appointment, we entered into a one-year employment agreement with Mr. Rigdon.  This agreement provided for a one-time award of time-based RSUs with a grant date value of $360,000, which was granted in late 2017 and was scheduled to vest in four quarterly installments over a one-year period.  In addition, the agreement established Mr. Rigdon’s annual base salary of $240,000, although, for fiscal 2018, his base salary was decreased by mutual agreement to $150,000, given the decreases in base salary for other executive officers that took effect January 1, 2018.  The agreement also provided that Mr. Rigdon would participate in our STI Plan, with a target annual bonus opportunity equal to $600,000, prorated for partial years.

Mr. Rigdon’s agreement provided for certain payments and benefits in the event that we terminated his employment without “cause” prior to the first anniversary of his interim executive appointment.  Among other things, his agreement defined termination without “cause” to include the appointment of a long term successor to the president and chief executive officer roles.  Therefore, our appointment of Mr. Rynd on March 5, 2018 triggered Mr. Rigdon’s rights to certain termination without cause benefits, including (1) a lump sum severance payment equal to the base salary that would have been paid to him through October 15, 2018 had he served through that date and (2) the RSUs granted to him under the agreement vested in full on that date.  In addition, Mr. Rigdon received an early pro-rata bonus under the 2018 STI Plan, representing the portion of the target award for which he would have been eligible under the STI Program during the time period in fiscal 2018 (January 1, 2018 to March 4, 2018) in which he served as interim president and CEO, adjusted for safety performance during the same period.

Employment Agreement with Mr. Rynd.  As noted previously, Mr. Rynd was appointed as our president, chief executive officer, and a director effective March 5, 2018.  We entered into an employment agreement with him as well as a side letter that established his initial base salary.  His employment agreement has a three-year term (through March 5, 2021) but is subject to one-year “evergreen” renewal periods unless the company provides written notice at least 60 days prior to the expiration date that it does not wish to extend the agreement past its then-current term.

The agreement provides for an initial base salary of $705,000, which may be increased but not decreased during the term except with Mr. Rynd’s written consent.  However, given that we reduced base salaries for certain executive officers by 15% effective January 1, 2018 as part of our cost containment measures, we entered into a side letter with Mr. Rynd, which provided that from his first day as an executive officer, his base salary will also be reduced by 15% until such time as the salary reduction is lifted for other executives.  As a result of the side letter, Mr. Rynd’s starting base salary is $600,000.

The agreement establishes Mr. Rynd’s target award opportunity in the STI program at 100% of base salary, pro-rated for partial year service.  In addition, as contemplated by the agreement, he received an initial LTI grant with a grant date target value of $2,750,000.  Of this amount, 40% was granted to Mr. Rynd as time-based RSUs that vest in one installment on March 4, 2021.  The remaining 60% of his initial LTI grant consists of performance-based RSUs that will also vest on March 4, 2021, but with the number of shares vesting ranging between 0-200% of the number of RSUs granted, depending on the level of operating cash flow generated by the company during fiscal years 2018 and 2019.

In the event of Mr. Rynd’s death or termination due to disability during the term of the agreement, Mr. Rynd would be entitled to receive a pro-rata STI award for the year of termination based on actual performance and all of his outstanding unvested equity awards would accelerate, with performance deemed to have been achieved at target performance levels for any performance-based awards.  In the event that we terminate Mr. Rynd’s employment without “cause” or if he terminates his employment with “good reason” during the term, he would be entitled to one year of his then-current base salary and a target bonus for the year of termination, which would be paid to him in equal installments over a twelve-month period after the date of termination.  In addition, Mr. Rynd would receive a pro-rata STI award for the year of termination based on actual performance and the vesting of any unvested portion of his initial LTI grant will accelerate, with performance deemed to have been achieved at target performance levels for the performance-based portion.

Our agreement with Mr. Rynd contains certain restrictive covenants that apply to him during and after his employment, including an agreement to not disclose confidential information and, for a two-year period following his termination of employment for any reason, non-competition and non-solicitation agreements.  As noted previously, we have also entered into a change of control agreement with Mr. Rynd, on the same terms as described for our new 2018 agreements under “Change of Control Agreements.”  If a “change of control” (as defined in the change of control agreement) occurs, then the change of control agreement will govern the terms of Mr. Rynd’s employment and the employment agreement will be of no further force and effect.  In addition to the benefits that he would receive under the change of control agreement, the vesting of any unvested portion of his initial LTI grant will accelerate upon a change of control, with performance deemed to have been achieved at target performance levels for the performance-based portion.  Although the committee generally disfavors single trigger change of control equity acceleration, the committee made an exception for Mr. Rynd’s initial LTI grant given that, among other factors, no portion of his initial LTI grant is scheduled to vest until the third anniversary of the date of grant.

Amended and Restated Employment Agreement with Mr. Kneen.  Prior to the consummation of the business combination, Mr. Kneen served as president, chief executive officer and a director of GulfMark.  At its first meeting following the consummation of the business combination, the board appointed Mr. Kneen to succeed Mr. Fanning as our Chief Financial Officer effective November 15, 2018.  Since the Committee had not yet had an opportunity to consider Mr. Kneen’s compensation arrangements in light of his new role, he continued to receive the same compensation and benefits, including base salary, that were due to him under his employment agreement with GulfMark, which the company assumed as a result of the business combination (his “prior agreement”).

Following his acceptance of the CFO position, we renegotiated Mr. Kneen’s prior agreement, including a reduction in his base salary from $510,000 to $350,000, effective December 28, 2018, to bring his base salary more in line with the base salaries of our other executive vice presidents (the “amended agreement”).  As provided in the amended agreement, effective January 1, 2019, Mr. Kneen will participate in the STI program with an annual target opportunity of 95% of base salary (the same level as his peer executives) and will be eligible to participate in any LTI program for executive officers.

Although Mr. Kneen’s prior agreement was an “evergreen” agreement with an auto-renewal feature, his amended agreement now has a fixed term of three years.  At the end of the term, the amended agreement will no longer be in effect although Mr. Kneen’s employment may continue at will.  Although Mr. Rynd, our CEO, was provided an “evergreen” employment agreement upon his appointment, the committee decided that allowing Mr. Kneen’s amended agreement to sunset after three years would put him on more equal footing with his peer executive vice presidents, none of whom currently have written employment agreements.

Several of these changes to Mr. Kneen’s employment conditions (including the change in his title and reporting relationship) could have constituted “good reason” for him to terminate employment under the terms and conditions of his prior employment agreement.  Specifically, had Mr. Kneen elected to terminate his employment for “good reason” (or had the company elected to terminate his employment without “cause”), he would have been entitled to receive severance benefits with a total value of approximately $1,050,000.  In order to secure Mr. Kneen’s continued employment under the revised agreement, the committee awarded him an initial LTI grant of time-based RSUs with a grant date value of $1,050,000, which will vest in equal installments over the first three anniversaries of the date of grant.  In addition, Mr. Kneen’s legacy GulfMark RSUs, which were assumed and converted by us in the business combination (his “converted RSUs”) will remain outstanding subject to their original vesting schedule.

In the event of Mr. Kneen’s death or termination due to disability during the term of the amended agreement, Mr. Kneen would be entitled to receive a pro-rata STI award for the year of termination based on actual performance and the vesting of any unvested portion of his initial LTI grant and his converted RSUs would accelerate.  In addition, if Mr. Kneen’s employment is terminated by the company without “cause” or if he terminates his employment with “good reason” during the term of his amended agreement then, subject to his execution and non-revocation of a general release of claims against the company, Mr. Kneen will be entitled to receive certain payments and benefits.  Specifically, in such event, Mr. Kneen would be entitled to receive a lump sum cash severance equal to 24 months’ of then-current base salary, a lump sum cash payment equal to the total premiums that Mr. Kneen would have been required to pay for 12 months’ of continuation coverage under the Company’s health plans, and would remain eligible to receive a pro rata bonus under the STI program for the year of termination based on actual performance.  In addition, any unvested portion of his initial LTI grant and his converted RSUs would automatically vest in full.

Mr. Kneen’s amended agreement contains certain restrictive covenants that apply during and after his employment, including an agreement to not disclose confidential information and, for a one-year period following his termination of employment for any reason, non-competition and non-solicitation agreements.  As noted previously, we have also entered into a change of control agreement with Mr. Kneen, on the same terms as described for our new 2018 agreements under “Change of Control Agreements.”  If a “change of control” (as defined in the change of control agreement) occurs, then the change of control agreement will govern the terms of Mr. Kneen’s employment and his amended agreement will be of no further force and effect.

Separation Agreement with Mr. Fanning.  As previously announced, on November 15, 2018, shortly after the consummation of the business combination, Mr. Fanning stepped down from his position as our Chief Financial Officer but agreed to remain employed with us for an additional period of time in order to ensure an orderly transition.  On December 28, 2018, we entered into a separation agreement with Mr. Fanning, which provided that he would continue to be employed by the Company through February 28, 2019 or such earlier date as determined by us.  Mr. Fanning would continue to receive his current base salary through February 28, 2019 and he remained eligible to receive a bonus under the 2018 STI program for the full year, with his individual performance assessed at 100%.

Under the separation agreement, in addition to any termination-related payments and benefits to which he is entitled under previously-disclosed compensation arrangements (including the SERP), Mr. Fanning is entitled to receive certain additional payments and benefits following his last day of employment.  Specifically, Mr. Fanning will receive a cash severance payment equal to 120 days of current base salary, to be paid within 30 days of his termination date and we will pay the full monthly premium for continued health insurance coverage for Mr. Fanning and his dependents until they are eligible for health insurance coverage under another employer’s plan, not to exceed a maximum of 18 months.  In addition, we agreed to pay Mr. Fanning’s legal fees incurred in connection with his review and negotiation of the separation agreement ($12,630).  Further, as provided in the incentive agreement that we entered into with Mr. Fanning on August 18, 2017 (the “Fanning RSU Agreement”) the vesting of all outstanding, unvested RSUs granted will accelerate as of the termination date.

Mr. Fanning’s separation agreement also provides for the waiver of certain claims and confirms the continued enforceability of certain restrictive covenants memorialized in the Fanning RSU agreement, including an agreement not to disclose confidential information and a two-year agreement not to solicit any Company employees or service providers.  However, the separation agreement does provide for a conditional waiver of the Fanning RSU Agreement’s covenant not to compete, effective as of his termination date.

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

If an officer’s ownership requirement increases because of a change in title or if a new officer is added, a five-year period to achieve the incremental requirement begins in January following the year of the title change or addition as an officer.  For our executives, the guidelines specify that time-based equity awards count as shares of company stock but performance-based awards do not.  Each of our executives, like the members of our board, has until the later of August 1, 2022 or the fifth anniversary of his or her appointment to come into compliance with these guidelines.

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

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. Newman, Bates, and Carr, none of whom have been an officer or employee of our company or any of our subsidiaries.  No executive officer of our company served in the last fiscal year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of our board or on our compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based upon this review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Steven Newman, Chairman

Thomas R. Bates, Jr.

Alan J. Carr

Fiscal 2018 Summary Compensation Table

The following table summarizes the compensation paid to each of our named executives in all capacities in which they served for each of fiscal 2018, the nine-month transition period from April 1, 2017 to December 31, 2017 (“TP 2017”), and the two prior fiscal years (2016 and 2017).

Name and Principal Position	Fiscal Year(1)	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compen-sation(5) ($)	Total ($)
John T. Rynd(6) President and Chief Executive Officer	2018	498,082	--	2,750,041	--	473,178	--	6,723	3,728,024
Larry T. Rigdon(7) Current Outside Director and Former Interim President and Chief Executive Officer	2018	25,891	--	129,459	--	98,711	--	132,281	386,341
	TP 2017	50,000	31,250	528,768	--	50,000	--	13,182	673,200
Quintin V. Kneen(8) Executive Vice President and Chief Financial Officer	2018	62,521	--	1,060,005	--	--	--	--	1,122,526
Quinn P. Fanning(9) Executive Vice President and Former Chief Financial Officer	2018	335,750	--	--	--	303,014	--	149,922	788,686
	TP 2017	296,250	300,000	4,693,939	--	73,174	501,466	20,674	5,885,503
	2017	395,000	375,050	--	--	285,190	405,514	43,660	1,504,414
	2016	395,000	91,936	625,287	187,655	376,798	237,325	41,072	1,955,073
Jeffrey A. Gorski Executive Vice President and Chief Operating Officer	2018	323,425	--	--	--	280,369	--	10,570	614,364
	TP 2017	285,375	287,500	4,693,939		70,488	--	45,934	5,383,236
	2017	380,500	359,795	--	--	274,721	--	70,651	1,085,667
	2016	380,500	85,850	625,287	187,655	362,967	--	61,879	1,704,138
Bruce D. Lundstrom Executive Vice President, General Counsel, and Secretary	2018	328,355	--	--	--	284,642	--	975	613,972
	TP 2017	289,725	300,000	4,693,939	--	71,562	516,694	12,340	5,884,260
	2017	386,300	373,397	--	--	278,909	424,750	18,939	1,482,295
	2016	386,300	89,911	541,911	162,635	368,500	240,778	19,164	1,809,199

(1)

The company changed its fiscal year end from March 31 to December 31, beginning December 31, 2017.  Therefore, four time periods are covered in this chart – three twelve-month fiscal years (2018, 2017, and 2016) and an intervening nine-month transition period (TP 2017).

(2)

For 2018, this figure represents the grant date value of RSU grants made to certain named executives.  For more information regarding the equity awards granted during fiscal 2018, please see the next table (“Fiscal 2018 Grants of Plan-Based Awards”).  Messrs. Fanning, Gorski, and Lundstrom did not receive equity grants in fiscal 2018 given that each had received an emergence grant of RSUs in August 2017 following the Restructuring.  For awards granted during 2018, we value both time-based and performance-based RSUs based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 at the closing sale price per share of our common stock on the date of grant.  For information regarding the assumptions made by us in valuing our RSU awards, please see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.  Any equity awards that were granted to our legacy named executives prior to, but were unvested as of, the Effective Date were cancelled for no value on such date as a result of the Restructuring.

(3)

Represents bonuses actually paid to certain named executives under fiscal 2018 STI program.  For more information on this program, see “Short-term Incentive Compensation.”  Since his interim service ended prior to adoption of the program, Mr. Rigdon received an early pro-rata bonus based on the portion of his target award for which he would have been eligible during the time period he served, adjusted for safety performance during the same period. Mr. Kneen, who joined the company following the business combination on November 15, 2018, did not participate in the 2018 STI Plan but will participate in the fiscal 2019 STI Plan.

(4)

Reflects the change from the prior fiscal year in the actuarial present value of the named executive’s accumulated benefit under our non-qualified Supplemental Executive Retirement Plan (the “SERP”), which has been closed to new participants since 2010.  Although the actuarial present value of these accumulated benefits has increased significantly during the earliest fiscal periods reported in the table, there were no changes to the benefits provided under the SERP during these periods except that, effective January 1, 2018, legacy participants will not accrue any additional SERP benefits.  Messrs. Fanning and Lundstrom are the only named executives who currently participate in the SERP and the actuarial present value of each’s benefit actually decreased during 2018 (in accordance with SEC disclosure rules, the change is reported above as “0”).  As described in note 7, Mr. Rigdon currently receives installment payments under the SERP based on his prior service as an executive but did not accrue any additional benefits for his five months of service as interim president and chief executive officer.

(5)	The following chart provides a breakdown of the amounts included in each named executive’s “All Other Compensation” column for fiscal 2018:

Name	Director Fees(7) ($)	Severance Payment(7),(9) ($)	Perquisites ($)	Total, All Other Compensation ($)
Mr. Rynd	--	--	6,723	6,723
Mr. Rigdon	39,446	92,672	163	132,281
Mr. Kneen	--	--	--	--
Mr. Fanning	--	140,823	9,099	149,922
Mr. Gorski	--	--	10,570	10,570
Mr. Lundstrom	--	--	975	975

In prior years, the company has made matching contributions for individuals participating in the 401(k) Savings Plan and Supplemental Savings Plan.  However, all such contributions were suspended effective January 1, 2018 and therefore there were no such contributions during fiscal 2018.  The fiscal 2018 “Perquisites” figures reported above include the following: financial planning and income tax preparation (for Messrs. Fanning and Gorski), the cost of company-paid parking (for all NEOs except Mr. Kneen), and certain club memberships (for Messrs. Rynd, Fanning, and Gorski).  We do not reimburse any executive for tax liability incurred in connection with any perquisite.

(6)

Mr. Rynd was appointed president, chief executive officer, and a director effective March 5, 2018.  The base salary reported above for Mr. Rynd represents the salary paid to him during the portion of the year he was employed.

(7)

Mr. Rigdon, a former Tidewater executive who retired from our company in 2002, was appointed as one of six independent directors effective July 31, 2017, immediately following the Restructuring.  Mr. Rigdon was appointed as interim president and chief executive officer on October 16, 2017, serving in that role for approximately five months until the board appointed John T. Rynd as our president, chief executive officer, and a director effective March 5, 2018.  While he served as interim president and chief executive officer, Mr. Rigdon’s compensation was governed by an employment agreement that we entered into with him.  Under this agreement, Mr. Rigdon received certain payments and benefits upon the appointment of his full-time successor.  Specifically, the vesting of Mr. Rigdon’s equity award accelerated and the company paid him a pro rata bonus for fiscal 2018 (reported in the “Non-Equity Incentive Compensation” column) plus a lump sum severance payment equal to the amount of salary that he would have earned if he had been employed with us for a full year (reported in the “All Other Compensation” column).  Once he stepped down from the interim executive role, Mr. Rigdon resumed participation in our compensation program for outside directors (earning pro-rated cash director fees, reported in the “All Other Compensation” column, and receiving a time-based RSU award of 3,771 shares, reported in the “Stock Awards” column).  For more information on our director compensation program, please see the section entitled, “Director Compensation.”  Based on his original service as a company executive (which ended in 2002), Mr. Rigdon is currently receiving installment payments under our Pension Plan and the SERP.  Mr. Rigdon did not accrue any additional benefits under either plan for his service as interim president and chief executive officer although he continues to receive installment payments under those plans based on his prior service.  Mr. Rigdon received a total of $127,670 in Pension Plan payments, SERP payments, and life insurance benefits during fiscal 2018, which is not included in the above table.

(8)

At its first meeting following the closing of the business combination, the board appointed Mr. Kneen as Executive Vice President and Chief Financial Officer effective November 15, 2018.  The base salary reported above for Mr. Kneen represents the salary paid to him for service following the business combination (once he became an employee of the company).

(9)

Mr. Fanning stepped down from the Chief Financial Officer role on November 15, 2018, immediately following the closing of the business combination.  In order to facilitate an orderly transition of his duties to Mr. Kneen, Mr. Fanning continued to serve as an officer of the company and certain subsidiaries through February 28, 2019.  Mr. Fanning’s employment during this transition period was governed by a separation agreement.  Under this separation agreement, following his termination date, Mr. Fanning is entitled to receive certain benefits in addition to any termination-related payments and benefits due him under previously-disclosed compensation arrangements.  These additional benefits include the acceleration of all of his outstanding unvested equity awards, a cash severance payment equal to four months’ base salary ($110,384), and the company subsidizing monthly premiums for continuing health insurance coverage for Mr. Fanning and his dependents for up to 18 months (estimated maximum cost of $30,439).  In addition, we paid Mr. Fanning’s legal fees incurred in connection with his review and negotiation of the separation agreement (a total of $12,630), which is not included in the above table.

Fiscal 2018 Grants of Plan-Based Awards

The following table presents additional information regarding all equity and non-equity incentive plan awards granted to our named executives during the fiscal year ended December 31, 2018.

Name and Type of Grant	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(4) (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John T. Rynd
Annual Cash Incentive(1)	--	124,521	498,082	591,472
TB RSU Grant(2)	3/5/18				--	--	--	43,376	1,100,016
PB RSU Grant(2)	3/19/18				31,683	63,365	126,730	--	1,650,025
Larry T. Rigdon
Annual Cash Incentive(1)	--	25,977	103,906	123,388
Director RSU Grant(3)	7/31/18				--	--	--	3,771	129,459
Quintin V. Kneen
TB RSU Grant(4)	12/28/18				--	--	--	54,527	1,060,005
Quinn P. Fanning(5)
Annual Cash Incentive(1)	--	79,741	318,963	378,768
Jeffrey A. Gorski(5)
Annual Cash Incentive(1)	--	76,813	307,254	364,864
Bruce D. Lundstrom(5)
Annual Cash Incentive(1)	--	77,984	311,937	370,425

(1)

Each of our named executives (other than Mr. Kneen, who joined the company on November 15, 2018) was eligible to receive an annual cash bonus under our Management Short-Term Incentive Plan based the achievement of certain company and individual performance goals during fiscal 2018 (the “2018 STI Plan”).  The amount actually paid to each executive pursuant to the 2018 STI Plan is reflected in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”  The maximum award that could be earned by each participating named executive was 118.75% of his target award.  The target award for each of Messrs. Rynd and Rigdon was pro-rated based on the number of days in the fiscal year in which he was employed by the company.

(2)

As noted previously, Mr. Rynd was appointed president, chief executive officer, and a director effective March 5, 2018.  As provided in his employment agreement, Mr. Rynd received an initial LTI award in the form of restricted stock units with a grant date target value of $2,750,000, 60% of which was performance-based and 40% of which was time-based.  Subject to his continued employment for a three-year period (excused in certain situations as described in the “Potential Payments upon Termination” section), both the time-based and the performance-based RSUs will vest in one installment on March 4, 2021, with payout on the performance-based portion ranging between 0-200%, depending on the level of operating cash flow generated by the company during fiscal years 2018 and 2019.

(3)

As noted previously, Mr. Rigdon is an outside director who served as interim president and chief executive officer for a five-month period between October 16, 2017 and March 4, 2018.  Once he stepped down from this interim role, Mr. Rigdon once again began to receive compensation as an outside director, which included a pro rata annual cash retainer and an equity grant of 3,771 RSUs on July 31, 2018.  For additional information on our outside director compensation program, please see the section entitled, “Director Compensation.”

(4)

As noted previously, Mr. Kneen joined the company on November 15, 2018 following the closing of the business combination.  Mr. Kneen was party to an employment agreement that was assumed by the company and the parties amended and restated that agreement effective December 28, 2018 to reflect his new employment arrangements.  Upon the effectiveness of his amended and restated agreement, Mr. Kneen received an initial LTI grant with a grant date fair value equal to the value of the severance that Mr. Kneen could have received under his prior employment agreement had his employment been terminated by the company “without Cause” or by Mr. Kneen “with Good Reason” following the business combination.  This initial LTI grant was in the form of time-based RSUs that will vest in three equal installments on the first three anniversaries of the date of grant, subject to his continued employment through the applicable vesting date (excused in certain situations as described in the “Potential Payments upon Termination” section).

(5)

As described in greater detail in the CD&A, Messrs. Fanning, Gorski, and Lundstrom did not receive any equity incentive awards during fiscal 2018 as each of them received an emergence grant in the form of time-based RSUs in August 2017 following the successful completion of the Restructuring.

Salary.  Salaries paid to each named executive for fiscal 2018 accounted for the following percentages of their total annual compensation (not including changes in pension value and nonqualified deferred compensation earnings): Mr. Rynd, 13.4%; Mr. Rigdon, 6.7%; Mr. Kneen, 5.6%; Mr. Fanning, 42.6%; Mr. Gorski, 52.6%; and Mr. Lundstrom, 53.5%.

Non-equity Incentive Plan Compensation.  The amounts reported in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table reflect amounts actually paid to our named executives based on company performance for the period under our 2018 STI plan.  For more information, please see “CD&A – Compensation Components – Short-term Incentive Compensation.”

Long-Term Incentive Compensation.  The committee did not implement an annual LTI program during 2018, although it did make an initial LTI grant to each of the two individuals who was newly appointed as an executive officer during the year (Messrs. Rynd and Kneen).  For information regarding these grants, please see “CD&A – Compensation Components – Long-term Incentive Compensation.”

Employment Agreements.  We had three employment agreements in effect during 2018, one with Mr. Rigdon, who served as interim president and CEO for a five-month period ending in March 2018, a second with Mr. Rynd, which we entered into upon his appointment as president and CEO in March 2018, and a third with Mr. Kneen, which we assumed in the business combination and amended and restated in December 2018 to reflect his current employment situation.  For details regarding these agreements, please see “CD&A – Compensation Components – Employment Agreement with Mr. Rigdon,” “ – Employment Agreement with Mr. Rynd,” and “ – Amended and Restated Employment Agreement with Mr. Kneen.”

We also entered into a separation agreement with Mr. Fanning, who stepped down as CFO immediately following the business combination and will terminate employment fully on February 28, 2019.  For more information on Mr. Fanning’s separation agreement, which was effective December 28, 2018, please see “CD&A – Compensation Components – Separation Agreement with Mr. Fanning.”

In addition, each of our named executives (other than Mr. Rigdon) is party to a change of control agreement, which provides for certain employment protections for the executive following a change of control of the Company.  For each of Messrs. Rynd and Kneen, in the event that a change of control occurs, his employment agreement will be of no further force and effect and his employment will be governed by the change of control agreement.  For more information of these agreements, please see “CD&A – Compensation Components – Change of Control Agreements.”

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table details the outstanding equity awards held by our named executives as of December 31, 2018.

Name	Unvested Equity Incentive Plan Awards		Unvested Stock Awards

	Number of Shares or Units (#)	Market Value(1) ($)	Number of Shares or Units (#)	Market Value(1) ($)
John T. Rynd	63,365(2)	1,212,172	43,376(2)	829,783
Larry T. Rigdon	--	--	3,771(3)	72,139
Quintin V. Kneen	--	--	48,362(4)	925,165
	--	--	54,527(5)	1,043,102
Quinn P. Fanning	--	--	129,577(6)	2,478,808
Jeffrey A. Gorski	--	--	129,577(6)	2,478,808
Bruce D. Lundstrom	--	--	129,577(6)	2,478,808

(1)	The market value of all reported equity awards is based on the closing price of our common stock on December 31, 2018, as reported on the NYSE ($19.13).
(2)

As provided in Mr. Rynd’s employment agreement, he received an initial LTI award in the form of restricted stock units with a grant date target value of $2,750,000, 60% of which was performance-based and 40% of which was time-based.  Subject to Mr. Rynd’s continued employment for a three-year period (excused in certain situations as described in the “Potential Payments upon Termination” section), both the time-based and the performance-based RSUs will vest in one installment on March 4, 2021, with payout on the performance-based portion ranging between 0-200%, depending on the level of operating cash flow generated by the company during fiscal years 2018 and 2019.

(3)

Represents a grant of time-based RSUs to Mr. Rigdon under our director compensation program, which is scheduled to vest on May 9, 2019.  For additional information on our equity awards to directors, please see the section entitled, “Director Compensation.”

(4)

These time-based RSUs, which were originally granted by GulfMark, were assumed and converted by the company in the business combination and will vest in three equal installments on their originally-scheduled vesting dates of April 13 of 2019, 2020, and 2021.

(5)

Represents a grant of time-based RSUs awarded to Mr. Kneen upon the amendment and restatement of his employment agreement.  These RSUs will vest in three equal installments on December 28 of 2019, 2020, and 2021.

(6)

These RSU grants were negotiated as part of the Restructuring and vest in two equal installments on August 18 of 2019 and 2020.  However, as memorialized in his separation agreement, the vesting of all RSUs held by Mr. Fanning will be accelerated on his termination date of February 28, 2019.

Equity Awards Vested in Fiscal Year 2018

The following table sets forth information regarding all equity awards that vested during fiscal 2018 for each of our named executives.  The only equity compensation awards held by any of our named executives are restricted stock units (RSUs).

	Equity Awards
Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
John T. Rynd	--	$ --
Larry T. Rigdon	19,273	549,024
Quintin V. Kneen	--	--
Quinn P. Fanning	64,789	1,958,571
Jeffrey A. Gorski	64,789	1,958,571
Bruce D. Lundstrom	64,789	1,958,571

(1)

This figure represents the total number of shares that the named executive was entitled to receive under all equity awards he held that vested in 2018.  Because the company withholds shares of common stock from the delivery of vesting RSUs in order to cover the related tax withholding obligation, the number of shares of common stock actually delivered to each named executive in settlement of his stock awards that vested during fiscal 2018 is as follows:  Mr. Rigdon, 15,745 and each of Messrs. Fanning, Gorski, and Lundstrom 39,294.

(2)	Based on the closing price of our common stock on the date of vesting (or, if our common stock did not trade that day, on the previous trading day).

Fiscal 2018 Pension Benefits

The following table sets forth information relating to our Supplemental Executive Retirement Plan (SERP).  As described in greater detail below, this plan has been closed to new participants since 2010 and, effective January 1, 2018, no additional benefits will accrue to existing participants.  Messrs. Fanning and Lundstrom are the only named executives who currently participate in the SERP although Mr. Rigdon, as a former executive officer, is receiving installment payments based on his prior service (he retired in 2002).

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits(1) ($)	Payments During Last Fiscal Year ($)
Quinn P. Fanning	SERP	10	1,626,251	--
Bruce D. Lundstrom	SERP	11	1,747,755	--

(1)

Benefits are assumed to commence at the earliest unreduced retirement age of 62 as a single life annuity, with pay and service as of December 31, 2018.  A discussion of the other assumptions used in calculating the present value of accumulated benefits is set forth in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Although it is now closed to new participants, our SERP covers eligible employees of our company and participating subsidiaries.  Each of our named executives who is currently employed by the company and its participating subsidiaries has the opportunity to participate in our defined contribution plan, the 401(k) Savings Plan.  The SERP provides certain benefits to participating officers that cannot be provided to them under our qualified retirement programs due to compensation and benefit limits in the Internal Revenue Code.

A participant’s SERP benefits are based on his highest average of five consecutive calendar years of gross pay over the last 10 years (“final average pay”) prior to his retirement.  Upon normal retirement at age 65, an officer participating in our now-frozen qualified Pension Plan would receive, under the SERP and Pension Plan combined (the “Pension Program”), a monthly benefit equal to the sum of (i) 2% of the portion of final average pay that exceeds Social Security covered compensation, multiplied by years of service up to a maximum of 35, plus (ii) 1.35% of the portion of final average pay that does not exceed Social Security covered compensation, multiplied by years of service up to a maximum of 35, plus (iii) 1% of final average pay multiplied by years of service in excess of 35 years.

Since neither Mr. Fanning nor Mr. Lundstrom is a participant in our Pension Plan, each of them, when eligible, will receive a SERP benefit equal to the actuarial equivalent of the excess of (i) the benefit which could have been payable as a monthly single life annuity under the Pension Program, described above, if they had been eligible to participate in the Pension Plan less (ii) a hypothetical 401(k) Savings Plan benefit based upon a monthly single life annuity.  The hypothetical 401(k) Savings Plan benefit is the executive’s actual 401(k) Savings Plan account balance as of the date he became an officer with increases based upon certain assumptions, including an annual contribution of 3% of eligible compensation and interest at 6%, compounded annually.

Early retirement benefits are available upon retirement after attaining age 55 and completing 10 years of service.  There is no reduction for benefits that begin at age 62 or later.  For retired employees electing commencement between age 55 and 62, the reduction is 5% per year for each year prior to age 62.  Each of Messrs. Fanning and Lundstrom is currently eligible for early retirement.

At the time an officer was named as a participant in the SERP, he was given the opportunity to elect the time and form of payout of his SERP benefits following termination, which could be as a life annuity or an equivalent optional form of settlement (including a lump sum payout).  Mr. Fanning has elected a lump sum payout and Mr. Lundstrom has elected to receive an annuity.  As Mr. Fanning’s last day of employment will be February 28, 2019, he will receive a lump sum payment of $1,611,425 on September 1, 2019, which will be in full settlement of all amounts due him under the SERP.

As noted previously, the SERP was closed to new participants effective March 4, 2010 and, effective January 1, 2018, no additional SERP benefits will accrue for existing participants.  In the event of a change of control, SERP benefits become fully vested and are paid in a lump sum regardless of the participant’s prior elections.

Fiscal 2018 Non-Qualified Deferred Compensation

The following table summarizes the compensation our named executives have deferred under our Supplemental Savings Plan (SSP).  Only Messrs. Fanning and Gorski are participants in this plan.

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/18(3) ($)
Quinn P. Fanning	--	--	(1,358)	(28,294)	24,299
Jeffrey A. Gorski	476	--	(23,914)	--	626,809

(1)	All amounts reported in this column are also included in the fiscal 2018 row of the column entitled “Salary” in the “Fiscal 2018 Summary Compensation Table.”
(2)	All amounts reported in this column are also included in the fiscal 2018 row of the column entitled “All Other Compensation” in the “Fiscal 2018 Summary Compensation Table.”
(3)

Of the amounts reported in this column, the following aggregate amounts were included in the “Fiscal 2018 Summary Compensation Table” for 2016, 2017, TP 2017, and 2018: Mr. Fanning, $41,000; and Mr. Gorski, $99,844.

Our SSP allows certain officers and other designated participants who earn over the qualified 401(k) plan limits to participate in the SSP and, in prior years, to receive company contributions.  A participant is permitted to contribute an aggregate of between 2% and 75% of base salary to the 401(k) Savings Plan and the SSP.  In addition, a participant may defer up to 100% (in 25% increments) of his bonus compensation.  Prior to 2018, the company made a 50% matching contribution of up to 8% of salary contributed to the 401(k) Savings Plan and the SSP; however, all matching contributions to both the 401(k) Savings Plan and the SSP were suspended effective January 1, 2018.  Contributions are invested as instructed by the participant in one or more investment funds offered through the SSP for fiscal 2018.  The annual rate of return for these funds for fiscal 2018 was as follows:

Fund	One Year Total Return
AMERICAN BEACON INTERNATIONAL EQUITY FUND (CLASS I SHARES)	(16.73%)
AMERICAN EUROPACIFIC GROWTH FUND (CLASS R5 SHARES)	(14.95%)
JPMORGAN EQUITY INCOME FUND (CLASS R5 SHARES)	(4.33%)
ISHARES S & P 500 INDEX FUND (CLASS I SHARES)	(4.44%)
FRANKLIN SMALL CAP GROWTH FUND (CLASS Advisor SHARES)	(2.47%)
MFS TOTAL RETURN FUND (CLASS R4)	(5.50%)
JP MORGAN GOVERNMENT BOND SELECT FUND (CLASS SELECT)	0.84%
VICTORY INTEGRITY SMALL CAP VALUE FUND (CLASS Y SHARES)	(18.56%)
PIMCO TOTAL RETURN FUND (CLASS I SHARES)	(0.26%)
T ROWE PRICE NEW AMERICAN GROWTH FUND	1.28%
MERRILL LYNCH READY ASSETS PRIME MONEY FUND	1.10%
WELLS FARGO ADV SPEC MED CAP VALUE FUND (CLASS I SHARES)	(13.10%
WILLIAMS BLAIR SMALL MID-CAP GROWTH FUND (CLASS I SHARES)	(2.06%)

The SSP is unfunded but the company has established a rabbi trust to set aside funds for the payment of benefits.  The amounts deposited in this trust are subject to the claims of the company’s creditors.  Benefits are generally paid out following termination of employment and a participant can elect to have distributions made in approximately equal annual installments over a period not to exceed ten years or in a lump sum.  The benefits will be paid in a lump sum upon a change of control of the company.

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

We are not including information for Mr. Rigdon, who stepped down from interim service as president and chief executive officer effective March 5, 2018 but continues to serve as an outside director.  As described in note 7 to the Summary Compensation Table, upon the appointment of a full-time successor, Mr. Rigdon received accelerated vesting of certain outstanding equity awards plus a lump sum severance payment equal to the salary he would have received if he had served for a full year.

Each of Messrs. Rynd and Kneen has an employment agreement and each named executive (other than Mr. Rigdon) has a change of control agreement with the company that provides for payments and benefits in the event of a termination of employment following a change of control of the company.  While the termination and/or change of control benefits provided to our executives under these arrangements are summarized below, each of these arrangements is described in detail in the CD&A under “Compensation Components.”

Assumptions and General Principles.  The following assumptions and general principles apply with respect to the following table and any termination of employment of a named executive.

•

The amounts shown in the table assume that the date of termination of employment of each named executive was December 31, 2018.  Accordingly, the table reflects amounts payable to our named executives as of December 31, 2018 and includes estimates of amounts that would be paid to the named executive upon the occurrence of a termination or change in control.  The actual amounts that would be paid to a named executive can only be determined at the time of the termination or change in control.

•

If a named executive is employed on December 31 of a given year, that executive will generally be entitled to receive an annual cash bonus for that year under our short-term incentive plan.  Even if a named executive resigns or is terminated with cause at the end of the fiscal year, the executive may receive an incentive bonus, because the executive had been employed for the entire fiscal year.  Under these scenarios, this payment is not a severance or termination payment, but is a payment for services provided over the course of the year, and therefore is included in the table but not as a termination-related benefit.  The officer would not receive a pro rata bonus payment under these circumstances if employment terminated prior to the end of the year.

•

A named executive will be entitled to receive all amounts accrued and vested under our retirement and savings programs including any pension plans and deferred compensation plans in which the named executive participates.  These amounts will be determined and paid in accordance with the applicable plan, and benefits payable under the non-qualified plans in which the named executives participate are also reflected in the table.  Qualified retirement plan benefits payable under our Retirement Plan are not included.

Death and Disability. Upon a named executive’s death or termination due to disability:

•

A named executive (or, if applicable, his estate) will receive a pro rata STI payout for the fiscal year in which termination occurs, based upon actual performance as measured against the performance criteria in effect for such year, his target opportunity, and the pro rata salary he earned during the year.

•

For each of Messrs. Rynd and Kneen, the vesting of any unvested portion of his outstanding equity awards will accelerate.  For Mr. Rynd’s performance-based RSUs, performance would be deemed to have been achieved at the target level.  The emergence grants held by our legacy named executives do not accelerate upon death or termination due to disability.

Termination without Cause or with Good Reason. Upon termination of a named executive by the company without “cause” or by the executive with “good reason” (as those terms are defined in the applicable agreement):

•

The compensation committee may elect to pay the named executive a pro rata STI payout for the fiscal year in which termination occurs, based upon actual performance as measured against the performance criteria in effect for such year, his target opportunity, and the pro rata salary he earned during the year.

•

Under his employment agreement, Mr. Rynd would be entitled to receive severance equal to one year’s base salary plus target bonus, paid in 12 equal monthly installments and contingent upon his compliance with certain post-employment restrictive covenants.

•

Under his employment agreement, Mr. Kneen would be entitled to receive severance equal to two years’ base salary plus the value of 12 months’ COBRA coverage, to be paid in a lump sum within 60 days of termination, contingent upon his execution of a release and subject to his compliance with certain post-employment restrictive covenants.

•

For each named executive, the vesting of any unvested portion of his outstanding equity awards will accelerate.  For Mr. Rynd’s performance-based RSUs, performance would be deemed to have been achieved at the target level.

All Other Terminations (outside of a change of control).  Generally, a named executive is not entitle to receive any form of severance payments or benefits upon his voluntary decision to terminate employment with the company or upon termination for cause.

Change of Control.  As noted previously, each of our named executives is party to a change of control agreement.  For each of the two officers who is party to an employment agreement, in the event of a change of control, the terms of his change of control agreement will supersede his employment agreement.   In the event of a change of control (as defined in the applicable plan or agreement):

•

For Mr. Rynd, the vesting of any unvested portion of his outstanding equity awards will accelerate, with performance deemed to have been achieved at the target level for his performance-based RSUs.  As discussed in greater detail in the CD&A, while the committee generally disfavors single trigger change of control acceleration of equity awards, it made an exception for Mr. Rynd’s initial LTI grant considering, among other things, the grant’s long vesting period (no portion will vest until the third anniversary of the date of grant).

•

Each named executive who is party to a change of control agreement is entitled to receive certain employment protections during the two-year period following the consummation of a change of control.  If, during the two-year protected period, the executive is terminated by the company without “cause” or terminates his employment with “good reason,” then he is entitled to certain payments and benefits.  Specifically, the executive would be entitled to receive, among other benefits:

➢

a cash severance payment equal to a specific multiple (two times for the CEO, one-and-a-half times for any executive vice president, and one time for all other officers) of the sum of (a) his base salary in effect at the time of termination and (b) his target bonus;

➢	a pro-rata STI payout for the fiscal year in which the termination occurs;
➢	a cash payment equal to any unpaid bonus with respect to a completed fiscal year as calculated by the Agreement;
➢

reimbursement for the cost of insurance and welfare benefits for a specified number of months (24 months for the CEO, 18 months for any executive vice president, and 12 months for all other officers) following termination of employment; and

➢	outplacement assistance, not to exceed $25,000.

The change of control agreement does not provide for any tax gross-ups for excise taxes that may be triggered under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended.  However, the executive would be entitled to receive the “best net” treatment, which means that if the total of all change of control payments due him exceeds the threshold that would trigger the imposition of excise taxes, the executive will either (1) receive all payments and benefits due him and be responsible for paying all such taxes or (2) have his payments and benefits reduced such that imposition of the excise taxes is no longer triggered, depending on which method provides him the better after-tax result.

Estimated Payments on Termination or Change in Control

The following table quantifies the estimated amounts that would be payable to our named executives under various termination or change in control scenarios as described above, if those events had occurred on December 31, 2018.

Event	Mr. Rynd	Mr. Kneen	Mr. Fanning	Mr. Gorski	Mr. Lundstrom
Death or Disability
Accelerated vesting of equity awards	$2,041,955	$1,968,267	$--	$--	$--
Subtotal – Termination-Related Benefits	$2,041,955	$1,968,267	$--	$--	$--
Annual incentive for full fiscal year	$473,178	$--	$303,014	$280,369	$284,642
SERP	$--	$--	$1,626,251	$--	$1,747,755
Supplemental Savings Plan	$--	$--	$24,299	$626,809	$--
Total	$2,515,133	$1,968,267	$1,953,564	$907,178	$2,032,397
Termination without Cause or with Good Reason
Accelerated vesting of equity awards	$2,041,955	$1,968,267	$2,478,808	$2,478,808	$2,478,808
Cash severance payment	$1,200,000	$722,633	$--	$--	$--
Subtotal – Termination-Related Benefits	$3,241,955	$2,690,900	$2,478,808	$2,478,808	$2,478,808
Annual incentive for full fiscal year	$473,178	$--	$303,014	$280,369	$284,642
SERP	$--	$--	$1,626,251	$--	$1,747,755
Supplemental Savings Plan	$--	$--	$24,299	$626,809	$--
Total	$3,715,133	$2,690,900	$4,432,372	$3,385,986	$4,511,205
All Other Terminations (outside of Change in Control)
Annual incentive for full fiscal year	$473,178	$--	$303,014	$280,369	$284,642
SERP	$--	$--	$1,626,251	$--	$1,747,755
Supplemental Savings Plan	$--	$--	$24,299	$626,809	$--
Total	$473,178	$--	$1,953,564	$907,178	$2,032,397
Change in Control (No Termination)
Accelerated vesting of equity awards	$2,041,955	$--	$--	$--	$--
Total	$2,041,955	$--	$--	$--	$--
Change in Control with Termination
Accelerated vesting of equity awards	$2,041,955	$1,968,267	$2,478,808	$2,478,808	$2,478,808
Cash severance payment	$2,400,000	$1,023,750	$982,069	$946,018	$960,438
Additional benefits	$64,949	$58,950	$55,438	$26,170	$46,334
Subtotal – Termination-Related Benefits	$4,506,904	$3,050,967	$3,516,315	$3,450,996	$3,485,580
Annual incentive for full fiscal year	$473,178	$--	$303,014	$280,369	$284,642
SERP	$--	$--	$1,626,251	$--	$1,747,755
Supplemental Savings Plan	$--	$--	$24,299	$626,809	$--
Total	$4,980,082	$3,050,967	$5,469,879	$4,358,174	$5,517,977

Pay Ratio Disclosure

As required by SEC rules, we determined the ratio of the annual total compensation of Mr. Rynd, our current president and CEO, relative to the annual total compensation of our median employee.  For the fiscal year ended December 31, 2018:

•	the annual total compensation paid to the individual who was identified as the median employee of our company and its consolidated subsidiaries (other than our CEO), was $21,537;
•	the annual total compensation of our CEO (as reported in the Summary Compensation Table, but annualized as described below) was $3,929,882; and
•	based on this information, the ratio of the annual total compensation of our CEO to the median employee’s annual total compensation is 182 to 1.

In determining our median employee, we examined annual base cash compensation for all employees as of December 31, 2018, including all employees who joined the company as a result of the business combination.  As of December 31, 2018, Tidewater and its consolidated subsidiaries had over 5,500 employees across the globe.  To aid in maintaining a uniformity of comparison, we annualized the compensation for full-time workers who joined us after the first of the year and converted all amounts paid in foreign currencies to U.S. dollars based on the exchange ratio for each such currency reported on the same day.

A significant portion of our workforce consists of individuals who are not employed by us directly, but rather work as crew members on our vessels or provide services to us under collective bargaining agreements or through third party labor service providers (manning agencies).  For crew members who work with us through these manning agencies, the individuals are employed by the agency (a third party) but we are responsible for setting the pay or “day rate,” which the employee may accept or reject.  As a result, our crew members may not work for us full-time or during the entire year, and may in fact also provide services on vessels owned by other companies or operators during the year.  The majority of these individuals provide services on vessels that operate outside of the United States, including in areas where wages may not be comparable to wages paid to workers who provide services on U.S.-based vessels.  Due to our global footprint and the lack of continuity in workforce, the compensation profile of our employee population as reported in this pay ratio disclosure may not be completely reflective of the level of compensation paid to our workers.

Once the median employee was identified, we calculated that employee’s total annual compensation in accordance with the requirements of the Summary Compensation Table in order to determine the pay ratio provided above.  The compensation paid to our median employee during 2018 consisted solely of base cash wages, so the annual compensation reported for that employee above is the same figure we used to identify that employee as the median employee.

Because Mr. Rynd was not employed with us for the full year, we annualized certain compensation items that he received for his services as CEO during 2018 (specifically, his salary received and his STI payout).  As a result, the compensation figure we used for purposes of calculating our pay ratio differs from the total of his 2018 compensation as reported in the Summary Compensation Table, as detailed in the following table:

Compensation Component	Amount Reported in Summary Compensation Table	Annualized Amount Used for Pay Ratio Calculation
Base Salary	$ 498,082	$ 600,000
Non-equity Incentive Plan Compensation	473,178	570,000
Stock Awards	2,750,041	2,750,041
All Other Compensation	6,723	9,841
Total	$ 3,728,024	$ 3,929,882

Please be advised that this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules.  Pay ratios that are reported by our peers may not be directly comparable to ours because of differences in the composition of each company’s workforce, as well as the assumptions and methodologies used in calculating the pay ratio, as permitted by SEC rules.

Director Compensation

Fiscal 2018 Director Compensation Table

This table reflects all compensation paid to or accrued by each of our non-management directors during fiscal 2018.  The compensation of each of Mr. Rynd, who currently serves as our president and chief executive officer, and Mr. Rigdon, a non-management director who served as our interim president and chief executive officer for a five-month period ending on March 5, 2018, is disclosed in the Summary Compensation Table.  A description of the elements of our director compensation program follows this table.

Name of Director	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Thomas R. Bates, Jr.	97,813	129,459	227,272
Alan J. Carr	52,813	129,459	182,272
Randee E. Day	47,813	129,459	177,272
Dick Fagerstal	62,813	129,459	192,272
Steven L. Newman	62,813	129,459	192,272
Louis A. Raspino	6,107	80,463	86,570
Robert P. Tamburrino	6,107	80,463	86,570
Kenneth H. Traub	6,107	80,463	86,570

(1)	Includes all cash retainers paid for board service during fiscal 2018, pro-rated as necessary to reflect partial year service.
(2)

Reflects the aggregate grant date fair value of time-based restricted stock units granted to each director during fiscal 2018, computed in accordance with FASB ASC Topic 718.  Each of Messrs. Bates and Carr, Ms. Day, Messrs. Fagerstal, Newman, and Rigdon received a grant of 3,771 RSUs on July 31, 2018.  Messrs. Raspino, Tamburrino, and Traub were appointed to the board upon the consummation of the business combination and each received a pro-rata grant of 3,126 RSUs on November 15, 2018.  At the end of fiscal 2018, these equity grants, all of which will vest on May 9, 2019, were the only equity awards held by our non-management directors.

We currently use a combination of cash and equity-based compensation to provide competitive compensation for our non-management directors and to enable them to meet their stock ownership guidelines.  The form and amount of director compensation is periodically reviewed and assessed by our nominating and corporate governance committee, which is responsible for overseeing the program and would refer any recommended changes to the full board for action.  Meridian Compensation Partners, LLC (“Meridian”), which serves as the independent consultant to our compensation committee, also assists the nominating and corporate governance committee and the board in its review of director compensation to help ensure that our director pay levels and program components are in line with competitive market practice.

Director Fees.  For fiscal 2018, the cash and equity-based compensation payable to our non-management directors was as follows:

Fee Type	Amount
Annual cash retainer	$47,813 ➢for 2018, this represents a 15% reduction from prior year’s annual retainer ($56,250)
Annual equity-based retainer	$168,750 grant date value, delivered in the form of time-based restricted stock units (“RSUs”), which vest at the end of the one-year service period
Additional annual cash retainer for the chair of the board	$50,000
Additional annual cash retainer for the chair of each of the audit committee and the compensation committee	$15,000
Additional annual cash retainer for the chair of the nominating and corporate governance committee	$5,000

In order to align the annual grant of director equity awards with the company’s annual meeting of stockholders, the fiscal 2018 awards were pro-rated based on the number of days of service between July 31, 2018 (or, if later, the director’s appointment date) and May 7, 2019.  The number of RSUs granted in each award is calculated by dividing the grant date target value by the closing price of a share of our common stock on the date of grant.  All of the time-based RSUs granted to directors during fiscal 2018 will vest on May 7, 2019, provided the director remains a member of the board on the vesting date.  However, vesting of the award will accelerate if, prior to the vesting date, the director dies, terminates service due to disability, or is willing and able to continue to serve as a director but is either not renominated or not reelected to serve another term.

Stock Ownership Guidelines.  Our directors are subject to stock ownership guidelines requiring each director to own and hold company stock worth five times his or her annual cash retainer no later than five years after his or her appointment.  Under the guidelines, unvested RSUs count as shares of company common stock.  Each of our current directors has until August 1, 2022 (or, if later, the fifth anniversary of his or her appointment as a director) to comply with the guidelines.  These guidelines are described in greater detail under “Compensation Discussion and Analysis – Other Compensation and Equity Ownership Policies – Stock Ownership Guidelines.”

Other Benefits.  We reimburse all directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and its committees.  We also cover the cost of our directors attending continuing education programs (including tuition and travel).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 about the company’s equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, Warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (A)) (C)
Equity compensation plans approved by stockholders (1)	964,147		$ —	1,610,533
Equity compensation plans not approved by stockholders (2)	180,302		$ —	714,569
Balance at December 31, 2018	1,144,449	(3)	$ —	2,325,102	(4)

(1)	Represents shares subject to awards issued under the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”).
(2)

Represents shares subject to awards issued under the Tidewater Legacy GLF Management Incentive Plan, which we assumed in connection with the business combination (the “Legacy GLF Plan”).  We describe this plan in further detail below.

(3)

Represents restricted stock units (RSUs) outstanding under both the 2017 Plan and the Legacy GLF Plan.  Each RSU represents the right to receive one share of our common stock in the future, provided certain vesting requirements are met. The only awards that are currently outstanding under either plan are RSUs.

(4)	Awards may be granted under either plan in the form of stock options, restricted stock, RSUs, or other cash- or equity- based awards.

In connection with the business combination, which closed on November 15, 2018, we assumed the Legacy GLF Plan.  Immediately following the closing, as converted in the business combination, a total of 924,351 shares of Tidewater common stock were authorized for issuance under the Plan, 88,479 of which were subject to then-outstanding equity awards.  The number of share issuable under the Legacy GLF Plan is subject to adjustment in the event of a recapitalization, reclassification, stock dividend, stock split, combination of shares, or other similar change in our common stock.  Following the closing, Tidewater may grant equity-based incentives under the Legacy GLF Plan to certain individuals who were not employees, officers, directors, and consultants of Tidewater immediately prior to the closing. The Legacy GLF Plan will be administered by the compensation committee of the board with respect to awards granted to employees and consultants of Tidewater and its subsidiaries and the nominating and corporate governance committee of the board with respect to awards granted to non-employee directors.  The board has the right to amend or discontinue the Legacy GLF Plan or to modify its terms and conditions; however, any amendment that would materially impair an outstanding award would require the award holder’s consent.  No awards may be granted under the Legacy GLF Plan after April 13, 2028 although any awards that are outstanding at the time that the Legacy GLF Plan is terminated may remain outstanding in accordance with their terms.

Security Ownership of Certain Beneficial Owners

The table below shows the name, address and stock ownership of each person known by us to beneficially own more than 5% of our common stock as of February 25, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Raging Capital Management, LLC William C. Martin Ten Princeton Avenue Post Office Box 228 Rocky Hill, New Jersey 08553	2,585,057(2)	6.92%
Third Avenue Management LLC 622 Third Avenue, 32nd Floor New York, New York 10017	2,408,549(3)	6.48%
American International Group, Inc. 175 Water Street New York, New York 10038	2,369,809(4)	6.38%
T. Rowe Price Associates 100 East Pratt Street Baltimore, Maryland 21202	2,345,945(5)	6.31%
Captain Q, LLC Q Global Capital Management, L.P. Renegade Swish, LLC 301 Commerce Street, Suite 3200 Fort Worth, Texas 76102	2,116,109(6)	5.67%
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	2,057,623(7)	5.54%
Wells Fargo & Company 420 Montgomery Street San Francisco, California 94163	2,000,439(8)	5.38%
(1)	Based on 37,169,016 shares of common stock outstanding on February 15, 2019.
(2)

Based on a Schedule 13D/A jointly filed with the SEC on February 25, 2019 by Raging Capital Management, LLC (“Raging Capital”) and William C. Martin.  Mr. Martin is Chairman, Chief Investment Officer, and Managing Member of Raging Capital.  Mr. Martin and Raging Capital share voting and dispositive power over (a) 2,413,379 shares held by a limited partnership for which Raging Capital serves as general partner and (b) 170,975 shares held by two investment funds for which Raging Capital serves as investment manager (164,889 of which are shares issuable upon exercise of Legacy GLF Equity Warrants).  Mr. Martin holds sole voting and dispositive power over the remaining 703 shares reported in the table above (644 of which are shares issuable upon exercise of Legacy GLF Equity Warrants).

(3)

Based on a Schedule 13G/A filed with the SEC on February 13, 2019 by Third Avenue Management LLC, as investment adviser to several investment companies, reports sole voting and dispositive power over all reported shares.

(4)

Based on a Schedule 13G/A filed with the SEC on February 13, 2019 by American International Group, Inc., which has sole voting and dispositive power over 2,341,223 shares and shares voting and dispositive power over the remaining 28,586 shares with its wholly-owned subsidiary, SunAmerica Asset Management, LLC, as investment adviser to an investment company.

(5)

Based on a Schedule 13G/A filed with the SEC on February 14, 2019 by T. Rowe Price Associates, a registered investment advisor, which has sole voting power over 660,533 shares and sole dispositive power over all reported shares.

(6)

Based on a Schedule 13G jointly filed with the SEC on February 14, 2019 by Captain Q, LLC (“Captain Q”), Q Global Capital Management, L.P. (“QGCM”), and Renegade Swish, LLC (“RS”).  Captain Q has sole voting and dispositive power over 360,946 shares, consisting of 221,739 shares held by an entity for which it serves as sole general partner and 139,207 shares issuable upon exercise of TDW Equity Warrants.  QGCM has sole voting and dispositive power over another 1,748,701 shares that are held by an entity for which QGCM serves as sole investment manager.  RS, as sole manager of both Captain Q and QGCM and as the direct holder of the remaining 6,462 shares, may be deemed to have sole voting and dispositive power over all reported shares.

(7)	Based on a Schedule 13G filed with the SEC on February 8, 2019, by BlackRock, Inc., which has sole voting power over 1,990,023 shares and sole dispositive power over all reported shares.
(8)

Based on a Schedule 13G/A filed with the SEC on January 22, 2019, by Wells Fargo & Company (reporting ownership on a consolidated basis), which has sole voting and dispositive power over 1,790,718 shares and shared voting and dispositive power over the remaining 209,721 shares.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of February 25, 2019 by each director, each executive officer named in the 2018 Summary Compensation Table (our “named executives” or “NEOs”), and by all current directors and executive officers as a group.  Unless otherwise indicated, each person has sole voting and investment power with respect to all shares of our common stock beneficially owned by him or her.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock(1)	Restricted Stock Units(2)
Directors
Thomas R. Bates, Jr.	5,870	*	3,771
Alan J. Carr	5,870	*	3,771
Randee E. Day	5,870	*	3,771
Dick Fagerstal	5,870	*	3,771
Steven L. Newman	5,870	*	3,771
Louis A. Raspino	7,540	*	3,126
Larry T. Rigdon(3)	15,745	*	3,771
John T. Rynd(3)	--	*	106,741
Robert P. Tamburrino	--	*	3,126
Kenneth H. Traub	6,462	*	3,126
Named Executives(4)
Quintin V. Kneen	24,888(5)	*	86,768
Quinn P. Fanning	157,341(6), (7)	*	--
Jeffrey A. Gorski	45,135(7)	*	129,577
Bruce D. Lundstrom	45,827(7)	*	129,577
All directors and executive officers as a group (14 persons)	332,288(8)	*	497,261

*Less than 1.0%.

(1)

Based on 37,169,016 shares of common stock outstanding on February 25, 2019, and includes for each person and group the number of shares that person or group has the right to acquire within 60 days of February 15, 2019.

(2)

Reflects the number of restricted stock units held by each director or executive officer that will not vest within 60 days of February 15, 2019 and thus are not included in his or her beneficial ownership calculation.

(3)

Each of Messrs. Rynd and Rigdon was a named executive for fiscal 2018.  Mr. Rynd was appointed as president, chief executive officer, and a director of Tidewater effective March 5, 2018.  Mr. Rigdon, a sitting director, served as

Tidewater’s president and chief executive officer on an interim basis for a five-month period from October 15, 2017 until Mr. Rynd’s appointment.
(4)

Information regarding shares beneficially owned by Messrs. Rigdon and Rynd, each of whom was a named executive for fiscal 2018 in addition to Messrs. Kneen, Fanning, Gorski, and Lundstrom, appears immediately above under the caption “Directors.”

(5)	Includes 8,025 shares acquirable within 60 days upon exercise of Legacy GLF Equity Warrants and 16,121 time-based RSUs that will vest on April 13, 2019.
(6)	Includes 129,577 time-based RSUs that will accelerate upon Mr. Fanning’s termination date of February 28, 2019.
(7)	The total number of shares shown as beneficially owned by each of these named executive includes the following:

Named Executive	Shares Held in 401(k) Savings Plan Account	Shares Acquirable within 60 days upon Exercise of Series A Warrants	Shares Acquirable within 60 days upon Exercise of Series B Warrants
Mr. Fanning	52	1,869	2,020
Mr. Gorski	19	2,158	2,333
Mr. Lundstrom	57	2,401	2,595

(9)

Includes (a) 21,401 shares of Tidewater common stock that executive officers have the right to acquire within 60 days through the exercise of warrants, (b) 145,698 shares that are acquirable within 60 days through the vesting of

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our practice has been that any transaction or relationship involving a related person which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC will be reviewed and approved, or ratified, by our audit committee.  We had two such transactions during the last fiscal year.

Mr. Rigdon, a former executive who retired from the company in 2002, was appointed as an independent director on the Effective Date, served as our interim president and chief executive officer between October 16, 2017 and March 5, 2018, and currently serves as an independent director.  Based on his prior service, Mr. Rigdon receives fixed retirement benefits from the company (including pension plan payments, benefits under the SERP, and life insurance benefits), with a total annual value of approximately $127,670.

Mr. Tamburrino, who was appointed as a director immediately following the closing of the business combination, served as a restructuring consultant to the company for a four-month period following the Restructuring. For these services, which concluded in November 2017, Mr. Tamburrino was paid a total of $175,800.  Mr. Tamburrino provided similar consulting services to GulfMark and those services concluded prior to the closing of the business combination.

The audit committee also reviews and investigates any matters pertaining to the integrity of management and directors, including conflicts of interest, or adherence to standards of business conduct required by our policies.

Independence of Directors

Our board has affirmatively determined that 8 of our 10 directors –Messrs. Bates and Carr, Ms. Day, Messrs. Fagerstal, Newman, Raspino, Rigdon, and Traub – are currently independent.  However, Mr. Rigdon, who was appointed as an independent director immediately following the Restructuring, was not independent during his five-month tenure as our interim president and chief executive officer (October 16, 2017 – March 5, 2018).  Neither Mr. Rynd, our president and chief executive officer, nor Mr. Tamburrino, who provided consulting services to the company prior to his appointment as a director, is currently independent.

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

Communications with our Board of Directors

Stockholders and other interested parties may communicate directly with our board, the non-management directors, or any committee or individual director by writing to any one of them in care of our Secretary at 6002 Rogerdale Road, Suite 600, Houston, Texas 77072.  Our company or the director contacted will forward the communication to the appropriate director.  For more information regarding how to contact the members of our board, please visit our website at www.tdw.com/about-tidewater/corporate-governance/.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Related Disclosures for Accounting Services

The following table lists the aggregate fees and costs billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates to our company for fiscal years 2017 and 2018 and the intervening nine-month transition period ended December 31, 2017.

	Aggregate Fees Billed
	Fiscal Year Ended March 31, 2017	Transition Period Ended December 31, 2017	Fiscal Year Ended December 31, 2018
Audit Fees(1)	$ 1,292,004	$ 2,147,812	$ 1,693,162
Audit-Related Fees(2)	52,000	217,000	116,913
Tax Fees(3)	427,571	21,900	553,985
All Other Fees	--	--	--
Total	$ 1,771,575	$ 2,386,712	$ 2,364,060

(1)

Relates to services rendered in connection with auditing our company’s consolidated financial statements for each annual or transition period and reviewing our company’s quarterly financial statements.  Also includes services rendered in connection with statutory audits and financial statement audits of our subsidiaries.

(2)	Consists of financial accounting and reporting consultations and employee benefit plan audits.
(3)	Consists of United States and foreign corporate tax compliance services and consultations.

The audit committee has determined that the provision of services described above is compatible with maintaining the independence of the independent auditors.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve the scope of all audit services, audit-related services and other services permitted by law provided by our independent registered public accounting firm.  Audit services and permitted non-audit services must be pre-approved by the full audit committee, except that the chairman of the audit committee has the authority to pre-approve any specific service if the total anticipated cost of such service is not expected to exceed $25,000, and provided the full audit committee ratifies the chairman’s approval at its next regular meeting.  All fiscal 2017, transition period 2017, and fiscal 2018 non-audit services were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

A list of the consolidated financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

(2) Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Annual Report on Form 10-K which begins on page F-1. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3) Exhibits

The index below describes each exhibit filed as a part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

2.1

Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors, dated May 11, 2017 (filed with the Commission as Exhibit A to Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

2.2

Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors, dated May 11, 2017 (filed with the Commission as Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

2.3

Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater Inc. and its Affiliated Debtors, dated July 13, 2017 (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K on July 18, 2017, File No. 1-6311).

2.4

Agreement and Plan of Merger by and between Tidewater Inc. and GulfMark Offshore, Inc., dated as of July 15, 2018 (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on July 16, 2018, File No. 1-6311).

3.1	Amended and Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

3.2

Amended and Restated By-Laws of Tidewater Inc., dated November 15, 2018 (filed with the Commission as Exhibit 3.2 to the company’s registration statement on Form 8-A on November 15, 2018, File No. 1-6311).

4.1

Indenture for 8.00% Senior Secured Notes due 2022, dated July 31, 2017, by and among Tidewater Inc., each of the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.1	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

10.2

Amendment and Restatement Agreement No. 4 to the Troms Facility Agreement, dated May 11, 2017 (filed with the Commission as Exhibit C to Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

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

10.5

Equity Warrant Agreement, dated as of November 14, 2017, between GulfMark Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.1 to the company’s registration statement on Form 8-A on November 15, 2018, File No. 1-6311).

10.6

Assignment, Assumption and Amendment Agreement, dated as of and effective November 15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer  & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the company’s registration statement on Form 8-A on November 15, 2018, File No. 1-6311).

10.7

Noteholder Warrant Agreement, dated as of November 14, 2017, between GulfMark Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.1 to the company's current report on Form 8-K on November 16, 2018, File No. 1-6311).

10.8

Assignment, Assumption and Amendment Agreement – Jones Act Warrants, dated as of and effective November  15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the company’s current report on Form 8-K on November 16, 2018, File No. 1-6311).

10.9+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.10+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan, executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.11+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan, executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.12+

Amendment to the Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan, dated December 10, 2008 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.13+

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

10.15+*	Summary of Compensation Arrangements with Directors.

10.16+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on August 12, 2015, File No. 1-6311).

10.17+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.18+

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

10.20+

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

10.22+	Tidewater Inc. 2017 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.23+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (emergence grants to certain officers) (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 22, 2017, File No. 1-6311).

10.24+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-6311).

10.25+

Employment Agreement between Tidewater Inc. and Larry T. Rigdon effective as of October 16, 2017 (filed with the Commission as Exhibit 10.32 to the company’s annual report on Form 10-KT for the transition period ended December 31, 2017, File No. 1-6311).

10.26+

Form of Change of Control Agreement, entered into with certain of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 19, 2017, File No. 1-6311).

10.27+

Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to Larry T. Rigdon (filed with the Commission as Exhibit 10.36 to the company’s annual report on Form 10-KT for the transition period ended December 31, 2017, File No. 1-6311).

10.28+

Employment Agreement between Tidewater Inc. and John T. Rynd, dated February 15, 2018 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on February 23, 2018, File No. 1-6311).

10.29+	Side Letter with John T. Rynd, dated February 15, 2018 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on February 23, 2018, File No. 1-6311).

10.30+

Incentive Agreement for the Grant of Time-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to John T. Rynd, effective March 5, 2018 (filed with the Commission as Exhibit 10.7 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311).

10.31+

Incentive Agreement for the Grant of Performance-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to John T. Rynd, effective March 19, 2018 (filed with the Commission as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311).

10.32+

Officer Form of Incentive Agreement for the Grant of Time-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Inventive Plan (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311)..

10.34+

Tidewater Inc. Management Short-Term Incentive Plan for 2018 Plan Year (filed with the Commission as Exhibit 10.10 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311).

10.36+	Legacy GLF Management Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s registration statement on Form S-8 on November 15, 2018, File No. 333-228401).

10.37+*	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan (grants to non-employee directors).

10.38+*	Officer Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan.

10.39+

Amended and Restated Employment Agreement with Quintin V. Kneen, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.1 to the company's current report on Form 8-K on January 1, 2019, File No. 1-6311).

10.40+	Separation Agreement with Quinn P. Fanning, effective December 28, 2018 (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K on January 1, 2019, File No. 1-6311).

10.41+

Amended and Restated Employment Agreement with Samuel R. Rubio, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.5 to the company's current report on Form 8-K on January 1, 2019, File No. 1-6311).

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

TIDEWATER INC.
(Registrant)

By:	/s/ John T. Rynd
John T. Rynd
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2019.

/s/ John T. Rynd	/s/ Quintin V. Kneen
John T. Rynd, President, Chief Executive Officer and Director (Principal Executive Officer)	Quintin V. Kneen, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Samuel R. Rubio	/s/ Dick Fagerstal
Samuel R. Rubio, Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Dick Fagerstal, Director

/s/ Thomas R. Bates, Jr.	/s/ Alan J. Carr
Thomas R. Bates, Jr., Chairman of the Board of Directors	Alan J. Carr, Director

/s/ Randee E. Day	/s/ Larry T. Rigdon
Randee E. Day, Director	Larry T. Rigdon, Director

/s/ Steven L. Newman	/s/ Louis Raspino
Steven L. Newman, Director	Louis Raspino, Director

/s/ Robert P. Tamburrino	/s/ Kenneth Traub
Robert P. Tamburrino, Director	Kenneth Traub, Director

TIDEWATER INC.

Report on Form 10-K

Items 8, 15(a), and 15(c)

Index to Financial Statements and Schedule

Financial Statements	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	F-3
Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	F-4
Consolidated Balance Sheets, December 31, 2018 and December 31, 2017	F-5

Consolidated Statements of Operations, twelve month period ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and twelve month period ended March 31, 2017

F-6

Consolidated Statements of Comprehensive Loss, twelve month period ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and twelve month period ended March 31, 2017

F-7

Consolidated Statements of Equity, twelve month period ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and twelve month period ended March 31, 2017

F-8

Consolidated Statements of Cash Flows, twelve month period ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and twelve month period ended March 31, 2017

F-9
Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule

II. Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts	F-66

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

On November 15, 2018, we completed a business combination with Gorgon NewCo LLC. See Note 2 – Business Combinations of our consolidated financial statements for additional information. Gorgon NewCo LLC’s financial statements constitute 16% and 22% of net and total assets, respectively, 3% of revenues, and 20% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2018. As permitted by the Securities and Exchange Commission, management has elected to exclude Gorgon NewCo LLC from its assessment of internal control over financial reporting as of December 31, 2018.

Deloitte & Touche LLP, our registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and includes an emphasis-of-matter paragraph referring to fresh-start reporting.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at  Gorgon NewCo, LLC, which was acquired on November 15, 2018 and whose financial statements constitute 16% and 22% of net and total assets, respectively, 3% of revenues, and 20% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Gorgon NewCo, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017 (Successor Company balance sheets), the related consolidated statements of earnings (loss), comprehensive loss, equity, and cash flows, for the year ended December 31, 2018 and for the period from August 1, 2017 through December 31, 2017 (Successor Company operations), and for the period from April 1, 2017 through July 31, 2017, and for the year ended March 31, 2017 (Predecessor Company operations) and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from August 1, 2017 through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from April 1, 2017 through July 31, 2017, and for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Fresh-Start Reporting

As discussed in Note 4 to the financial statements, on July 17, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on July 31, 2017. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 5 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

We have served as the Company’s auditor since 2004.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	Successor
	December 31,	December 31,
ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$371,791	432,035
Restricted cash	25,953	21,300
Trade and other receivables, less allowance for doubtful accounts of $2,700 and $1,800 as of December 31, 2018 and December 31, 2017, respectively	111,266	114,184
Due from affiliate	132,951	230,315
Marine operating supplies	29,505	28,220
Other current assets	11,836	19,130
Total current assets	683,302	845,184
Investments in, at equity, and advances to unconsolidated companies	1,039	29,216
Net properties and equipment	1,089,857	850,935
Deferred drydocking and survey costs	22,215	3,208
Other assets	31,326	31,052
Total assets	$1,827,739	1,759,595

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,939	38,497
Accrued expenses	61,784	54,806
Due to affiliate	34,972	99,448
Accrued property and liability losses	2,726	2,585
Current portion of long-term debt	8,568	5,103
Other current liabilities	18,366	19,693
Total current liabilities	158,355	220,132
Long-term debt	430,436	443,057
Accrued property and liability losses	4,123	2,471
Other liabilities and deferred credits	89,902	71,991

Commitments and contingencies (Note 15)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 36,978,280 and 22,115,916 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	37	22
Additional paid-in capital	1,352,388	1,059,120
Accumulated deficit	(210,783)	(39,266)
Accumulated other comprehensive income (loss)	2,194	(147)
Total stockholders’ equity	1,143,836	1,019,729
Noncontrolling interests	1,087	2,215
Total equity	1,144,923	1,021,944
Total liabilities and equity	$1,827,739	1,759,595

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Revenues:
Vessel revenues	$397,206	171,884	146,597	583,816
Other operating revenues	9,314	6,869	4,772	17,795
	406,520	178,753	151,369	601,611
Costs and expenses:
Vessel operating costs	269,580	120,502	116,438	359,171
Costs of other operating revenues	5,530	3,792	2,348	12,729
General and administrative	110,023	46,619	41,832	145,879
Vessel operating leases	—	1,215	6,165	33,766
Depreciation and amortization	58,293	20,337	47,447	167,291
Gain on asset dispositions, net	(10,624)	(6,616)	(3,561)	(24,099)
Impairment of due from affiliate	20,083	—	—	—
Long-lived asset impairments	61,132	16,777	184,748	484,727
	514,017	202,626	395,417	1,179,464
Operating loss	(107,497)	(23,873)	(244,048)	(577,853)
Other income (expense):
Foreign exchange gain (loss)	106	(407)	(3,181)	(1,638)
Equity in net earnings (losses) of unconsolidated companies	(18,864)	2,130	4,786	5,710
Interest income and other, net	11,294	2,771	2,384	5,193
Reorganization items	—	(4,299)	(1,396,905)	—
Loss on early extinguishment of debt	(8,119)	—	—	—
Interest and other debt costs, net	(30,439)	(13,009)	(11,179)	(75,026)
	(46,022)	(12,814)	(1,404,095)	(65,761)
Loss before income taxes	(153,519)	(36,687)	(1,648,143)	(643,614)
Income tax (benefit) expense	18,252	2,039	(1,234)	6,397
Net loss	$(171,771)	(38,726)	(1,646,909)	(650,011)
Less: Net income (losses) attributable to noncontrolling interests	(254)	540	—	10,107
Net loss attributable to Tidewater Inc.	$(171,517)	(39,266)	(1,646,909)	(660,118)
Basic loss per common share	(6.45)	(1.82)	(34.95)	(14.02)
Diluted loss per common share	(6.45)	(1.82)	(34.95)	(14.02)
Weighted average common shares outstanding	26,589,883	21,539,143	47,121,330	47,071,066
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	26,589,883	21,539,143	47,121,330	47,071,066

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Net loss	$(171,771)	(38,726)	(1,646,909)	(650,011)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0, $0 and $61, respectively	(256)	256	163	113
Change in loss on derivative contract, net of tax of $0, $0, $0 and $823, respectively	—	—	—	1,530
Change in supplemental executive retirement plan pension liability, net of tax of $0, $0, $0 and ($927), respectively	2,214	(1,582)	(536)	(1,721)
Change in pension plan minimum liability, net of tax of $0, $0, $0 and $215, respectively	1,919	(357)	(594)	399
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and ($2,046), respectively	(1,536)	1,536	(1,468)	(3,799)
Total comprehensive loss	$(169,430)	(38,873)	(1,649,344)	(653,489)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non controlling interest	Total
Balance at April 1, 2016 (Predecessor)	$4,707	166,604	2,121,660	(6,866)	6,034	2,292,139
Total comprehensive loss	—	—	(660,118)	(3,478)	10,107	(653,489)
Stock option activity	—	1,146	—	—	—	1,146
Amortization/cancellation of restricted stock units	5	(2,529)	372	—	—	(2,152)
Balance at March 31, 2017 (Predecessor)	$4,712	165,221	1,461,914	(10,344)	16,141	1,637,644
Total comprehensive loss	—	—	(1,646,909)	(2,435)	—	(1,649,344)
Stock option expense	—	390	—	—	—	390
Cancellation/forfeiture of restricted stock units	—	1,254	—	—	—	1,254
Amortization of restricted stock units	—	2	—	—	—	2
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at July 31, 2017 (Predecessor)	$4,712	166,867	(184,995)	(12,779)	14,941	(11,254)
Cancellation of Predecessor equity	(4,712)	(166,867)	184,995	12,779	(13,266)	12,929
Balance at July 31, 2017 (Predecessor)	$—	—	—	—	1,675	1,675

Issuance of Successor common stock and warrants	$18	1,055,391	—	—	—	1,055,409

Balance at August 1, 2017 (Successor)	$18	1,055,391	—	—	1,675	1,057,084
Total comprehensive loss	—	—	(39,266)	(147)	540	(38,873)
Issuance of common stock	4	(2)	—	—	—	2
Amortization/cancellation of restricted stock units	—	3,731	—	—	—	3,731
Balance at December 31, 2017 (Successor)	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(171,517)	2,341	(254)	(169,430)
Issuance of common stock from exercise of warrants	6	(3)	—	—	—	3
Issuance of common stock for GulfMark business combination	9	285,483	—	—	—	285,492
Amortization of restricted stock units	—	8,914	—	—	—	8,914
Cash paid to noncontrolling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at December 31, 2018 (Successor)	$37	1,352,388	(210,783)	2,194	1,087	1,144,923

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Operating activities:
Net loss	$(171,771)	(38,726)	(1,646,909)	(650,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items (non-cash)	—	—	1,368,882	—
Depreciation and amortization	51,332	20,131	47,447	167,291
Amortization of deferred drydocking and survey costs	6,961	206	—	—
Amortization of debt premiums and discounts	(1,856)	(715)	—	—
Provision for deferred income taxes	572	—	(5,543)	(2,200)
Gain on asset dispositions, net	(10,624)	(6,616)	(3,561)	(24,099)
Impairment of due from affiliate	20,083	—	—	—
Long-lived asset impairments	61,132	16,777	184,748	484,727
Loss on debt extinguishment	8,119	—	—	—
Changes in investments in, at equity, and advances to unconsolidated companies	28,177	(4,531)	(4,252)	(7,613)
Compensation expense – stock based	13,406	3,731	1,707	3,278
Excess tax liability on stock options exercised	—	—	—	4,927
Changes in operating assets and liabilities, net:
Trade and other receivables	9,088	2,312	6,286	104,829
Changes in due to/from affiliate, net	28,644	(2,373)	1,301	20,829
Marine operating supplies	(1,955)	1,229	88	2,285
Other current assets	10,893	10,305	(1,840)	(12,523)
Accounts payable	(15,174)	(1,259)	8,157	(17,531)
Accrued expenses	(13,489)	(24,896)	17,245	(18,687)
Accrued property and liability losses	141	(176)	(822)	262
Other current liabilities	1,332	(4,026)	(2,337)	(26,658)
Other liabilities and deferred credits	(2,023)	(1,089)	2,884	(2,657)
Deferred drydocking and survey costs	(25,968)	(3,414)	—	—
Other, net	6,921	(2,416)	4,932	3,372
Net cash provided by (used in) operating activities	3,941	(35,546)	(21,587)	29,821
Cash flows from investing activities:
Proceeds from sales of assets	46,115	32,742	2,172	14,797
Additions to properties and equipment	(21,391)	(9,834)	(2,265)	(25,499)
Payments related to novated construction contract	—	—	5,272	—
Refunds from cancelled vessel construction contracts	—	—	—	25,565
Cash and cash equivalents from stock based merger	43,806	—	—	—
Net cash provided by investing activities	68,530	22,908	5,179	14,863
Cash flows from financing activities:
Principal payments on long-term debt	(105,169)	(1,176)	(5,124)	(10,069)
Cash payments to General Unsecured Creditors	(8,377)	(93,719)	(122,806)	—
Loss on debt extinguishment	(8,119)	—	—	—
Cash received for issuance of common stock	3	2	—	—
Tax on share-based award	(4,400)	—	—	—
Other	(2,000)	—	(1,200)	(6,649)
Net cash used in financing activities	(128,062)	(94,893)	(129,130)	(16,718)
Net change in cash, cash equivalents and restricted cash	(55,591)	(107,531)	(145,538)	27,966
Cash, cash equivalents and restricted cash at beginning of period	453,335	560,866	706,404	678,438
Cash, cash equivalents and restricted cash at end of period	397,744	453,335	560,866	706,404

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$32,326	8,223	1,577	70,687
Income taxes	$16,828	4,654	4,740	26,916
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$—	—	—	5,047
Merger with GulfMark	$285,492	—	—	—
Supplemental disclosure of noncash financing activities:
Common stock issued for GulfMark merger	$285,492	—	—	—

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of offshore marine service vessels. Our revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet (utilization) and the price we are able to charge for these services (day-rate). The level of our business activity is driven by the amount of installed offshore oil and gas production facilities, the level of offshore drilling and exploration activity, and the general level of offshore construction projects such as pipeline and windfarm construction. Our customers’ offshore activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on the respective levels of supply and demand for crude oil and natural gas and the future outlook for such levels.

Unless otherwise required by the context, the terms “we”, “us”, “our” and “company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

Principles of Consolidation

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Change to Fiscal Year End

In 2017 the Board of Directors approved changing our fiscal year to end on December 31. These financial statements include the period from April 1, 2017 to December 31, 2017, which is the period between the close of our then immediately prior fiscal year and the opening date of our newly selected fiscal year.

Fresh Start Accounting

Upon emergence from Chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification No. 852, "Reorganizations" (ASC 852), which resulted in our becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, our consolidated financial statements subsequent to July 31, 2017 are not comparable to our consolidated financial statements on and prior to July 31, 2017. Refer to Note (4), "Fresh-start Accounting," for further details on the impact of fresh-start accounting on our consolidated financial statements.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to our financial position and results of operations of through July 31, 2017.

Business Combination

On November 15, 2018 (the “Merger Date”) we completed our business combination with GulfMark Offshore, Inc.   Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting.  The estimated fair values of certain assets and liabilities require judgments and assumptions. Adjustments might be made to these estimates during the measurement period subsequent to the Merger Date.  These adjustments could be material.  Refer to Note (2), “Business Combination” for further details on the impact of this business combination on our consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for doubtful accounts, useful lives of property and equipment, income tax provisions, impairments, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

We consider cash as restricted when there are contractual agreements that govern the use or withdrawal of the funds.

Marine Operating Supplies

Marine operating supplies, which consist primarily of operating parts and supplies for our vessels as well as fuel, are stated at the lower of weighted-average cost or net realizable value.

Properties and Equipment

Depreciation and Amortization

Properties and equipment were stated at their fair market values upon emergence from Chapter 11 bankruptcy in accordance with fresh-start accounting. Upon emergence from Chapter 11 bankruptcy, the Successor Company, to better reflect the current offshore supply vessel market, updated the estimated useful lives for and the assumed salvage values for certain vessels. Depreciation is computed primarily on the straight-line basis beginning with the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 - 20 years for marine equipment (from date of construction) and 3 - 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of earnings.

Maintenance and Repairs

The majority of our vessels require certification inspections twice in every five year period. Concurrent with emergence from Chapter 11 bankruptcy, the Successor Company adopted a new policy for the recognition of the costs of planned major maintenance activities incurred to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These costs include drydocking and survey costs necessary to maintain certifications. These certification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the certification of vessels are deferred and amortized over 30 months on a straight-line basis. The Predecessor policy was to expense vessel certification costs in the period incurred.

Maintenance costs incurred at the time of the recertification drydocking that are not related to the certification of the vessel are expensed as incurred.

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

Net Properties and Equipment

The following are summaries of net properties and equipment:

	Successor
	December 31,		December 31,
(In thousands)	2018		2017
Properties and equipment:
Vessels and related equipment		$1,144,028		$863,683
Other properties and equipment		7,455		5,710
		1,151,483		869,393
Less accumulated depreciation and amortization		61,626		18,458
Net properties and equipment		$1,089,857		$850,935

	Successor
	December 31,		December 31,
	2018		2017
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	165	$914,044	138	$646,393
Stacked vessels	92	169,037	89	189,710
Marine equipment and other assets under construction		795		9,501
Other property and equipment		5,981		5,331
Totals	257	$1,089,857	227	$850,935

We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in our utilization statistics. Stacked vessels at December 31, 2018 and 2017 had an average age of 9.8 and 11.0 years, respectively.

All vessels are classified in the consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria.

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

We estimate cash flows based upon historical data adjusted for our best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, we estimate the fair value of each asset group and compare such estimated fair value, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to the carrying value of each asset group in order to determine if impairment exists. We derive the fair value of the asset group by estimating the fair value of each vessel in the group, considering items such as age, vessel class supply and demand, and recent sales of similar vessels among other factors and for vessels with more significant carrying values we may obtain third-party appraisals for use by management in determining a vessel’s fair value.  If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates, and average daily operating expenses. These estimates are made based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates change considerably as market conditions change. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Our estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future.

In addition to the periodic review of our active long-lived assets for impairment when circumstances warrant, we also review our stacked vessels not expected to return to active service for impairment whenever changes in circumstances indicate that the carrying amount of a stacked vessel may not be recoverable. We estimate the fair value of each vessel not expected to return to active service, considered Level 3, as defined by ASC 820, by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service and actual recent sales of similar vessels. For vessels with more significant carrying values, we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers for use in our determination of fair value. We record an impairment charge when the carrying value of a stacked vessel not expected to return to active service exceeds its estimated fair value. Refer to Note (20) for a discussion on asset impairments.

Accrued Property and Liability Losses

Effective July 1, 2018, we ceased self-insuring claims through our insurance subsidiary, which no longer insures our vessels and crews. Insurance coverage is now provided by third party insurers. Until June 30, 2018, our insurance subsidiary established case-based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to our vessel operations and are included as a component of vessel operating costs in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

The following table discloses the total amount of current and long-term liabilities related to accrued property and liability losses not subject to reinsurance recoverability, but considered payable:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Accrued property and liability losses	$6,849	5,056

Pension and Other Postretirement Benefits

We follow the provisions of ASC 715, Compensation – Retirement Benefits, and uses a December 31 measurement date for determining net periodic benefit costs, benefit obligations and the fair value of plan assets. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions including the discount rates used to measure future obligations and expenses, the rate of compensation increases, retirement ages, mortality rates, expected long-term return on plan assets, health care cost trends, and other assumptions, all of which have a significant impact on the amounts reported.

Our pension cost consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and actuarial gains and losses. We consider a number of factors in developing pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at December 31, 2018 using use the equivalent single discount rate based on the results of the bond matching of the Plan’s expected plan benefit cash flows. For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because we consider those earnings to be permanently invested abroad.

Revenue Recognition

Our primary source of revenue is derived from time charter contracts of our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. The base rate of hire for a time charter contract is generally a fixed rate, provided, however, that some longer term contracts at times include escalation clauses to recover specific additional costs. There are no material differences in the cost structure of our contracts because operating costs are generally the same without regard to the length of a contract.

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

Foreign Currency Translation

The U.S. dollar is the functional currency for all of our existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses from the revaluation of our foreign currency denominated monetary assets and liabilities are included in the consolidated statements of earnings.

Earnings Per Share

We report both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is computed based on the weighted average number of shares of common stock outstanding and shares issuable upon the exercise of Creditor Warrants held by U.S. citizens. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of our share-based compensation and incentive plans. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade and other receivables from a variety of domestic, international and national energy companies, including reinsurance companies for recoverable insurance losses. We manage our exposure to risk by performing ongoing credit evaluations of our customers’ financial condition and may at times require prepayments or other forms of collateral. We maintain an allowance for doubtful accounts for potential losses based on expected collectability and do not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on our financial position, results of operations, or cash flows.

Stock-Based Compensation

Stock-based compensation transactions are accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Comprehensive Loss

We report total comprehensive loss and its components. Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and any minimum pension liability for our U.S. and Norwegian Defined Benefits Pension Plan.

Derivative Instruments and Hedging Activities

We periodically utilize derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions generally include forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce our exposure to foreign currency exchange risk and interest rate risk.

We record derivative financial instruments in our consolidated balance sheets at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. We formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

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

Fair Value Measurements

We follow the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. Fair value is calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Recently Adopted Accounting Pronouncements

From time to time new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In March 2017, the FASB issued ASU 2017-7, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Costs. This new guidance amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. We adopted this new guidance in January 2018. The adoption of this guidance required a retrospective approach and did not have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. We adopted this new guidance in January 2018. The adoption of this guidance required a modified retrospective approach and did not have a material effect on our consolidated financial statements.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted this new guidance in January 1, 2018. The adoption of this guidance was applied prospectively and did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five-step recognition framework that required entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. We adopted this new revenue standard in January 2018 using the modified retrospective approach. We have determined that mobilization revenue (fees paid by a customer for the relocation of a vessel prior to the start of a charter contract) should be recorded as a liability and be recognized on a straight-line basis over the life of the vessel’s charter. The adoption of this standard on January 1, 2018, did not result in an adjustment to the beginning accumulated deficit. The necessary changes to the company’s business processes, systems and controls to support recognition and disclosure of this ASU have been implemented.  Refer to Note (3) for additional information regarding revenue recognition.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. Under this lease standard, we believe that our charter hire contracts contain a lease component.  Additionally, for transactions in which we are considered a lessee, we will recognize lease assets and lease liabilities on the balance sheet for our portfolio of leases upon adoption.  In July 2018 the FASB issued ASU 2018-11 to provide certain practical expedients, which (i) provide a new transition method to apply the new lease requirements at the beginning of the period of adoption using a cumulative effect adjustment, (ii) allow lessors to not separate lease and non-lease components, and (iii) allow us to account for the combined component as a single performance obligation entirely in accordance with Topic 606 if the non-lease component is the predominant element of the combined component. We adopted this new guidance in January 2019 and will use the cumulative effect adjustment approach for adoption and are continuing to evaluate the impact of adopting this guidance on our consolidated financial statements. We will qualify for the above-mentioned practical expedients for our revenue generating activities and will continue to recognize revenue in accordance with Topic 606 in 2019 and beyond. Additionally, we expect to recognize lease assets and lease liabilities ranging between $4.5 million to $6 million on our 2019 balance sheet.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and certain other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. This update is effective for annual and interim periods beginning after January 1, 2020. We are currently evaluating the effect the standard may have on our consolidated financial statements and related disclosures.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: - Changes to The Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after January 1, 2020, with early adoption permitted. We are currently evaluating the effect the standard may have on our consolidated financial statement disclosures.

In August 2018 the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. This ASU removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain other disclosures, and adds disclosure requirements identified as relevant.  The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted.  We are currently evaluating the effect the standard may have on our consolidated financial statement disclosures.

(2)BUSINESS COMBINATION

On November 15, 2018 (the “Merger Date”), we completed our business combination with GulfMark Offshore, Inc. (“GulfMark”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated July 15, 2018 (the “business combination”). The business combination was effected through a two-step reverse merger, pursuant to which (i) Gorgon Acquisition Corp., a Delaware corporation and wholly-owned subsidiary, merged with and into GulfMark, with GulfMark continuing as the surviving corporation and a wholly-owned subsidiary (the “First Merger”) and then, immediately afterwards, (ii) GulfMark merged with and into Gorgon NewCo, LLC, a Delaware limited liability company and wholly-owned subsidiary (“Gorgon”), with Gorgon continuing as the surviving entity and a direct, wholly-owned subsidiary. GulfMark’s results are included in our consolidated results beginning on the Merger Date.

Revenues of GulfMark from the Merger Date included in our consolidated statements of operations were $12.7 million for the year ended December 31, 2018. The net loss of GulfMark from the Merger Date was $30.6 million for the year ended December 31, 2018.

Purchase Consideration

Upon completion of the business combination, GulfMark shareholders received 1.10 (the “Exchange Ratio”) shares of Tidewater common stock in exchange for each share of GulfMark owned.  Outstanding GulfMark Creditor Warrants (“GLF Creditor Warrants”) and GulfMark Equity Warrants (“GLF Equity Warrants”) were assumed from GulfMark with each warrant becoming exercisable for 1.10 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. All outstanding GulfMark restricted stock units (awards granted to GulfMark directors and management prior to the merger) were converted into substantially similar awards to acquire Tidewater common stock with the number of restricted stock units being adjusted by the Exchange Ratio. The fair value of the Tidewater common stock and warrants issued as part of the consideration paid for GulfMark was determined based on the closing price of Tidewater’s common stock on the New York Stock Exchange on November 14, 2018.

Upon consummation of the business combination, we utilized cash from GulfMark and cash on hand to repay the $100 million outstanding balance of GulfMark’s term loan facility. This business combination transaction resulted in a total purchase consideration of $385.5 million.

Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting.  We have not finalized the fair values of the assets acquired and liabilities assumed.  The fair value estimates below are subject to adjustment during the measurement period subsequent to the Merger Date. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgments and assumptions. Adjustments might be made to these estimates during the measurement period and those adjustments could be material.

Upon consummation of the business combination, the $100.0 million GulfMark term loan was repaid, with $28.0 of the payment coming from GulfMark and $72.0 million of the payment from Tidewater. The provisional amounts for assets acquired and liabilities assumed are based on preliminary estimates of their fair values as of the Merger Date and were as follows:

Estimated Fair
(In thousands)	Value
Assets:
Current assets	$77,942
Property and equipment	360,701
Other assets	779
Liabilities:
Current liabilities	33,881
Long term debt	100,000
Other liabilities	20,049
Net assets acquired	$285,492

Business Combination Related Costs

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional fees totaling $9.0 million for the year ended December 31, 2018. These costs are included in general and administrative expense in our consolidated statement of operations.

Property and Equipment

Property and equipment acquired in the business combination consisted primarily of 65 offshore support vessels.  We recorded property and equipment acquired at its estimated fair value of approximately $361 million.  The fair values of the offshore support vessels were estimated by applying an income approach, using projected discounted cash flows or a market approach.  We estimate the remaining useful lives for the GulfMark fleet, which ranged from 1 to 18 years based on an original estimated useful life of 20 years.

Deferred Taxes

The business combination was executed through the acquisition of GulfMark’s outstanding common stock and therefore the historical tax bases of the acquired assets and assumed liabilities, net operating losses and other tax attributes of GulfMark were assumed at the Merger Date.  However, adjustments to the deferred tax assets and liabilities for the tax effects of the difference between the acquisition date fair values and the tax bases of assets acquired and liabilities assumed were nearly completely offset by valuation allowances which resulted in only a minor change to the net deferred tax accounts of GulfMark.

Pro Forma Impact of the Merger

The following unaudited supplemental pro forma results present consolidated information as if the business combination was completed on August 1, 2017. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) a reduction in interest expense resulting from the extinguishment of the GulfMark Term Loan Facility.   The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

	Successor
		Period from
	Twelve Months	August 1, 2017
(Unaudited)	Ended	through
(in millions, except per share amounts)	December 31, 2018	December 31, 2017
Revenues	$500,118	223,254
Net loss	(196,057)	(13,088)
Basic loss per common share	(5.66)	(0.44)
Diluted loss per common share	(5.66)	(0.44)

(3)REVENUE RECOGNITION

Our primary source of revenue is derived from charter contracts for which we provide a vessel and crew on a rate per day of service basis. Services provided under respective charter contracts represent a single performance obligation satisfied over time and are comprised of a series of time increments; therefore, vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the cost structure of our contracts because operating costs are generally the same without regard to the length of a contract. Customers are typically billed on a monthly basis for dayrate services and payment terms are generally 30 to 45 days.

Occasionally, customers pay additional lump-sum fees to us in order to either mobilize a vessel to a new location prior to the start of a charter contract or demobilize the vessel at the end of a charter contract. Mobilizations are not a separate performance obligation; thus, we have determined that mobilization fees are a component of the vessel’s charter contract.  As such, we defer lump-sum mobilization fees as a liability and recognizes such fees as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter. Lump-sum demobilization revenue expected to be received upon contract termination is deferred as an asset and recognized ratably as revenue only in circumstances where the receipt of the demobilization fee at the end of the contract is estimable and there is a high degree of certainty that collection will occur. Costs associated with mobilizations and demobilizations are recognized in vessel operating expense.

Customers also occasionally reimburse us for modifications to vessels in order to meet contractual requirements. These vessel modifications are not considered to be a separate performance obligation of the vessel’s charter; thus, we record a liability for lump-sum payments made by customers for vessel modification and recognizes it as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter.

Total revenue is determined for each individual contract by estimating both fixed (mobilization, demobilization and vessels modifications) and variable (dayrate services) consideration expected to be earned over the contract term. We have applied the optional exemption under the revenue standard and has not disclosed the estimated transaction price related to the variable portion of the unsatisfied performance obligation at December 31, 2017.

Prior to the adoption of ASU 2014-09, we recognized mobilization fees as revenue in the period earned and customer reimbursed vessel modifications were not reflected in earnings.

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

Refer to Note (18) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. At December 31, 2018, we had $1.6 million of deferred mobilization costs included within other current assets and did not have any contract liabilities/deferred revenue.

(4)CHAPTER 11 PROCEEDINGS AND EMERGENCE

On July 31, 2017, we and certain of our subsidiaries that had been named as additional debtors in the Chapter 11 proceedings emerged from bankruptcy after successfully completing our reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). The Plan was confirmed on July 17, 2017 by the Bankruptcy Court.

During the bankruptcy proceedings from May 17, 2017 (the “Petition Date”) to July 31, 2017, the date of our emergence from Chapter 11 bankruptcy (the “Effective Date”), the Debtors operated as "debtors-in-possession" in accordance with applicable provisions of the Bankruptcy Code. We operated in the ordinary course of business pursuant to motions filed by the Debtors and granted by the Bankruptcy Court.

Upon our emergence from bankruptcy:

•

The lenders under our Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of senior notes, and the lessors from whom we leased 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350 million (the “Secured Notes”).

•

Our existing shares of common stock were cancelled. Our existing common stockholders received their pro rata share of common stock representing 5% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an exercise price of $57.06 per share, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an exercise price of $62.28 per share. The Series A Warrants are exercisable for 2.4 million shares of common stock while the Series B Warrants are exercisable for 2.6 million shares of common stock. The Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of our business and are subject to the restrictions in our’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. If, during the six-month period immediately preceding the Series A and Series B Warrants’ termination date, a non-U.S. Citizen is precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor Warrants, with one such warrant being issued for each share of common stock into which Series A or Series B Warrants were otherwise convertible.

•

To assure the continuing ability of certain vessels owned by our subsidiaries to engage in U.S. coastwise trade, the number of shares of our common stock that was otherwise issuable to the allowed General Unsecured Creditors was adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The Plan required that, at the time we emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of our business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the Warrant Agreement between us and the warrant agent regarding the New Creditor Warrants designed to assure our continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. We have established, under our charter and through Depository Trust Corporation (DTC), appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, were paid in full in the ordinary course of business (except as otherwise agreed among the parties).

As of July 31, 2017, the Effective Date, we and the Sale Leaseback Parties had not reached agreement with respect to the amount of the Sale Leaseback Claims, and a portion of the emergence consideration (including cash, New Creditor Warrants and Secured Notes, and based on up to $260.2 million of possible additional Sale Leaseback Claims) was set aside to allow for the settlement and payout of the Sale Leaseback Parties’ claims as they were settled. We successfully reached agreement with the Sale Leaseback Parties between August and November 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled. The remaining emergence consideration withheld was distributed pro-rata to holders of allowed General Unsecured Claims, including the remaining Sale Leaseback Parties, in December 2017 and January 2018.

(5)FRESH-START ACCOUNTING

Upon our emergence from Chapter 11 bankruptcy, we qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) holders of existing shares of the Predecessor immediately before the Effective Date received less than 50 percent of the voting shares of the Successor entity and (ii) the reorganization value of the Successor was less than its post-petition liabilities and estimated allowed claims immediately before the Effective Date.

Refer to Note (4), "Chapter 11 Proceedings and Emergence," for the terms of the Plan. Fresh-start accounting requires us to present our assets, liabilities, and equity as if we were a new entity upon emergence from bankruptcy. The new entity is referred to as "Successor”. The implementation of the Plan and the application of fresh-start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes.  As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the financial statements after July 31, 2017 are not comparable with the financial statements prior to July 31, 2017. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

As part of fresh-start accounting, we were required to determine the Reorganization Value of the Successor upon emergence from the Chapter 11 proceedings. Reorganization Value approximates the fair value of the entity, before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The fair values of the Successor’s assets were determined with the assistance of a third party valuation expert. The Reorganization Value was allocated to our individual assets and liabilities based on their estimated fair values.

Enterprise value, which is the basis for deriving Reorganization Value, represents the estimated fair value of an entity’s capital structure, which generally consists of long term debt and shareholders’ equity. The Successor’s enterprise value was $1.050 billion, which is the mid-point of the range included in the disclosure statement of the Plan of $850 million to $1.250 billion. This enterprise value was the basis for deriving equity value of $1.055 billion, which is within the range of $743 million to $1.143 billion also included in the disclosure statement of the Plan. Fair values are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock subsequent to our emergence from bankruptcy may differ materially from the equity valuation derived for accounting purposes.

For purposes of estimating the fair value of our vessels we used a combination of the discounted cash flow method (income approach) using a weighted average cost of capital of 12%, the guideline public company method (market approach) and vessel specific liquidation value analyses.  In estimating the fair value of the other property and equipment, we used a combination of asset, income, and market-based approaches.

See further discussion below in the "Fresh-start accounting adjustments" for the specific assumptions used in the valuation of our various other assets and liabilities.

Although we believe the assumptions and estimates used to develop Enterprise Value and Reorganization Value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment.

The following table reconciles our Enterprise Value to the estimated fair value of the Successor’s common stock as of July 31, 2017:

(In thousands)	July 31, 2017
Enterprise Value	$1,050,000
Add: Cash and cash equivalents	560,866
Less: Amounts due to General Unsecured Creditors	(102,193)
Less: Fair value of debt	(451,589)
Less: Fair value of New Creditor, Series A and B warrants	(299,045)
Less: Fair value of noncontrolling interests	(1,675)
Fair Value of Successor common stock	$756,364

The following table reconciles our Enterprise Value to our Reorganization Value as of July 31, 2017:

July 31, 2017
Enterprise Value	$1,050,000
Add: Cash and cash equivalents	560,866
Less: Amounts payable to General Unsecured Creditors	(102,193)
Add: Other working capital liabilities	439,377
Reorganization value of Successor assets	$1,948,050

Consolidated Balance Sheet

The following presents the effects on our consolidated balance sheet due to the reorganization and fresh-start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including our assumptions and methods used to determine fair value for our assets and liabilities.

(In thousands)	As of July 31, 2017
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$683,673	(122,807)	(1)	-		560,866
Trade and other receivables, net	116,976	-		(480)	(10)	116,496
Due from affiliate	252,393	-		-		252,393
Marine operating supplies	30,495	-		1,594	(11)	32,089
Other current assets	33,243	(12,438)	(2)	(278)	(12)	20,527
Total current assets	1,116,780	(135,245)		836		982,371
Investments in, at equity, and advances to unconsolidated companies	49,367	-		(24,683)	(13)	24,684
Net properties and equipment	2,625,848	-		(1,731,257)	(14)	894,591
Other assets	92,674	-		(46,270)	(15)	46,404
Total assets	$3,884,669	(135,245)		(1,801,374)		1,948,050

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$39,757	-		-		39,757
Accrued expenses	71,824	-		(160)	(16)	71,664
Due to affiliate	123,899	-		-		123,899
Accrued property and liability losses	2,761	-		-		2,761
Current portion of long-term debt	10,409	(5,204)	(3)	-		5,205
Other current liabilities	20,483	102,193	(4)	(963)	(17)	121,713
Total current liabilities	269,133	96,989		(1,123)		364,999
Long-term debt	80,233	355,204	(5)	10,946	(18)	446,383
Deferred income taxes	-	-		-		-
Accrued property and liability losses	2,789	-		-		2,789
Other liabilities and deferred credits	80,902	-		(4,107)	(17)	76,795
Liabilities subject to compromise	2,326,122	(2,326,122)	(6)	-		-
Total liabilities	2,759,179	(1,873,929)		5,716		890,966

Commitments and Contingencies

Equity:						-
Common stock (Predecessor)	4,712	(4,712)	(7)	-		-
Additional paid-in capital (Predecessor)	166,867	(166,867)	(7)	-		-
Common stock (Successor)	-	18	(8)	-		18
Additional paid-in capital (Successor)	-	1,055,391	(8)	-		1,055,391
Retained earnings	951,749	854,854	(9)	(1,806,603)	(19)	-
Accumulated other comprehensive loss	(12,779)	-		12,779	(20)	-
Total stockholders' equity	1,110,549	1,738,684		(1,793,824)		1,055,409
Noncontrolling interests	14,941	-		(13,266)	(21)	1,675
Total equity	1,125,490	1,738,684		(1,807,090)		1,057,084
Total liabilities and equity	$3,884,669	(135,245)		(1,801,374)		1,948,050

Reorganization Adjustments

(1)	The table below reconciles cash payments and amounts payable as of July 31, 2017 to the terms of the Plan as previously described.

(In thousands)
Payment made to holders of General Unsecured Claims upon emergence	$122,807
Amounts payable to holders of General Unsecured Claims at July 31, 2017	102,193
Total payments pursuant to the Plan	$225,000

Based on the terms contemplated in the Plan, we would have had $458.7 million of cash upon emergence subsequent to the full payment of the $225 million.

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

(5)

Reflects the issuance of the $350 million Secured Notes to the General Unsecured Creditors as provided for in the Plan and the reclassification from current to long-term of $5.2 million of Troms Offshore debt (see (3) above).

(6)	Gain on settlement of liabilities subject to compromise is as follows:

(In thousands)
Revolving Credit Facility	$(600,000)
Term Loan Facility	(300,000)
September 2013 senior unsecured notes	(500,000)
August 2011 senior unsecured notes	(165,000)
September 2010 senior unsecured notes	(382,500)
Accrued interest payable	(23,736)
Make-whole provision - Senior notes	(94,726)
Lessor claims - sale leaseback agreements	(260,160)
Total liabilities subject to compromise	$(2,326,122)
Fair value of equity and warrants issued to General Unsecured Creditors	983,482
Issuance of 8% Secured Notes	350,000
Cash payment to General Unsecured Creditors	122,807
Amounts payable to General Unsecured Creditors	102,193
Gain on settlement of Liabilities subject to compromise	$(767,640)

(7)	Reflects the cancellation of Predecessor's equity to retained earnings.

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

The table below reflects the components of Additional paid-in capital (Successor) upon emergence:

(In thousands)
Additional paid-in capital attributable to common shares	$756,346
Series A Warrants (2,432,432 Warrants at $1.88 per warrant)	5,510
Series B Warrants (2,629,657 Warrants at $2.27 per warrant)	4,945
Issued Creditor Warrants (7,684,453 Warrants at $25 per warrant)	192,108
Reserved Creditor Warrants (3,859,361 Warrants at $25 per warrant)	96,482
Fair Value of Successor additional paid-in capital	$1,055,391

(9)	Reflects the cumulative effect of the reorganization adjustments discussed above.

Fresh-start Accounting Adjustments

(10)	Represents fair value adjustments on outstanding warranty claims.

(11)	Reflects the adjustment to record fuel inventory held as marine and operating supplies at fair value.

(12)	Reflects adjustments to deferred tax items as a result of the change in vessel values from the application of fresh-start accounting.

(13)	Reflects the adjustment to decrease the carrying value of our equity method investments to their estimated fair values which were determined using a discounted cash flow analysis.

(14)

In estimating the fair value of the vessels and related equipment, we used a combination of discounted cash flow method (income approach), the guideline public company method (market approach) and vessel specific liquidation value analyses.  A discount rate of 12% was used for the discounted cash flow method. In estimating the fair value of the other property and equipment, we used a combination of asset, income, and market-based approaches.

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

(17)

Reflects the write-off of $1.3 million of accrued losses in excess of investment related to an unconsolidated subsidiary, an unrecognized deferred gain on the sale of a vessel to an unconsolidated subsidiary of $3.8 million, $0.4 million of which was reflected as current and adjustments to deferred tax items as a result of the change in vessel values from the application of fresh-start accounting of which $0.9 million is current and $1.3 million is long-term. Offsetting these items is the recognition of an intangible liability of approximately $2.1 million, $0.4 million of which is recorded as current, to adjust our office lease contracts to fair value as of July 31, 2017.  The intangible liability will be amortized over the remaining life of the contracts through 2023.

(18)

Reflects a $15.4 million premium recorded in relation to the $350 million Secured Notes, an aggregate $5.4 million discount recorded in relation to the modified Troms Offshore borrowings, and the write-off of historical unamortized debt issuance costs related to the Troms Offshore borrowings of $0.9 million.

(19)	Reflects the cumulative effects of the fresh-start accounting adjustments.

(20)	Represents the elimination of Predecessor accumulated other comprehensive loss.

(21)	Reflects a $13.3 million adjustment to decrease the carrying value of the noncontrolling interests to the estimated fair value.

(6)REORGANIZATION ITEMS

ASC 852 requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. We use “Reorganization items” on our consolidated statements of operations to reflect the revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following tables summarize the components included in “Reorganization items”:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands)	December 31, 2017	July 31, 2017
Gain on settlement of liabilities subject to compromise	$—	(767,640)
Fresh start adjustments	—	1,820,018
Debt, sale leaseback and other reorganization items	1,631	316,504
Reorganization-related professional fees	2,668	28,023
Loss on reorganization items	$4,299	1,396,905

(7)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in our consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies were as follows:

		Successor
	Percentage	December 31,	December 31,
(In thousands)	Ownership	2018	2017
Sonatide Marine, Ltd. (Angola)	49%	$—	26,935
DTDW Holdings, Ltd. (Nigeria)	40%	1,033	2,281
GulfMark Marine, Ltd. (Trinidad)	49%	6	—
Investments in, at equity, and advances to unconsolidated companies		$1,039	29,216

As a result of fresh-start accounting our investment in Sonatide Marine, Ltd. and DTDW Holdings, Ltd. were assigned a fair value based on the discounted cash flows of their respective operations. This resulted in a difference between the carrying value of our investment balance and our share of the net assets of the joint ventures of $27.7 million and $4.2 million for Sonatide Marine, Ltd. and DTDW Holdings, Ltd, respectively, which will be accreted to the investments in, at equity, and advances to unconsolidated companies over ten years.

We maintained the following balances with their unconsolidated affiliates as of December 31, 2018 and December 31, 2017:

	Successor
	December 31,	December 31,
(in thousands)	2018	2017
Due from related parties:
Sonatide (Angola)	$109,176	230,315
DTDW (Nigeria)	23,775	33,353

Due to related parties:
Sonatide (Angola)	$29,347	99,448
DTDW (Nigeria)	5,625	9,645

Due from related parties, net of due to related parties	$97,979	154,575

Amounts due from and due to DTDW and related entities of $33.4 million and $9.6 million, respectively, are included in trade and other receivables, net, and accounts payable line items at December 31, 2017.

Amounts due from Sonatide

Amounts due from Sonatide (included in Due from affiliate in the consolidated balance sheets) at December 31, 2018 and December 31, 2017 of approximately $109 million and $230 million, respectively, represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us through Sonatide and costs incurred by us on behalf of Sonatide.

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017
	Ended	through	through
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017
Due from Sonatide at beginning of year	$230,315	252,393	262,652
Revenue earned by the company through Sonatide	56,916	40,303	34,397
Less amounts received from Sonatide	(76,878)	(28,264)	(21,019)
Less amounts used to offset Due to Sonatide obligations (A)	(78,993)	(33,607)	(21,453)
Less impairment of due from affiliate	(20,083)	—	—
Other	(2,101)	(510)	(2,184)
	$109,176	230,315	252,393

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The obligation to us from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared

After offsetting the amounts due to Sonatide and prior to impairment, the net amount due from Sonatide was approximately $100 million.  Sonatide had approximately $58 million of cash on hand at December 31, 2018 plus approximately $23 million of net trade accounts receivable, providing approximately $75 million of working capital to satisfy the net due from Sonatide.  Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for potential impairment based on available liquidity held by Sonatide.  Based on our most recent analysis, we determined that a portion of our net due from balance is compromised and we have taken an approximate $20 million asset impairment charge at December 31, 2018.  We will continue to monitor the net due from Sonatide balance for possible additional impairment in future periods.

Sonatide has approximately $58 million of cash of which approximately $20 million is denominated in Angolan kwanzas. During the twelve months ended December 31, 2018, the Angolan kwanza devalued versus the U.S. dollar by approximately 84% from a ratio of approximately 168 to 1 to a ratio of approximately 309.

Amounts due to Sonatide

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2018 and 2017 of approximately $29 million and $99 million, respectively, represents commissions payable and other costs paid by Sonatide on behalf of us. Approximately $28 million represents commissions due to Sonatide.

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017
	December 31,	through	through
(In thousands)	2018	December 31, 2017	July 31, 2017
Due to Sonatide at beginning of year	$99,448	123,899	132,857
Plus commissions payable to Sonatide	5,502	3,928	3,330
Plus amounts paid by Sonatide on behalf of the company	14,778	12,044	9,458
Less commissions paid to Sonatide	(13,906)	(5,023)	—
Less amounts used to offset Due from Sonatide obligations (A)	(78,993)	(33,607)	(21,453)
Other	2,518	(1,793)	(293)
	$29,347	$99,448	123,899

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for company vessels chartered in to Angola. In addition, Sonatide owns four vessels (two of which are currently stacked) that may generate operating income and cash flow.

Company operations in Angola

For the twelve months ended December 31, 2018, our Angolan operations generated vessel revenues of approximately $59 million, or 15%, of our consolidated vessel revenue, from an average of approximately 37 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the twelve months ended December 31, 2018). For the period from August 1, 2017 through December 31, 2017, our Angolan operations generated vessel revenues of approximately $34 million, or 20%, of our consolidated vessel revenue, from an average of approximately 43 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through December 31, 2017). For the period from April 1, 2017 through July 31, 2017, ours Angolan operations generated vessel revenues of approximately $34 million, or 23%, of our consolidated vessel revenue, from an average of approximately 50 company-owned vessels that are marketed through the Sonatide joint venture (21 of which were stacked on average during the period from April 1, 2017 through July 31, 2017). For the year ended March 31, 2017, our Angolan operations generated vessel revenues of approximately $127 million, or 22%, of our consolidated vessel revenue, from an average of approximately 58 company-owned vessels that are marketed through the Sonatide joint venture (20 of which were stacked on average during the year ended March 31, 2017).

Investment in, at equity, and advances to Sonatide (an unconsolidated company)

Sonatide is a joint venture owned 49% by us. As of December 31, 2018 and 2017, the carrying value of our investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” was approximately zero and $27 million, respectively.

During the twelve months ended December 31, 2018, we received a dividend from Sonatide of approximately $12 million which reduced the carrying value of our investment in Sonatide to zero.

(8)	INCOME TAXES

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Losses before income taxes derived from United States and non-U.S. operations are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Non-U.S.	$(99,607)	(5,137)	(1,603,788)	(498,931)
United States	(53,912)	(31,550)	(44,355)	(144,683)
	$(153,519)	(36,687)	(1,648,143)	(643,614)

Income tax expense (benefit) consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
Year Ended March 31, 2017 (Predecessor)
Current	$(842)	17	9,422	8,597
Deferred	(2,200)	—	—	(2,200)
	$(3,042)	17	9,422	6,397
Period from April 1, 2017 through July 31, 2017 (Predecessor)
Current	$(822)	3	5,128	4,309
Deferred	(5,543)	—	—	(5,543)
	$(6,365)	3	5,128	(1,234)
Period from August 1, 2017 through December 31, 2017 (Successor)
Current	$11	—	2,028	2,039
Deferred	—	—	—	—
	$11	—	2,028	2,039
Year Ended December 31, 2018 (Successor)
Current	$962	—	16,718	17,680
Deferred	531	250	(209)	572
	$1,493	250	16,509	18,252

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% for periods beginning January 1, 2018 and 35% for periods ending prior to January 1, 2018 to pre-tax earnings as a result of the following:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017
	Ended	through	through
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017
Computed “expected” tax benefit	$(32,239)	(12,840)	(576,850)
Increase (reduction) resulting from:
Foreign income taxed at different rates	20,917	1,767	448,805
Uncertain tax positions	2,264	(3,219)	4,674
Chapter 11 reorganization	—	—	50,428
Nondeductible transaction costs	1,091	—	2,628
Transition tax	—	15,120	—
Valuation allowance – deferred tax assets	38,778	(28,387)	69,278
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	—	11	(822)
Foreign taxes	13,012	845	(1,342)
State taxes	246	—	3
Return to accrual	(28,176)	835	668
162(m) - Executive compensation	2,818	—	—
Other, net	(459)	646	1,296
Remeasurement of deferred taxes	—	27,261	—
	$18,252	2,039	(1,234)

ASU 2016-06, which was effective January 1, 2018, removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Income taxes resulting from intercompany vessel sales, as well as the tax effect of any reversing temporary differences resulting from the sales, were deferred and amortized on a straight-line basis over the remaining useful lives of the vessels as of March 31, 2017. Due to our Chapter 11 reorganization, the remaining unamortized balances associated with previous vessel transfers were reduced to zero as of December 31, 2017. Because any remaining U.S. vessels were pledged as collateral in accordance with our current debt agreements, we do not intend to execute intercompany vessel transfers in the near future.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Accrued employee benefit plan costs	$7,607	5,838
Stock based compensation	786	230
Net operating loss and tax credit carryforwards	102,190	3,941
Restructuring fees not currently deductible for tax purposes	3,113	3,982
Depreciation and amortization	—	29,160
Other	8,826	3,070
Gross deferred tax assets	122,522	46,221
Less valuation allowance	(106,447)	(43,218)
Net deferred tax assets	16,075	3,003
Deferred tax liabilities:
Depreciation and amortization	(11,149)	—
Section 1245 recapture	(2,891)	(2,131)
Other	(3,553)	(872)
Gross deferred tax liabilities	(17,593)	(3,003)
Net deferred tax assets (liabilities)	$(1,518)	—

On November 15, 2018 we completed a series of mergers through which all of the shares of GulfMark Offshore, Inc. were acquired. The merger transactions qualified as tax free reorganization under IRC Sec. 368(a), resulting in a carryover of tax basis in the assets and liabilities of GulfMark. Tidewater recorded net deferred liabilities of $1 million in the opening balance sheet of GulfMark.

In July 2017 we reorganized under Chapter 11 of the U.S. bankruptcy code, in a transaction treated as a tax free reorganization under IRC Sec. 368(a)(1)(E).  Approximately $853 million of cancellation of indebtedness (COD) income was realized for tax purposes. Under exceptions applying to COD income resulting from a bankruptcy reorganization, we were not required to recognize this COD income currently as taxable income.  Instead, our tax attribute carryforwards, including net operating losses, tax basis of vessels and other depreciable assets, and the stock of foreign corporate subsidiaries was reduced under the operative tax statute and applicable regulations, affecting the balance of deferred taxes where appropriate.  The total amount of reduction of tax attributes under these rules after finalization of the U.S. income tax return for the year ending December 31, 2017, was approximately $718 million, of which $358 million impacted depreciable assets.  Approximately $330 million of attribute reduction reduced the tax basis of stock of foreign subsidiaries, which did not give rise to deferred taxes (as more fully discussed below). The remaining $136 million of excess COD income is attributed under the applicable tax regulations to domestic subsidiaries with insufficient tax attributes to absorb the required reduction; this can result in the recognition of future tax gain. Approximately $122 million of this was attributable to a subsidiary with no current built in gain, and therefore no deferred taxes were recognized on this portion of the excess COD income. Deferred taxes were recognized on the remaining $14 million of excess COD income. The actual reduction in tax attributes did not occur until the first day of our tax year subsequent to the date of emergence, or January 1, 2018.

After the filing of the U.S. federal income tax return for the year ending December 31, 2017, we had no remaining U.S. federal net operating loss carryforwards at December 31, 2017 but has $225 million of U.S. federal net operating losses as of December 31, 2018 which begin to expire in 2037, but mostly indefinite lived. We have foreign tax credits in the amount of $2 million and $13 million as of December 31, 2017 and 2018, respectively. We expect our foreign tax credits will expire from 2022 to 2027. We have foreign net operating loss carryforwards of $124 million that will expire beginning in 2025 with many having indefinite carryforward periods.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on our value as of the emergence date. The ownership changes and resulting annual limitation will result in no expiration of U.S. tax attributes generated prior to the emergence date. In addition, the merger with GulfMark resulted in a change in ownership of GulfMark for purposes of IRC Section 382. The ownership changes and resulting annual limitation on GulfMark’s tax attributes will result in no expiration of net operating losses and other tax attributes generated prior to the merger.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated were the cumulative losses for financial reporting purposes that were incurred over the three-year periods ended December 31, 2018. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, for the period ended December 31, 2018, a valuation allowance of $106.4 million was recorded against our net deferred tax asset.   For the period ended December 31, 2017, a valuation allowance of $43.2 million was recorded against our net deferred tax asset. The increase in the valuation allowance was primarily attributable to the net operating losses and other deferred tax assets recorded in the current period. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

We have not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries. The differences relate primarily to stock basis differences attributable to factors other than earnings, given that any untaxed cumulative earnings were subject to taxation in the U.S. in 2017 in accordance with the Tax Cuts and Jobs Act, and that post-2017 earnings of these subsidiaries will either be taxed currently for U.S. purposes or will be permanently exempt from U.S. taxation. For the periods ended December 31, 2018 and 2017, there is an unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries estimated to be approximately $5 and $4 million, respectively. We maintain that our investment in foreign subsidiaries and associated reinvestment of their cumulative earnings is permanent in duration.

Our balance sheet reflects the following in accordance with ASC 740, Income Taxes:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Tax liabilities for uncertain tax positions	$43,790	31,694
Income tax payable	9,387	12,492
Income tax (receivable)	(9,245)	(8,442)

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2018 and 2017, are $21.6 million and $9.8 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In thousands)
Balance at April 1, 2016 (Predecessor)	$401,375
Additions based on tax positions related to the current year	551
Settlement and lapse of statute of limitations	(1,108)
Balance at March 31, 2017 (Predecessor)	$400,818
Additions based on tax positions related to the current year	2,050
Settlement and lapse of statute of limitations	—
Balance at July 31, 2017 (Predecessor)	$402,868

(In thousands)
Balance at August 1, 2017 (Successor)	$402,868
Additions based on tax positions related to the current year	170
Additions based on tax positions related to a prior year	2,578
Settlement and lapse of statute of limitations	(1,045)
Reductions based on tax positions related to a prior year	—
Balance at December 31, 2017 (Successor)	$404,571
Additions from GulfMark business combination	8,857
Additions based on tax positions related to the current year	—
Additions based on tax positions related to a prior year	6,903
Settlement and lapse of statute of limitations	(2,953)
Reductions based on tax positions related to a prior year	(18,086)
Balance at December 31, 2018 (Successor) (A)	$399,292

(A)	The gross balance reported as uncertain tax positions is largely offset by $374 million of foreign tax credits and other tax attributes.

Subsequent to the issuance of our Consolidated Financial Statements for the year ended December 31, 2017, we identified an immaterial error related to income inclusions in the U.S. under Subpart F of the Internal Revenue Code.  As a result of the cumulative impact of the error, which dates back to 2010, we have recorded a prior period adjustment in the amount of $13.4 million to the April 1, 2016 (Predecessor) beginning retained earnings.  The “Other liabilities and deferred credits” and “Net properties and equipment” accounts within the Consolidated Balance Sheet for the year ended December 31, 2017 were also restated from the amount previously reported to reflect the uncertain tax position of $13.4 million. The beginning balance of uncertain tax benefits in the preceding table has also been restated for the correction of this error.  We have assessed this error and determined it is immaterial to all prior periods impacted.  The Consolidated Financial Statements and corresponding footnotes for the prior periods, including the impact to fresh start accounting, have been restated from the amounts previously reported to reflect the correction of this error.

With limited exceptions, we are no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for fiscal years prior to March 2013. We have ongoing examinations by various state and foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

SAB 118 measurement period

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects. Because of the existence of a full valuation allowance against deferred tax assets, there was no net impact to net income during 2017 and the first nine months of 2018 as a result of the Tax Act.

We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, tax on global intangible low-taxed income (“GILTI”), and the base erosion anti-abuse tax (“BEAT”). At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act.

One-time transition tax

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”), the tax on which we previously deferred from US income taxes under US law. We recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries, resulting in a deemed dividend inclusion of $43.2 million in the US current taxable income calculation at December 31, 2017.

Upon further analyses of the Tax Act and Notices and regulations issued and proposed by the US Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018 and determined that we had no remaining E&P to recognize as a one-time transition tax.

Deferred tax assets and liabilities

As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $27.3 million. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the 12 months ended December 31, 2018, there was no material adjustment to the provisional amounts recorded.

Global intangible low-taxed income (GILTI)

The Tax Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. We have made an accounting policy election to account for GILTI in the year the tax is incurred. Due to current year losses, no GILTI was recognized for the year ending December 31, 2018.

Base Erosion Anti-Abuse Tax (BEAT)

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. The BEAT did not have a material impact on our provision for income tax.

(9)INDEBTEDNESS

Summary of Debt Outstanding per Stated Maturities

The following table summarizes debt outstanding based on stated maturities:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Secured notes:
8.00% Secured notes due August 2022	$349,954	350,000
Troms Offshore borrowings:
NOK denominated notes due May 2024	12,241	14,054
NOK denominated notes due January 2026	22,988	25,965
USD denominated notes due January 2027	22,116	23,345
USD denominated notes due April 2027	24,157	25,463
	$431,456	438,827
Debt premium and discount, net	7,548	9,333
Less: Current portion of long-term debt	(8,568)	(5,103)
Total long-term debt	$430,436	443,057

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

Secured Notes

Pursuant to the terms of the Plan, we entered into an indenture (the “Indenture”) by and among our, the wholly-owned subsidiaries named as guarantors therein (the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), and issued $350 million aggregate principal amount of our 8.00% Senior Secured Notes due 2022 (the “Secured Notes”).

The Secured Notes will mature on August 1, 2022. Interest on the Secured Notes accrues at a rate of 8.00% per annum and are payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year in cash, beginning November 1, 2017. The Secured Notes are secured by substantially all of our assets and our Guarantors.

As of December 31, 2018, the fair value (Level 2) of the Secured Notes was $359.4 million.

The Secured Notes have quarterly minimum trailing twelve months interest coverage requirement that begins June 30, 2019. Minimum liquidity requirements and other covenants are set forth in the Indenture and are in effect from July 31, 2017. The Indenture also contains certain customary events of default and a make-whole provision.

Until terminated under the circumstances described in this paragraph, the Secured Notes and the guarantees by the Guarantors will be secured by the Collateral (as defined in the Indenture) pursuant to the terms of the Indenture and the related security documents. The Trustee’s liens upon the Collateral and the right of the holders of the Secured Notes to the benefits and proceeds of the Trustee’s liens on the Collateral will terminate and be discharged in certain circumstances described in the Indenture, including: (i) upon satisfaction and discharge of the Indenture in accordance with the terms thereof; or (ii) as to any of our Collateral or the Guarantors that is sold, transferred or otherwise disposed of by us or the Guarantors in a transaction or other circumstance that complies with the terms of the Indenture, at the time of such sale, transfer or other disposition.

Secured Notes Tender Offer

We are obligated to offer to repurchase the Secured Notes at par in amounts that generally approximate 65% of asset sale proceeds as defined in the Indenture.

In February and December of 2018, we commenced offers to repurchase up to $24.7 million and $25.4 million, respectively, of the Senior Notes. In March 2018 and January 2019 we repurchased $46,023 and $160,000, respectively, of the Senior Notes in accordance with this tender offer obligation.

The $26.0 million restricted cash on the balance sheet at December 31, 2018, represents proceeds from asset sales since the date of the February 2018 tender offer and is restricted as of that date by the terms of the Indenture. These proceeds were the subject of the December tender offer completed in January 2019 with the restriction on the non-tendered amount being released.

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

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement scheduled to mature in April 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.92%). As of December 31, 2018, $24.2 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year borrowing agreement scheduled to mature in January 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.91%). As of December 31, 2018, $22.1 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding is as follows:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Notes due April 2027
Amount outstanding	$24,157	25,463
Fair value of debt outstanding (Level 2)	24,157	25,427
Notes due January 2027
Amount outstanding	$22,116	23,345
Fair value of debt outstanding (Level 2)	22,115	23,251

In January 2014, Troms Offshore entered into a 300 million Norwegian kroner (NOK) denominated, 12 year borrowing agreement scheduled to mature in January 2026. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 4.56%). As of December 31, 2018, 200.0 million NOK (approximately $23.0 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement scheduled to mature in May 2024. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 3.88% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25%

and a 1.00% sub-tranche premium (for a total all-in rate of 6.13%). As of December 31, 2018, 106.5 million NOK (approximately $12.2 million) is outstanding under this agreement.

A summary of NOK denominated Troms Offshore borrowings outstanding and their U.S. dollar equivalents is as follows:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Notes due January 2026
NOK denominated	200,000	212,500
U.S. dollar equivalent	$22,988	25,965
Fair value in U.S. dollar equivalent (Level 2)	22,988	25,850
Notes due May 2024
NOK denominated	106,500	115,020
U.S. dollar equivalent	$12,241	14,054
Fair value in U.S. dollar equivalent (Level 2)	12,239	14,013

GulfMark Term Loan Facility

Upon consummation of the business combination, we utilized $37.7 million of cash from GulfMark and $72.0 million of cash on hand to repay the $100.0 million outstanding balance of GulfMark’s Term Loan Facility plus accrued interest and an early extinguishment penalty. The repayment of this term loan facility resulted in the recognition of a loss on early extinguishment of debt of $8.1 million for the year ended December 31, 2018.  In addition, a related undrawn revolving credit facility with $25.0 million of borrowing capacity was also terminated immediately upon closure of the GulfMark merger.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Interest and debt costs incurred, net of interest capitalized	$30,439	13,009	11,179	75,026
Interest costs capitalized	521	101	601	4,829
Total interest and debt costs	$30,960	13,110	11,780	79,855

(10)    EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010 for the approximately 60 active employees who participated in the plan. As of December 31, 2018, approximately 20 active employees are covered by this plan. We did not contribute to the defined benefit pension plan during the twelve-month period ended December 31, 2018. We did not contribute to the defined benefit plan during the nine-month period ended December 31, 2017. We contributed $3.0 million to the defined benefit pension plan during the twelve-month period ended March 31, 2017. We do not yet know whether a contribution will be necessary during calendar 2019.

Supplemental Executive Retirement Plan

We also offer a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. A Rabbi Trust was established to provide us with a vehicle to invest in a variety of marketable securities that were recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. We contributed $0.9 million during the twelve month period ended December 31, 2018. We contributed $0.1 million during the nine-month period ended December 31, 2017 and $0.2 million to the supplemental plan during the twelve-month period ended March 31, 2017.

On October 16, 2017, we announced that Jeffrey M. Platt had retired from his position as our President and Chief Executive Officer and resigned as a member of our board of directors (the “Board”), effective October 15, 2017. As a result of Mr. Platt’s retirement, he received in April 2018 an $8.9 million lump sum distribution in settlement of his supplemental executive retirement plan obligation which was funded by substantially all of the investments held by the Rabbi Trust. A settlement loss of $0.3 million was recorded at the time of distribution.

In December 2017, in an attempt to reduce costs, the Board of Directors amended the supplemental plan to discontinue the accrual of benefits and any other contributions effective January 1, 2018. On this date, previously accrued pension benefits under the supplemental plan were frozen for the remaining active participants. This change does not affect the benefits earned by any participants prior to January 1, 2018. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

Investments held in a Rabbi Trust in the supplemental plan were included in current assets at fair value. The following table summarizes the carrying value of the trust assets and obligations under the supplemental plan:

	Successor
	December 31,	December 31,
(In thousands)	2018	2017
Investments held in Rabbi Trust	$18	8,908
Obligations under the supplemental plan	21,413	32,508

The following table summarizes the unrealized (loss) gains in carrying value of the trust assets:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Unrealized gain (loss) in carrying value of trust assets	$—	256	82	(95)
Unrealized loss in carrying value of trust assets are net of income tax expense of	—	—	—	(223)

The unrealized gains or losses in the carrying value of the trust assets, net of income tax expense, are included in accumulated other comprehensive income. The trust assets were liquidated to fund the payment to the former President and Chief Executive Officer.

Postretirement Benefit Plan

Qualified retired employees were covered by a program which provided limited health care and life insurance benefits. This plan terminated on January 1, 2019 resulting in a gain of $4.0 million. Costs of the program were based on actuarially determined amounts and were accrued over the period from the date of hire to the full eligibility date of employees who were expected to qualify for these benefits. This plan was funded through payments as benefits were required.

We eliminated the life insurance portion of our postretirement benefit effective January 1, 2018, resulting in a $1.9 million reduction in benefit obligations.

Effective November 20, 2015, we eliminated our post-65 medical coverage for all current and future retirees effective January 1, 2017. The medical coverage remains unchanged for participants under age 65. This plan amendment resulted in an additional net periodic postretirement benefit of $2.0 million for the twelve month period ended March 31, 2017.

Investment Strategies

U.S. Pension Plan

The obligations of our pension plan are supported by assets held in a trust for the payment of benefits. We are obligated to adequately fund the trust. For the pension plan assets, we have the following primary investment objectives: (1) closely match the cash flows from the plan’s investments from interest payments and maturities with the payment obligations from the plan’s liabilities; (2) closely match the duration of plan assets with the duration of plan liabilities and (3) enhance the plan’s investment returns without taking on undue risk by industries, maturities or geographies of the underlying investment holdings.

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

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The plan does not invest in Tidewater stock.

Supplemental Plan

With the lump sum distribution paid in April 2018 combined with the December 2017 amendment to discontinue the accrual of benefits and any other contributions, we do not expect to hold any significant assets in trust for the payment of benefits to the participants in the supplemental plan.  As of December 31, 2018, $18,000 of cash and cash equivalents were held in the Rabbi Trust by the supplemental plan.

U.S. Pension Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

		Successor	Successor
		Actual as of	Actual as of
	Target	December 31, 2018	December 31, 2017
U.S. Pension plan:
Equity securities	—	2%	—
Debt securities	100%	91%	98%
Cash and other	—	7%	2%
Total	100%	100%	100%

Significant Concentration Risks

U.S. Plans

The pension plan assets are periodically evaluated for concentration risks. As of December 31, 2018, we did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

Fair Value of Pension Plans Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2018 (Successor), are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Equity securities:	$900	900	—	—	—
Debt securities:
Government securities	4,044	4,044	—	—	—
Corporate debt securities	47,667	684	46,983	—	—
Cash and cash equivalents	1,214	717	497	—	—
Other	2,384	—	2,384	—	—
Total	$56,209	6,345	49,864	—	—
Accrued income	581	581	—	—	—
Total fair value of plan assets	$56,790	6,926	49,864	—	—

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

Plan Assets and Obligations

Changes in plan assets and obligations and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan, and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”), are as follows:

		Pension Benefits
	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of the period	$103,443	101,490	97,941	95,830
Increase in benefit obligation due to business combination	5,474	—	—	—
Service cost	294	546	393	1,182
Interest cost	3,605	1,599	1,313	3,814
Plan curtailment	—	(432)	—	—
Benefits paid	(5,467)	(2,059)	(1,610)	(4,895)
Actuarial (gain) loss (A)	(8,105)	2,322	3,322	2,082
Settlement	(8,885)	—	—	—
Foreign currency exchange rate changes	(112)	(23)	131	(72)
Benefit obligation at end of the period	90,247	103,443	101,490	97,941
Change in plan assets:
Fair value of plan assets at beginning of the period	$57,536	58,148	57,146	57,174
Increase in plan assets due to business combination	5,463	—	—	—
Actual return	(2,128)	1,182	2,138	577
Expected return	112	32	16	51
Actuarial loss	(275)	(217)	(109)	(148)
Administrative expenses	(36)	(15)	(7)	(27)
Plan curtailment	—	(100)	—	—
Employer contributions	10,546	625	435	4,465
Benefits paid	(5,467)	(2,059)	(1,610)	(4,895)
Settlement	(8,885)	—	—	—
Foreign currency exchange rate changes	(76)	(60)	139	(51)
Fair value of plan assets at end of the period	56,790	57,536	58,148	57,146
Payroll tax unrecognized in benefit obligation at end of the period	84	76	91	83
Unfunded status at end of the period	$(33,541)	(45,983)	(43,433)	(40,878)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,380)	(10,731)	(1,791)	(1,791)
Noncurrent liabilities	(32,161)	(35,252)	(41,642)	(39,087)
Net amount recognized	$(33,541)	(45,983)	(43,433)	(40,878)

(A) The actuarial gain in the twelve months ended December 31, 2018 was primarily attributable to an increase in the discount rate.

		Other Benefits
	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of the period	$2,924	4,817	4,811	5,573
Service cost	61	29	23	81
Interest cost	117	75	64	201
Participant contributions	218	65	58	411
Plan amendment	(2,954)	(1,861)	—	—
Benefits paid	(595)	(526)	(346)	(1,170)
Actuarial (gain) loss	229	325	207	(285)
Benefit obligation at end of the period	—	2,924	4,817	4,811
Change in plan assets:
Fair value of plan assets at beginning of the period	$—	—	—	—
Employer contributions	377	461	288	759
Participant contributions	218	65	58	411
Benefits paid	(595)	(526)	(346)	(1,170)
Fair value of plan assets at end of the period	—	—	—	—
Unfunded status at end of the period	$—	(2,924)	(4,817)	(4,811)
Net amount recognized in the balance sheet consists of:
Current liabilities	$—	(282)	(418)	(418)
Noncurrent liabilities	—	(2,642)	(4,399)	(4,393)
Net amount recognized	$—	(2,924)	(4,817)	(4,811)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

	Successor	Predecessor
	December 31,	December 31,
(In thousands)	2018	2017
Projected benefit obligation	$90,247	103,443
Accumulated benefit obligation	89,024	101,287
Fair value of plan assets	56,790	57,536

Net periodic benefit cost for the pension plans and the supplemental plan include the following components:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Service cost	$294	546	393	1,182
Interest cost	3,605	1,599	1,313	3,814
Expected return on plan assets	(2,042)	(882)	(691)	(2,246)
Administrational expenses	36	19	3	28
Payroll tax of net pension costs	42	29	—	56
Amortization of net actuarial losses	30	131	—	32
Recognized actuarial loss	—	—	748	1,785
Curtailment (gain) loss	335	(99)	—	—
Net periodic pension cost	$2,300	1,343	1,766	4,651

Net periodic benefit cost for the postretirement health care and life insurance plan include the following components:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Service cost	$61	29	23	81
Interest cost	117	75	64	201
Amortization of prior service cost	(299)	—	(927)	(4,346)
Recognized actuarial (gain)	42	—	(335)	(1,138)
Net curtailment gain	(4,005)	—	—	—
Net periodic postretirement benefit	$(4,084)	104	(1,175)	(5,202)

The components of the net periodic pension cost and the net periodic postretirement benefit, except for the service costs are included in the caption “Interest income and other, net.”

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

		Pension Benefits
	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Net (gain) loss	$(3,441)	1,939	1,877	3,821
Fresh-start accounting fair value adjustment	—	—	(22,333)	—
Amortization of net (loss) gain	—	—	(748)	(1,785)
Settlement recognized	(335)	—	—	—
Total recognized in other comprehensive (income) loss, before tax	$(3,776)	1,939	(21,204)	2,036
Net of tax	(3,776)	1,939	(21,204)	1,323

		Other Benefits
	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Net (gain) loss	$229	325	207	(285)
Prior service (cost) credit	—	(1,861)	—	—
Amortization of prior service (cost) credit	1,861	—	927	4,346
Fresh-start accounting fair value adjustment	—	—	19,055	—
Amortization of net (loss) gain	(554)	—	335	1,138
Total recognized in other comprehensive (income) loss, before tax	$1,536	(1,536)	20,524	5,199
Net of tax	1,536	(1,536)	20,524	3,379

Amounts recognized as a component of accumulated other comprehensive income (loss) are as follows:

	Twelve Months Ended
	December 31, 2018
(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial (loss) gain	$3,798	—
Settlement/curtailment	335	—
Pre-tax amount included in accumulated other comprehensive (loss) income	$4,133	—

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next fiscal year.

Assumptions used to determine net benefit obligations are as follows:

	Pension Benefits		Other Benefits
	Successor		Successor
	2018	2017	2018	2017
Discount rate	4.50%	3.80%	N/A	3.80%
Rates of annual increase in compensation levels	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	Successor		Successor
	2018	2017	2018	2017
Discount rate	3.80%	3.90%	N/A	3.90%
Expected long-term rate of return on assets	3.60%	3.70%	N/A	N/A
Rates of annual increase in compensation levels	N/A	3.00%	N/A	N/A

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2018, including pension benefits attributable to estimated future employee service, we expect that benefits to be paid over the next ten years will be as follows:

Year ending December 31, (In thousands)	Pension Benefits
2019	$6,314
2020	6,286
2021	6,251
2022	6,222
2023	6,199
2024 – 2028	31,307
Total 10-year estimated future benefit payments	$62,579

Defined Contribution Plans

Prior to February 2013, we maintained two defined contribution plans described below. The plans were merged in February 2013 to provide administrative efficiencies, potential savings on service provider fees and to simplify the participant experience. Following the business combination, the provisions of the two plans remained substantially similar with the exception of cost neutral changes that were approved to simplify the administration of the combined plan.

Retirement Contributions

All eligible U.S. fleet personnel, along with all new eligible employees hired after December 31, 1995 are eligible to receive retirement contributions. This benefit is noncontributory by the employee, but we contribute, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees. The active employees who participated in the frozen defined benefit pension plan may receive an additional 1% to 8% depending on age and years of service. Our contributions vest over five years. We ceased contributing to the employee retirement plan effective January 1, 2018. Any future employer contributions to this plan will be determined at our discretion.

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective January 1, 2016, we match, in cash, 50% of the first 8% of eligible compensation deferred by the employee. Prior to January 1, 2016, we matched, with company stock, 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over five years. Effective January 1, 2018, we no longer provides a matching of 50% of the first 8% of eligible compensation in an attempt to reduce costs. Any future employer contributions to this plan will be determined at our discretion.

The plan held the following number of shares of Tidewater common stock, series A warrants and series B warrants:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Number of shares of Tidewater common stock held by 401(k) plan	7,075	8,074	264,504	291,957
Number of shares of Tidewater Series A warrants held by 401(k) plan	—	9,030	—	—
Number of shares of Tidewater Series B warrants held by 401(k) plan	—	9,762	—	—

The amounts charged to expense related to the above defined contribution plans are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Defined contribution plans expense, net of forfeitures	$3	854	871	2,660
Defined contribution plans forfeitures	152	83	79	149

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who have the opportunity to defer up to 50% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. A company match may be provided on these contributions equal to 50% of the first 8% of eligible compensation deferred by the employee to the extent the employee is not able to receive the full amount of company match to the 401(k) plan due to IRS limitations. In January 2018, our match was discontinued. The plan also allows participants to defer up to 100% of their bonuses. In addition, an amount equal to any refunds that must be made due to the failure of the 401(k) nondiscrimination test may be deferred into this plan.

Effective March 4, 2010, the non-qualified supplemental savings plan was modified to allow us to contribute restoration benefits to eligible employees. Employees who did not accrue a benefit in the supplemental executive retirement plan and who are eligible for a contribution in the defined contribution retirement plan automatically became eligible for the restoration benefit when the employee’s eligible retirement compensation exceeded the section 401(a)(17) limit. The restoration benefit was noncontributory by the employee, but we contributed, in cash, 3% of an eligible employee’s compensation above the 401(a)(17) limit to a trust on behalf of the employees. The active employees who participated in the frozen defined benefit pension plan were eligible for an additional 1% to 8% depending on age and years of service. We ceased contributing restoration compensation to eligible employees effective January 1, 2018. Any future contributions to this plan will be determined at our discretion.

We also provided retirement benefits to our eligible non-U.S. citizen employees working outside their respective country of origin pursuant to a self-directed multinational defined contribution retirement plan (multinational retirement plan).  Non-U.S. citizen shore-based and certain offshore employees working outside their respective country of origin were eligible to participate in the multinational retirement plan provided the employees were not enrolled in any home country pension or retirement program.  Participants of the multinational retirement plan could contribute 1% to 50% of their base salary after the first month following hire or transfer to eligible positions. We matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee which vests over five years. We ceased contributing to this retirement plan effective January 1, 2018. Any future contributions to this plan will be determined at our discretion.

The amounts charged to expense related to the multinational retirement plan contributions are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Multinational plan expense	$—	81	67	260

We also have a defined benefit pension plan that covers certain Norway citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. As of December 31, 2018, approximately 175 active employees, of which 106 were added through the GulfMark business combination. We contributed a respective 1.9 million NOK, 2.7 million NOK and 3.6 million NOK (approximately $0.2 million, $0.3 million and $0.4 million respectively) to the defined benefit pension plan during the twelve month period ended December 31, 2018 and the nine month period ended December 31, 2017 and the twelve month period ended March 31, 2017, respectively. We expect to contribute approximately 4.3 million NOK, or $0.5 million during calendar 2019. The preceding fair value hierarchy tables and pension plan assets and obligations tables include the Norway pension plan.

We also provide certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in a multi-employer retirement fund known as the Merchant Navy Officers Pension Fund, or MNOPF.  At December 31, 2018, we had accrued $0.8 million related to this liability. The status of the fund is calculated by an actuarial firm every three years. The last assessment was completed in March 2018 and resulted in a significantly improved funding position.  As a result, the MNOPF trustee did not propose to collect any additional deficit contributions related to the new deficit.  Our contributions make up less than one percent of total contributions to the plan.

In addition, we participate in the Merchant Navy Ratings Pension Fund, or MNRPF, in a capacity similar to our participation in the MNOPF.  As of December 31, 2018, we had accrued $0.6 million for this fund.  The most recent actuarial valuation was completed as of March 31, 2017 and deficit information was communicated in the fourth quarter of 2017.  We continue to accrue $0.2 million per annum in respect of expected future deficit. Our contributions make up less than one percent of total contributions to the plan.

(11)	OTHER CURRENT ASSETS, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other current assets as of December 31, is as follows:

	Successor
(In thousands)	2018	2017
Deposits	$1,413	1,780
Investments held in rabbi trust (A)	18	8,908
Prepaid expenses	10,405	8,442
	$11,836	19,130

(A)	We converted substantially all investments held in the rabbi trust to cash to fund a lump sum benefit to the former CEO in May 2018. Refer to Note (10) for more information regarding this payment.

A summary of other assets as of December 31, is as follows:

	Successor
(In thousands)	2018	2017
Recoverable insurance losses	$4,056	2,405
Investments held for savings plans	4,807	6,583
Long-term deposits	16,848	16,217
Deferred tax asset	395	—
Other	5,220	5,847
	$31,326	31,052

A summary of accrued expenses as of December 31, is as follows:

	Successor
(In thousands)	2018	2017
Payroll and related payables	$17,447	17,344
Commissions payable (B)	1,990	1,898
Accrued vessel expenses	29,534	27,222
Accrued interest expense	5,985	6,036
Other accrued expenses (C)	6,828	2,306
	$61,784	54,806
(B)	Excludes $28.0 million and $36.4 million of commissions due to Sonatide at December 31, 2018 and 2017, respectively. These amounts are included in amounts due to affiliates.

(C)

Includes $1.5 million as of December 31, 2018 related to a $5.5 million charge incurred during the twelve months ended December 31, 2018 relating to the abandonment of office leases for duplicate facilities in St. Rose and New Orleans, Louisiana, Houston Texas and Aberdeen, Scotland

A summary of other current liabilities as of December 31, is as follows:

	Successor
(In thousands)	2018	2017
Taxes payable	$13,167	10,326
Amounts payable to holders of General Unsecured Claims (D)	—	8,474
Other	5,199	893
	$18,366	19,693
(D)	Remaining payable to holders of General Unsecured Claims which was paid in January 2018.

A summary of other liabilities and deferred credits as of December 31, is as follows:

	Successor
(In thousands)	2018	2017
Postretirement benefits liability	$—	2,642
Pension liabilities	33,124	36,614
Liability for uncertain tax positions	43,790	23,043
Deferred tax liability	1,913	—
Other (E)	11,075	9,692
	$89,902	71,991

(E)  Includes $3.8 million as of December 31, 2018 related to a $5.5 million charge incurred during the twelve months ended December 31, 2018 relating to the abandonment of office leases for duplicate facilities in St. Rose and New Orleans, Louisiana, Houston Texas and Aberdeen, Scotland.

(12)STOCK-BASED COMPENSATION AND INCENTIVE PLANS

Historically, we have maintained various long-term incentive plans including employee stock options, restricted stock awards, restricted stock units (that settle in Tidewater common stock), phantom stock, and cash-based performance awards.  As discussed in greater detail in Note (4) we filed voluntary petitions for Chapter 11 bankruptcy protection on May 17, 2017 to effectuate a restructuring pursuant to a Plan.  As a result of the Restructuring, all of our outstanding equity and incentive programs (and all outstanding stock options and awards under those programs) were cancelled, except for unvested phantom stock awards held by non-officer employees and certain deferred stock units and deferred cash awards held by non-employee members of the predecessor board, each as discussed in greater detail below.

On the Effective Date, a new equity incentive plan, the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”) became effective pursuant to the operation of the Plan.  At the closing of the Business Combination, we assumed sponsorship of the GulfMark Management Incentive Plan (as assumed and amended effective as of the closing, the “Legacy GLF Plan”), and also assumed all outstanding, unvested restricted stock units and the remaining shares available under the Legacy GLF Plan, all of which were adjusted to reflect the Exchange Ratio, rounding the resulting number down to the nearest whole number of shares of Tidewater common stock.

As of December 31, 2018, the 2017 Plan and the Legacy GLF Plan are our only two active equity incentive plans and the only type of award outstanding under either plan is restricted stock units (RSUs) that settle in shares of Tidewater common stock.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Shares of common stock reserved for issuance under the plans	3,973,228	3,048,877	—	1,900,769
Shares of common stock available for future grants	2,325,102	1,891,231	—	505,221

Stock Option Awards

The Predecessor granted stock options to its directors and employees, including officers, under several different stock incentive plans. There are no option awards outstanding as of December 31, 2018 or 2017. Under the terms of the plans, stock options were granted with an exercise price equal to the stock’s closing fair market value on the date of grant. Generally, options granted vested annually over a three-year vesting period measured from the date of grant. Options not previously exercised expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant. Upon retirement, unvested stock options are forfeited. The retiree has two years post retirement to exercise vested options. All of the stock options are classified as equity awards.

We used the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. No stock options were granted in the year ended March 31, 2017, through the nine-month transition period ended December 31, 2017 or during the year ended December 31, 2018. Outstanding stock options of 1,395,548 with a weighted average exercise price of $28.14 were cancelled prior to emergence from chapter 11 bankruptcy.

During the year ended March 31, 2017 approximately 266,000 stock options were vested with a fair value of approximately of $1.2 million.  Additionally about 1 million options were exercisable at a weighted average exercise price of 34.36.

Stock option compensation expense along with the effect on basic and diluted earnings per share are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands, except per share data)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Stock option compensation expense	$—	—	1,644	745
Basic loss per share increased by	—	—	0.02	0.02
Diluted loss per share increased by	—	—	0.02	0.02

Restricted Stock Units

The Predecessor and Successor have granted restricted stock units (RSUs) to key employees, including officers and non-employee directors. We have generally awarded time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price. Prior to its merger with Tidewater, GulfMark awarded RSUs under its management incentive plan to certain officers and employees of GulfMark and, as noted previously, those awards were assumed and converted based on the Exchange Ratio.  These RSUs and are included as granted awards in the table below.

We have also awarded performance-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price based on various operating and financial metrics. The fair value of the performance-based and time-based RSUs is based on the market price of our common stock on the date of grant. The restrictions on the time-based RSUs awarded to key employees lapse over a three year period from the date of the award. The restrictions on the time-based RSUs awarded to non-employee directors lapse over a one year period. Time-based RSUs require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if we meet specific targets as defined. During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but there are no voting rights until the restricted stock units vest. If dividends are declared, dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. RSU compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

All outstanding unvested RSUs granted under the Predecessor incentive plans vested prior to emergence from chapter 11 bankruptcy. RSUs granted to officers and employees by the Successor under the 2017 Incentive Plan, subsequent to emergence from Chapter 11 bankruptcy, generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs granted to directors vest over one year and (ii) a portion of the RSUs granted to our CEO in March 2018 are performance based and vest on the third anniversary of the date of grant, based on our performance as measured against a two-year operating cash flow target.

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at April1, 2016 (Predecessor)	$49.17	89,639	61.75	156,851
Vested	49.39	(76,006)	—	—
Cancelled/forfeited	49.62	(13,450)	61.75	(156,851)
Non-vested balance at March 31, 2017 (Predecessor)	54.48	183	—	—
Vested	54.48	(183)	—	—
Non-vested balance at July 31, 2017 (Predecessor)	—	—	—	—
Granted	24.40	1,203,379	—	—
Cancelled/forfeited	24.15	(45,733)	—	—
Non-vested balance at December 31, 2017 (Successor)	24.41	1,157,646	—	—
Granted	24.58	455,063	26.04	63,365
Vested	24.84	(503,677)	—	—
Cancelled/forfeited	27.15	(27,948)	—	—
Non-vested balance at December 31, 2018 (Successor)	$24.21	1,081,084	26.04	63,365

Restrictions on 559,608 time-based units outstanding at December 31, 2018 will lapse during fiscal 2019.

Restricted stock unit compensation expense and grant date fair value are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Grant date fair value of restricted stock units vested	$12,513	—	10	3,754
Restricted stock unit compensation expense	13,504	3,731	2	2,425

As of December 31, 2018, total unrecognized RSU compensation costs totaled approximately $22.6 million, or $17.1 million net of tax which will be recognized over a weighted average period of two years, compared to $24.5 million, $18.2 million net of tax, at December 31, 2017. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the year ended March 31, 2017, the nine months ended December 31, 2017 or the year ended December 31, 2018. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Phantom Stock Plan

The Predecessor provided a Phantom Stock Plan (PSP) to provide additional incentive compensation to key employees including officers. Participants in the PSP had the right to receive the value of a share of common stock in cash at vesting.  Participants had no voting or other rights as a shareholder. The phantom shares generally had a three year vesting period from the grant date provided the employee remained employed during the vesting period. If dividends are declared, participants received dividend equivalents at the same rate as dividends on our common stock. As a result of the restructuring, on the Effective Date, (i) all phantom units held by officers were cancelled for no value and (ii) all outstanding phantom stock units held by non-officer employees were converted in accordance with the conversion ratio for common stock provided in the Plan, which resulted in the cancellation of the Predecessor phantom stock units in exchange for Successor phantom stock units (including Series A and B warrant phantom units). No new awards have been issued under the Phantom Stock Plan since April 1, 2016.

The following table sets forth a summary of our phantom stock activity:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Weighted-average Grant-Date Fair Value	Series A Warrants	Weighted-average Grant-Date Fair Value	Series B Warrants
Non-vested balance at April 1, 2016 (Predecessor)	$10.83	1,599,829
Vested	12.29	(585,426)
Cancelled/forfeited	13.52	(68,253)
Non-vested balance at March 31, 2017 (Predecessor)	$9.74	946,150
Cancelled (A)	9.70	(484,446)
Forfeited	10.08	(16,866)
Non-vested balance at July 31, 2017 (Predecessor) (B)	$9.77	444,838

Issuance of Successor phantom stock at August 1, 2017(B)	308.19	14,160	1.00	22,963	0.98	24,824

Cancelled/forfeited	307.31	(634)	1.00	(1,029)	0.98	(1,112)
Non-vested balance at December 31, 2017 (Successor)	$308.24	13,526	1.00	21,934	0.98	23,712
Vested	360.14	(8,223)	1.00	(13,009)	0.98	(14,064)
Cancelled (A)	240.39	(786)	1.00	(1,275)	0.98	(1,379)
Non-vested balance at December 31, 2018 (Successor)	$226.50	4,517	1.00	7,650	2.94	8,269

(A)	Prior to emergence from Chapter 11 bankruptcy, all officer-held phantom stock units were cancelled.

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

Restrictions on 4,517 time-based shares will lapse in calendar 2019. The fair value of the non-vested phantom shares at December 31, 2018 is $19.13 per unit, for time-based phantom shares, $1.67 for phantom series A warrants, and $1.40 for phantom series B warrants.

Phantom stock compensation expense and grant date fair value of phantom stock vested are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Grant date fair value of phantom stock vested	$2,957	—	—	7,118
Phantom stock compensation expense	214	94	68	467

As of December 31, 2018, total unrecognized phantom stock compensation costs amounted to $0.03 million, or $0.01 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Cash-based Performance Plan

In previous years, we provided a Cash-based Performance Plan as additional incentive compensation to company officers. The plan awards units equal to cash to participants where each unit represents the right to receive, at the end of a vesting period, up to two dollars. Approximately 0.2 million and 7.7 million units, representing all outstanding plan units, at a weighted average grant date fair value of $1.16 were cancelled or forfeited during the twelve months ended March 31, 2017 and the four month period ended July 31, 2017.  There are no outstanding cash-based performance units at December 31, 2018 and 2017.  There were no modifications to the cash-based performance plan units during the four month period ended July 31, 2017 or the year ended March 31, 2017.

Cash-based performance unit compensation expense was a $2.0 million credit in the four months ended July 31, 2017 and a $0.8 million charge in the twelve months ended March 31, 2017.

Non-Employee Board of Directors Deferred Stock Unit Plan

We provided a Deferred Stock Unit Plan to our non-employee directors. A stock unit represented the right to receive from us the equivalent value of one share of our common stock in cash. The liability for this plan was adjusted quarterly to reflect the value of the units at the respective quarter end Tidewater stock price. Payment of the value of the stock unit granted could be made upon the earlier of 15 days after the participant ceases to be a director or upon a change of control. The participants could elect to receive annual installments, lump sum, or a distribution commencing on an anniversary of the grant date.

Each member of the Predecessor board was deemed to have resigned from the board on the Effective Date which triggered payout status for all outstanding deferred stock units. All outstanding deferred stock units under this plan were revalued to reflect the value of the units based on Tidewater’s July 31, 2017 pre-emergence stock price and were paid according to the participants’ respective payment elections. No new awards have been issued under the Deferred Stock Unit Plan since April 1, 2016.

The following table sets forth a summary of our deferred stock unit activity:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at April1, 2016 (Predecessor)	$23.58	363,630
Retirement distribution in the twelve month period ended March 31, 2017	6.83	(12,792)
Balance at March 31, 2017 (Predecessor)	24.19	350,838
Retirement distribution for the four month period ended July 31, 2017	24.19	(350,838)
Balance at July 31, 2017 (Predecessor)	—	—

Deferred stock unit compensation expense, which is reflected in general and administrative expenses was a credit of $0.1 million in the four month period ended July 31, 2017 and a $2.0 million credit in the year ended March 31, 2017.

Non-Employee Board of Directors Deferred Cash Award Plan

For the year ended March 31, 2017, we provided a Deferred Cash Award Plan to our non-employee directors granting a cash award having an aggregate value of $97,750. The plan awarded cash to the participants which earns interest quarterly based on the 10-year Treasury note rate plus 1.5%. For the cash award granted, the participant could elect to receive annual installments or a lump sum distribution. Each member of the predecessor board was deemed to have resigned from the board on the Effective Date by operation of the Plan, which triggered payout status for all deferred cash awards.  As a result, the deferred cash awards were paid according to upon the participants’ respective payment elections. No new awards have been issued under the Deferred Cash Award Plan since March 31, 2017.

Deferred cash award expense was $0.01 million in the four month period ended July 31, 2017 and $1 million in the year ended March 31, 2017.

(13)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock are as follows:

	Successor
	December 31,	December 31,
	2018	2017
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	36,978,280	22,115,916
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

No shares were repurchased during the twelve months ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and the twelve months ended March 31, 2017.

Dividend Program

There were no dividends declared during the twelve months ended December 31, 2018, the period from August 1, 2017 through December 31, 2017, the period from April 1, 2017 through July 31, 2017 and the twelve months ended March 31, 2017.

Warrants

During 2017, we issued 11,543,814 New Creditor Warrants upon emergence from bankruptcy to General Unsecured Creditors and for unresolved sale leaseback claims. In addition, 2,432,432 Series A Warrants and 2,629,657 Series B Warrants were issued to the holders of Predecessor stock with exercise prices of $57.06 and $62.28, respectively. As of December 31, 2018, we had 2,220,857 shares of common stock issuable upon the exercise of the New Creditor Warrants. No Series A Warrants or Series B Warrants have been exercised.

In conjunction with the merger with GulfMark, approximately 2.3 million $0.01 Creditor Warrants (“GLF Creditor Warrants”) and approximately 0.8 million $100 Equity Warrants (“GLF Equity Warrants”) were assumed from GulfMark with each warrant becoming exercisable for 1.10 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. As of December 31, 2018, we had 2,189,709 shares of common stock issuable upon the exercise of the GLF Creditor Warrants. No GLF Equity Warrants have been exercised.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax, are as follows:

	Successor
	For the year ended December 31, 2018
(in thousands)	Balance at 12/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/18
Available for sale securities	256	(660)	404	(256)	—
Pension/Post-retirement benefits	(403)	4,133	(1,536)	2,597	2,194
Total	(147)	3,473	(1,132)	2,341	2,194

	Successor
	Period from August 1, 2017 through December 31, 2017
(in thousands)	Balance at 7/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/17
Available for sale securities	—	87	169	256	256
Pension/Post-retirement benefits	—	(403)	—	(403)	(403)
Total	—	(316)	169	(147)	(147)

	Predecessor
	Period from April 1, 2017 through July 31, 2017
(in thousands)	Balance at 3/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 7/31/17
Available for sale securities	(95)	57	106	163	68
Currency translation adjustment	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(438)	(2,598)	—	(2,598)	(3,036)
Total	(10,344)	(2,541)	106	(2,435)	(12,779)

	Predecessor
	For the year ended March 31, 2017
(in thousands)	Balance at 3/31/16	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/17
Available for sale securities	(208)	(265)	378	113	(95)
Currency translation adjustment	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	4,683	(5,121)	—	(5,121)	(438)
Interest rate swap	(1,530)	—	1,530	1,530	—
Total	(6,866)	(5,386)	1,908	(3,478)	(10,344)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of income:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended	Affected line item in the
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017	consolidated statements of income
Retiree medical plan	$(1,536)	—	—	—	Interest income and other, net
Realized gains on available for sale securities	404	169	106	582	Interest and other debt costs
Interest rate swap	—	—	—	2,353	Interest and other debt costs
Total pre-tax amounts	(1,132)	169	106	2,935
Tax effect	—	—	—	1,027
Total gains for the period, net of tax	$(1,132)	169	106	1,908

During the year ended March 31, 2017, $1.3 million ($2.4 million pre-tax) of remaining other comprehensive loss related to the interest rate swap, entered into in July 2010 in connection with the September 2010 senior notes offering, was recognized as interest expense in accordance with ASC 815.

(14)	EARNINGS PER SHARE

The components of basic and diluted earnings per share, are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands, except share and per share data)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Net loss available to common shareholders	$(171,517)	(39,266)	(1,646,909)	(660,118)
Weighted average outstanding shares of common stock, basic (A)	26,589,883	21,539,143	47,121,330	47,071,066
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—	—
Weighted average common stock and equivalents	26,589,883	21,539,143	47,121,330	47,071,066

Loss per share, basic (B)	$(6.45)	(1.82)	(34.95)	(14.02)
Loss per share, diluted (C)	$(6.45)	(1.82)	(34.95)	(14.02)
Additional information:
Incremental "in-the-money" options, warrants, and restricted stock awards and units outstanding at the end of the period (D)	5,282,574	7,869,553	—	1,233

(A)

Basic weighted average shares outstanding included 2,547 and 924,125 shares issuable upon the exercise of New Creditor Warrants held by U.S. citizens at December 31, 2018 (Successor) and December 31, 2017 (Successor).

(B)	We calculate “Loss per share, basic” by dividing “Net loss available to common shareholders” by “Weighted average outstanding share of common stock, basic”.
(C)	We calculate “Loss per share, diluted” by dividing “Net loss available to common shareholders” by “Weighted average common stock and equivalents”.
(D)

For the twelve months ended December 31, 2018 and period from August 1, 2017 through December 31, 2017, we also had 5,923,399 and 5,062,089 shares of “out-of- the-money” warrants outstanding at the end of the periods, respectively.

(15)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2018, we had long-term operating leases for office space, automobiles, temporary residences and office equipment.  Aggregate operating lease expenses are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Lease expenses:
Office and other leases	$3,840	1,861	1,697	5,132
Vessel operating leases	—	1,215	6,166	33,766
Total lease expense	$3,840	3,076	7,863	38,898

Future minimum rental commitments under these lease agreements are as follows:

Fiscal year ending (In thousands)	Minimum Rental Commitments
2019	$3,511
2020	2,804
2021	2,501
2022	2,455
2023	1,734
Thereafter	2,495
Total future lease commitments	$15,500

Compensation Commitments

Change of control agreements exist with certain of our officers whereby each receives certain compensation and benefits in the event that their employment is terminated for certain reasons during a one- or two-year protected period following a change in control subsequent to January 1, 2019. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $25 million.

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Legal Proceedings

Arbitral Award for the Taking of Our Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (“ICSID”) have awarded two of our subsidiaries compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by us in prior filings.  The final aggregate award is $58.1 million as of December 31, 2018, and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

We are committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As initial steps, we have had the award recognized and entered as a judgment by each of (a) the United States District Court for the District of Columbia and (b) the High Court of Justice of England and Wales.  Even with the recognition by the courts in the United States and the United Kingdom, we recognize that collection of the award presents significant practical challenges. We are accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

(16)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Other Financial Instruments

We primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. We periodically utilize derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce our exposure to foreign currency exchange risk and interest rate risk. We enter into derivative instruments only to the extent considered necessary to address our risk management objectives and do not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Cash Equivalents. Our cash equivalents, which are securities with maturities less than 90 days, are held in money market funds or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

We did not have any foreign currency spot contracts as of December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, we had no forward contracts outstanding.

The following table provides the fair value hierarchy for our other financial instruments measured as of December 31, 2018:

	Successor
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$327,542	327,542	—	—
Total fair value of assets	$327,542	327,542	—	—

The following table provides the fair value hierarchy for our other financial instruments measured as of December 31, 2017:

	Successor
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$399,322	399,322	—	—
Total fair value of assets	$399,322	399,322	—	—

(17)	GAIN ON DISPOSITION OF ASSETS, NET

We seek opportunities to dispose our older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of our vessels are sold to buyers with whom we do not compete in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions, are as follows:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands, except number of vessels disposed)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Gain (loss) on vessels disposed	$10,935	(163)	509	(102)
Number of vessels disposed	38	11	7	12

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

Included in gain on dispositions of assets, net for the period from April 1, 2017 through July 31, 2017 are amortized gains on sale/leaseback transactions of $3.0 million which reflects gains recognized through the Petition Date of May 17, 2017. Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections. Please refer to Note (4) for additional information regarding our rejection of our sale leaseback vessels in conjunction with the Plan.

Included in gain on dispositions of assets, net for the year ended March 31, 2017 are amortized gains on sale/leaseback transactions of $23.4 million.

(18)SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During calendar year 2018 our Africa/Europe segment was split as a result of management realignment such that our operations in Europe and Mediterranean Sea regions and our West Africa regions are now separately reported segments. As such, we now disclose these new segments as Europe/Mediterranean Sea and West Africa, respectively. Our Americas and Middle East/Asia Pacific segments are not affected by this change. This new segment alignment is consistent with how our chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Prior year amounts have also been recast to conform to the new segment alignment.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our brokered vessels and other miscellaneous marine-related businesses.

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Revenues:
Vessel revenues:
Americas	$118,534	45,784	40,848	239,843
Middle East/Asia Pacific	80,195	39,845	36,313	114,618
Europe/Mediterranean Sea	56,263	19,895	15,466	42,667
West Africa	142,214	66,360	53,970	186,688
	397,206	171,884	146,597	583,816
Other operating revenues	9,314	6,869	4,772	17,795
	$406,520	178,753	151,369	601,611
Vessel operating profit (loss):
Americas	$8,860	(1,599)	(22,549)	18,873
Middle East/Asia Pacific	(4,417)	451	(1,434)	(25,310)
Europe/Mediterranean Sea	(9,359)	(1,497)	(12,680)	(26,733)
West Africa	7,240	2,308	(8,828)	(24,662)
	2,324	(337)	(45,491)	(57,832)
Other operating profit (loss)	3,742	1,614	876	(1,548)
	6,066	1,277	(44,615)	(59,380)

Corporate expenses	(42,972)	(14,989)	(18,246)	(57,845)

Gain on asset dispositions, net	10,624	6,616	3,561	24,099
Impairment of due from affiliate	(20,083)
Asset impairments	(61,132)	(16,777)	(184,748)	(484,727)
Operating loss	(107,497)	(23,873)	(244,048)	(577,853)
Foreign exchange gain (loss)	106	(407)	(3,181)	(1,638)
Equity in net earnings (losses) of unconsolidated companies	(18,864)	2,130	4,786	5,710
Interest income and other, net	11,294	2,771	2,384	5,193
Reorganization items	—	(4,299)	(1,396,905)	—
Loss on debt extinguishment	(8,119)	—	—	—
Interest and other debt costs	(30,439)	(13,009)	(11,179)	(75,026)
Loss before income taxes	$(153,519)	(36,687)	(1,648,143)	(643,614)
Depreciation and amortization:
Americas	$16,047	5,767	13,945	48,814
Middle East/Asia Pacific	11,871	4,716	9,967	40,849
Europe/Mediterranean Sea	11,385	2,794	9,060	26,538
West Africa	16,612	6,067	12,632	44,204
Other	21	827	1,139	4,430
Corporate	2,357	166	704	2,456
	$58,293	20,337	47,447	167,291
Additions to properties and equipment:
Americas	$3,771	144	27	93
Middle East/Asia Pacific	2,982	2,596	1,042	1,612
Europe/Mediterranean Sea	185	—	—	—
West Africa	10,135	195	375	743
Corporate	4,318	6,899	821	28,099
	$21,391	9,834	2,265	30,547
Total assets (B):
Americas	$380,168	164,958	714,891	779,778
Middle East/Asia Pacific	233,611	48,268	424,896	583,385
Europe/Mediterranean Sea	316,524	171,156	597,819	588,519
West Africa	483,234	864,300	1,277,552	1,308,836
Other	7,440	2,443	20,392	21,580
Investments in and advances to unconsolidated companies	1,039	29,216	49,367	45,115
Corporate (C)	405,723	479,254	799,752	863,486
	$1,827,739	1,759,595	3,884,669	4,190,699

(A)

Included in corporate expenses for the twelve months ended December 31, 2018 were $13.2 million of merger and integration costs related to the merger with GulfMark Offshore, Inc. Restructuring-related professional services costs for the five month period from August 1, 2017 through December 31, 2017 are included in reorganization items. Included in corporate general and administrative expenses for the period four month period April 1, 2017 through July 31, 2017 (Predecessor) and year ended March 31, 2017 (Predecessor) were $6.7 million and $29 million of restructuring-related professional service costs, respectively.

(B)

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to our international marine operations in any one country are not material.

(C)

Included in Corporate are vessels currently under construction which had not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. There were no vessels under construction at December 31, 2018. At December 31, 2017 (Successor), July 31, 2017 (Predecessor) and March 31, 2017 (Predecessor), was $9.3 million, $47.5 million and $52.4 million, respectively, of vessel construction costs were included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue:

	Successor				Predecessor
			Period from		Period from
	Twelve Months		August 1, 2017		April 1, 2017		Twelve Months
	Ended		through		through		Ended
	December 31, 2018		December 31, 2017		July 31, 2017		March 31, 2017
Revenue by vessel class: (In thousands):		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue		% of Vessel Revenue
Americas fleet:
Deepwater	$79,791	20%	26,860	16%	21,617	15%	171,334	29%
Towing-supply	29,107	7%	13,835	8%	15,021	10%	56,561	10%
Other	9,636	2%	5,089	3%	4,210	3%	11,948	2%
Total	$118,534	30%	45,784	27%	40,848	28%	239,843	41%
Middle East/Asia Pacific fleet:
Deepwater	$35,479	9%	14,792	9%	13,368	9%	35,526	6%
Towing-supply	44,722	10%	25,053	14%	22,945	16%	79,092	13%
Other	(6)	—	—	—	—	—	—	—
Total	$80,195	20%	39,845	23%	36,313	25%	114,618	19%
Europe/Mediterranean Sea fleet:
Deepwater	$53,134	12%	18,204	10%	11,620	8%	39,492	7%
Towing-supply	3,129	1%	1,691	1%	3,846	3%	2,659	1%
Other	—	—	—	—	—	—	516	<1%
Total	$56,263	13%	19,895	11%	15,466	11%	42,667	8%
West Africa fleet:
Deepwater	$58,641	14%	24,131	13%	18,126	12%	62,882	11%
Towing-supply	68,072	17%	33,806	20%	31,297	21%	100,073	17%
Other	15,501	4%	8,423	5%	4,547	3%	23,733	4%
Total	$142,214	36%	66,360	39%	53,970	36%	186,688	32%
Worldwide fleet:
Deepwater	$227,045	57%	83,987	49%	64,731	44%	309,234	53%
Towing-supply	145,030	37%	74,385	43%	73,109	50%	238,385	41%
Other	25,131	6%	13,512	8%	8,757	6%	36,197	6%
Total	$397,206	100%	171,884	100%	146,597	100%	583,816	100%

The following table discloses our customers that accounted for 10% or more of total revenues:

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Chevron Corporation	15.0%	17.4%	17.5%	16.3%
Freeport McMoRan (A)	—	—	—	11.3%
Saudi Aramco	8.3%	10.1%	11.7%	10.0%

(A)	A significant portion of this customer’s year ended March 31, 2017 revenue was the result of the early termination of a long-term vessel charter contract.

(19)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods, is as follows:

	Successor
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands except per share data)	2018	2018	2018	2018
Year Ended December 31, 2018
Revenues	$91,493	105,601	99,192	110,234
Impairment of due from affiliate included in operating loss	—	—	—	(20,083)
Asset impairments included in operating loss	(6,186)	(1,215)	(16,853)	(36,878)
Operating income (loss)	(12,194)	(140)	(25,086)	(70,077)
Net loss attributable to Tidewater Inc.	(39,172)	(10,940)	(30,896)	(90,509)
Basic loss per share attributable to Tidewater Inc.	$(1.67)	(.44)	(1.16)	(2.83)
Diluted loss per share attributable to Tidewater Inc.	$(1.67)	(.44)	(1.16)	(2.83)

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
(In thousands except per share data)	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017
Revenues	$104,453	74,300	36,263	115,106
Asset impairments included in operating loss	(16,777)	—	(21,325)	(163,423)
Operating income (loss)	(18,091)	(5,782)	(38,674)	(205,374)
Net loss attributable to Tidewater Inc.	(23,573)	(15,693)	(1,122,475)	(524,434)
Basic loss per share attributable to Tidewater Inc.	$(1.02)	(.81)	(23.82)	(11.13)
Diluted loss per share attributable to Tidewater Inc.	$(1.02)	(.81)	(23.82)	(11.13)

(20)	ASSET IMPAIRMENTS

The table below summarizes the number of vessels and ROVs impaired, the amount of impairment incurred and the combined fair value of the assets after having recorded the impairment charges.

	Successor		Predecessor
		Period from	Period from
	Twelve Months	August 1, 2017	April 1, 2017	Twelve Months
	Ended	through	through	Ended
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	March 31, 2017
Number of vessels impaired during the period	56	5	79	132
Number of ROVs impaired during the period	—	—	—	8
Amount of impairment incurred (A)	$61,132	$16,777	184,748	484,727

(A)

The twelve months ended December 31, 2018, the period August 1, 2017 through December 31, 2017 and the twelve months ended March 31, 2017 included $3.5 million, $2.3 million and $2.2 million respectively, of impairments related to inventory and other non-vessel assets. There were no impairments to non-vessel assets during the period April 1, 2017 through July 31, 2017.

Impairments incurred since July 2017 are the result of our customers' reduction in offshore exploration and production expenditures caused by the ongoing and sustained low levels of crude oil and natural gas prices as well as our efforts to reduce the oversupply of vessels which currently exists in the offshore supply vessel market through the scrapping of vessels.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(21)	TRANSITION PERIOD DATA

The following table presents certain financial information for the nine-month periods ended December 31, 2017 and 2016, respectively:

	Successor	Predecessor

	Period from	Period from	Nine month
	August 1, 2017	April 1, 2017	period ended
	through	through	December 31, 2016
(In thousands, except share and per share data)	December 31, 2017	July 31, 2017	(unaudited)
Revenues	$178,753	151,369	440,862
Operating loss	(23,873)	(244,048)	(508,513)
Loss before income taxes	(36,687)	(1,648,143)	(558,359)
Income tax (benefit) expense	2,039	(1,234)	4,680
Net loss attributable to Tidewater Inc.	(39,266)	(1,646,909)	(565,263)
Basic loss per common share	(1.82)	(34.95)	(12.01)
Diluted loss per common share	(1.82)	(34.95)	(12.01)
Weighted average common shares outstanding	21,539,143	47,121,330	47,067,887
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted average common shares outstanding	21,539,143	47,121,330	47,067,887

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
Year Ended March 31, 2017 (Predecessor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$11,450	5,348	633		16,165
Period from April 1, 2017 through July 31, 2017 (Predecessor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$16,165	—	16,165	(A)	—
Period from August 1, 2017 through December 31, 2017 (Successor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$—	1,800	—		1,800
Year Ended December 31, 2018 (Successor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$1,800	900	—		2,700

(A)	Approximately $15.4 million was deducted from the allowance for doubtful accounts in conjunction with the application of fresh-start accounting upon emergence from Chapter 11 bankruptcy.