Form 10-Q
period 2019-03-31
TIDEWATER INC
filed 2019-05-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ Emerging Growth Company ☐	Smaller reporting company ☐

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	TDW	New York Stock Exchange
Series A Warrants to purchase shares of common stock	TDW.WS.A	New York Stock Exchange
Series B Warrants to purchase shares of common stock	TDW.WS.B	New York Stock Exchange
Warrants to purchase shares of common stock	TDW.WS	NYSE American

37,514,259 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 26, 2019.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	March 31,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$391,060	371,791
Restricted cash	6,975	25,953
Trade and other receivables, net	112,853	111,266
Due from affiliates	119,049	132,951
Marine operating supplies	29,337	29,505
Other current assets	14,844	11,836
Total current assets	674,118	683,302
Investments in, at equity, and advances to unconsolidated companies	774	1,039
Properties and equipment, net	1,065,297	1,089,857
Deferred drydocking and survey costs	30,602	22,215
Other assets	38,507	31,326
Total assets	$1,809,298	1,827,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,739	31,939
Accrued costs and expenses	56,025	61,784
Due to affiliates	40,245	34,972
Current portion of long-term debt	9,957	8,568
Other current liabilities	20,115	21,092
Total current liabilities	156,081	158,355
Long-term debt	427,436	430,436
Other liabilities	98,096	94,025

Contingencies (Note 9)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 37,381,954 and 36,978,280 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37	37
Additional paid-in capital	1,356,436	1,352,388
Accumulated deficit	(232,514)	(210,783)
Accumulated other comprehensive income	2,194	2,194
Total stockholders’ equity	1,126,153	1,143,836
Noncontrolling interests	1,532	1,087
Total equity	1,127,685	1,144,923
Total liabilities and equity	$1,809,298	1,827,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Vessel revenues	$119,662	87,494
Other operating revenues	2,487	3,999
Total revenues	122,149	91,493
Costs and expenses:
Vessel operating costs	82,203	61,364
Costs of other operating revenues	764	2,474
General and administrative	27,140	23,565
Depreciation and amortization	22,932	12,017
Gain on asset dispositions, net	(1,270)	(1,919)
Asset impairments	—	6,186
Total operating costs and expenses	131,769	103,687
Operating loss	(9,620)	(12,194)
Other income (expense):
Foreign exchange loss	(508)	(348)
Equity in net losses of unconsolidated companies	(62)	(15,439)
Interest income and other, net	2,470	(128)
Interest and other debt costs, net	(7,736)	(7,599)
Total other income (expense)	(5,836)	(23,514)
Loss before income taxes	(15,456)	(35,708)
Income tax expense	5,830	3,321
Net loss	$(21,286)	(39,029)
Less: Net income attributable to noncontrolling interests	445	143
Net loss attributable to Tidewater Inc.	$(21,731)	(39,172)
Basic loss per common share	$(0.58)	(1.67)
Diluted loss per common share	$(0.58)	(1.67)
Weighted average common shares outstanding	37,179	23,425
Dilutive effect of stock options and restricted stock	—	—
Adjusted weighted average common shares	37,179	23,425

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(21,286)	(39,029)
Other comprehensive income:
Unrealized losses on available for sale securities, net of tax of $61	—	(299)
Total comprehensive loss	$(21,286)	(39,328)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities:
Net loss	$(21,286)	(39,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,034	11,380
Amortization of deferred drydocking and survey costs	3,898	638
Amortization of debt premium and discounts	(505)	(443)
Provision for deferred income taxes	169	—
Gain on asset dispositions, net	(1,270)	(1,919)
Asset impairments	—	6,186
Changes in investments in, at equity, and advances to unconsolidated companies	265	15,713
Compensation expense - stock-based	5,627	2,956
Changes in assets and liabilities, net:
Trade and other receivables	(2,204)	(1,662)
Changes in due to/from affiliate, net	19,175	1,083
Accounts payable	(2,200)	7,284
Accrued costs and expenses	(5,626)	845
Cash paid for deferred drydocking and survey costs	(12,285)	(8,860)
Other, net	(5,949)	(156)
Net cash used in operating activities	(3,157)	(5,984)
Cash flows from investing activities:
Proceeds from sales of assets	9,651	9,492
Additions to properties and equipment	(3,116)	(1,677)
Net cash provided by investing activities	6,535	7,815
Cash flows from financing activities:
Principal payments on long-term debt	(1,509)	(1,471)
Payments to General Unsecured Creditors	—	(8,377)
Taxes on share based awards	(1,578)	—
Other	—	1
Net cash used in financing activities	(3,087)	(9,847)
Net change in cash, cash equivalents and restricted cash	291	(8,016)
Cash, cash equivalents and restricted cash at beginning of period	397,744	453,335
Cash, cash equivalents and restricted cash at end of period	$398,035	445,319
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,319	8,152
Income taxes	$4,415	6,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	loss	interest	Total
Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(21,731)	—	445	(21,286)
Issuance of common stock from exercise of warrants	—	1	—	—	—	1
Amortization/cancellation of restricted stock units	—	4,047	—	—	—	4,047
Balance at March 31, 2019	$37	1,356,436	(232,514)	2,194	1,532	1,127,685

Balance at December 31, 2017	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(39,172)	(299)	143	(39,328)
Stock option expense	—	(98)	—	—	—	(98)
Issuance of common stock	2	—	—	—	—	2
Amortization of restricted stock units	—	2,961	—	—	—	2,961
Balance at March 31, 2018	$24	1,061,983	(78,438)	(446)	2,358	985,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

The unaudited condensed consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. We use the equity method to account for equity investments over which we exercise significant influence but do not exercise control and are not the primary beneficiary. Unless otherwise specified, all per share information included in this document is on a diluted earnings per share basis.

On November 15, 2018 (the Merger Date), we completed our business combination with GulfMark Offshore, Inc. (GulfMark) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the quarter ended March 31, 2019 include GulfMark’s operations while our balances and results for the quarter ended March 31, 2018 do not include GulfMark’s operations.

(2)	ACCOUNTING PRONOUNCEMENTS

We adopted Accounting Standards Update (ASU) No. 2016-02 - Leases (Topic 842), as amended, as of January 1, 2019.  We adopted this guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. We applied the practical expedient available in this guidance, which allows us not to restate prior year balances.  Adoption of the new standard resulted in the recording of right of use assets and lease liabilities as of January 1, 2019 of approximately $5.0 million and $5.4 million, respectively. The adoption of the new standard did not result in an adjustment to retained earnings. The standard did not impact our consolidated net earnings and had no impact on cash flows. We elected not to reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing lease and (iii) initial direct costs for existing leases. Refer to Note (4) for further details.

As a lessor our recognition of vessel and other operating revenues remains consistent with previous guidance under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606).   In July 2018, the FASB issued guidance codified in Accounting Standards Update 2018-11, Leases – Targeted Improvements (ASU 2018-11).  ASU 2018-11 provides a practical expedient, which allows lessors to combine the lease component with the related non-lease component if both the timing and pattern of transfer are the same for the lease and non-lease component and if the lease component would be classified as an operating lease.  The single combined component is accounted for under the leasing standard if the lease component is the predominant component and is accounted for under ASC 606 if the non-lease component is the predominant component. We elected this practical expedient to combine our lease and non-lease components for all classes of underlying assets and expect to account for the combined component under ASC 606 for revenue contracts qualifying for this practical expedient because we have concluded that the non-lease component is the predominant component in our current revenue contracts. The lease components are the vessels leased to our customers. The non-lease components consist of the services provided by the crews manning the vessels. These initial conclusions will continue to be assessed on an ongoing basis for future revenue contracts with customers.

(3)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2019, we had $2.1 million of deferred mobilization costs included within other current assets and $0.3 million of deferred mobilization revenue included within other current liabilities.

The table below summarizes the revenue expected to be recognized in future quarters related to unsatisfied performance obligations as of March 31, 2019:

	For the three months ended
(In thousands)	June 30, 2019	September 30, 2019	Total
Deferred mobilization revenue	$136	137	273

(4)	LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment. Contracts containing assets that we benefit from and control are recognized on our balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We combine the lease and non-lease components for all of our lease agreements.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to ten years.  The exercise of lease renewal options is at our sole discretion, and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements do not contain any residual value guarantees or restrictive covenants or options to purchase the leased property.

Leases (In thousands)	Classification	March 31, 2019
Assets:
Operating	Other assets	$4,638
Liabilities:
Current
Operating	Other current liabilities	658
Noncurrent
Operating	Other liabilities	4,419
Total lease liabilities		$5,077

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that began prior to that date.

		Three Months Ended
Lease costs (In thousands)	Classification	March 31, 2019
Operating lease costs	General and administrative	$662
Short-term leases	General and administrative	454
Variable lease costs	General and administrative	334
Sublease income	General and administrative	(2)
Net lease cost		$1,448

Our variable lease payments consist primarily of shared operating costs recognized over the term of the lease.

Maturity of lease liabilities (In thousands)	Operating leases
2019	$1,085
2020	1,227
2021	1,188
2022	997
2023	748
After 2023	1,217
Total lease payments	$6,462
Less: Interest	1,385
Present value of lease liabilities	$5,077

Lease term and discount rate	March 31, 2019

Weighted average remaining lease term in years	4.5

Weighted average discount rate	7.0%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.3 million.  Right-of-use assets obtained in exchange for operating lease obligations were $0.5 million for the three months ended March 31, 2019.

Lease expense for the three months ended March 31, 2019 was $1.1 million comprised primarily of office and other leases.  Future minimum rental commitments under these leases as of December 31, 2018 are as follows:

Minimum
Year ending (In thousands)	rental commitments
2019	$3,511
2020	2,804
2021	2,501
2022	2,455
2023	1,734
After 2023	2,495
Total lease payments	$15,500

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax for the quarters ended March 31, 2019 and 2018 are as follows:

	For the three months ended March 31, 2019					For the three months ended March 31, 2018
	Balance	Gains/(losses)	Reclasses	Net	Remaining	Balance	Gains/(losses)	Reclasses	Net	Remaining
	at	recognized	from OCI to	period	balance	at	recognized	from OCI to	period	balance
(In thousands)	12/31/18	in OCI	net income	OCI	3/31/19	12/31/17	in OCI	net income	OCI	3/31/18
Available for sale securities	—	—	—	—	—	256	(660)	361	(299)	(43)
Pension/Post- retirement benefits	2,194	—	—	—	2,194	(403)	—	—	—	(403)
Total	2,194	—	—	—	2,194	(147)	(660)	361	(299)	(446)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the quarters ended March 31, 2019 and 2018:

	Three Months	Three Months
	Ended	Ended	Affected line item in the condensed
(In thousands)	March 31, 2019	March 31, 2018	consolidated statements of operations
Realized gains on available for sale securities	$—	361	Interest income and other, net
Tax effect	—	—
Total gains for the period, net of tax	$—	361

Dilutive Equity Instruments

We had 4,327,358 and 6,255,686 incremental "in-the-money" warrants and restricted stock awards and units at March 31, 2019 and 2018, respectively.

Basic weighted average shares outstanding includes 0 and 108,044 shares issuable upon the exercise of New Creditor Warrants held by U.S. citizens at March 31, 2019 and 2018, respectively. Common shares and new creditor warrants and the sum of common shares and New Creditor Warrants outstanding at March 31, 2019 and 2018 were 37,381,954, 4,117,258, 41,499,212 and  23,988,075, 6,021,696, 30,009,771, respectively.

For the three months ended March 31, 2019 and 2018, we also had 5,923,399 and 5,062,089 shares of “out-of- the-money” warrants outstanding at the end of each period, respectively.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter ended March 31, 2019, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2018, our balance sheet reflected approximately $104.9 million of net deferred tax assets with a valuation allowance of $106.4 million. As of March 31, 2019, we had net deferred tax assets of approximately $109.1 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $110.7 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2013. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Due from related parties:
Sonatide (Angola)	$92,202	109,176
DTDW (Nigeria)	26,847	23,775

Due to related parties:
Sonatide (Angola)	$29,611	29,347
DTDW (Nigeria)	10,634	5,625

Due from related parties, net of due to related parties	$78,804	97,979

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide.

Three Months
Ended
(In thousands)	March 31, 2019
Due from Sonatide at beginning of quarter	$109,176
Revenue earned by the company through Sonatide	15,387
Less amounts received from Sonatide	(25,285)
Less amounts used to offset Due to Sonatide obligations (A)	(6,021)
Other	(1,055)
Total due from Sonatide at end of quarter	$92,202

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The obligation to us from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared

After offsetting the amounts due to Sonatide, the net amount due from Sonatide was approximately $63 million. Sonatide had approximately $50 million of cash on hand (approximately $20 million denominated in Angolan kwanzas) at March 31, 2019 plus approximately $14 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for potential impairment based on available liquidity held by Sonatide.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on behalf of us.

Three Months
Ended
(In thousands)	March 31, 2019
Due to Sonatide at beginning of quarter	$29,347
Plus commissions payable to Sonatide	1,475
Plus amounts paid by Sonatide on behalf of the company	5,364
Less amounts used to offset Due from Sonatide obligations (A)	(6,037)
Other	(538)
Total due to Sonatide at end of quarter	$29,611

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for company vessels chartered in Angola. In addition, Sonatide owns three vessels (one of which is currently stacked) that may generate operating income and cash flow.

Company operations in Angola

For the three months ended March 31, 2019, our Angolan operations generated vessel revenues of approximately $15 million, or 13%, of our consolidated vessel revenue, from an average of approximately 35 company-owned vessels that are marketed through the Sonatide joint venture (14 of which were stacked on average during the three months ended March 31, 2019). For the three months ended March 31, 2018, our Angolan operations generated vessel revenues of approximately $14 million, or 16%, of our consolidated vessel revenue, from an average of approximately 40 company-owned vessels that are marketed through the Sonatide joint venture (18 of which were stacked on average during the three months ended March 31, 2018).

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. We did not contribute to the pension plan during the quarters ended March 31, 2019 and 2018, and are not required to contribute to the pension plan during the remaining quarters of calendar year 2019; however, we may, at our discretion, make contributions to the plan in order to manage our plan expenses.

Supplemental Executive Retirement Plan

We also support a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. Effective March 4, 2010, the supplemental plan was closed to new participants. The supplemental plan is a non-qualified plan and, as such, we are not required to make contributions to the supplemental plan. We contributed an immaterial amount to the supplemental plan during the quarters ended March 31, 2019 and 2018, and do not expect contributions  to the supplemental plan to be material during the remaining quarters of 2019. Our obligations under the supplemental plan were $20.5 million and $21.4 million as of March 31, 2019 and December 31, 2018, respectively and are included in “accrued costs and expenses” and “other liabilities” on the consolidated balance sheet.

Other Defined Benefit Pension Plans

We also have defined benefit pension plans that covers certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. We did not contribute to the Norwegian defined benefit pension plans during the quarters ended March 31, 2019 and 2018, respectively and we do not expect to make any contributions during the remainder of calendar year 2019.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2019	March 31, 2018
Pension Benefits:
Service cost	$56	30
Interest cost	932	902
Expected return on plan assets	(563)	(483)
Administrative expenses	10	1
Amortization of net actuarial losses	72	—
Net periodic pension cost	$507	450

(9)DEBT

The following is a summary of all debt outstanding at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(In thousands)	2019	2018
Secured notes:
8.00% Senior secured notes due August 2022 (Secured Notes) (A) (B)	$349,794	349,954
Troms Offshore borrowings (C):
NOK denominated notes due May 2024	12,383	12,241
NOK denominated notes due January 2026	22,527	22,988
USD denominated notes due January 2027	21,502	22,116
USD denominated notes due April 2027	24,157	24,157
	$430,363	431,456
Debt premiums and discounts, net	7,030	7,548
Less: Current portion of long-term debt	(9,957)	(8,568)
Total long-term debt	$427,436	430,436

(A)	As of March 31, 2019 and December 31, 2018 the fair value (Level 2) of the Secured Notes was $360.4 million and $359.4 million, respectively.

(B)

In December 2018, we commenced an offer to repurchase up to $25.4 million of the Secured Notes. In January 2019, we repurchased $160,000 of the Secured Notes in accordance with this tender offer obligation. The $7.0 million restricted cash on the balance sheet at March 31, 2019, represents proceeds from asset sales since the date of the December 2018 tender offer and is restricted as of that date by the terms of the Indenture.

(C)

We pay principal and interest on these notes semi-annually.  As of March 31, 2019 and December 31, 2018, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $80.6 million and $81.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of March 31, 2019 was 5.00%.

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

(10)	COMMITMENTS AND CONTINGENCIES

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Arbitral Award for the Taking of Our Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (ICSID) have awarded two of our subsidiaries compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by us in prior filings.  The final aggregate award is $58.7 million as of March 31, 2019 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

We are committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As initial steps, we have had the award recognized and entered as a judgment by each of (a) the United States District Court for the District of Columbia and (b) the High Court of Justice of England and Wales. In April 2019, we had the District of Columbia judgment entered in the United States District Court for the District of Delaware. Even with the recognition by the courts in the United States and the United Kingdom, we recognize that collection of the award presents significant practical challenges. We are accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved, in accordance with ASC 450 Contingencies.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

(11)	FAIR VALUE MEASUREMENTS

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. We periodically utilize derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce our exposure to foreign currency exchange risk and interest rate risk. We enter into derivative instruments only to the extent considered necessary to address our risk management objectives and do not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Cash Equivalents.  Our cash equivalents, which are securities with maturities less than 90 days, are held in money market funds, commercial paper or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. As of March 31, 2019 and December 31, 2018, we had $346.6 and $327.5 million of cash equivalents.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

For disclosures related to assets and liabilities measured at fair value on a nonrecurring basis refer to Note (14).

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

A summary of other current assets at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Deposits	$1,370	1,413
Prepaid expenses and other	13,474	10,423
	$14,844	11,836

A summary of properties and equipment at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Properties and equipment:
Vessels and related equipment	$1,137,591	1,144,028
Other properties and equipment	7,898	7,455
	1,145,489	1,151,483
Less accumulated depreciation and amortization	80,192	61,626
Properties and equipment, net	$1,065,297	1,089,857

A summary of other assets at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Recoverable insurance losses	$4,673	4,056
Investments held for supplemental savings plan accounts	5,149	4,807
Long-term deposits	17,666	16,848
Deferred tax asset	395	395
Right of use asset (A)	4,638	—
Other	5,986	5,220
	$38,507	31,326

(A)	Refer to Note (4).

A summary of accrued cost and expenses at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Payroll and related payables	$17,126	17,447
Commissions payable (B)	2,320	1,990
Accrued vessel expenses	28,223	29,534
Accrued interest expense	5,915	5,985
Other accrued expenses	2,441	6,828
	$56,025	61,784

(B)	Excludes $29.4 million and $28.0 million of commissions due to Sonatide at March 31, 2019 and December 31, 2018,

respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Taxes payable	$13,947	13,167
Lease liability - operating (C)	658	—
Accrued property and liability losses	818	2,726
Other	4,692	5,199
	$20,115	21,092

(C)	Refer to Note (4).

A summary of other liabilities at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Pension liabilities	$33,020	33,124
Liability for uncertain tax positions	44,341	43,790
Deferred tax liability	2,082	1,913
Lease liability - operating (D)	4,419	—
Accrued property and liability losses	4,008	4,123
Other	10,226	11,075
	$98,096	94,025

(D)	Refer to Note (4).

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the quarters ended March 31, 2019 and 2018. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to brokered vessels and other miscellaneous marine-related businesses.

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2019	March 31, 2018
Revenues:
Vessel revenues:
Americas	$35,279	26,081
Middle East/Asia Pacific	20,456	18,388
Europe/Mediterranean Sea	28,558	9,623
West Africa	35,369	33,402
Other operating revenues	2,487	3,999
	$122,149	91,493
Vessel operating profit (loss) (A):
Americas	$(1,030)	4,911
Middle East/Asia Pacific	(1,162)	(2,253)
Europe/Mediterranean Sea	(3,317)	(3,554)
West Africa	8,115	(1,753)
Other operating profit	1,704	1,506
	4,310	(1,143)
Corporate expenses (A) (B)	(15,200)	(6,784)
Gain on asset dispositions, net	1,270	1,919
Asset impairments (C)	—	(6,186)
Operating loss	$(9,620)	(12,194)
Depreciation and amortization:
Americas	$6,261	3,313
Middle East/Asia Pacific	4,450	2,769
Europe/Mediterranean Sea	7,446	1,804
West Africa	4,444	4,026
Other	5	5
Corporate	326	100
	$22,932	12,017
Additions to properties and equipment:
Americas	$398	1,037
Middle East/Asia Pacific	1,459	423
Europe/Mediterranean Sea	121	—
West Africa	243	1
Corporate	895	216
	$3,116	1,677

(A)

Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning on January 1, 2019 our management elected to modify that process in order to better analyze costs and better align the policies of the two combined companies such that all costs related to those previously allocated functions will remain as corporate general and administrative expenses. This change is reflected in the table above for the three month period ended March 31, 2019.

(B)	Included in corporate expenses for the three months ended March 31, 2019 were $3.7 million of merger and integration costs related to the business combination with GulfMark.

(C)	Refer to Note (14) for additional information regarding asset impairment charges.

The following table provides a comparison of total assets at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(In thousands)	2019	2018
Total assets:
Americas	$363,229	380,168
Middle East/Asia Pacific	241,576	233,611
Europe/Mediterranean Sea	413,330	316,524
West Africa	397,923	483,234
Other	3,096	7,440
Investments in, at equity, and advances to unconsolidated companies	774	1,039
Corporate	389,370	405,723
	$1,809,298	$1,827,739

(14)	ASSET IMPAIRMENTS

The below table summarizes impairments during the quarters ended March 31, 2019 and 2018, along with the amount of impairment.

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Number of vessels impaired in the period	—	13
Amount of impairment incurred	$—	6,186

As of March 31, 2019, we performed an evaluation to determine whether conditions existed that would indicate potential impairment in the value of our assets. Our evaluation did not indicate any indicators of impairment that would require us to perform additional analyses and, consequently, we have recorded no impairment charges in the three months ended March 31, 2019.

(15)RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon duplicate office facilities in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland.  These closures resulted in a fourth quarter 2018 $5.5 million lease exit charge and a $1.8 million severance charge for employees at these duplicate locations.

Activity for the lease exit and severance liabilities for the three months ended March 31, 2019 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2018	$6,468	285	6,753
Charges	—	3,651	3,651
Cash payments	(844)	(3,253)	(4,097)
Balance at March 31, 2019	$5,624	683	6,307

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q including in Item 1A. “Risk Factors” and include, without limitation, the risk that the cost savings and any other synergies from the business combination with GulfMark Offshore, Inc. (the “business combination”) may not be fully realized or may take longer to realize than expected; disruptions from the business combination making it more difficult to maintain relationships with customers, employees or suppliers; the possibility of litigation related to the business combination; the diversion of management’s time from day-to-day operations due to the business combination; incurrence of substantial transaction-related costs associated with the business combination; the possibility of unanticipated costs being incurred to effectuate the integration; new accounting policies and our consolidation activities; fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control.  Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Item 1A included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on February 28, 2019, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Quarterly Report on Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update independently verify such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

On July 31, 2017, we successfully emerged from Chapter 11 bankruptcy proceedings and adopted fresh-start accounting. Refer to Notes (4) and (5) of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on our Chapter 11 bankruptcy and emergence and the adoption of fresh-start accounting.

At March 31, 2019, we owned or chartered 241 vessels with an average age of 10.4 years (excluding four joint venture vessels, but including 71 stacked vessels) available to serve the global energy industry. The average age of our 170 active vessels at March 31, 2018 is 9.6 years.

On November 15, 2018 (the “Merger Date”), we completed our merger with GulfMark Offshore, Inc. (“GulfMark”) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the quarter ended March 31, 2019 include GulfMark’s operations while our balances and results for the quarter ended March 31, 2018 do not include GulfMark’s operations.

Principal Factors That Drive Our Results

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on current and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce crude oil and natural gas reserves.

Our revenues in all segments are driven primarily by our fleet size, vessel utilization and day rates. Because a sizeable portion of our operating and depreciation costs do not change proportionally with changes in revenue, our operating profit is largely dependent on revenue levels.

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, our newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies, though a weaker offshore energy market should somewhat mitigate any potential inflation of crew costs.

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

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. We also incur vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs, satellite communication fees, agent fees, port fees and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-United States operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

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

Refer to Note (7) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Sonatide joint venture.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil causing an industry-wide downturn that continues into 2019.  Beginning in late 2014, oil prices declined significantly from early year levels of over $100 per barrel. Prices continued to decline throughout 2015 and into 2016, reaching a low of less than $30 per barrel in the first quarter of 2016.  Prices began to recover over the remainder of 2016, increasing to over $50 per barrel by year end.  Prices are subject to significant uncertainty and continue to be volatile, declining again in early 2017, recovering to over $60 per barrel in January 2018 and then declining again to below $50 per barrel by late 2018. In 2019, prices have moved up again to over $60 per barrel for West Texas Intermediate and above $70 per barrel for Brent Crude. The downturn of the last few years coupled with volatility in pricing has significantly impacted the operational plans for exploration and production companies, resulting in reduced expenditures for exploration and production activities, and consequently has adversely affected the drilling and support service industry.  The ongoing and sustained decline in the price of oil that began in 2014 has materially and adversely affected our results of operations. These lower commodity prices have negatively impacted our revenues, earnings and cash flows, and further sustained low oil and natural gas prices could have a material adverse effect on our liquidity.

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

Results of Operations

Revenues earned for the quarter ended March 31, 2019 and the quarter ended March 31, 2018 were $122.1 million and $91.5 million, respectively. Quarterly revenues have increased as compared to the comparable quarter of the prior year primarily as a result of the business combination with GulfMark. Incremental revenues as a result of this business combination for the quarter ended March 31, 2019 were $25.5 million.

Vessel operating costs for the quarters ended March 31, 2019 and 2018 were $82.2 million and $61.4 million, respectively. Incremental vessel operating costs as a result of the GulfMark business combination for the quarter ended March 31, 2019 were $18.2 million.

Depreciation expense for the quarter ended March 31, 2019 and the quarter ended March 31, 2018 was $22.9 million and $12.0 million, respectively. Depreciation expense was higher in the current quarter because of an $8.1 million increase as a result of the GulfMark business combination and a $3.3 million increase in amortization of deferred drydocking and survey costs.

General and administrative expenses for the quarter ended March 31, 2019 and the quarter ended March 31, 2018 were $27.1 million and $23.6 million, respectively. General and administrative expenses increased during the quarter ended March 31, 2019 as compared to the comparable period of the prior year and included incremental GulfMark general and administrative costs of $3.8 million and severance and similar costs of $3.7 million related to the integration of the two companies which were partially offset by the company’s continuing efforts to further streamline shore based-operations.

Included in gain on asset dispositions, net for the quarter ended March 31, 2019, are $1.3 million of net gains from the sale of 16 vessels and other assets. During the quarter ended March 31, 2018, we recognized net gains of $1.9 million related to the sale of 20 vessels and other assets.

During the quarter ended March 31, 2019 and 2018, we recognized foreign exchange losses of $0.5 million and $0.3 million, respectively. These foreign exchange losses were primarily the result of the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation and amortization expense, gains on asset dispositions, net and asset impairments) by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(In thousands)		%		%
Vessel revenues:
Americas	$35,279	29%	26,081	30%
Middle East/Asia Pacific	20,456	17%	18,388	21%
Europe/Mediterranean Sea	28,558	24%	9,623	11%
West Africa	35,369	30%	33,402	38%
Total vessel revenues	$119,662	100%	87,494	100%
Vessel operating costs:
Americas:
Crew costs	$17,099	49%	9,093	35%
Repair and maintenance	3,619	10%	1,730	6%
Insurance and loss reserves	741	2%	(551)	(2%)
Fuel, lube and supplies	2,445	7%	1,618	6%
Other	2,772	8%	406	2%
	26,676	76%	12,296	47%
Middle East/Asia Pacific:
Crew costs	$8,627	42%	8,108	44%
Repair and maintenance	1,581	8%	1,463	8%
Insurance and loss reserves	589	3%	(150)	(1%)
Fuel, lube and supplies	2,335	11%	2,339	13%
Other	1,733	9%	2,742	15%
	14,865	73%	14,502	79%
Europe/Mediterranean Sea:
Crew costs	$13,059	46%	4,991	52%
Repair and maintenance	2,578	9%	1,578	16%
Insurance and loss reserves	561	2%	110	1%
Fuel, lube and supplies	1,891	7%	1,810	19%
Other	2,994	10%	1,606	17%
	21,083	74%	10,095	105%
West Africa:
Crew costs	$9,360	26%	12,032	36%
Repair and maintenance	1,923	5%	2,933	9%
Insurance and loss reserves	287	1%	(480)	(2%)
Fuel, lube and supplies	2,674	8%	3,245	10%
Other	5,335	15%	6,741	20%
	19,579	55%	24,471	73%
Vessel operating costs:
Crew costs	$48,145	40%	34,224	39%
Repair and maintenance	9,701	8%	7,704	9%
Insurance and loss reserves	2,178	2%	(1,071)	(1%)
Fuel, lube and supplies	9,345	8%	9,012	10%
Other	12,834	11%	11,495	13%
Total vessel operating costs	$82,203	69%	61,364	70%

Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning on January 1, 2019 our management elected to modify that process in order to better analyze costs and better align the policies of the two combined companies such that all costs related to those previously allocated functions will remain as corporate general and administrative expenses.  This change is reflected in the tables below for the three month period ended March 31, 2019.

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the quarters ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(In thousands)		%		%
Segment general and administrative expenses:
Americas	$3,371	10%	5,561	21%
Middle East/Asia Pacific	2,302	11%	3,370	18%
Europe/Mediterranean Sea	3,346	12%	1,278	13%
West Africa	3,233	9%	6,658	20%
Total segment general and administrative expenses	$12,252	10%	16,867	19%

The following table presents segment depreciation expense by our four geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total segment depreciation expense and the related total segment depreciation expense as a percentage of total vessel revenues:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(In thousands)		%		%
Segment depreciation expense:
Americas	$6,261	18%	3,313	13%
Middle East/Asia Pacific	4,450	22%	2,769	15%
Europe/Mediterranean Sea	7,446	26%	1,804	19%
West Africa	4,444	13%	4,026	12%
Total segment depreciation expense	$22,601	19%	11,912	14%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the quarters ended March 31, 2019 and 2018:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(In thousands)		%		%
Vessel operating profit (loss):
Americas	$(1,030)	(1%)	4,911	5%
Middle East/Asia Pacific	(1,162)	(1%)	(2,253)	(2%)
Europe/Mediterranean Sea	(3,317)	(3%)	(3,554)	(4%)
West Africa	8,115	7%	(1,753)	(2%)
Other operating profit (loss)	1,704	1%	1,506	2%
	4,310	3%	(1,143)	(1%)
Corporate expenses (A)	(15,200)	(12%)	(6,784)	(7%)
Gain on asset dispositions, net	1,270	1%	1,919	2%
Asset impairments	—	—	(6,186)	(7%)
Operating loss	$(9,620)	(8%)	(12,194)	(13%)

(A)	Included in corporate expenses for the three months ended March 31, 2019, were $3.7 million of merger and integration costs related to the business combination with GulfMark.

Results for three months ended March 31, 2019 compared to March 31, 2018

Americas Segment Operations. Vessel revenues in the Americas segment increased 35%, or $9.2 million, during the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018. This increase is the result of the twelve average active additional vessels added to the fleet resulting from the GulfMark business combination. Overall Americas segment utilization increased from 42.7% during the first quarter of 2018 to 48.4% during the first quarter of 2019, however, average day rates during these same periods decreased 21% which is generally reflective of a greater portion of the segment’s vessels contracted at current prevailing day rates which are lower than those experienced during the first quarter of 2018.

Operating loss for the Americas segment for the quarter ended March 31, 2019, was $1.0 million and operating profit for the quarter ended March 31, 2018, was $4.9 million. The decreases in operating income is primarily related to the increase in vessel operating costs primarily related to requirements for increased local crewing on vessels operating in Brazil and additional vessels working in the US Gulf, some of which required additional repairs and maintenance during the March 2019 quarter. For the quarter ended March 31, 2019, incremental increases related to the addition of GulfMark vessels to the Americas fleet included vessel operating expenses of $6.8 million, depreciation of $2.4 million and general and administrative expenses of $0.1 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 11%, or $2.1 million, during the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018. The Middle East/Asia Pacific vessel fleet increased by one active vessel on a net basis and three active vessels were incrementally added to the area as a result of the business combination with GulfMark. Middle East/Asia Pacific segment utilization increased from 44.9% during the first quarter of 2018 to 61.5% during the first quarter of 2019, however, average day rates during these same periods decreased 11%. Operating loss for the Middle East/Asia Pacific segment decreased 48%, or $1.1 million for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. The reduction in the operating loss was primarily related to the increase in revenues which was partially offset by increases in vessel costs and depreciation primarily related to the additional incremental GulfMark vessels.

For the quarter ended March 31, 2019, incremental increases related to the addition of GulfMark vessels to the Middle East/Asia Pacific vessel fleet included vessel operating expenses of $1.2 million, depreciation of $0.7 million and general and administrative expenses of $0.4 million. Overall reductions to general and administrative expenses were primarily attributable to our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues in the Europe/Mediterranean Sea segment increased 197%, or $18.9 million, during the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018. The Europe/Mediterranean Sea vessel fleet increased by 18 active vessels on a net basis, 15 of which were incrementally added to the area as a result of the business combination with GulfMark. Europe/Mediterranean Sea segment utilization increased modestly from 57.1% during the first quarter of 2018 to 60.1% during the first quarter of 2019, and average day rates during these same periods also increased 23%. These increases in vessels, utilization and day rates are due to the increasing demand for vessels in the North Sea and Mediterranean. Operating loss for the Europe/Mediterranean Sea segment decreased 7%, or $0.2 million for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018.

For the quarter ended March 31, 2019, incremental increases related to the addition of GulfMark vessels to the Europe/Mediterranean Sea vessel fleet included vessel operating expenses of $10.2 million, depreciation of $4.8 million and general and administrative expenses of $1.9 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 6%, or $2.0 million, during the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018. The West Africa vessel fleet decreased by one active vessel during the comparative periods. West Africa segment utilization increased from 42.2% during the first quarter of 2018 to 49.4% during the first quarter of 2019, and average day rates increased slightly during these same periods. These increases in revenue was generally due to the mix of higher spec vessels working in the segment and more spot market activity in the first quarter of 2019 as compared to the first quarter of 2018.

Operating profit for the West Africa segment for the quarter ended March 31, 2019, was $8.1 million, and the operating loss for the quarter ended March 31, 2018, was $1.8 million. This increase in profitability is due to an increase in revenue with corresponding decreases in vessel costs, primarily as a result of the devaluation of a currency which was used to pay a portion of crew costs, and general and administrative expenses. The reductions to general and administrative expenses are primarily, the result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Other Items.

Asset Impairments. The table below summarizes the number of vessels impaired and the amount of the impairment incurred.

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Number of vessels impaired in the period	—	13
Amount of impairment incurred	$—	6,186

Vessel Utilization and Average Day Rates by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Specifications of available equipment and the scope of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work, and are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (four vessels at March 31, 2019).

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the quarters ended March 31, 2019 and 2018:

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
SEGMENT STATISTICS:
Americas fleet:
Utilization	48.4%	42.7
Average vessel day rates	11,436	14,558
Average total vessels	71	47
Average stacked vessels	(32)	(20)
Average active vessels	39	27

Middle East/Asia Pacific fleet:
Utilization	61.5%	44.9
Average vessel day rates	7,205	8,051
Average total vessels	51	56
Average stacked vessels	(10)	(15)
Average active vessels	41	41

Europe/Mediterranean Sea fleet:
Utilization	60.1%	57.1
Average vessel day rates	10,964	8,928
Average total vessels	48	21
Average stacked vessels	(14)	(5)
Average active vessels	34	16

West Africa fleet:
Utilization	49.4%	42.2
Average vessel day rates	9,627	9,501
Average total vessels	83	93
Average stacked vessels	(29)	(39)
Average active vessels	54	54

Worldwide fleet:
Utilization	53.6%	44.4
Average vessel day rates	9,806	10,093
Average total vessels	253	217
Average stacked vessels	(85)	(79)
Average active vessels	168	138

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics.

We had 71, and 70 stacked vessels at March 31, 2019 and 2018, respectively.

The following is a summary of net properties and equipment at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Number	Carrying	Number	Carrying
	Of Vessels	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	170	$935,062	165	$914,044
Stacked vessels	71	123,288	92	169,037
Marine equipment and other assets under construction		1,022		795
Other property and equipment		5,925		5,981
Totals	241	$1,065,297	257	$1,089,857

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The following is a summary of the number of vessels disposed of by segment:

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Number of vessels disposed by segment:
Americas	13	8
Middle East/Asia Pacific	1	1
Europe/Mediterranean Sea	2	—
West Africa	—	11
Total	16	20

Liquidity, Capital Resources and Other Matters

Availability of Cash

At March 31, 2019, we had $398.0 million in cash and cash equivalents (including $7.0 million of restricted cash), of which $109.0 million was held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Debt

Refer to Note (9) of Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our indebtedness.

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

Operating Activities

Net cash used in operating activities for any period will fluctuate according to the level of business activity for the applicable period and for the quarters ended March 31, 2019 and 2018, was $3.2 million and $6.0 million, respectively.

Net cash used in operations for the quarter ended March 31, 2019 reflects a net loss of $21.3 million, which includes non-cash depreciation and amortization of $22.9 million, gain on asset dispositions, net of $1.3 million and stock-based compensation expense of $5.6 million. Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $9.1 million of cash.

Net cash used in operations for the quarter ended March 31, 2018 reflects a net loss of $39 million, which includes non-cash asset impairments of $6.2 million, non-cash depreciation and amortization of $12 million, gain on asset dispositions, net of $1.9 million, stock-based compensation expense of $3 million and changes in investments in, at equity, and advances to unconsolidated companies of $15.7 million, which was primarily the result of the revaluation of Angolan kwanza-denominated balances on our 49% owned Sonatide joint venture. Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $1.5 million of cash.

Investing Activities

Net cash provided by investing activities for the quarters ended March 31, 2019 and 2018, was $6.5 million and $7.8 million, respectively.

Net cash provided by investing activities for the quarter ended March 31, 2019 primarily reflects the receipt of $9.7 million related to the disposal of 16 vessels. Additions to properties and equipment were comprised of approximately $2.2 million in capitalized upgrades to existing vessels and equipment and $0.9 million for other property and equipment purchases.

Net cash provided by investing activities for the quarter ended March 31, 2018 primarily reflects the receipt of $9.5 million related to the disposal of 20 vessels. Additions to properties and equipment were comprised of approximately $1.5 million in capitalized upgrades to existing vessels and equipment and $0.2 million for the construction of offshore support vessels.

Financing Activities

Net cash used in financing activities for the quarters ended March 31, 2019 and 2018, was $3.1 million and $9.8 million, respectively.

Net cash used in financing activities for the quarter ended March 31, 2019 was a result of $1.3 million of scheduled semiannual principal payments on Troms offshore debt, $1.6 million of taxes paid related to share based compensation and the repurchase of $0.16 million of New Secured Notes resulting from a recent tender.

Net cash used in financing activities for the quarter ended March 31, 2018 was a result of $8.4 million of payments made to creditors pursuant to the Plan, $1.4 million of scheduled semiannual principal payments on Troms offshore debt and the repurchase of $0.046 million of New Secured Notes resulting from a tender offer.

Other Liquidity Matters

Contractual Obligations and Other Contingent Commitments

We did not have any material changes in our contractual obligations and commercial commitments since the end of fiscal year 2018. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, for information regarding our contractual obligations and other contingent commitments.

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2018, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (2) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended March 31, 2019 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note (10) of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our Arbitral Award for the Taking of our Venezuelan Operations.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

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

3.2

Second Amended and Restated By-Laws of Tidewater Inc. dated November 15, 2018 (filed with the Commission as Exhibit 3.2 to the company’s registration statement on Form 8-A filed on November 15, 2018, File No. 1-6311).

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

Exhibit Number	Description
10.8

Assignment, Assumption and Amendment Agreement – Jones Act Warrants, dated as of and effective November 15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the company’s current report on Form 8-K on November 16, 2018, File No. 1-6311).

10.9+	Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019

10.10+*	Amendment No. 1 to the Tidewater Inc. Legacy GLF Management Incentive Plan, effective April 30, 2019

10.11+*	Amendment No. 1 to the Tidewater Inc. 2017 Stock Incentive Plan, effective April 30, 2019

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 6, 2019	/s/ Samuel R. Rubio
Samuel R. Rubio
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and authorized signatory)