Form 10-Q
period 2019-06-30
TIDEWATER INC
filed 2019-08-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

38,298,540 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 26, 2019.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	June 30,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$369,549	371,791
Restricted cash	13,614	25,953
Trade and other receivables, net	121,155	111,266
Due from affiliates	121,959	132,951
Marine operating supplies	29,141	29,505
Other current assets	14,460	11,836
Total current assets	669,878	683,302
Investments in, at equity, and advances to unconsolidated companies	658	1,039
Properties and equipment, net	1,041,054	1,089,857
Deferred drydocking and survey costs	41,029	22,215
Other assets	39,651	31,326
Total assets	$1,792,270	1,827,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,170	31,939
Accrued costs and expenses	56,675	61,784
Due to affiliates	39,060	34,972
Current portion of long-term debt	10,002	8,568
Other current liabilities	24,442	21,092
Total current liabilities	154,349	158,355
Long-term debt	424,911	430,436
Other liabilities	97,471	94,025

Contingencies (Note 9)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 37,845,158 and 36,978,280 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	38	37
Additional paid-in capital	1,359,842	1,352,388
Accumulated deficit	(248,473)	(210,783)
Accumulated other comprehensive income	2,194	2,194
Total stockholders’ equity	1,113,601	1,143,836
Noncontrolling interests	1,938	1,087
Total equity	1,115,539	1,144,923
Total liabilities and equity	$1,792,270	1,827,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Vessel revenues	$123,641	104,174	$243,303	191,668
Other operating revenues	2,218	1,427	4,705	5,426
Total revenues	125,859	105,601	248,008	197,094
Costs and expenses:
Vessel operating costs	80,439	68,012	162,642	129,376
Costs of other operating revenues	586	642	1,350	3,116
General and administrative	23,696	24,425	50,836	47,990
Depreciation and amortization	25,038	12,785	47,970	24,802
Loss (gain) on asset dispositions, net	494	(1,338)	(776)	(3,257)
Asset impairments	—	1,215	—	7,401
Total operating costs and expenses	130,253	105,741	262,022	209,428
Operating loss	(4,394)	(140)	(14,014)	(12,334)
Other income (expense):
Foreign exchange gain (loss)	11	(1,002)	(497)	(1,350)
Equity in net earnings (losses) of unconsolidated companies	95	390	33	(15,049)
Interest income and other, net	1,859	2,914	4,329	2,786
Interest and other debt costs, net	(7,582)	(7,547)	(15,318)	(15,146)
Total other expense	(5,617)	(5,245)	(11,453)	(28,759)
Loss before income taxes	(10,011)	(5,385)	(25,467)	(41,093)
Income tax expense	5,542	5,797	11,372	9,118
Net loss	$(15,553)	(11,182)	$(36,839)	(50,211)
Less: Net income attributable to noncontrolling interests	406	(242)	851	(99)
Net loss attributable to Tidewater Inc.	$(15,959)	(10,940)	$(37,690)	(50,112)
Basic loss per common share	$(0.42)	(0.44)	$(1.01)	(2.09)
Diluted loss per common share	$(0.42)	(0.44)	$(1.01)	(2.09)
Weighted average common shares outstanding	37,571	25,654	37,369	23,989
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	37,571	25,654	37,369	23,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(15,553)	(11,182)	$(36,839)	(50,211)
Other comprehensive income:
Unrealized losses on available for sale securities, net of tax of $0, $0, $0 and $0	—	43	—	(256)
Total comprehensive loss	$(15,553)	(11,139)	$(36,839)	(50,467)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities:
Net loss	$(36,839)	(50,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,582	22,572
Amortization of deferred drydocking and survey costs	9,388	2,230
Amortization of debt premium and discounts	(1,019)	(900)
Provision for deferred income taxes	6	—
Gain on asset dispositions, net	(776)	(3,257)
Asset impairments	—	7,401
Changes in investments in, at equity, and advances to unconsolidated companies	381	27,881
Compensation expense - stock-based	9,215	6,139
Changes in assets and liabilities, net:
Trade and other receivables	(10,921)	(15,097)
Changes in due to/from affiliate, net	15,080	19,869
Accounts payable	(7,769)	1,709
Accrued costs and expenses	(4,977)	(6,652)
Cash paid for deferred drydocking and survey costs	(28,688)	(13,394)
Other, net	(2,386)	18,693
Net cash provided by (used in) operating activities	(20,723)	16,983
Cash flows from investing activities:
Proceeds from sales of assets	20,566	12,968
Additions to properties and equipment	(8,873)	(5,775)
Net cash provided by investing activities	11,693	7,193
Cash flows from financing activities:
Principal payments on long-term debt	(3,792)	(2,637)
Payments to General Unsecured Creditors	—	(8,377)
Taxes on share based awards	(1,760)	—
Other	1	(1,998)
Net cash used in financing activities	(5,551)	(13,012)
Net change in cash, cash equivalents and restricted cash	(14,581)	11,164
Cash, cash equivalents and restricted cash at beginning of period	397,744	453,335
Cash, cash equivalents and restricted cash at end of period	$383,163	464,499
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,293	16,134
Income taxes	$7,754	10,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	loss	interest	Total
Balance at March 31, 2019	$37	1,356,436	(232,514)	2,194	1,532	1,127,685
Total comprehensive loss	—	—	(15,959)	—	406	(15,553)
Issuance of common stock from exercise of warrants	1	—	—	—	—	1
Amortization/cancellation of restricted stock units	—	3,406	—	—	—	3,406
Balance at June 30, 2019	$38	1,359,842	(248,473)	2,194	1,938	1,115,539

Balance at March 31, 2018	$24	1,061,983	(78,438)	(446)	2,358	985,481
Total comprehensive loss	—	—	(10,940)	43	(242)	(11,139)
Issuance of common stock	2	(2)	—	—	—	—
Amortization of restricted stock units	—	3,184	—	—	—	3,184
Acquisition of non-controlling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at June 30, 2018	$26	1,064,039	(89,378)	(403)	1,242	975,526

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	loss	interest	Total
Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(37,690)	—	851	(36,839)
Issuance of common stock from exercise of warrants	1	1	—	—	—	2
Amortization/cancellation of restricted stock units	—	7,453	—	—	—	7,453
Balance at June 30, 2019	$38	1,359,842	(248,473)	2,194	1,938	1,115,539

Balance at December 31, 2017	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(50,112)	(256)	(99)	(50,467)
Issuance of common stock	4	(2)	—	—	—	2
Amortization of restricted stock units	—	6,047	—	—	—	6,047
Acquisition of non-controlling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at June 30, 2018	$26	1,064,039	(89,378)	(403)	1,242	975,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

On November 15, 2018 (the Merger Date), we completed our business combination with GulfMark Offshore, Inc. (GulfMark) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the three and six months ended June 30, 2019 include GulfMark’s operations while our balances and results for the three and six months ended June 30, 2018 do not include GulfMark’s operations.

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

Contract Balances

At June 30, 2019, we had $2.6 million and $0.6 million of deferred mobilization costs included within other current assets and other assets, respectively. At June 30, 2019 we had $0.1 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities, all of which is expected to be recognized during the quarter ended September 30, 2019.

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

Leases (In thousands)	Classification	June 30, 2019
Assets:
Operating	Other assets	$4,651
Liabilities:
Current
Operating	Other current liabilities	710
Noncurrent
Operating	Other liabilities	4,420
Total lease liabilities		$5,130

Maturity of lease liabilities (In thousands)	Operating leases
2019	$794
2020	1,221
2021	1,182
2022	990
2023	740
After 2023	1,187
Total lease payments	$6,114
Less: Interest	984
Present value of lease liabilities	$5,130

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that began prior to that date.

		Three Months Ended	Six Months Ended
Lease costs (In thousands)	Classification	June 30, 2019	June 30, 2019
Operating lease costs	General and administrative	$528	1,190
Short-term leases	General and administrative	629	1,083
Variable lease costs	General and administrative	270	604
Sublease income	General and administrative	(1)	(3)
Net lease cost		$1,426	2,874

Our variable lease payments consist primarily of shared operating costs recognized over the term of the lease.

Lease term and discount rate	June 30, 2019

Weighted average remaining lease term in years	4.2

Weighted average discount rate	7.0%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $0.2 million and $0.5 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $0.0 million and $0.5 million, for the three and six months ended June 30, 2019, respectively.

Future minimum rental commitments under these leases as of December 31, 2018 are as follows:

Minimum
Year ending (In thousands)	rental commitments
2019	$3,511
2020	2,804
2021	2,501
2022	2,455
2023	1,734
After 2023	2,495
Total lease payments	$15,500

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended		Affected line item in the condensed
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	consolidated statements of operations
Balance at beginning of period	$2,194	(446)	2,194	(147)
Losses recognized in OCI				(660)
Realized gains on available for sale securities	—	43	—	404	Interest income and other, net
Net period OCI	—	43	—	(256)
Tax effect	—	—	—	—
Total gains for the period, net of tax	—	43	—	(256)
Balance at end of period	$2,194	(403)	2,194	(403)

Dilutive Equity Instruments

We had 3,997,084 and 4,521,727 incremental "in-the-money" warrants and restricted stock awards and units at June 30, 2019 and 2018, respectively.

Basic weighted average shares outstanding includes 0 and 108,044 shares issuable upon the exercise of New Creditor Warrants if such New Creditor Warrants had been held by U.S. citizens at June 30, 2019 and 2018, respectively.

Common shares and creditor warrants and the sum of common shares and creditor warrants outstanding at June 30, 2019 and 2018 were as follows:

Total shares outstanding including warrants	June 30, 2019	June 30, 2018
Common shares outstanding	37,845,158	26,085,274
New Creditor Warrants (strike price $0.001 per common share)	2,034,235	3,924,441
GulfMark Creditor Warrants (strike price $0.01 per common share)	1,683,147	—
Total	41,562,540	30,009,715

We also had 5,923,399 and 5,062,089 “out-of-the-money” warrants outstanding at June 30, 2019 and 2018, respectively. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28 and $100, respectively

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the three and six months ended June 30, 2019, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2018, our balance sheet reflected approximately $104.9 million of net deferred tax assets with a valuation allowance of $106.4 million. As of June 30, 2019, we had net deferred tax assets of approximately $112.1 million prior to a valuation allowance analysis of $113.6 million.

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

On the basis of this evaluation, a valuation allowance of $113.6 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2013. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	June 30, 2019	December 31, 2018
Due from related parties:
Sonatide (Angola)	$94,140	109,176
DTDW (Nigeria)	27,819	23,775

Due to related parties:
Sonatide (Angola)	$27,450	29,347
DTDW (Nigeria)	11,610	5,625

Due from related parties, net of due to related parties	$82,899	97,979

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide.

Six Months
Ended
(In thousands)	June 30, 2019
Due from Sonatide at December 31, 2018	$109,176
Revenue earned by the company through Sonatide	29,650
Less amounts received from Sonatide	(35,699)
Less amounts used to offset Due to Sonatide obligations (A)	(7,982)
Other	(1,005)
Total due from Sonatide at June 30, 2019	$94,140

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The amounts due from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at June 30, 2019 was approximately $67.0 million. Sonatide had approximately $51.0 million of cash on hand (approximately $15.0 million denominated in Angolan kwanzas) at June 30, 2019 plus approximately $19.0 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net amount due from Sonatide balance for potential impairment based on available liquidity held by Sonatide.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on behalf of us.

Six Months
Ended
(In thousands)	June 30, 2019
Due to Sonatide at December 31, 2018	$29,347
Plus additional commissions payable to Sonatide	2,828
Plus amounts paid by Sonatide on behalf of the company	5,093
Less commissions paid to Sonatide during the period	(5,961)
Less amounts used to offset Due from Sonatide obligations (A)	(7,982)
Other	4,125
Total due to Sonatide at June 30, 2019	$27,450

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for company vessels chartered in Angola. In addition, Sonatide owns three vessels (one of which is currently stacked) that may generate operating income and cash flow.

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues of Angolan operations (in thousands)	$14,272	14,550	29,670	28,719
Percent of consolidated vessel revenues	12%	14%	12%	15%
Number of company owned vessels in Angola	32	37	34	38
Number of stacked company owned vessels in Angola	13	16	14	17

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. We did not contribute to the pension plan during the three and six months ended June 30, 2019 and 2018, and are not required to contribute to the pension plan during the remaining quarters of calendar year 2019; however, we may, at our discretion, make contributions to the plan in order to manage our plan expenses.

Supplemental Executive Retirement Plan

We also support a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. Effective March 4, 2010, the supplemental plan was closed to new participants. The supplemental plan is a non-qualified plan. We contributed $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively. We contributed an immaterial amount to the supplemental plan during the three and six months ended June 30, 2018. We expect to contribute $2.3 million to the supplemental plan during the remaining quarters of 2019. Our obligations under the supplemental plan were $20.5 million and $21.4 million as of June 30, 2019 and December 31, 2018, respectively and are included in “accrued costs and expenses” and “other liabilities” on the consolidated balance sheet.

Other Defined Benefit Pension Plans

We also have defined benefit pension plans that cover certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. We did not contribute to the Norwegian defined benefit pension plans during the three and six months ended June 30, 2019 and 2018 and we do not expect to make any contributions during the remainder of calendar year 2019.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pension Benefits:
Service cost	$(44)	41	12	71
Interest cost	914	882	1,847	1,784
Expected return on plan assets	(513)	(482)	(1,076)	(964)
Administrative expenses	(3)	2	7	3
Settlement loss recognized	21	335	92	335
Net periodic pension cost	$375	778	$882	1,229

(9)DEBT

The following is a summary of all debt outstanding:

	June 30,	December 31,
(In thousands)	2019	2018
Secured notes:
8.00% Senior secured notes due August 2022 (Secured Notes) (A) (B)	$349,794	349,954
Troms Offshore borrowings (C):
NOK denominated notes due May 2024	11,497	12,241
NOK denominated notes due January 2026	22,734	22,988
USD denominated notes due January 2027	21,502	22,116
USD denominated notes due April 2027	22,851	24,157
	$428,378	431,456
Debt premiums and discounts, net	6,535	7,548
Less: Current portion of long-term debt	(10,002)	(8,568)
Total long-term debt	$424,911	430,436

(A)	As of June 30, 2019 and December 31, 2018 the fair value (Level 2) of the Secured Notes was $362.1 million and $359.4 million, respectively.
(B)

In December 2018, we commenced an offer to repurchase up to $25.4 million of the Secured Notes. In January 2019, we repurchased $160,000 of the Secured Notes in accordance with this tender offer obligation. On June 14, 2019, we commenced an offer to repurchase $13.6 million of the Secured Notes with an expiration of July 12, 2019. In July 2019, we repurchased $747 of the Secured Notes in accordance with this tender obligation. The $13.6 million restricted cash on the balance sheet at June 30, 2019, represents proceeds from asset sales since the date of the December 2018 tender offer and is restricted as of that date by the terms of the Indenture.

(C)

We pay principal and interest on these notes semi-annually.  As of June 30, 2019 and December 31, 2018, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $78.6 million and $81.5 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of June 30, 2019 was 4.99%.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions, one or more additional offers, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Arbitral Award for the Taking of Our Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (ICSID) have awarded two of our subsidiaries compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by us in prior filings.  The final aggregate award is $59.3 million as of June 30, 2019 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

We are committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention.  As initial steps, we have had the award recognized and entered as a judgment by each of (a) the United States District Court for the District of Columbia and (b) the High Court of Justice of England and Wales. In April 2019, we had the District of Columbia judgment entered in the United States District Court for the District of Delaware. Even with the recognition by the courts in the United States and the United Kingdom, we recognize that collection of the award presents significant practical challenges. We are accounting for this matter as a gain contingency, and will record any such gain in future periods if and when the contingency is resolved.

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

Cash Equivalents.  Our cash equivalents, which are securities with maturities less than 90 days, are held in money market funds, commercial paper or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. As of June 30, 2019 and December 31, 2018, we had $322.1 and $327.5 million of cash equivalents.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. We had no material spot derivatives outstanding as of June 30, 2019 or December 31, 2018.

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

A summary of other current assets is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Deposits	$1,303	1,413
Prepaid expenses and other	13,157	10,423
	$14,460	11,836

A summary of properties and equipment is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Properties and equipment:
Vessels and related equipment	$1,131,893	1,144,028
Other properties and equipment	8,110	7,455
	1,140,003	1,151,483
Less accumulated depreciation and amortization	98,949	61,626
Properties and equipment, net	$1,041,054	1,089,857

A summary of other assets is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Recoverable insurance losses	$5,088	4,056
Investments held for supplemental savings plan accounts	5,035	4,807
Long-term deposits	18,594	16,848
Deferred tax asset	395	395
Right of use asset (A)	4,651	—
Other	5,888	5,220
	$39,651	31,326

(A)	Refer to Note (4).

A summary of accrued cost and expenses is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Payroll and related payables	$18,204	17,447
Commissions payable (B)	2,375	1,990
Accrued vessel expenses	27,050	29,534
Accrued interest expense	5,610	5,985
Other accrued expenses	3,436	6,828
	$56,675	61,784

(B)	Excludes $24.8 million and $28.0 million of commissions due to Sonatide at June 30, 2019 and December 31, 2018, respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Taxes payable	$17,802	13,167
Lease liability - operating (C)	710	—
Accrued property and liability losses	583	2,726
Other	5,347	5,199
	$24,442	21,092

(C)	Refer to Note (4).

A summary of other liabilities is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Pension liabilities	$33,295	33,124
Liability for uncertain tax positions	44,676	43,790
Deferred tax liability	1,919	1,913
Lease liability - operating (D)	4,420	—
Accrued property and liability losses	3,500	4,123
Other	9,661	11,075
	$97,471	94,025

(D)	Refer to Note (4).

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and six months ended June 30, 2019 and 2018. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to brokered vessels and other miscellaneous marine-related businesses.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Vessel revenues:
Americas	$35,199	32,601	70,477	58,682
Middle East/Asia Pacific	20,449	22,406	40,905	40,794
Europe/Mediterranean Sea	35,027	13,357	63,585	22,980
West Africa	32,966	35,810	68,336	69,212
Other operating revenues	2,218	1,427	4,705	5,426
	$125,859	105,601	248,008	197,094
Vessel operating profit (loss) (A):
Americas	$2,900	5,681	1,870	10,592
Middle East/Asia Pacific	(2,127)	625	(3,289)	(1,628)
Europe/Mediterranean Sea	2,824	(1,142)	(493)	(4,696)
West Africa	3,099	1,705	11,214	(48)
Other operating profit	1,625	778	3,330	2,284
	8,321	7,647	12,632	6,504
Corporate expenses (A) (B)	(12,221)	(7,910)	(27,422)	(14,694)
Gain (loss) on asset dispositions, net	(494)	1,338	776	3,257
Asset impairments (C)	—	(1,215)	—	(7,401)
Operating loss	$(4,394)	(140)	(14,014)	(12,334)
Depreciation and amortization:
Americas	$6,515	3,530	12,776	6,843
Middle East/Asia Pacific	5,319	2,844	9,769	5,613
Europe/Mediterranean Sea	7,741	2,239	15,187	4,043
West Africa	5,100	4,067	9,543	8,093
Other	5	5	10	10
Corporate	358	100	685	200
	$25,038	12,785	47,970	24,802
Additions to properties and equipment:
Americas	$206	1,230	604	2,267
Middle East/Asia Pacific	2,180	1,073	3,639	1,496
Europe/Mediterranean Sea	601	135	722	135
West Africa	1,340	—	1,583	1
Corporate	1,430	1,659	2,325	1,876
	$5,757	4,097	8,873	5,775

(A)

Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning on January 1, 2019 our management elected to modify that process in order to better analyze costs and better align the policies of the two combined companies such that all costs related to those previously allocated functions will remain as corporate general and administrative expenses. This explains the significant increase in corporate expenses that is reflected in the table above for the three and six months ended June 30, 2019.

(B)

Included in corporate expenses for both the three and six months ended June 30, 2019 was $0.5 million and $4.2 million, respectively, of integration costs related to the business combination with GulfMark.

(C)	Refer to Note (14) for additional information regarding asset impairment charges.

The following table provides a comparison of total assets at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(In thousands)	2019	2018
Total assets:
Americas	$375,087	380,168
Middle East/Asia Pacific	238,283	233,611
Europe/Mediterranean Sea	415,409	316,524
West Africa	400,876	483,234
Other	4,960	7,440
Investments in, at equity, and advances to unconsolidated companies	658	1,039
Corporate	356,997	405,723
	$1,792,270	$1,827,739

(14)	ASSET IMPAIRMENTS

The below table summarizes impairments during the three and six months ended June 30, 2019 and 2018, along with the amount of impairment.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Number of vessels impaired in the period	—	2	—	15
Amount of impairment incurred	$—	1,215	$—	7,401

As of June 30, 2019, we performed an evaluation to determine whether conditions existed that would indicate potential impairment in the value of our assets. Our evaluation did not indicate any indicators of impairment that would require us to perform additional analyses and, consequently, we have recorded no impairment charges in the three and six months ended June 30, 2019.

(15)RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon duplicate office facilities with lease terms expiring between 2023 and 2026 in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland.  These closures resulted in a $5.5 million lease exit charge in the fourth quarter of 2018 and $1.8 million and $3.8 million, respectively, severance charges for employees at these duplicate locations in the fourth quarter of 2018 and the first quarter of 2019.  These charges are included in general and administrative expense in our consolidated statements of operations.

Activity for the lease exit and severance liabilities for the six months ended June 30, 2019 was as follows:

	Lease Exit Costs		Severance
(In thousands)	Europe/ Mediterranean	Corporate	Europe/ Mediterranean	Corporate	Total
Balance at December 31, 2018	$2,005	4,463	—	285	6,753
Charges	11	98	868	2,968	3,945
Cash payments	(158)	(1,268)	(663)	(3,253)	(5,342)
Balance at June 30 2019	$1,858	3,293	205	—	5,356

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Quarterly Report on Form 10-Q including in Item 1A. “Risk Factors” and include, without limitation, the risk that the cost savings and any other synergies from the business combination with GulfMark Offshore, Inc. (the “business combination”) may not be fully realized or may take longer to realize than expected; disruptions from the business combination making it more difficult to maintain relationships with customers, employees or suppliers; the possibility of litigation related to the business combination; the diversion of management’s time from day-to-day operations due to the business combination; incurrence of substantial transaction-related costs associated with the business combination; the possibility of unanticipated costs being incurred to effectuate the integration; new accounting policies and our consolidation activities; fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

At June 30, 2019, we owned 223 vessels with an average age of 10.1 years (excluding four joint venture vessels, but including 60 stacked vessels) available to serve the global energy industry. The average age of our 163 active vessels at June 30, 2018 is 9.4 years.

On November 15, 2018 (the “Merger Date”), we completed our merger with GulfMark Offshore, Inc. (“GulfMark”) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the three and six months ended June 30, 2019 include GulfMark’s operations while our balances and results for the three and six months ended June 30, 2018 do not include GulfMark’s operations.

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

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Prices are subject to significant uncertainty and, as a result, are extremely volatile. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil. Beginning in late 2014, oil prices declined significantly from levels of over $100 per barrel and continued to decline throughout 2015 and into 2016 causing an industry-wide downturn. Prices reached a low of less than $30 per barrel in the first quarter of 2016 and then began a partial recovery into the $50 to $60 per barrel range. Currently, prices are ranging between $55 and $65 per barrel. Although prices have been more stable since 2016, they are still at levels that are not expected to sustain significant increases in exploration and production activities, and consequently continue to adversely affect the drilling and support service industry. Commodity prices at these levels have negatively impacted our revenues, earnings and cash flows, and further sustained reduced levels of oil and natural gas prices could have a material adverse effect on our liquidity.

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

Results of Operations – Three Months Ended June 30, 2019 compared to June 30, 2018

Revenues earned for the quarters ended June 30, 2019 and 2018 were $125.9 million and $105.6 million, respectively. Quarterly revenues have increased as compared to the comparable quarter of the prior year primarily as a result of the business combination with GulfMark. Incremental revenues as a result of this business combination for the quarter ended June 30, 2019 were $26.2 million.

Vessel operating costs for the quarters ended June 30, 2019 and 2018, were $80.4 million and $68.0 million, respectively. Incremental vessel operating costs as a result of the GulfMark business combination for the quarter ended June 30, 2019 were $16.8 million.

Depreciation expense for the quarters ended June 30, 2019 and 2018, was $25.0 million and $12.8 million, respectively. Depreciation expense was higher in the current quarter because of a $7.8 million increase as a result of the GulfMark business combination and a $3.2 million increase in amortization of deferred drydocking and survey costs.

General and administrative expenses for the quarters ended June 30, 2019 and 2018, were $23.7 million and $24.4 million, respectively. General and administrative expenses increased during the quarter ended June 30, 2019 as compared to the comparable period of the prior year due to incremental GulfMark general and administrative costs of $3.5 million and severance and similar costs of $0.5 million related to the integration of the two companies which were partially offset by our continuing efforts to further streamline shore based-operations.

Included in loss on asset dispositions, net for the quarter ended June 30, 2019, are $0.5 million of net losses from the disposal of 18 vessels and other assets. During the quarter ended June 30, 2018, we recognized net gains of $1.3 million related to the disposal of three vessels and other assets.

During the quarter ended June 30, 2019 we recognized de minimis foreign exchange gains. During the quarter ended June 30, 2018, we recognized foreign exchange losses of $1.0 million which were primarily the result of the revaluation of Brazilian-reais denominated balances to our U.S. dollar reporting currency.

Results of Operations – Six Months Ended June 30, 2019 compared to June 30, 2018

Revenues earned for the six months ended June 30, 2019 and June 30, 2018 were $248.0 million and $197.1 million, respectively. Revenues have increased as compared to the comparable quarter of the prior year primarily as a result of the business combination with GulfMark. Incremental revenues as a result of this business combination for the six months ended June 30, 2019 were $51.7 million.

Vessel operating costs for the six months ended June 30, 2019 and 2018, were $162.6 million and $129.4 million, respectively. Incremental vessel operating costs as a result of the GulfMark business combination for the six months ended June 30, 2019 were $35.0 million.

Depreciation expense for the six months ended June 30, 2019 and 2018 was $48.0 million and $24.8 million, respectively. Depreciation expense was higher in the current quarter because of a $15.8 million increase as a result of the GulfMark business combination and a $7.2 million increase in amortization of deferred drydocking and survey costs.

General and administrative expenses for the six months ended June 30, 2019 and 2018, were $50.8 million and $48.0 million, respectively. General and administrative expenses increased during the six months ended June 30, 2019 as compared to the comparable period of the prior year due to incremental GulfMark general and administrative costs of $7.3 million and severance and similar costs of $4.2 million related to the integration of the two companies which were partially offset by our continuing efforts to further streamline shore based-operations.

Included in gain on asset dispositions, net for the six months ended June 30, 2019, are $0.8 million of net gains from the sale of 34 vessels and other assets. During the six months ended June 30, 2018, we recognized net gains of $3.3 million related to the sale of 23 vessels and other assets.

During the six months ended June 30, 2019 and 2018, we recognized foreign exchange losses of $0.5 million and $1.4 million, respectively. These foreign exchange losses were primarily the result of the revaluation of Brazilian-reais denominated balances to our U.S. dollar reporting currency.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(In thousands)		%		%		%		%
Vessel revenues:
Americas	$35,199	28%	32,601	31%	70,477	29%	58,682	31%
Middle East/Asia Pacific	20,449	17%	22,406	21%	40,905	17%	40,794	21%
Europe/Mediterranean Sea	35,027	28%	13,357	13%	63,585	26%	22,980	12%
West Africa	32,966	27%	35,810	35%	68,336	28%	69,212	36%
Total vessel revenues	$123,641	100%	104,174	100%	$243,303	100%	191,668	100%
Vessel operating costs:
Americas:
Crew costs	$16,008	45%	11,158	34%	33,107	47%	20,251	34%
Repair and maintenance	2,328	7%	1,529	5%	5,948	8%	3,259	6%
Insurance and loss reserves	(1,118)	(3%)	1,031	3%	(378)	(1%)	480	1%
Fuel, lube and supplies	2,115	6%	1,792	5%	4,561	7%	3,410	6%
Other	2,772	8%	2,790	9%	5,543	8%	3,196	5%
	22,105	63%	18,300	56%	48,781	69%	30,596	52%
Middle East/Asia Pacific:
Crew costs	$8,986	44%	8,596	38%	17,613	43%	16,704	41%
Repair and maintenance	1,673	8%	1,594	7%	3,254	8%	3,057	7%
Insurance and loss reserves	186	1%	383	2%	776	2%	233	1%
Fuel, lube and supplies	2,350	12%	2,221	10%	4,685	11%	4,560	11%
Other	1,844	9%	2,578	12%	3,577	9%	5,320	13%
	15,039	74%	15,372	69%	29,905	73%	29,874	73%
Europe/Mediterranean Sea:
Crew costs	$13,001	37%	5,777	43%	26,060	41%	10,768	47%
Repair and maintenance	3,914	11%	1,983	15%	6,491	10%	3,561	15%
Insurance and loss reserves	693	2%	247	2%	1,253	2%	357	2%
Fuel, lube and supplies	1,314	4%	1,136	8%	3,205	5%	2,946	13%
Other	2,902	8%	1,459	11%	5,897	9%	3,065	13%
	21,824	62%	10,602	79%	42,906	67%	20,697	90%
West Africa:
Crew costs	$9,196	28%	10,837	30%	18,555	27%	22,869	33%
Repair and maintenance	2,996	9%	2,872	8%	4,919	7%	5,805	9%
Insurance and loss reserves	989	3%	530	1%	1,277	2%	50	<1%
Fuel, lube and supplies	2,672	8%	3,032	9%	5,346	8%	6,277	9%
Other	5,618	17%	6,467	18%	10,953	16%	13,208	19%
	21,471	65%	23,738	66%	41,050	60%	48,209	70%
Vessel operating costs:
Crew costs	$47,191	38%	36,368	35%	95,335	39%	70,592	37%
Repair and maintenance	10,911	9%	7,978	8%	20,612	9%	15,682	8%
Insurance and loss reserves	750	1%	2,191	2%	2,928	1%	1,120	2%
Fuel, lube and supplies	8,451	7%	8,181	8%	17,797	7%	17,193	9%
Other	13,136	10%	13,294	13%	25,970	11%	24,789	13%
Total vessel operating costs	$80,439	65%	68,012	65%	162,642	67%	129,376	69%

Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning on January 1, 2019, our management elected to modify that process in order to better analyze costs and better align the policies of the two combined companies such that all costs related to those previously allocated functions will remain as corporate general and administrative expenses.  This change is reflected in the tables below for the three and six months ended June 30, 2019.

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(In thousands)		%		%		%		%
Segment general and administrative expenses:
Americas	$3,679	10%	5,090	16%	$7,051	10%	10,651	18%
Middle East/Asia Pacific	2,218	11%	3,565	16%	4,521	11%	6,935	17%
Europe/Mediterranean Sea	2,638	8%	1,658	12%	5,984	9%	2,936	13%
West Africa	3,297	10%	6,300	18%	6,529	10%	12,958	19%
Total segment general and administrative expenses	$11,832	10%	16,613	16%	$24,085	10%	33,480	17%

The following table presents segment depreciation expense by our four geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total segment depreciation expense and the related total segment depreciation expense as a percentage of total vessel revenues:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(In thousands)		%		%		%		%
Segment depreciation expense:
Americas	$6,515	19%	3,530	11%	$12,776	18%	6,843	12%
Middle East/Asia Pacific	5,319	26%	2,844	13%	9,769	24%	5,613	14%
Europe/Mediterranean Sea	7,741	22%	2,239	17%	15,187	24%	4,043	18%
West Africa	5,100	15%	4,067	11%	9,543	14%	8,093	12%
Total segment depreciation expense	$24,675	20%	12,680	12%	$47,275	19%	24,592	13%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(In thousands)		%		%		%		%
Vessel operating profit (loss):
Americas	$2,900	2%	5,681	5%	$1,870	<1%	10,592	5%
Middle East/Asia Pacific	(2,127)	(1%)	625	1%	(3,289)	(1%)	(1,628)	(1%)
Europe/Mediterranean Sea	2,824	2%	(1,142)	(1%)	(493)	(<1%)	(4,696)	(2%)
West Africa	3,099	3%	1,705	2%	11,214	5%	(48)	(<1%)
Other operating profit (loss)	1,625	1%	778	1%	3,330	1%	2,284	1%
	8,321	7%	7,647	7%	12,632	5%	6,504	2%
Corporate expenses (A)	(12,221)	(10%)	(7,910)	(7%)	(27,422)	(11%)	(14,694)	(7%)
Gain on asset dispositions, net	(494)	(<1%)	1,338	1%	776	<1%	3,257	2%
Asset impairments	—	—	(1,215)	(1%)	—	—	(7,401)	(4%)
Operating loss	$(4,394)	(3%)	(140)	(<1%)	$(14,014)	(6%)	(12,334)	(6%)

(A)

Included in corporate expenses for the three and six months ended June 30, 2019, were $0.5 million and $4.2 million, respectively, of integration costs related to the business combination with GulfMark.

Results for three months ended June 30, 2019 compared to June 30, 2018

Americas Segment Operations. Vessel revenues in the Americas segment increased 8%, or $2.6 million, during the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. This increase is primarily the result of the ten average active additional vessels added to the fleet resulting from the GulfMark business combination. Overall Americas segment utilization increased from 48.3% during the second quarter of 2018 to 54.5% during the second quarter of 2019; however, average day rates during these same periods decreased 23%, which is generally reflective of a greater portion of the segment’s vessels contracted at current prevailing day rates which are lower than those experienced during the second quarter of 2018.

Operating profit for the Americas segment for the quarter ended June 30, 2019, was $2.8 million less than operating profit for the quarter ended June 30, 2018. The decrease in operating income is primarily related to the increase in vessel operating costs primarily related to requirements for increased local crewing on vessels operating in Brazil and additional vessels working in the U.S. Gulf, some of which required additional repairs and maintenance during the second quarter of 2019. For the quarter ended June 30, 2019, incremental increases related to the addition of GulfMark vessels to the Americas fleet included vessel operating expenses of $5.4 million, depreciation of $2.5 million and general and administrative expenses of $0.5 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment decreased 9%, or $2.0 million, during the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. Middle East/Asia Pacific segment utilization for the quarter ended June 30, 2019 was comparable to the quarter ended June 30, 2018; however, average day rates during these same periods decreased three percent. Operating loss for the Middle East/Asia Pacific segment for the quarter ended June 30, 2019, was $2.1 million as compared to operating profit for the quarter ended June 30, 2018 of $0.6 million. The operating loss in the quarter ended June 30, 2019 was primarily related to the decrease in revenues and increase in depreciation.

For the quarter ended June 30, 2019, incremental increases related to the addition of GulfMark vessels to the Middle East/Asia Pacific vessel fleet included vessel operating expenses of $0.9 million, depreciation of $0.6 million and general and administrative expenses of $0.2 million. Overall reductions to general and administrative expenses were primarily attributable to our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues in the Europe/Mediterranean Sea segment increased 162%, or $21.7 million, during the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. The Europe/Mediterranean Sea vessel fleet increased by 16 active vessels on a net basis, 14 of which were incrementally added to the area as a result of the business combination with GulfMark. Europe/Mediterranean Sea segment utilization decreased from 70.3% during the quarter ended June 30, 2018 to 62.7% during the quarter ended June 30, 2019, and average day rates during these same periods increased 37%. The increases in vessels and average day rates were due to the increasing demand for vessels in the North Sea and Mediterranean. Operating profit for the Europe/Mediterranean Sea segment was $2.8 million for the quarter ended June 30, 2019 as compared to an operating loss of $1.1 million for the quarter ended June 30, 2018.

For the quarter ended June 30, 2019, incremental increases related to the addition of GulfMark vessels to the Europe/Mediterranean Sea vessel fleet included vessel operating expenses of $10.5 million, depreciation of $4.7 million and general and administrative expenses of $1.4 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 8%, or $2.8 million, during the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. The West Africa vessel fleet decreased by five active vessels during the comparative periods. West Africa segment utilization increased slightly from 51.9% during the second quarter of 2018 to 52.3% during the second quarter of 2019, and average day rates increased 4% during these same periods. The decrease in revenue was generally due to the decrease in active vessels in the region in the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.

Operating profit for the West Africa segment increased 82%, or $1.4 million for the quarter ended June 30, 2019, as compared to the quarter ended June 30, 2018. This increase in profitability is due to decreases in vessel costs, primarily as a result of the devaluation of a currency which was used to pay a portion of crew costs, and general and administrative expenses. The reductions to general and administrative expenses are primarily the result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Results for six months ended June 30, 2019 compared to June 30, 2018

Americas Segment Operations. Vessel revenues in the Americas segment increased 20%, or $11.8 million, during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase is the result of the twelve average active additional vessels added to the fleet resulting primarily from the GulfMark business combination. Overall Americas segment utilization increased from 45.5% during the six months ended June 30, 2018 to 51.1% during the six months ended June 30, 2019, however, average day rates during these same periods decreased 23%, which is generally reflective of a greater portion of the segment’s vessels contracted at current prevailing day rates which are lower than those experienced during 2018.

Operating profit for the Americas segment for the six months ended June 30, 2019, was $8.7 million less than operating profit for the six months ended June 30, 2018. The decrease is primarily related to the increase in vessel operating costs primarily related to requirements for increased local crewing on vessels operating in Brazil and additional vessels working in the U.S. Gulf, some of which required additional repairs and maintenance during the first quarter of 2019. For the six months ended June 30, 2019, incremental increases related to the addition of GulfMark vessels to the Americas fleet included vessel operating expenses of $12.2 million, depreciation of $4.9 million and general and administrative expenses of $0.6 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased $0.1 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The Middle East/Asia Pacific vessel fleet count was comparable for the six months ended June 30, 2019 and the six months ended June 30, 2018, although, three active vessels were incrementally added to the area as a result of the business combination with GulfMark. Middle East/Asia Pacific segment utilization increased from 53.0% during the six months ended June 30, 2018 to 61.5% during the six months ended June 30, 2019, and average day rates during these same periods decreased 7%. Operating loss for the Middle East/Asia Pacific segment increased 102%, or $1.7 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in the operating loss was primarily related to higher depreciation expense primarily related to the additional incremental GulfMark vessels and the amortization of deferred dry docking costs.

For the six months ended June 30, 2019, incremental increases related to the addition of GulfMark vessels to the Middle East/Asia Pacific vessel fleet included vessel operating expenses of $2.1 million, depreciation of $1.3 million and general and administrative expenses of $0.6 million. Overall reductions to general and administrative expenses were primarily attributable to our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues in the Europe/Mediterranean Sea segment increased 177%, or $40.6 million, during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The Europe/Mediterranean Sea vessel fleet increased by 18 active vessels on a net basis, 15 of which were incrementally added to the area as a result of the business combination with GulfMark. Europe/Mediterranean Sea segment utilization decreased slightly from 63.9% during the six months ended June 30, 2018 to 61.4% during the six months ended June 30, 2019; however, average day rates during these same periods increased 30%. These increases in vessels and average day rates are due to the increasing demand for vessels in the North Sea and Mediterranean. Operating loss for the Europe/Mediterranean Sea segment decreased 90%, or $4.2 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

For the six months ended June 30, 2019, incremental increases related to the addition of GulfMark vessels to the Europe/Mediterranean Sea vessel fleet included vessel operating expenses of $20.7 million, depreciation of $9.6 million and general and administrative expenses of $3.3 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 1%, or $0.9 million, during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The West Africa vessel fleet decreased by two active vessels during the comparative periods. West Africa segment utilization increased from 46.8% during the six months ended June 30, 2018 to 50.8% during the six months ended June 30, 2019, and average day rates increased 3% during these same periods. The increases in revenue were generally due to the mix of higher specification vessels working in the segment and more spot market activity in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Operating profit for the West Africa segment was $11.2 million for the six months ended June 30, 2019, as compared to an operating loss of less than $0.1 million for the six months ended June 30, 2018. This increase in profitability is due to decreases in vessel costs, primarily as a result of the devaluation of a currency which was used to pay a portion of crew costs, and general and administrative expenses. The reductions to general and administrative expenses are primarily the result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Other Items.

Asset Impairments. The table below summarizes the number of vessels impaired and the amount of the impairment incurred.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Number of vessels impaired in the period	—	2	—	15
Amount of impairment incurred	$—	1,215	—	7,401

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (four and eight vessels at June 30, 2019 and 2018, respectively).

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
SEGMENT STATISTICS:
Americas fleet:
Utilization	54.5%	48.3	51.1%	45.5
Average vessel day rates	$12,341	15,995	$11,871	15,323
Average total vessels	58	46	64	47
Average stacked vessels	(20)	(19)	(26)	(20)
Average active vessels	38	27	38	27

Middle East/Asia Pacific fleet:
Utilization	61.6%	61.6	61.5%	53.0
Average vessel day rates	$7,293	7,554	$7,249	7,770
Average total vessels	50	53	51	55
Average stacked vessels	(9)	(12)	(10)	(14)
Average active vessels	41	41	41	41

Europe/Mediterranean Sea fleet:
Utilization	62.7%	70.3	61.4%	63.9
Average vessel day rates	$13,010	9,489	$12,004	9,246
Average total vessels	47	22	48	21
Average stacked vessels	(13)	(4)	(13)	(4)
Average active vessels	34	18	35	17

West Africa fleet:
Utilization	52.3%	51.9	50.8%	46.8
Average vessel day rates	$9,439	9,050	$9,535	9,262
Average total vessels	73	84	78	88
Average stacked vessels	(23)	(29)	(26)	(34)
Average active vessels	50	55	52	54

Worldwide fleet:
Utilization	57.0%	55.5	55.2%	49.9
Average vessel day rates	$10,442	10,047	$10,119	10,068
Average total vessels	228	205	241	211
Average stacked vessels	(65)	(64)	(75)	(72)
Average active vessels	163	141	166	139

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

The following is a summary of net properties and equipment at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Number	Carrying	Number	Carrying
	Of Vessels	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	163	$905,746	165	$914,044
Stacked vessels	60	126,083	92	169,037
Marine equipment and other assets under construction		3,646		795
Other property and equipment		5,579		5,981
Totals	223	$1,041,054	257	$1,089,857

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The following is a summary of the number of vessels disposed of by segment:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Number of vessels disposed by segment:
Americas	5	—	18	8
Middle East/Asia Pacific	—	1	1	2
Europe/Mediterranean Sea	3	—	5	—
West Africa	10	2	10	13
Total	18	3	34	23

Liquidity, Capital Resources and Other Matters

Availability of Cash

At June 30, 2019, we had $383.2 million in cash and cash equivalents (including $13.6 million of restricted cash), of which $97.2 million was held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

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

Operating Activities

Net provided by (cash used in) operating activities for any period will fluctuate according to the level of business activity for the applicable period and for the six months ended June 30, 2019 and 2018, was $(20.7) million and $17.0 million, respectively.

Net cash used in operations for the six months ended June 30, 2019, reflects a net loss of $36.8 million, which includes non-cash depreciation and amortization of $48.0 million, stock-based compensation expense of $9.2 million and approximately $0.8 million of gains on asset sales. Combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, and cash paid for drydocking used $37.3 million of cash.

Net cash provided by operations for the six months ended June 30, 2018 reflects a net loss of $50.2 million, which includes non-cash asset impairments of $7.4 million, non-cash depreciation and amortization of $23.9 million, gain on asset dispositions, net, of $3.3 million and stock-based compensation expense of $6.1 million. Changes in investments in, at equity, and advances to unconsolidated companies decreased by $27.9 million, which primarily reflects foreign exchange losses recognized by the company’s 49% owned Sonatide joint venture. Changes in due from/due to related parties, net during the six months ended June 30, 2018 of $19.9 million generally reflect collections from Sonatide, net of an approximate $5 million dollar increase in the due from/due to our Nigeria joint venture, DTDW. Change in operating assets and liabilities used $1.3 million of cash in the six months ended June 30, 2018.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 and 2018, was $11.7 million and $7.2 million, respectively.

Net cash provided by investing activities for the six months ended June 30, 2019 primarily reflects the receipt of $20.6 million related to the disposal of 34 vessels. Additions to properties and equipment were comprised of approximately $8.0 million in capitalized upgrades to existing vessels and equipment and $0.8 million for other property and equipment purchases.

Net cash provided by investing activities for the six months ended June 30, 2018 was $7.2 million, reflecting the receipt of proceeds from the sale of assets of $13.0 million related to the disposal of 23 vessels, 16 of which were scrapped. Additions to properties and equipment were comprised of approximately $3.9 million in capitalized upgrades to existing vessels and equipment and $1.9 million for the construction of offshore support vessels.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 and 2018, was $5.6 million and $13.0 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2019 was a result of $3.6 million of scheduled semiannual principal payments on Troms offshore debt, $1.8 million of taxes paid related to share based compensation and the repurchase of $0.16 million of New Secured Notes resulting from a recent tender.

Financing activities for the six months ended June 30, 2018 used $13.0 million of cash, as a result of payments made to creditors pursuant to the Plan of $8.4 million, $2.6 million of scheduled semiannual principal payments on Troms offshore debt, a $2.0 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture and the repurchase of $46,023 of New Secured Notes resulting from a recent tender offer.

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

There were no material changes in the six months ended June 30, 2019 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.5

Equity Warrant Agreement, dated as of November 14, 2017, between GulfMark Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.1 to the company’s registration statement on Form 8-A filed on November 15, 2018, File No. 1-6311).

10.6

Assignment, Assumption and Amendment Agreement, dated as of and effective November 15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the company’s registration statement on Form 8-A filed on November 15, 2018, File No. 1-6311).

10.7

Noteholder Warrant Agreement, dated as of November 14, 2017, between GulfMark Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.1 to the company's current report on Form 8-K filed on November 16, 2018, File No. 1-6311).

Exhibit Number	Description
10.8

Assignment, Assumption and Amendment Agreement – Jones Act Warrants, dated as of and effective November 15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the company’s current report on Form 8-K filed on November 16, 2018, File No. 1-6311).

10.9+

Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019) (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on April 19, 2019. File No. 1-6311).

10.10+

Amendment No. 1 to the Tidewater Inc. Legacy GLF Management Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.10 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019. File No. 1-6311).

10.11+

Amendment No. 1 to the Tidewater Inc. 2017 Stock Incentive Plan, effective April 30, 2019. (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019. File No. 1-6311).

10.12*

Officer Form of Agreement for the Grant of Restricted Stock Units under either the Tidewater Inc 2017 Stock Incentive Plan or the Tidewater Inc Legacy GLF Management Incentive Plan (for use with 2019 annual grants).

10.13*	Director Stock Election Program

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 9, 2019	/s/ Samuel R. Rubio
Samuel R. Rubio
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and authorized signatory)