Form 10-Q
period 2019-09-30
TIDEWATER INC
filed 2019-11-12
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

39,231,039 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on November 4, 2019.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	September 30,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$359,332	371,791
Restricted cash	3,300	25,953
Trade and other receivables, net	123,133	111,266
Due from affiliates	124,757	132,951
Marine operating supplies	21,303	29,505
Other current assets	13,116	11,836
Total current assets	644,941	683,302
Investments in, at equity, and advances to unconsolidated companies	—	1,039
Properties and equipment, net	1,022,786	1,089,857
Deferred drydocking and survey costs	49,025	22,215
Other assets	37,269	31,326
Total assets	$1,754,021	1,827,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,672	31,939
Accrued costs and expenses	54,792	61,784
Due to affiliates	41,676	34,972
Current portion of long-term debt	9,689	8,568
Other current liabilities	30,024	21,092
Total current liabilities	159,853	158,355
Long-term debt	419,905	430,436
Other liabilities	96,499	94,025

Contingencies (Note 10)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 39,110,938 and 36,978,280 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	39	37
Additional paid-in capital	1,365,872	1,352,388
Accumulated deficit	(292,673)	(210,783)
Accumulated other comprehensive income	2,194	2,194
Total stockholders’ equity	1,075,432	1,143,836
Noncontrolling interests	2,332	1,087
Total equity	1,077,764	1,144,923
Total liabilities and equity	$1,754,021	1,827,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Vessel revenues	$117,173	97,011	$360,476	288,679
Other operating revenues	2,592	2,181	7,296	7,607
Total revenues	119,765	99,192	367,772	296,286
Costs and expenses:
Vessel operating costs	80,619	65,237	243,261	194,613
Costs of other operating revenues	534	1,681	1,884	4,797
General and administrative	30,474	25,546	81,310	73,536
Depreciation and amortization	25,735	13,390	73,705	38,192
Loss (gain) on asset dispositions, net	(270)	1,571	(1,047)	(1,686)
Asset impairments	5,224	16,853	5,224	24,254
Total operating costs and expenses	142,316	124,278	404,337	333,706
Operating loss	(22,551)	(25,086)	(36,565)	(37,420)
Other income (expense):
Foreign exchange gain (loss)	173	1	(324)	(1,349)
Equity in net earnings (losses) of unconsolidated companies	(468)	56	(435)	(14,993)
Interest income and other, net	1,579	2,709	5,908	5,495
Interest and other debt costs, net	(7,468)	(7,585)	(22,786)	(22,731)
Total other expense	(6,184)	(4,819)	(17,637)	(33,578)
Loss before income taxes	(28,735)	(29,905)	(54,202)	(70,998)
Income tax expense	15,071	1,278	26,443	10,396
Net loss	$(43,806)	(31,183)	$(80,645)	(81,394)
Less: Net income attributable to noncontrolling interests	394	(287)	1,245	(386)
Net loss attributable to Tidewater Inc.	$(44,200)	(30,896)	$(81,890)	(81,008)
Basic loss per common share	$(1.15)	(1.16)	$(2.17)	(3.23)
Diluted loss per common share	$(1.15)	(1.16)	$(2.17)	(3.23)
Weighted average common shares outstanding	38,537	26,615	37,767	25,073
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	38,537	26,615	37,767	25,073

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(43,806)	(31,183)	$(80,645)	(81,394)
Other comprehensive income:
Unrealized losses on available for sale securities, net of tax of $0, $0, $0 and $0	—	—	—	(256)
Total comprehensive loss	$(43,806)	(31,183)	$(80,645)	(81,650)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(80,645)	(81,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,629	33,949
Amortization of deferred drydocking and survey costs	16,076	4,243
Amortization of debt premium and discounts	(1,562)	(1,371)
Provision for deferred income taxes	759	—
Gain on asset dispositions, net	(1,047)	(1,686)
Asset impairments	5,224	24,254
Changes in investments in, at equity, and advances to unconsolidated companies	435	28,087
Compensation expense - stock-based	16,599	9,967
Changes in assets and liabilities, net:
Trade and other receivables	(11,796)	(10,744)
Changes in due to/from affiliate, net	14,898	28,290
Accounts payable	(8,267)	1,719
Accrued costs and expenses	(10,574)	(10,857)
Cash paid for deferred drydocking and survey costs	(43,701)	(17,088)
Other, net	9,268	14,861
Net cash provided by (used in) operating activities	(36,704)	22,230
Cash flows from investing activities:
Proceeds from sales of assets	25,092	16,499
Additions to properties and equipment	(13,931)	(9,116)
Net cash provided by investing activities	11,161	7,383
Cash flows from financing activities:
Principal payments on long-term debt	(6,458)	(4,020)
Payments to General Unsecured Creditors	—	(8,377)
Taxes on share based awards	(3,112)	—
Other	1	(1,997)
Net cash used in financing activities	(9,569)	(14,394)
Net change in cash, cash equivalents and restricted cash	(35,112)	15,219
Cash, cash equivalents and restricted cash at beginning of period	397,744	453,335
Cash, cash equivalents and restricted cash at end of period	$362,632	468,554
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$24,482	24,218
Income taxes	$10,386	13,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	loss	interest	Total
Balance at June 30, 2019	$38	1,359,842	(248,473)	2,194	1,938	1,115,539
Total comprehensive loss	—	—	(44,200)	—	394	(43,806)
Issuance of common stock from exercise of warrants	1	(1)	—	—	—	—
Amortization/cancellation of restricted stock units	—	6,031	—	—	—	6,031
Balance at September 30, 2019	$39	1,365,872	(292,673)	2,194	2,332	1,077,764

Balance at June 30, 2018	$26	1,064,039	(89,378)	(403)	1,242	975,526
Total comprehensive loss	—	—	(30,896)	—	(287)	(31,183)
Issuance of common stock	1	—	—	—	—	1
Amortization of restricted stock units	—	(436)	—	—	—	(436)
Balance at September 30, 2018	$27	1,063,603	(120,274)	(403)	955	943,908

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	loss	interest	Total
Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(81,890)	—	1,245	(80,645)
Issuance of common stock from exercise of warrants	2	—	—	—	—	2
Amortization/cancellation of restricted stock units	—	13,484	—	—	—	13,484
Balance at September 30, 2019	$39	1,365,872	(292,673)	2,194	2,332	1,077,764

Balance at December 31, 2017	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(81,008)	(256)	(386)	(81,650)
Issuance of common stock	5	(2)	—	—	—	3
Amortization of restricted stock units	—	5,611	—	—	—	5,611
Acquisition of non-controlling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at September 30, 2018	$27	1,063,603	(120,274)	(403)	955	943,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

On November 15, 2018 (the Merger Date), we completed our business combination with GulfMark Offshore, Inc. (GulfMark) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the three and nine months ended September 30, 2019 include GulfMark’s operations while our balances and results for the three and nine months ended September 30, 2018 do not include GulfMark’s operations.

(2)	ACCOUNTING PRONOUNCEMENTS

We adopted Accounting Standards Update (ASU) No. 2016-02 - Leases (Topic 842), as amended, as of January 1, 2019.  We adopted this guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. We applied the practical expedient available in this guidance, which allows us not to restate prior year balances.  Adoption of the new standard resulted in the recording of right of use assets and lease liabilities as of January 1, 2019 of approximately $5.0 million and $5.4 million, respectively. The adoption of the new standard did not result in an adjustment to retained earnings. The standard did not impact our consolidated net earnings and had no impact on cash flows. We elected not to reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing lease, and (iii) initial direct costs for existing leases. Refer to Note (4) for further details.

As a lessor, our recognition of vessel and other operating revenues remains consistent with previous guidance under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606).  In July 2018, the FASB issued guidance codified in Accounting Standards Update 2018-11, Leases – Targeted Improvements (ASU 2018-11).  ASU 2018-11 provides a practical expedient, which allows lessors to combine the lease component with the related non-lease component if both the timing and pattern of transfer are the same for the lease and non-lease component and if the lease component would be classified as an operating lease.  The single combined component is accounted for under the leasing standard if the lease component is the predominant component and, is accounted for under ASC 606 if the non-lease component is the predominant component. We elected this practical expedient to combine our lease and non-lease components for all classes of underlying assets and have accounted for the combined component under ASC 606 for revenue contracts qualifying for this practical expedient because we have concluded that the non-lease component is the predominant component in our current revenue contracts. The lease component is the vessels leased to our customers. The non-lease components consist of the services provided by the crews manning the vessels.

(3)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2019, we had $3.9 million and $0.5 million of deferred mobilization costs included within other current assets and other assets, respectively, and we had $0.4 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities, of which $0.4 million will be recognized during the quarter ended December 31, 2019.

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

Leases (In thousands)	Classification	September 30, 2019
Assets:
Operating	Other assets	$4,400
Liabilities:
Current
Operating	Other current liabilities	698
Noncurrent
Operating	Other liabilities	4,135
Total lease liabilities		$4,833

Maturity of lease liabilities (In thousands)	Operating leases
2019	$496
2020	1,202
2021	1,165
2022	975
2023	729
After 2023	1,140
Total lease payments	$5,707
Less: Interest	874
Present value of lease liabilities	$4,833

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that began prior to that date.

		Three Months Ended	Nine Months Ended
Lease costs (In thousands)	Classification	September 30, 2019	September 30, 2018
Operating lease costs	General and administrative	$589	1,779
Short-term leases	General and administrative	469	1,552
Variable lease costs	General and administrative	407	1,011
Sublease income	General and administrative	—	(3)
Net lease cost		$1,465	4,339

Our variable lease payments consist primarily of shared operating costs recognized over the term of the lease.

Lease term and discount rate	September 30, 2019
Weighted average remaining lease term in years	4.0

Weighted average discount rate	7.0%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $0.3 million and $0.8 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $0.0 million and $0.5 million, for the three and nine months ended September 30, 2019, respectively.

Future minimum rental commitments as of December 31, 2018 are as follows:

Minimum
Year ending (In thousands)	rental commitments
2019	$3,511
2020	2,804
2021	2,501
2022	2,455
2023	1,734
After 2023	2,495
Total lease payments	$15,500

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended		Affected line item in the condensed
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	consolidated statements of operations
Balance at beginning of period	$2,194	(403)	2,194	(147)
Losses recognized in OCI				(660)
Realized gains on available for sale securities	—	—	—	404	Interest income and other, net
Net period OCI	—	—	—	(256)
Tax effect	—	—	—	—
Total gains for the period, net of tax	—	0	—	(256)
Balance at end of period	$2,194	(403)	2,194	(403)

Dilutive Equity Instruments

We had 3,397,110 and 5,143,206 incremental "in-the-money" warrants and restricted stock awards and units at September 30, 2019 and 2018, respectively.

Common shares and creditor warrants and the sum of common shares and creditor warrants outstanding at September 30, 2019 and 2018 were as follows:

Total shares outstanding including warrants	September 30, 2019	September 30, 2018
Common shares outstanding	39,110,938	26,815,991
New Creditor Warrants (strike price $0.001 per common share)	1,329,884	3,512,416
GulfMark Creditor Warrants (strike price $0.01 per common share)	1,300,359	—
Total	41,741,181	30,328,407

We also had 5,923,399 and 5,062,089 “out-of-the-money” warrants outstanding at September 30, 2019 and 2018, respectively. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28 and $100, respectively.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the three and nine months ended September 30, 2019, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2018, our balance sheet reflected approximately $104.9 million of net deferred tax assets with a valuation allowance of $106.4 million. As of September 30, 2019, we had net deferred tax assets of approximately $116.3 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $118.6 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2013. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	September 30, 2019	December 31, 2018
Due from related parties:
Sonatide (Angola)	$91,801	109,176
DTDW (Nigeria)	32,956	23,775

Due to related parties:
Sonatide (Angola)	$27,141	29,347
DTDW (Nigeria)	14,535	5,625

Due from related parties, net of due to related parties	$83,081	97,979

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide.

Nine Months
Ended
(In thousands)	September 30, 2019
Due from Sonatide at December 31, 2018	$109,176
Revenue earned by the company through Sonatide	41,184
Less amounts received from Sonatide	(45,393)
Less amounts used to offset Due to Sonatide obligations (A)	(10,551)
Other	(2,615)
Total due from Sonatide at September 30, 2019	$91,801

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The amounts due from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at September 30, 2019 was approximately $64.7 million. Sonatide had approximately $52.2 million of cash on hand (approximately $14.4 million denominated in Angolan kwanzas) at September 30, 2019 plus approximately $18.4 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net amount due from Sonatide balance for potential impairment based on available liquidity held by Sonatide.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on behalf of us.

Nine Months
Ended
(In thousands)	September 30, 2019
Due to Sonatide at December 31, 2018	$29,347
Plus additional commissions payable to Sonatide	3,914
Plus amounts paid by Sonatide on behalf of the company	7,342
Less commissions paid to Sonatide during the period	(5,961)
Less amounts used to offset Due from Sonatide obligations (A)	(10,551)
Other	3,050
Total due to Sonatide at September 30, 2019	$27,141

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

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

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues of Angolan operations (in thousands)	$11,534	15,154	41,194	43,874
Percent of consolidated vessel revenues	10%	16%	11%	15%
Number of company owned vessels in Angola	31	36	33	38
Number of stacked company owned vessels in Angola	14	16	14	16

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. The Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. We contributed $1.1 million to the pension plan during the nine months ended September 30, 2019.

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. Effective March 4, 2010, the supplemental plan was closed to new participants. We contributed $2.1 million and $2.9 million during the three and nine months ended September 30, 2019, respectively. We contributed immaterial amounts to the supplemental plan during the three and nine months ended September 30, 2018. We expect to contribute $0.4 million to the supplemental plan during the remaining quarter of 2019. Our obligations under the supplemental plan were $19.3 million and $21.4 million as of September 30, 2019 and December 31, 2018, respectively, and are included in “accrued costs and expenses” and “other liabilities” on the consolidated balance sheet.

Other Defined Benefit Pension Plans

We also have defined benefit pension plans that cover certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. We contributed an immaterial amount to the Norwegian defined benefit pension plans during the three and nine months ended September 30, 2019 and 2018 and contributions during the remainder of calendar year 2019 are expected to be immaterial.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Pension Benefits:
Service cost	$316	47	328	118
Interest cost	1,006	872	2,853	2,656
Expected return on plan assets	(711)	(481)	(1,787)	(1,446)
Administrative expenses	83	3	90	6
Settlement loss recognized	(46)	—	46	335
Net periodic pension cost	$648	441	$1,530	1,669

(9)	DEBT

The following is a summary of all debt outstanding:

	September 30,	December 31,
(In thousands)	2019	2018
Secured notes:
8.00% Senior secured notes due August 2022 (Secured Notes) (A) (B)	$349,793	349,954
Troms Offshore borrowings (C):
NOK denominated notes due May 2024	10,751	12,241
NOK denominated notes due January 2026	19,934	22,988
USD denominated notes due January 2027	20,273	22,116
USD denominated notes due April 2027	22,851	24,157
	$423,602	431,456
Debt premiums and discounts, net	5,992	7,548
Less: Current portion of long-term debt	(9,689)	(8,568)
Total long-term debt	$419,905	430,436

(A)	As of September 30, 2019 and December 31, 2018 the fair value (Level 2) of the Secured Notes was $357.9 million and $359.4 million, respectively.

(B)

In January 2019 and July 2019, we repurchased $160,000 and $747, respectively, of the Secured Notes in accordance with a tender offer obligation under our Indenture. The $3.3 million restricted cash on the balance sheet at September 30, 2019, represents proceeds from asset sales since the date of the July 2019 tender offer and is restricted as of that date by the terms of the Indenture.

(C)

We pay principal and interest on these notes semi-annually.  As of September 30, 2019 and December 31, 2018, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $73.7 million and $81.5  million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of September 30, 2019 was 5.0%.

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

Arbitral Award for the Taking of Our Venezuelan Operations

Committees formed under the rules of the World Bank’s International Centre for Settlement of Investment Disputes (ICSID) have awarded two of our subsidiaries compensation for the expropriation of the investments of the two subsidiaries by the Bolivarian Republic of Venezuela. The nature of the investments expropriated and the progress of the ICSID proceeding were previously reported by us in prior filings.  The final aggregate award is $59.9 million as of September 30, 2019 and accrues interest at approximately $0.6 million per quarter. The committees’ decisions are not subject to any further ICSID review, appeal or other substantive proceeding or any stay of enforcement.

We are committed to taking appropriate steps to enforce and collect the award, which is enforceable in any of the 150 member states that are party to the ICSID Convention, but we recognize that collection of the award presents significant practical challenges. We will record any gain in future periods if and when the contingency is resolved.

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

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. We had no material spot derivatives outstanding as of September 30, 2019 or December 31, 2018.

(12)	OTHER CURRENT ASSETS, PROPERTIES AND EQUIPMENT, OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

A summary of other current assets is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Deposits	$1,267	1,413
Prepaid expenses and other	11,849	10,423
	$13,116	11,836

A summary of properties and equipment is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Properties and equipment:
Vessels and related equipment	$1,132,307	1,144,028
Other properties and equipment	8,267	7,455
	1,140,574	1,151,483
Less accumulated depreciation and amortization	117,788	61,626
Properties and equipment, net	$1,022,786	1,089,857

Our property and equipment consist primarily of our 220 vessels located around the world.  Subsequent to September 30, 2019, we sold two of our vessels, one in the Americas and one in West Africa, for a combined total of $3.6 million and will record a net gain on the asset sales in the fourth quarter of 2019.

A summary of other assets is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Recoverable insurance losses	$3,985	4,056
Investments held for supplemental savings plan accounts	5,002	4,807
Long-term deposits	17,870	16,848
Deferred tax asset	381	395
Right of use asset (A)	4,400	—
Other	5,631	5,220
	$37,269	31,326

(A)	Refer to Note (4).

A summary of accrued cost and expenses is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Payroll and related payables	$18,589	17,447
Commissions payable (B)	1,877	1,990
Accrued vessel expenses	25,069	29,534
Accrued interest expense	5,596	5,985
Other accrued expenses	3,661	6,828
	$54,792	61,784

(B)	Excludes $25.9 million and $28.0 million of commissions due to Sonatide at September 30, 2019 and December 31, 2018, respectively. These amounts are included in amounts due to affiliate.

A summary of other current liabilities is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Taxes payable	$23,561	13,167
Lease liability - operating (C)	698	—
Accrued property and liability losses	2,352	2,726
Other	3,413	5,199
	$30,024	21,092

(C)	Refer to Note (4).

A summary of other liabilities is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Pension liabilities	$29,884	33,124
Liability for uncertain tax positions	49,553	43,790
Deferred tax liability	2,658	1,913
Lease liability - operating (D)	4,135	—
Accrued property and liability losses	1,107	4,123
Other	9,162	11,075
	$96,499	94,025

(D)	Refer to Note (4).

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and nine months ended September 30, 2019 and 2018. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to brokered vessels and other miscellaneous marine-related businesses.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Vessel revenues:
Americas	$33,147	28,039	103,624	86,721
Middle East/Asia Pacific	22,765	19,927	63,670	60,721
Europe/Mediterranean Sea	30,946	12,566	94,531	35,546
West Africa	30,315	36,479	98,651	105,691
Other operating revenues	2,592	2,181	7,296	7,607
	$119,765	99,192	367,772	296,286
Vessel operating profit (loss) (A):
Americas	$(168)	1,212	1,702	11,804
Middle East/Asia Pacific	(809)	(701)	(4,098)	(2,329)
Europe/Mediterranean Sea	(276)	(2,056)	(768)	(6,753)
West Africa	678	3,912	11,891	3,867
Other operating profit	2,052	485	5,381	2,767
	1,477	2,852	14,108	9,356
Corporate expenses (A) (B)	(19,074)	(9,514)	(46,496)	(24,208)
Gain (loss) on asset dispositions, net	270	(1,571)	1,047	1,686
Asset impairments (C)	(5,224)	(16,853)	(5,224)	(24,254)
Operating loss	$(22,551)	(25,086)	(36,565)	(37,420)
Depreciation and amortization:
Americas	$6,929	3,858	19,706	10,700
Middle East/Asia Pacific	5,685	2,939	15,454	8,552
Europe/Mediterranean Sea	7,436	2,313	22,623	6,356
West Africa	5,335	4,176	14,876	12,269
Other	5	5	15	16
Corporate	345	99	1,031	299
	$25,735	13,390	73,705	38,192
Additions to properties and equipment:
Americas	$326	564	967	2,831
Middle East/Asia Pacific	594	568	4,231	2,064
Europe/Mediterranean Sea	1,847	—	3,070	134
West Africa	684	54	2,267	35
Corporate	1,632	2,155	3,396	4,052
	$5,083	3,341	13,931	9,116

(A)

Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning on January 1, 2019 our management elected to modify that process in order to better analyze costs and better align the policies of the two combined companies such that all costs related to those previously allocated functions will remain as corporate general and administrative expenses. This change explains the significant increase in corporate expenses that is reflected in the table above for the three and nine months ended September 30, 2019.

(B)	Included in corporate expenses for the nine months ended September 30, 2019 was a $5.0 million charge for integration costs related to the business combination with GulfMark.

(C)	Refer to Note (14) for additional information regarding asset impairment charges.

The following table provides a comparison of total assets at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(In thousands)	2019	2018
Total assets:
Americas	$352,594	380,168
Middle East/Asia Pacific	268,754	233,611
Europe/Mediterranean Sea	382,094	316,524
West Africa	392,109	483,234
Other	4,238	7,440
Investments in, at equity, and advances to unconsolidated companies	0	1,039
Corporate	354,232	405,723
	$1,754,021	$1,827,739

(14)	ASSET IMPAIRMENTS

The below table summarizes impairments during the three and nine months ended September 30, 2019 and 2018, along with the amount of impairment.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Number of vessels impaired in the period	—	15	—	30
Amount of impairment incurred	$5,224	16,853	$5,224	24,254

As of September 30, 2019, we performed an evaluation to determine whether conditions existed that would indicate potential impairment in the value of our assets. Our evaluation did not indicate any indicators of impairment that would require us to perform additional analyses and, consequently, we have recorded no vessel impairment charges in the three and nine months ended September 30, 2019. We did evaluate our inventory as of September 30, 2019 and charged $5.2 million to impairment expense for obsolete marine service and vessel supplies and parts inventory. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

(15)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon duplicate office facilities with lease terms expiring between 2023 and 2026 in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland.  These closures resulted in $7.3 million and $5.9 million, respectively, lease exit and severance charges in the fourth quarter of 2018 and the first three quarters of 2019. These charges are included in general and administrative expense in our consolidated statements of operations.

Activity for the lease exit and severance liabilities for the nine months ended September 30, 2019 was as follows:

	Lease Exit Costs		Severance
(In thousands)	Europe/ Mediterranean	Corporate	Europe/ Mediterranean	Corporate	Total
Balance at December 31, 2018	$2,005	4,463	—	285	6,753
Charges	97	154	829	4,805	5,885
Cash payments	(271)	(1,689)	(691)	(3,529)	(6,180)
Balance at September 30, 2019	$1,831	2,928	138	1,561	6,458

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks include, without limitation, the risk that the cost savings and any other synergies from the business combination with GulfMark Offshore, Inc. (the “business combination”) may not be fully realized or may take longer to realize than expected; disruptions from the business combination making it more difficult to maintain relationships with customers, employees or suppliers; the possibility of litigation related to the business combination; the diversion of management’s time from day-to-day operations due to the business combination; the incurrence of substantial transaction-related costs associated with the business combination; the possibility of unanticipated costs being incurred to effectuate the integration; new accounting policies and our consolidation activities; fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

About Tidewater

Our vessels and associated vessel services provide support for all phases of offshore oil and natural gas exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships. We are also one of the most experienced international operators in the offshore energy industry with a history spanning over 60 years.

On July 31, 2017, we successfully emerged from Chapter 11 bankruptcy proceedings and adopted fresh-start accounting. Refer to Notes (4) and (5) of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on our Chapter 11 bankruptcy and emergence and the adoption of fresh-start accounting.

On November 15, 2018 (the “Merger Date”), we completed our merger with GulfMark Offshore, Inc. (“GulfMark”) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the three and nine months ended September 30, 2019 include GulfMark’s operations while our balances and results for the three and nine months ended September 30, 2018 do not include GulfMark’s operations.

At September 30, 2019, we owned 220 vessels with an average age of 10.1 years (excluding four joint venture vessels, but including 60 stacked vessels) available to serve the global energy industry. The average age of our 160 active vessels at September 30, 2019 is 9.3 years.

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

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Prices are subject to significant uncertainty and, as a result, are extremely volatile. Beginning in late 2014, the oil and gas industry experienced a significant decline in the price of oil. Beginning in late 2014, oil prices declined significantly from levels of over $100 per barrel and continued to decline throughout 2015 and into 2016 causing an industry-wide downturn. Prices reached a low of less than $30 per barrel in the first quarter of 2016 and then began a partial recovery into the $50 to $60 per barrel range. Currently, prices are ranging between $50 and $65 per barrel. Although prices have been more stable since 2016, they are still at levels that are not expected to sustain significant increases in exploration and production activities, and consequently continue to adversely affect the drilling and support service industry. Commodity prices at these levels have negatively impacted our revenues, earnings and cash flows, and further sustained reduced levels of oil and natural gas prices could have a material adverse effect on our liquidity.

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

Results of Operations – Three Months Ended September 30, 2019 compared to September 30, 2018

Revenues for the quarters ended September 30, 2019 and 2018, were $119.8 million and $99.2 million, respectively. Quarterly revenues have increased as compared to the comparable quarter of the prior year primarily as a result of the business combination with GulfMark. Incremental revenues as a result of this business combination for the quarter ended September 30, 2019 were $25.9 million.

Vessel operating costs for the quarters ended September 30, 2019 and 2018, were $80.6 million and $65.2 million, respectively. Incremental vessel operating costs as a result of the GulfMark business combination for the quarter ended September 30, 2019 were $17.9 million.

Depreciation and amortization expense for the quarters ended September 30, 2019 and 2018, was $25.7 million and $13.4 million, respectively. Depreciation and amortization expense were higher in the current quarter because of a $7.8 million increase as a result of the business combination with GulfMark and a $4.7 million increase in amortization of deferred drydocking and survey costs.

General and administrative expenses for the quarters ended September 30, 2019 and 2018, were $30.5 million and $25.5 million, respectively. General and administrative expenses increased during the quarter ended September 30, 2019 as compared to the comparable period of the prior year due to incremental GulfMark general and administrative costs of $2.9 million and termination benefits of $6.1 million with each of three executive officers (the chief executive officer, the chief operating officer and the chief legal officer). Each termination triggered benefits to be paid to the former officer, primarily related to stock compensation.  These one-time charges were partially offset by our continuing efforts to further streamline shore based-operations.

Included in loss (gain) on asset dispositions, net for the quarter ended September 30, 2019, are $0.3 million of net gains from the disposal of 3 vessels and other assets. During the quarter ended September 30, 2018, we recognized net losses of $1.6 million related to the disposal of seven vessels and other assets. During the quarter ended September 30, 2019, we impaired certain inventory assets and recognized losses approximating $5.2 million.  In the quarter ended September 30, 2018, we impaired 15 vessels and recognized $16.9 million in impairment expense.

During the quarters ended September 30, 2019 and 2018 we recognized de minimis foreign exchange gains.

In addition, our income tax expense increased $13.8 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to recognition of discrete tax expense associated with uncertain tax positions and writeoffs of certain assets in our international operations.

Results of Operations – Nine Months Ended September 30, 2019 compared to September 30, 2018

Revenues earned for the nine months ended September 30, 2019 and September 30, 2018, were $367.8 million and $296.3 million, respectively. Revenues have increased as compared to the comparable period of the prior year primarily as a result of the business combination with GulfMark. Incremental revenues as a result of this business combination for the nine months ended September 30, 2019 were $76.1 million.

Vessel operating costs for the nine months ended September 30, 2019 and 2018, were $243.3 million and $194.6 million, respectively. Incremental vessel operating costs as a result of the GulfMark business combination for the nine months ended September 30, 2019 were $52.9 million.

Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018, was $73.7 million and $38.2 million, respectively. Depreciation and amortization expense was higher in the current period because of a $23.5 million increase as a result of the business combination with GulfMark and a $11.8 million increase in amortization of deferred drydocking and survey costs.

General and administrative expenses for the nine months ended September 30, 2019 and 2018, were $81.3 million and $73.5 million, respectively. General and administrative expenses increased during the nine months ended September 30, 2019 as compared to the comparable period of the prior year due to: (i) incremental GulfMark general and administrative costs of $10.2 million; (ii) severance and lease costs of $4.3 million related to the integration of the two companies and (iii) termination benefits of $6.1 million with three executive officers discussed previously, which were partially offset by our continuing efforts to further streamline shore based-operations.

Included in gain on asset dispositions, net for the nine months ended September 30, 2019, are $1.0 million of net gains from the sale of 37 vessels and other assets. During the nine months ended September 30, 2018, we recognized net gains of $1.7 million related to the sale of 30 vessels and other assets.

During the nine months ended September 30, 2019 and 2018, we recognized foreign exchange losses of $0.3 million and $1.3 million, respectively. These foreign exchange losses were primarily the result of the revaluation of Brazilian-reais denominated balances to our U.S. dollar reporting currency.

In addition, our income tax expense increased $16.0 million in the nine months ended September 30, 2019 compared to nine months ended September 30, 2018 primarily due to recognition of discrete tax expense associated with uncertain tax positions and writeoffs of certain assets in our international operations.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(In thousands)		%		%		%		%
Vessel revenues:
Americas	$33,147	28%	28,039	29%	103,624	29%	86,721	30%
Middle East/Asia Pacific	22,765	19%	19,927	21%	63,670	18%	60,721	21%
Europe/Mediterranean Sea	30,946	26%	12,566	13%	94,531	26%	35,546	12%
West Africa	30,315	26%	36,479	38%	98,651	27%	105,691	37%
Total vessel revenues	$117,173	100%	97,011	100%	$360,476	100%	288,679	100%
Vessel operating costs:
Americas:
Crew costs	$15,108	46%	12,169	43%	48,215	47%	32,420	37%
Repair and maintenance	3,061	9%	2,571	9%	9,009	9%	5,830	7%
Insurance and loss reserves	305	1%	(488)	(2%)	(72)	(0%)	(7)	(<1%)
Fuel, lube and supplies	1,919	6%	2,081	7%	6,479	6%	5,491	6%
Other	2,461	7%	1,787	7%	8,003	8%	4,983	6%
	22,854	69%	18,120	64%	71,634	69%	48,717	56%
Middle East/Asia Pacific:
Crew costs	$9,243	41%	8,412	42%	26,856	42%	25,115	41%
Repair and maintenance	2,317	10%	1,859	9%	5,571	9%	4,916	8%
Insurance and loss reserves	356	2%	(458)	(2)%	1,131	2%	(225)	(<1%)
Fuel, lube and supplies	2,431	11%	1,394	7%	7,116	11%	5,955	10%
Other	1,318	6%	2,203	11%	4,896	8%	7,523	12%
	15,665	69%	13,410	67%	45,570	72%	43,284	71%
Europe/Mediterranean Sea:
Crew costs	$12,974	42%	5,642	45%	39,034	41%	16,410	46%
Repair and maintenance	3,307	11%	1,837	15%	9,798	10%	5,398	15%
Insurance and loss reserves	503	2%	116	1%	1,756	2%	473	1%
Fuel, lube and supplies	1,614	5%	1,195	9%	4,819	5%	4,141	12%
Other	2,658	9%	1,838	15%	8,555	9%	4,903	14%
	21,056	68%	10,628	85%	63,962	68%	31,325	88%
West Africa:
Crew costs	$8,868	29%	11,392	31%	27,423	28%	34,262	32%
Repair and maintenance	3,282	11%	2,367	6%	8,201	8%	8,172	8%
Insurance and loss reserves	863	3%	(876)	(2)%	2,140	2%	(827)	(1)%
Fuel, lube and supplies	2,817	9%	3,310	9%	8,163	8%	9,587	9%
Other	5,214	17%	6,886	19%	16,168	16%	20,093	19%
	21,044	69%	23,079	63%	62,095	63%	71,287	67%
Vessel operating costs:
Crew costs	$46,193	39%	37,615	39%	141,528	39%	108,207	37%
Repair and maintenance	11,967	10%	8,634	9%	32,579	9%	24,316	8%
Insurance and loss reserves	2,027	2%	(1,706)	(2)%	4,955	1%	(586)	(<1%)
Fuel, lube and supplies	8,781	7%	7,980	8%	26,577	7%	25,174	9%
Other	11,651	10%	12,714	13%	37,622	10%	37,502	13%
Total vessel operating costs	$80,619	69%	65,237	67%	243,261	67%	194,613	67%

Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning on January 1, 2019, our management elected to modify that process in order to better analyze costs and better align the policies of the two combined companies such that all costs related to those previously allocated functions would instead be charged to corporate general and administrative expenses.  This change is reflected in the tables below for the three and nine months ended September 30, 2019. .  As a result, the segment general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 are not comparable.

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(In thousands)		%		%		%		%
Segment general and administrative expenses:
Americas	$3,532	11%	4,849	17%	$10,583	10%	15,500	18%
Middle East/Asia Pacific	2,224	10%	4,279	21%	6,745	11%	11,214	18%
Europe/Mediterranean Sea	2,731	9%	1,681	13%	8,715	9%	4,618	13%
West Africa	3,257	11%	5,312	15%	9,787	10%	18,268	17%
Total segment general and administrative expenses	$11,744	10%	16,121	17%	$35,830	10%	49,600	17%

The following table presents segment depreciation expense by our four geographic segments, the related segment vessel depreciation expense as a percentage of segment vessel revenues, total segment depreciation expense and the related total segment depreciation expense as a percentage of total vessel revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(In thousands)		%		%		%		%
Segment depreciation expense:
Americas	$6,929	21%	$3,858	14%	$19,706	19%	$10,700	12%
Middle East/Asia Pacific	5,685	25%	2,939	15%	15,454	24%	8,552	14%
Europe/Mediterranean Sea	7,436	24%	2,313	18%	22,623	24%	6,356	18%
West Africa	5,335	18%	4,176	11%	14,876	15%	12,269	12%
Total segment depreciation expense	$25,385	22%	13,286	14%	$72,659	20%	37,877	13%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(In thousands)		%		%		%		%
Vessel operating profit (loss):
Americas	$(168)	(<1%)	$1,212	1%	$1,702	<1%	$11,804	4%
Middle East/Asia Pacific	(809)	(1%)	(701)	(1%)	(4,098)	(1%)	(2,329)	(1%)
Europe/Mediterranean Sea	(276)	(<1%)	(2,056)	(2%)	(768)	(<1%)	(6,753)	(2%)
West Africa	678	1%	3,912	4%	11,891	3%	3,867	1%
Other operating profit (loss)	2,052	2%	485	1%	5,381	1%	2,767	1%
	1,477	1%	2,852	3%	14,108	4%	9,356	3%
Corporate expenses (A)	(19,074)	(16%)	(9,514)	(10%)	(46,496)	(13%)	(24,208)	(8%)
Gain (loss) on asset dispositions, net	270	(<1%)	(1,571)	(2%)	1,047	1%	1,686	1%
Asset impairments	(5,224)	(4%)	(16,853)	(17%)	(5,224)	(1%)	(24,254)	(8%)
Operating loss	$(22,551)	(19%)	(25,086)	(25%)	$(36,565)	(9%)	(37,420)	(13%)

(A)	Included in corporate expenses for the nine months ended September 30, 2019, was $5.0 million of integration costs related to the business combination with GulfMark.

Results for three months ended September 30, 2019 compared to September 30, 2018

Americas Segment Operations. Vessel revenues in the Americas segment increased 18%, or $5.1 million, during the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018. This increase is primarily the result of the ten average active additional vessels added to the fleet resulting from the GulfMark business combination. Overall Americas segment utilization increased from 46.1% during the third quarter of 2018 to 56.9% during the third quarter of 2019; however, average day rates during these same periods decreased 15%, generally due to a greater portion of the segment’s vessels being hired at current prevailing day rates which are lower than those experienced during the third quarter of 2018.

Vessel operating loss for the Americas segment for the quarter ended September 30, 2019 was $0.2 million, which was $1.4 million less than operating profit for the quarter ended September 30, 2018. The decrease is primarily related to the increase in vessel operating costs primarily related to requirements for increased local crewing on vessels operating in Brazil and additional vessels working in the U.S. Gulf, some of which required additional repairs and maintenance.

For the quarter ended September 30, 2019, incremental increases related to the addition of GulfMark vessels to the Americas fleet included vessel operating expenses of $4.8 million, depreciation of $2.3 million and general and administrative expenses of $0.6 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 14%, or $2.8 million, during the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018. Middle East/Asia Pacific segment utilization for the quarter ended September 30, 2019 was increased from 62.4% to 63.6% and average day rates increased six percent. Vessel operating loss for the Middle East/Asia Pacific segment for the quarter ended September 30, 2019, was $0.8 million as compared to $0.7 million for the quarter ended September 30, 2018. The increase in revenue was offset by the increase in operating costs and depreciation expenses.  There was minimal impact from the GulfMark merger on operations in this segment.

For the quarter ended September 30, 2019, incremental increases related to the addition of GulfMark vessels to the Middle East/Asia Pacific vessel fleet included vessel operating expenses of $0.6 million, depreciation of $0.6 million and general and administrative expenses of $0.1 million. Overall reductions to general and administrative expenses were primarily attributable to our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues in the Europe/Mediterranean Sea segment increased 146%, or $18.4 million, during the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018. The Europe/Mediterranean Sea vessel fleet increased by 14 active vessels on a net basis, all of which were incrementally added to the area as a result of the business combination with GulfMark. Europe/Mediterranean Sea segment utilization decreased from 67.0% during the quarter ended September 30, 2018 to 61.4% during the quarter ended September 30, 2019.  Average day rates during these same periods increased 31% because of increasing demand for vessels in the North Sea and Mediterranean. Vessel operating loss for the Europe/Mediterranean Sea segment was $0.3 million for the quarter ended September 30, 2019 as compared to a vessel operating loss of $2.1 million for the quarter ended September 30, 2018.

For the quarter ended September 30, 2019, incremental increases related to the addition of GulfMark vessels to the Europe/Mediterranean Sea vessel fleet included vessel operating expenses of $12.5 million, depreciation of $4.8 million and general and administrative expenses of $1.5 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 17%, or $6.2 million, during the quarter ended September 30, 2019, as compared to the quarter ended September 30, 2018. The West Africa vessel fleet decreased by seven active vessels during the comparative periods. West Africa segment utilization decreased slightly from 51.4% during the third quarter of 2018 to 50.9% during the third quarter of 2019, and average day rates decreased 1% during these same periods. The decrease in revenue was generally due to the decrease in active vessels in the region.

Vessel operating profit for the West Africa segment decreased from $3.9 million for the quarter ended September 30, 2018 to $0.7 million in the quarter ended September 30, 2019 primarily due to lower revenue.

Results for nine months ended September 30, 2019 compared to September 30, 2018

Americas Segment Operations. Vessel revenues in the Americas segment increased 19%, or $16.9 million, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase is the result of the eleven average active additional vessels added to the fleet resulting primarily from the GulfMark business combination. Overall Americas segment utilization increased from 45.7% during the nine months ended September 30, 2018 to 52.9% during the nine months ended September 30, 2019; however, average day rates during these same periods decreased 20%, which is generally due to a greater portion of the segment’s vessels being hired at current prevailing day rates which are lower than those experienced during 2018.

Operating profit for the Americas segment for the nine months ended September 30, 2019, was $10.1 million less than operating profit for the nine months ended September 30, 2018. The decrease is primarily related to the increase in vessel operating costs primarily related to requirements for increased local crewing on vessels operating in Brazil and additional vessels working in the U.S. Gulf, some of which required additional repairs and maintenance during 2019.

For the nine months ended September 30, 2019, incremental increases related to the addition of GulfMark vessels to the Americas fleet included vessel operating expenses of $17.0 million, depreciation of $7.2 million and general and administrative expenses of $1.2 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased $2.9 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The Middle East/Asia Pacific vessel fleet count was 2 less for the nine months ended September 30, 2019 than for the nine months ended September 30, 2018; although, four active vessels were incrementally added to the area as a result of the business combination with GulfMark. Middle East/Asia Pacific segment utilization increased from 55.9% to 62.2% and average day rates decreased by 3%. Operating loss for the Middle East/Asia Pacific segment increased $1.8 million largely related to higher depreciation expense primarily related to the additional incremental GulfMark vessels and the amortization of deferred dry docking costs.

For the nine months ended September 30, 2019, incremental increases related to the addition of GulfMark vessels to the Middle East/Asia Pacific vessel fleet included vessel operating expenses of $2.7 million, depreciation of $1.7 million and general and administrative expenses of $0.7 million. Overall reductions to general and administrative expenses were primarily attributable to our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Europe/Mediterranean Sea Segment Operations.  Vessel revenues in the Europe/Mediterranean Sea segment increased 166%, or $59.0 million, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The Europe/Mediterranean Sea vessel fleet increased by 16 active vessels on a net basis, 15 of which were incrementally added to the area as a result of the business combination with GulfMark. Europe/Mediterranean Sea segment utilization decreased slightly from 65.0% to 61.4% and average day rates increased by 30%. These increases in utilization and average day rates are due to the increasing demand for vessels in the North Sea and Mediterranean. Operating loss for the Europe/Mediterranean Sea segment decreased 89%, or $6.0 million, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, incremental increases related to the addition of GulfMark vessels to the Europe/Mediterranean Sea vessel fleet included vessel operating expenses of $33.2 million, depreciation of $14.1 million and general and administrative expenses of $4.8 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 7%, or $7.0 million, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The West Africa vessel fleet decreased by four active vessels during the comparative periods. West Africa segment utilization increased from 48.3% to 50.8% and average day rates increased by 2%. The decreases in revenue were generally due to the mix of higher specification vessels working in the segment and more spot market activity in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Operating profit for the West Africa segment was $11.9 million for the nine months ended September 30, 2019, as compared to $3.9 million for the nine months ended September 30, 2018. This increase in profitability is due to decreases in vessel costs, primarily as a result of the devaluation of a currency which was used to pay a portion of crew costs, and general and administrative expenses. The reductions to general and administrative expenses are primarily the result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Other Items.

Asset Impairments. The table below summarizes the number of vessels impaired and the amount of the impairment incurred.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Number of vessels impaired in the period	—	15	—	30
Amount of impairment incurred	$5,224	16,853	5,224	24,254

As of September 30, 2019, we performed an evaluation to determine whether conditions existed that would indicate potential impairment in the value of our assets. Our evaluation did not indicate any indicators of impairment that would require us to perform additional analyses and, consequently, we have recorded no vessel impairment charges in the three and nine months ended September 30, 2019. We did evaluate our inventory as of September 30, 2019 and charged $5.2 million to impairment expense for obsolete inventory.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (four and eight vessels at September 30, 2019 and 2018, respectively).

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
SEGMENT STATISTICS:
Americas fleet:
Utilization	56.9%	46.1%	52.9%	45.7%
Average vessel day rates	$11,783	$13,924	$11,843	$14,841
Average total vessels	54	47	61	47
Average stacked vessels	(17)	(20)	(23)	(20)
Average active vessels	37	27	38	27

Middle East/Asia Pacific fleet:
Utilization	63.6%	62.4%	62.2%	55.9%
Average vessel day rates	$7,520	$7,123	$7,343	$7,545
Average total vessels	52	49	51	53
Average stacked vessels	(11)	(9)	(10)	(12)
Average active vessels	41	40	41	41

Europe/Mediterranean Sea fleet:
Utilization	61.4%	67.0%	61.4%	65.0%
Average vessel day rates	$12,147	$9,302	$12,050	$9,266
Average total vessels	45	22	47	22
Average stacked vessels	(13)	(4)	(13)	(4)
Average active vessels	32	18	34	18

West Africa fleet:
Utilization	50.9%	51.4%	50.8%	48.3%
Average vessel day rates	$9,174	$9,291	$9,421	$9,272
Average total vessels	70	83	75	86
Average stacked vessels	(22)	(28)	(25)	(32)
Average active vessels	48	55	50	54

Worldwide fleet:
Utilization	57.5%	54.5%	55.9%	51.4%
Average vessel day rates	$10,021	$9,616	$10,087	$9,911
Average total vessels	221	201	234	208
Average stacked vessels	(63)	(61)	(71)	(68)
Average active vessels	158	140	163	140

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

The following is a summary of net properties and equipment at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Number	Carrying	Number	Carrying
	of Vessels	Value	of Vessels	Value
		(In thousands)		(In thousands)
Owned vessels in active service	160	$897,583	165	$914,044
Stacked vessels	60	120,010	92	169,037
Marine equipment and other assets under construction		246		795
Other property and equipment		4,947		5,981
Totals	220	$1,022,786	257	$1,089,857

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The following is a summary of the number of vessels disposed of by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Number of vessels disposed of by segment:
Americas	2	—	20	8
Middle East/Asia Pacific	—	5	1	7
Europe/Mediterranean Sea	1	—	6	—
West Africa	—	2	10	15
Total	3	7	37	30

Liquidity, Capital Resources and Other Matters

Availability of Cash

At September 30, 2019, we had $362.6 million in cash and cash equivalents (including $3.3 million of restricted cash), of which $96.4 million was held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the United States because cash on hand, cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the United States.

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

Operating Activities

Net cash provided by (used in) operating activities for any period will fluctuate according to the level of business activity for the applicable period and for the nine months ended September 30, 2019 and 2018, was $(36.7) million and $22.2 million, respectively.

Net cash used in operations for the nine months ended September 30, 2019, reflects a net loss of $80.6 million, which includes non-cash depreciation and amortization of $73.7 million, asset impairments of $5.2 million, stock-based compensation expense of $16.6 million and approximately $1.0 million of gains on asset sales. Cash paid for drydocking used $43.7 million and combined changes in operating assets and liabilities and in amounts due to/due from affiliate, net, used $6.5 million of cash.

Net cash provided by operations for the nine months ended September 30, 2018 reflects a net loss of $81.4 million, which includes non-cash asset impairments of $24.3 million, non-cash depreciation and amortization of $38.2 million, gain on asset dispositions, net, of $1.7 million and stock-based compensation expense of $10.0 million. Changes in investments in, at equity, and advances to unconsolidated companies decreased by $28.1 million, which primarily reflects foreign exchange losses recognized by the company’s 49% owned Sonatide joint venture. Changes in due from/due to related parties, net during the nine months ended September 30, 2018 of $28.3 million generally reflect collections from Sonatide. Change in operating assets and liabilities used $5.0 million of cash in the nine months ended September 30, 2018.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 and 2018, was $11.2 million and $7.4 million, respectively.

Net cash provided by investing activities for the nine months ended September 30, 2019 primarily reflects the receipt of $25.1 million related to the disposal of 37 vessels. Additions to properties and equipment were comprised of approximately $13.9 million in capitalized upgrades to existing vessels and equipment and property and equipment purchases.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $7.4 million, reflecting the receipt of proceeds from the sale of assets of $16.5 million related to the disposal of 30 vessels. Additions to properties and equipment were comprised of approximately $5.0 million in capitalized upgrades to existing vessels and equipment and $4.1 million for the construction of offshore support vessels.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 and 2018, was $9.6 million and $14.4 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2019 was a result of $6.3 million of scheduled semiannual principal payments on Troms offshore debt, $3.1 million of taxes paid related to share based compensation and the repurchase of $0.2 million of New Secured Notes resulting from a recent tender offer.

Financing activities for the nine months ended September 30, 2018 used $14.4 million of cash, as a result of payments made to creditors pursuant to the plan of reorganization of $8.4 million, $4.0 million of scheduled semiannual principal payments on Troms offshore debt, a $2.0 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture and the repurchase of $46,023 of New Secured Notes resulting from a tender offer.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the nine months ended September 30, 2019 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
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

10.9+*	Amendment, dated September 3, 2019, to Amended and Restated Employment Agreement with Quintin V. Kneen

10.10+

Form of Separation and Consulting Agreement between Tidewater Inc. and certain officers, dated September 23, 2019 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on September 27, 2019, File No. 1-6311).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 12, 2019	/s/ Samuel R. Rubio
Samuel R. Rubio
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and authorized signatory)