Form 10-K
period 2019-12-31
TIDEWATER INC
filed 2020-03-02
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $883,454,841 based on the closing sales price as reported on the New York Stock Exchange of $23.48.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 18, 2020, 40,111,245  shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance.  Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, the risk that the cost savings and any other synergies from the business combination with GulfMark Offshore, Inc. (the “business combination”) may not be fully realized or may take longer to realize than expected; disruptions from the business combination making it more difficult to maintain relationships with customers, employees or suppliers; the possibility of litigation related to the business combination; the diversion of management’s time from day-to-day operations due to the business combination;  incurrence of substantial transaction-related costs associated with the business combination; the possibility of unanticipated costs being incurred to effectuate the integration; new accounting policies and our consolidation activities; fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel construction and maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

ITEM 1. BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange (NYSE) under the symbol “TDW”, provides offshore marine support and transportation services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. We were incorporated in 1956 and conduct our operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has either majority or occasionally non-controlling interests (generally where required to satisfy local ownership or local content requirements). Unless otherwise required by the context, the terms “we”, “us”, “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

On July 31, 2017, Tidewater successfully emerged from Chapter 11 bankruptcy proceedings and adopted fresh-start accounting. Refer to Notes (17) and (18) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our Chapter 11 bankruptcy and emergence and the adoption of fresh-start accounting.

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

Our offshore support vessel fleet consists primarily of company owned vessels several of which are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At December 31, 2019, we owned 217 vessels (excluding five joint venture vessels, including 61 stacked vessels and four active vessels designated for sale) available to serve the global energy industry. Of the 61 stacked vessels, 42 have been designated for sale and have been classified as such on the Balance Sheet, along with four active vessels also designated for sale.  Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels.

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

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects are generally more costly than other onshore and offshore exploration and development. As a result, the sustained low levels of crude oil prices over the past few years has caused, and may continue to cause, many E&P companies to restrain their level of capital expenditures in regards to deepwater projects.

Revenues are derived primarily from vessel time charter or similar contracts that are generally from three months to several years in duration, and, to a lesser extent, from vessel time charter contracts on a “spot” basis, which is a short-term (one day to three month) agreement to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow us to recover specific additional costs.

Business Combination

On November 15, 2018 (the “Merger Date”), we completed our acquisition of GulfMark Offshore, Inc. (GulfMark) pursuant to the Agreement and Plan of Merger, dated July 15, 2018 (the “business combination”). The business combination was effected through a two-step reverse merger, pursuant to which (i) Gorgon Acquisition Corp., a Delaware corporation and wholly-owned subsidiary, merged with and into GulfMark, with GulfMark continuing as the surviving corporation and a wholly-owned subsidiary and then, immediately afterwards, (ii) GulfMark merged with and into Gorgon NewCo, LLC, a Delaware limited liability company and wholly-owned subsidiary (“Gorgon”), with Gorgon continuing as the surviving entity and a direct, wholly-owned subsidiary. GulfMark’s results are included in our consolidated results beginning on the Merger Date. Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our merger with GulfMark.

Upon consummation of the business combination, GulfMark shareholders received 1.10 (the “Exchange Ratio”) shares of Tidewater common stock in exchange for each share of GulfMark common stock owned.  Outstanding GulfMark Creditor Warrants (GLF Creditor Warrants) and GulfMark Equity Warrants (GLF Equity Warrants) were assumed from GulfMark with each warrant becoming exercisable for 1.10 shares of Tidewater common stock on substantially the same terms and conditions as provided in the pre-existing warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. All outstanding GulfMark restricted stock units (awards granted to GulfMark directors and management prior to the merger) were converted into substantially similar awards to acquire Tidewater common stock with the number of restricted stock units being adjusted by the Exchange Ratio. The fair value of the Tidewater common stock and warrants issued as part of the consideration paid for GulfMark was determined based on the closing price of Tidewater’s common stock on NYSE on November 14, 2018. Immediately following the completion of the business combination, the former Tidewater stockholders and GulfMark stockholders owned 74% and 26% of the combined company, respectively.  In addition, we repaid the $100 million outstanding balance of GulfMark’s Term Loan Facility. The business combination, as a whole, resulted in a total purchase consideration of $385.5 million.

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

Reporting Segments and Vessel Classifications

Our reporting segments are based on geographic markets: the Americas segment, which includes the U.S. Gulf of Mexico, Trinidad, Mexico and Brazil; the Middle East/Asia Pacific segment, which includes Saudi Arabia, East Africa, Southeast Asia and Australia; the Europe/Mediterranean segment, which includes the United Kingdom, Norway and Egypt; and the West Africa segment; which includes Angola, Nigeria, and other coastal regions of West Africa.  Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. We disclose our vessel statistical information, including revenue, utilization and average day rates, by vessel class. Discussed below are our three major vessel classes along with a description of the type of vessels categorized in each vessel class and the services the respective vessels typically perform.

Deepwater Vessels

Deepwater vessels, in the aggregate, are usually our largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large platform supply vessels (PSVs) (typically longer than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) and large, higher-horsepower anchor handling tug supply vessels (AHTS vessels) (generally greater than 10,000 horsepower). These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessels to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater PSVs and AHTS vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers have high standards in regards to safety and other operational competencies and capabilities, in part to meet the regulatory standards that continue to be more stringent.

Our deepwater class of vessels also includes specialty vessels that can support offshore well stimulation, construction work, subsea services and/or serve as remote accommodation facilities. These vessels are generally available for routine supply and towing services, but are also outfitted, and primarily intended, for specialty services. For example, these vessels can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems.

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

Other Vessels

Included in this class are crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels are also often equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges.

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

The following table discloses our customers that accounted for 10% or more of total revenues:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Chevron Corporation	13.0%	15.0%	17.4%	17.5%
Saudi Aramco	7.6%	8.3%	10.1%	11.7%

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of these significant customers could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations. Our five and ten largest customers accounted for approximately 37.1% and 58.3% of our total revenues for the year ended December 31, 2019, respectively.

Competition

We have numerous mid-size and large competitors. The principal competitive factors for the offshore vessel service industry are the quality, suitability and technical capabilities of our vessels, availability of vessels and related equipment, price and quality of service. In addition, the ability to demonstrate a strong record for safety and efficiency and attract and retain qualified and skilled personnel are also important competitive factors. We have numerous competitors in all areas in which we operate around the world, and the business environment in each of these markets is highly competitive. Competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in the many areas of the world are competitive advantages in our industry.  In the Americas region, we benefit from the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the rules and regulations promulgated thereunder (collectively, the Jones Act), which limit vessels that can operate in the U.S. Gulf of Mexico to those owned by companies that qualify as U.S. citizens. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.

Increases in worldwide vessel capacity generally have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity in the oil and natural gas industry, as has been the case since late calendar 2014 when oil prices began to trend lower.

Sonatide Joint Venture

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars.  We have been informed that, as part of a broad privatization program, Sonagal intends to seek to divest itself from the Sonatide joint venture in 2020.

Refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on the Sonatide joint venture.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the MLC) mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities.  Since its initial entry into force on August 20, 2013, 90 countries have now ratified the MLC.

We maintain certification of our vessels to MLC requirements, perform maintenance and repairs at shipyards, and make port calls during ocean voyages in accordance with the MLC based on the dates of enforcement by countries in which we operate. Additionally, where possible, we continue to work with identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the MLC and allow us to standardize operational protocols among our fleet.

Government Regulation

We are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our U.S. flagged vessels are subject to the jurisdiction of the U.S. Coast Guard, the U.S. Customs and Border Protection, and the U.S. Maritime Administration. We are also subject to international laws and conventions and the laws of international jurisdictions where we operate.

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding stock were owned by non-U.S. Citizens as defined by the Jones Act (which we refer to as U.S. Citizens). For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our charter provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock. At the time of our emergence from bankruptcy on July 31, 2017, approximately 22% of our outstanding common stock was owned by non-US Citizens. Based on information supplied to us by our transfer agent, less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2019.

Our vessel operations in the U.S. Gulf of Mexico (GOM) are considered to be coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 217 vessels that we owned or operated at December 31, 2019, 193 (135 active) vessels were registered under flags other than the United States and 24 (17 active) vessels were registered under the U.S. flag.

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

We are in compliance with the International Ship and Port Facility Security (ISPS) Code, an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of the ISPS Code and SOLAS. Under the ISPS Code, we perform worldwide security assessments, risk analyses, and develops vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the U.S. Coast Guard pursuant to the latest revision of Maritime Security Directive 104-6.

Occupational Safety and Health Compliance

In the U.S., we are subject to the Occupational Safety and Health Act (OSHA) and other similar laws and regulations, which establish workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

As described above, certain of the international jurisdictions in which we operate, including the U.K., have ratified the MLC, which establishes minimum requirements for working conditions of seafarers, including conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare and social security protection. Although the U.S. is not a party to the MLC, U.S. flag vessels operating internationally must comply with the MLC when calling on a port in a country that is a party to the MLC.

Environmental Compliance

During the ordinary course of business, our operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, we cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.  Existing U.S. environmental laws and regulations to which we are subject include, but are not limited to:

•

the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various preconstruction, operational, monitoring and reporting requirements, and that the U.S. Environmental Protection Agency has relied upon as the authority for adopting climate change regulatory initiatives relating to greenhouse gas emissions;

•

the Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the U.S.;

•

the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur; and

•

U.S. Department of the Interior regulations, which govern oil and natural gas operations on federal lands and waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and potential liabilities for pollution damages.

In the U.S. and abroad, we are subject to the International Convention for the Prevention of Pollution from Ships (MARPOL), an international convention that imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling of certain substances, sewage and air emissions.

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

Safety

We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into our on-going safety-related training. In addition, we employ safety personnel to be responsible for administering our safety programs and fostering our safety culture. Our position is that each of our employees is a safety supervisor with the authority and the obligation to stop any operation that they deem to be unsafe.

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

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, our Gulf of Mexico (GOM) operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. Our vessels that operate offshore in India Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for our offshore support vessels and other services than on any seasonal variation.

Employees

At December 31, 2019, we had approximately 5,300 employees worldwide. We are not a party to any union contract in the United States but through several subsidiaries are subject to union agreements covering local nationals in several countries other than the United States. In the past, we have been the subject of a union organizing campaign for the GOM employees by maritime labor unions. If the employees in the GOM were to unionize, our flexibility in managing industry changes in the domestic market could be adversely affected.

Available Information

We make available free of charge, on or through our website (www.tdw.com), our Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (Exchange Act) and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

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

Demand for our services depends substantially upon the level of activity in the oil and natural gas industry and, in particular, the willingness of oil and natural gas companies to make capital expenditures on exploration, drilling and production operations. Oil and natural gas prices and market expectations of potential changes in these prices significantly affect this level of activity. Prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

•	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and natural gas;

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC to change production levels;

•	sanctions imposed by the U.S., the European Union (E.U.), or other governments against oil producing countries;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and natural gas reserves;

•

federal, state and local regulation relating to (i) exploration and drilling activities, (ii) equipment, material, supplies or services that we furnish, (iii) oil and natural gas exports and (iv) environmental or energy security matters;

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

•	incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;

•	political, military and economic instability and social unrest in oil and natural gas producing countries, including the impact of armed hostilities involving one or more oil producing nations;

•	global or regional public health crises and other catastrophic events, such as the coronavirus outbreak at the beginning of 2020;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption (such as fracking);

•	the price and availability of alternative fuel and energy sources;

•	technological advances affecting energy consumption;

•	uncertainty in capital and commodities markets;

•	domestic and foreign tax policies, including those regarding tariffs and duties;

•	changes in the value of the U.S. dollar relative to other global currencies.

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

Moreover, higher commodity prices will not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services, in part because customer demand is often driven by capital expenditure programs that are more focused on future commodity price expectations and not solely on current prices. Additionally, increased commodity demand may in the future be satisfied by land-based energy resource production and any increased demand for offshore support vessel services can be more than offset by an increased supply of offshore support vessels resulting from the construction of additional offshore support vessels.

We derive a significant amount of revenue from a relatively small number of customers.

For the years ended December 31, 2019 and 2018, periods from August 1, 2017 through December 31, 2017 (Successor), and April 1, 2017 through July 31, 2017 (Predecessor), the five and ten largest customers accounted for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if  one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts with us, and/or refuse to award new contracts to us.

Our customer base has undergone consolidation and additional consolidation is possible.

Additional consolidation of oil and natural gas companies and other energy companies and energy services companies is possible. Consolidation reduces the number of customers for our equipment and services, and may negatively affect exploration, development and production activity as consolidated companies focus, at least initially, on increasing efficiency and reducing costs and may delay or abandon exploration activity with less promise. Such activity could adversely affect demand for our offshore services.

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

The rise in production of unconventional crude oil and natural gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world have contributed to an over-supplied natural gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction. There has also been a buildup of crude oil inventories in the U.S. in part due to the increased development of unconventional crude oil resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, without a commensurate growth in demand for crude oil and natural gas may continue to depress crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

Uncertain economic conditions may lead our customers to postpone capital spending or jeopardize our customers’ or other counterparties’ ability to perform their obligations.

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit markets and reductions in our customers’ income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of the company and our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers and economic sanctions or other restrictions imposed by the U.S. or other countries, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts, security operations, and seaborne refugee issues) can have a material negative effect on our business, revenues and profitability.

Additionally, continued uncertain industry conditions could jeopardize the ability of certain of our counterparties, including our customers, insurers and financial institutions, to perform their obligations. Although we assess the creditworthiness of our counterparties, a prolonged period of difficult industry conditions could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In addition, we may offer extended payment terms to our customers in order to secure contracts. These circumstances may lead to more frequent collection issues. Our financial results and liquidity could be adversely affected.

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

We have substantial operations in Brazil, Mexico, the North Sea, Norway, Southeast Asia, Saudi Arabia, Angola, Nigeria and throughout the west coast of Africa, which generate a large portion of our revenue.  Our customary risks of operating internationally include, but are not limited to, political, military, social and economic instability within the host country; possible vessel seizures or expropriation of assets and other governmental actions by the host country, including trade or economic sanctions and  enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom (U.K.) Modern Slavery Act, the U.K. Bribery Act, the E.U. General Data Protection Regulation (GDPR), export laws and other similar laws applicable to our operations in international markets; an inability to recruit, retain or obtain work visas for workers of international operations; deprivation of contract rights; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the U.S.; civil unrest, acts of terrorism, war or other armed conflict (further described below); and import/export quotas and restrictions or other trade barriers, most of which are beyond our control. See Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We are also subject to risks relating to war, sabotage, piracy, kidnappings and terrorism or any similar risk that may put our personnel at risk and adversely affect our operations in unpredictable ways, including changes in the insurance markets as a result of war, sabotage, piracy or kidnappings, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, an act of war, piracy, sabotage or terrorism. War or risk of war or any such attack may also have an adverse effect on the economy, which could adversely affect activity in offshore oil and natural gas exploration, development and production and the demand for our services. Insurance coverage can be difficult to obtain in areas of pirate and terrorist attacks resulting in increased costs that could continue to increase. We periodically evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, and terrorism could also adversely affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth. The increase in the level of these criminal or terrorist acts over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities. Although we take what we consider to be prudent measures to protect our personnel and assets in markets that present these risks, including solicitation of advice from third-party experts, we have confronted these kinds of incidents in the past, and there can be no assurance we will not be subjected to them in the future.

Global or regional public health crises and other catastrophic events could reduce economic activity resulting in lower commodity prices and could affect our crew rotations and entry into ports.

The current coronavirus epidemic has caused several countries to restrict travel and quarantine those who have been exposed.  Quarantines and the inability to move or interact freely will have an impact on economic results.  In particular, such actions could reduce the world demand for oil.  In addition, we may not be able to move freely in certain ports and we may not be able to economically move our vessel crews to and from our locations around the world.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations.

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to maintain sufficient cash flows. Our ability to generate cash in the future, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

Lower levels of offshore exploration and development activity and spending by our customers globally directly and significantly have impacted, and may continue to impact, our financial performance, financial condition and financial outlook.

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

The Indenture, as amended, and the amended and restated Troms credit agreement also require us to comply with certain financial covenants, including maintenance of minimum liquidity and, commencing June 30, 2019, compliance with a minimum consolidated interest coverage ratio.  We may be unable to meet these financial covenants or comply with these restrictive covenants, which could result in a default under our Indenture or the amended and restated Troms credit agreement. If a default occurs and is continuing, the Trustee or noteholders holding at least 25% of the aggregate principal amount of then outstanding notes under the Indenture and the lenders under the amended and restated Troms credit agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the noteholders and the lenders under the amended and restated Troms credit agreement will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.  Please refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Indenture and amended and restated Troms credit agreement.

As a result of the restrictive covenants under the Indenture and the amended and restated Troms credit agreement, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in the Indenture and the amended and restated Troms credit agreement, including a substantial make whole premium applicable to voluntary prepayment of obligations under the Indenture, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if requested to obtain financial or operational flexibility or if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

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

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, such as investing in new vessels, and other general business activities;

•	requiring that we pledge substantial collateral, including vessels, which may limit flexibility in operating our business and restrict our ability to sell assets;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, general corporate purposes and other activities;

•	limiting management’s flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to successfully withstand a further downturn in our business or further worsening of macroeconomic or industry conditions; and

•	placing us at a competitive disadvantage against less leveraged competitors.

We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

If commodity prices remain depressed or decline or if E&P companies continue to assign a low priority to investments in offshore exploration, development and production, there could be a general outflow of credit and capital from the energy and energy services sectors and/or offshore-focused energy and energy service companies, as well as further efforts by lenders to reduce their loan exposure to the energy sector, impose increased lending standards for the energy and energy services sectors, increase borrowing costs and collateral requirements or refuse to extend new credit or amend existing credit facilities in the energy and energy services sectors. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by bank regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate the ability of borrowers to achieve a favorable outcome in negotiating solutions to even marginally stressed credits.

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

Expenditures required for the repair, certification and maintenance of a vessel, some of which may be unplanned, typically increase with vessel age. Additionally, stacked vessels are not maintained with the same diligence as our marketed fleet. Depending on the length of time the vessels are stacked, we may incur additional costs to return these vessels to active service. These costs are difficult to estimate and may be substantial. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain our current fleet size we may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets. The cost of repairing and/or upgrading existing vessels or adding a new vessel to our fleet can be substantial. Moreover, while our vessels are undergoing repair, upgrade or maintenance, they may not earn a day rate during the period they are out of service.

While we expect our cash on hand, cash flow from operations and borrowings under new debt facilities to be adequate to fund our future potential purchases of additional vessels, our ability to pay these amounts is dependent upon the success of our operations. We can give no assurance that we will have sufficient capital resources to build or acquire the vessels required to expand or to maintain our current fleet size and vessel configuration.

We may not be able to renew or replace expiring contracts for our vessels.

We have a number of charters that expired in 2019 and others that will expire in 2020. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to us than are the terms of our existing contracts, or we may be unable to secure contracts for these vessels. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.

Most of the long-term contracts for our vessels and all of our contracts with governmental entities and national oil companies contain early termination options in favor of the customer, in some cases permitting termination for any reason. Although some of these contracts have early termination remedies in our favor or other provisions designed to discourage our customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Moreover, most of the contracts for our vessels have a term of one year or less and can be terminated with 90 days or less notice. Unless such vessels can be placed under contract with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business or replace it on economically equivalent terms. In those circumstances, the amount of backlog could be reduced and the conversion of backlog into revenue could be impaired. Additionally, because of depressed commodity prices, adverse changes in credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a vessel that is currently under contract or may be able to obtain a comparable vessel at a lower rate. For these reasons, customers may seek to renegotiate the terms of our existing contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. In any case, an early termination of a contract may result in one or more of our vessels being idle for an extended period of time. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

We may record additional losses or impairment charges related to our vessels.

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have realized impairment charges with respect to our long-lived assets over the past several years.  In the event that offshore E&P industry conditions further deteriorate, or persist at current levels, we could be subject to additional long-lived asset impairments in future periods.

An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, we may take an impairment loss in the future. Additionally, there can be no assurance that we will not have to take additional impairment charges in the future if the currently depressed market conditions persist.

We may not be able to sell vessels to improve our cash flow and liquidity because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.

We may seek to sell some of our vessels to provide liquidity and improve our cash flow. However, given the current downturn in the oil and natural gas industry, there may not be sufficient activity in the market to sell our vessels, and we may not be able to identify buyers with access to financing or to complete any such sales. Even if we are able to locate appropriate buyers for our vessels, any sales may occur on significantly less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle.

We may have difficulty attracting, motivating and retaining executives and other key personnel.

The success of our business depends on the efforts and skill of our senior management team and other key personnel.  Uncertainty about the effect of recent, transformational changes to our company (such as our 2017 restructuring and our 2018 combination with GulfMark, Offshore, Inc.) and about the changes we have made or may make to the organizational structure may impair our ability to attract and retain key personnel.  In addition, our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, which is attributable, among other reasons, to the continuing depressed levels of oil and natural gas prices and a more generalized concern about the overall future prospects of the industry.

If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.  These uncertainties could affect our relationship with customers, vendors and other parties. Accordingly, no assurance can be given that we will be able to attract, retain and motivate executives, managers, and other key personnel to the same extent as in the past.

There are uncertainties in identifying and integrating acquisitions and mergers.

Although acquisitions have historically been an element of our business strategy, we cannot assure investors that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to use our cash, issue equity securities, or incur substantial indebtedness to finance future acquisitions or mergers. Any of these financing options could reduce our profitability and harm our business or only be available to us on unfavorable terms, if at all, and could require concessions under our current indebtedness that our lenders might not be willing to grant. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition, and any equity issuance could have a dilutive impact on our stockholders.

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

We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our joint venture partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the joint venture relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola and our joint venture in Nigeria.

Our international operations expose us to currency devaluation and fluctuation risk.

As a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies, which subjects us to risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies that are not easily traded and may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Sonatide generally maintains Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts in excess balances that are waiting to be converted to U.S. dollars, expatriated and then remitted to us. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities. Under the current Sonatide joint venture structure, we would bear 49% of any potential losses.

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

We carry what we consider to be prudent levels of liability insurance, and our vessels are generally insured for their estimated market value against damage or loss, including war, terrorism acts and pollution risks. While we maintain insurance protection and, as further described below, seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. Our insurance coverages are subject to deductibles and certain exclusions. We do not directly or fully insure for business interruption. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could have a material and adverse effect on our results of operations and financial condition. Additionally, while we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which we operate.

In addition, our contracts are individually negotiated, and the levels of indemnity and allocation of liabilities in them may vary from contract to contract depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated. Additionally, the enforceability of indemnification provisions in our contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction, and we could be held liable for substantial losses or damages and for fines and penalties imposed by regulatory authorities. The law with respect to the enforceability of indemnities varies from jurisdiction to jurisdiction. Current or future litigation in particular jurisdictions, whether or not we are a party, may impact the interpretation and enforceability of indemnification provisions in our contracts. There can be no assurance that our contracts with our customers, suppliers and subcontractors will fully protect us against all hazards and risks inherent in our operations. There can also be no assurance that those parties with contractual obligations to indemnify us will be financially able to do so or will otherwise honor their contractual obligations.

With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Our global operations require us to comply with a number of complex U.S. and international laws and regulations, including those involving anti-bribery and, anti-corruption. The FCPA and similar anti-bribery laws in other jurisdictions, including the U.K. Bribery Act the United Nations Convention Against Corruption and the Brazil Clean Company Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA and other anti‑bribery legislation, any failure to comply with the FCPA or other anti‑bribery legislation could subject us to civil and criminal penalties or other fines or sanctions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of drilling rigs or other assets, which could have a material adverse impact on our business, financial condition and results of operation.  Moreover,  we may be held liable for actions taken by local partners or agents in violation of applicable anti-bribery laws, even though these partners or agents may themselves not be subject to such laws. Any determination that we have violated applicable anti-bribery laws in countries in which we do business could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows. We operate in many parts of the world where governmental corruption is present and, in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices and impact our business.

The U.K.’s referendum to exit from the E.U. will have uncertain effects and could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as Brexit) and exited from the E.U. on January 31, 2020. The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. In addition, our business and operations may be impacted by any subsequent E.U. member withdrawals and a vote in Scotland to seek independence from the U.K. Risks related to Brexit that we may encounter include:

•	adverse impact on macroeconomic growth and oil and natural gas demand;

•	continued volatility in currencies including the British pound and U.S. dollar that may impact our financial results;

•	reduced demand for our services in the U.K. and globally;

•	increased costs of doing business in the U.K. and in the North Sea;

•	increased regulatory costs and challenges for operating our business in the North Sea;

•	volatile capital and debt markets, and access to other sources of capital;

•	risks related to our global tax structure and the tax treaties upon which we rely;

•	legal and regulatory uncertainty and potentially divergent treaties, laws and regulations between the E.U. and U.K.

•	business uncertainty and instability resulting from prolonged political negotiations; and

•	uncertain stability of the E.U. and global economy if other countries exit the E.U.

There may be changes to complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations relating to a number of aspects of our business, including anti-bribery and anti-corruption laws, import and export controls, the environment, worker health and safety, labor and employment, taxation, antitrust and fair competition, data privacy protections, securities regulations  and other regulatory and legal requirements that significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the U.S. Customs and Border Protection, and their foreign equivalents; as well as to standards imposed by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation.

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are less well developed than the laws, regulations and enforcement systems of the U.S., and the requirements of these systems are not always readily discernible even to experienced and proactive participants. These countries’ laws can be unclear, and, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation. Sometimes governments may apply such changes or reinterpretations with retroactive effect, and may impose associated taxes, fees, fines or penalties based on that reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards imposing additional requirements or restrictions, or any violation of such laws, regulations or standards, could adversely affect our financial condition, results of operations or cash flows.

Changes in U.S. and international tax laws and policies could adversely affect our financial results.

We operate in the U.S. and globally through various subsidiaries which are subject to applicable tax laws, treaties or regulations within and between the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates, which may change and are subject to interpretation. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. A material change in the tax laws, tax treaties, regulations or accounting principles, or interpretation thereof, in one or more countries in which we conduct business, or in which we are incorporated or a resident of, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results. In addition, our overall effective tax rate could be adversely and suddenly affected by lower than anticipated earnings in countries with lower statutory rates and higher than anticipated earnings in countries with higher statutory rates, or by changes in the valuation of our deferred tax assets and liabilities. Moreover, our worldwide operations may change in the future such that the mix of our income and losses recognized in the various jurisdictions could change. Any such changes could reduce our ability to utilize tax benefits, such as foreign tax credits, and could result in an increase in our effective tax rate and tax expense.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). We continue to monitor the impact of the Tax Act on our ongoing operations. The impact of the Tax Act on our financial position in future periods could be adversely impacted by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (BEPS) recommended by the G8, G20 and Organization for Economic Cooperation and Development (OECD). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Any changes in environmental regulations, including climate change and greenhouse gas restrictions, could increase the cost of energy and future production of oil and natural gas.

Our operations are subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws and regulations may require installation of costly equipment, increased manning or operational changes. Some environmental laws may, in certain circumstances, impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). These regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our customer’s products more expensive and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas, any of which may reduce demand for our services. Notwithstanding the current downturn in the oil and natural gas industry punctuated by lessened demand and lower oil and natural gas prices, any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may have an adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our offshore support vessels and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets. In addition, the increased regulation of environmental emissions may create greater incentives for the use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

Increasing attention to environmental, social and governance (ESG) matters may impact our business and some institutional investors may be discouraged from investing in the industry in which we operate.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (ESG) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

Specifically, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry would likely have a significant financial and operational adverse impact on our business.

In addition, some institutional investors are placing an increased emphasis on ESG factors when allocating their capital. These investors may be seeking enhanced ESG disclosures or may implement policies that discourage investment in the hydrocarbon industry. To the extent that certain institutions implement policies that discourage investments in our industry, it could have an adverse effect on our financing costs and access to liquidity and capital.

Our business could be negatively affected as a result of actions of activist shareholders.

Activist shareholders could advocate for changes to our corporate governance, operational practices and strategic direction, which could have an adverse effect on our reputation, business and future operations. In recent years, publicly-traded companies have been increasingly subject to demands from activist shareholders advocating for changes to corporate governance practices, such as executive compensation practices, social issues, or for certain corporate actions or reorganizations. There can be no assurances that activist shareholders won’t publicly advocate for us to make certain corporate governance changes or engage in certain corporate actions. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other activities, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our Board, which could have an adverse effect on our business and operational results. Additionally, shareholder activism could create uncertainty about future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel.

We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.

In locations in which we are required to do so, we have union workers (collectively, about 10% of our employees), subject to collective bargaining agreements, which are subject to periodic negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. GOM employees. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, disrupt our operations, reduce our revenues, adversely affect our business, financial condition and results of operations, or limit our flexibility.

Our participation in industry-wide, multi-employer, defined benefit pension plans expose us to potential future losses.

Certain of our subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and in the event that we withdraw from participation in one or both of these plans, we may be required to pay the plan an amount based on our allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from us, which would negatively impact our financial position, results of operations and cash flows.

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

Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers, to conduct day-to-day operations (including vessel operations), improve safety and efficiency and lower costs.  We use computerized systems to help run our financial and operations functions, including the processing of payment transactions, store confidential records and conduct vessel operations, which may subject our business to increased risks. If any of our financial, operational, or other technology systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee or other third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems (including those on board our vessels) may further increase the risk that operational system flaws, employee or other tampering or manipulation of those systems will result in losses that are difficult to detect.

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

In addition, laws and regulations governing data privacy and the unauthorized disclosure of confidential or protected information, including the GDPR and recent legislation in certain U.S. states, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

Risks Related to Our Securities

Our common stock is subject to restriction on foreign ownership and possible required divestiture by non-U.S. Citizen stockholders.

Certain of our operations are conducted in the U.S. coastwise trade and are governed by the U.S. federal law commonly known as the Jones Act. The Jones Act restricts waterborne transportation of goods and passengers between points in the U.S. to vessels owned and controlled by “U.S. Citizens” as defined thereunder. We could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of our common stock. Such loss could have a material adverse effect on our results of operations.

Our Amended and Restated Certificate of Incorporation and Second Amended and Restated By-Laws authorize our Board of Directors to establish with respect to any class or series of our capital stock certain rules, policies and procedures, including procedures with respect to the transfer of shares, to ensure compliance with the Jones Act. In order to provide a reasonable margin for compliance with the Jones Act, our Board of Directors has determined that, all non-U.S. Citizens in the aggregate may own up to 24% of the outstanding shares of common stock and any individual non-U.S. Citizen may own up to 4.9% of the outstanding shares of common stock.

As of December 31, 2019, less than 24% of our outstanding common stock was owned by non-U.S. Citizens. At and during such time that the permitted limit of ownership by non-U.S. Citizens is reached with respect to shares of common stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens. Any purported transfer of our common stock in violation of these ownership provisions will be ineffective to transfer the common stock or any voting, dividend or other rights associated with such common stock. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities in the event that U.S. Citizens were unable to transfer our shares to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership requirement could discourage, delay or prevent a change of control.

The market price of our securities is subject to volatility.

Upon emergence from the Chapter 11 proceeding, our old common stock was canceled and we issued new common stock. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as, our limited trading history subsequent to our emergence from bankruptcy, the fact that on occasion our securities may be thinly traded, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Annual Report on Form 10-K.

Because we currently have no plans to pay cash dividends or other distributions on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently do not pay and do not expect to pay any cash dividends or other distributions on our common stock in the foreseeable future. Any future determination to pay cash dividends or other distributions on our common stock will be at the sole discretion of our Board of Directors and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends thereafter at any time. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume cash more quickly than we anticipate potentially impairing our ability to make capital expenditures to maintain our fleet and other assets in suitable operating condition. If our cash flows from operating activities are not sufficient to fund capital expenditures, we would be required to further reduce these expenditures or to fund capital expenditures through debt or equity issuances or through alternative financing plans or selling assets. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.  Our ability to raise debt or equity capital or to refinance or restructure existing debt arrangements will depend on the condition of the capital markets, our financial condition and cash flow generating capacity at such time, among other things. Any limitations in our ability to finance future capital expenditures may limit our ability to respond to changes in customer preferences, technological change and other market conditions, which may diminish our competitive position within our sector.

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

Certain provisions of our Amended and Restated Certificate of Incorporation and our Second Amended and Restated By-Laws and Delaware law could delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that our stockholders may deem advantageous, including those attempts that might result in a premium over the market price for the shares held by our stockholders or negatively affect the trading price of our common stock and other securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. These provisions provide for, among other things:

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

In addition, the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

The exercise of all or any number of outstanding warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.

We have a significant number of securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our New Creditor Warrants and GLF Creditor Warrants for a nominal exercise price subject to Jones Act-related foreign ownership restrictions, and the exercise of our Series A Warrants, Series B Warrants and GLF Equity Warrants.  Unexercised Series A Warrants and Series B Warrants will expire on July 31, 2023. Unexercised GLF Equity Warrants expire on November 14, 2024. Unexercised New Creditor Warrants expire on July 31, 2042 and unexercised GLF Creditor Warrants expire on November 14, 2042.

Additionally, shares of common stock were reserved for issuance under the 2017 Stock Incentive Plan and Legacy GulfMark Stock Incentive Plan, respectively, as equity-based awards to employees, directors and certain other persons.  The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the value of their investment upon the exercise of the warrants and any equity awards that may be granted or issued pursuant to the 2017 Stock Incentive Plan and the Legacy GulfMark Stock Incentive Plan.

Please refer to Notes (12) and (13) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our outstanding warrants and stock-based awards.

There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants, and you may have difficulty trading and obtaining quotations for New Creditor Warrants and GLF Creditor Warrants.

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

There is no guarantee that the Series A Warrants, Series B Warrants and GLF Equity Warrants issued by us or assumed by us will ever be in the money, and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the strike price of each of the Series A Warrants, Series B Warrants and GLF Equity Warrants, ($57.06 per share for Series A Warrants, $62.28 per share for Series B Warrants and $100.00 per share for the GLF Equity Warrants), these warrants will have limited economic value, and they may expire with limited or no value. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Any material amendment to the terms of the warrant in a manner adverse to a holder would require holders of at least a certain percentage of the then outstanding warrants, but less than all holders, approve of such amendment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, see Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TDW.” At February 15, 2020, there were 714 record holders of our common stock, based on the record holder list maintained by our stock transfer agent.

Issuer Repurchases of Equity Securities

No shares were repurchased during the years ended December 31, 2019 or 2018 or the periods from August 1, 2017 through December 31, 2017 or from April 1, 2017 through July 31, 2017.

Dividends

There were no dividends declared during the years ended December 31, 2019 or 2018 or the periods from August 1, 2017 through December 31, 2017 or from April 1, 2017 through July 31, 2017.

Performance Graph

The following graph and table compare the cumulative total return to our stockholders on our common stock beginning with the commencement of trading upon our emergence from Chapter 11 bankruptcy on July 31, 2017 through December 31, 2019, relative to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on August 1, 2017, at closing prices on July 31, 2017, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Indexed returns
	(Successor)
	August 1,	December 31,	December 31,	December 31,
Company name/Index	2017	2017	2018	2019
Tidewater Inc.	100	98	77	77
Russell 2000	100	108	96	121
PHLX Oil Service sector	100	112	61	61
Dow Jones U.S. Oil Equipment & Services	100	105	60	65

Investors are cautioned against drawing conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.

The above graph is being furnished pursuant to SEC rules. It will not be incorporated by reference into any filing under the Securities Act of 1933 (Securities Act) or the Exchange Act, except to the extent that we specifically incorporate it by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements  included in Item 8 of this Annual Report on Form 10-K.

(In thousands, except per share amounts)
	(Successor)			(Predecessor)
	Year	Year	Period from	Period from	Fiscal Year	Fiscal Year
	Ended	Ended	Aug. 1, 2017	Apr. 1, 2017	Ended	Ended
	Dec. 31,	Dec. 31,	through	through	Mar. 31,	Mar. 31,
	2019	2018 (A)	Dec. 31, 2017	Jul. 31, 2017	2017	2016
Statement of Earnings Data :
Revenues:
Vessel revenues	$477,015	397,206	171,884	146,597	583,816	955,400
Other operating revenues	9,534	9,314	6,869	4,772	17,795	23,662
	$486,549	406,520	178,753	151,369	601,611	979,062
Gain on asset dispositions, net	$2,263	10,624	6,616	3,561	24,099	26,037
Asset impairments	$37,773	61,132	16,777	184,748	484,727	117,311
Loss on early extinguishment of debt	$—	8,119	—	—	—	—
Reorganization items	$—	—	4,299	1,396,905	—	—
Restructuring charge	$—	—	—	—	—	7,586
Operating loss	$(86,604)	(107,497)	(23,873)	(244,048)	(577,853)	(69,524)
Net loss	$(141,743)	(171,517)	(39,266)	(1,646,909)	(660,118)	(160,183)
Basic and diluted loss per common share	$(3.71)	(6.45)	(1.82)	(34.95)	(14.02)	(3.41)
Cash dividends declared per common share	$—	—	—	—	—	0.75
Balance Sheet Data (at end of period):
Cash and cash equivalents	$218,290	371,791	432,035	683,673	706,404	678,438
Total assets	$1,579,528	1,827,739	1,759,595	3,898,084	4,204,114	4,997,208
Current maturities of long-term debt	$9,890	8,568	5,103	10,409	2,034,124	2,045,516
Long-term debt	$279,044	430,436	443,057	80,233	—	—
Total stockholders’ equity	$1,016,410	1,143,836	1,019,729	1,123,964	1,634,918	2,299,520
Cash Flow Data:
Net cash provided by (used in) operating activities	$(31,423)	3,941	(35,546)	(21,587)	29,821	253,360
Net cash provided by (used in) investing activities	$10,849	68,530	22,908	5,179	14,863	(134,996)
Net cash (used in) provided by financing activities	$(149,562)	(128,062)	(94,893)	(129,130)	(16,718)	481,506

(A)

Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information related to our November 15, 2018 business combination with GulfMark.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018.  Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk” in Part II, Items 7. and 7A. of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.”

Upon emergence from Chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification No. 852, "Reorganizations" (ASC 852), which resulted in our becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, our consolidated financial statements subsequent to July 31, 2017 are not comparable to our consolidated financial statements on and prior to July 31, 2017. Refer to Note (18), "Fresh-start Accounting," for further details on the impact of fresh-start accounting on our consolidated financial statements. References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to our financial position and results of operations through July 31, 2017.

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

On July 31, 2017, we successfully emerged from Chapter 11 bankruptcy proceedings and adopted fresh-start accounting. Refer to Notes (17) and (18) of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on our Chapter 11 bankruptcy and emergence and the adoption of fresh-start accounting.

On November 15, 2018 (the “Merger Date”), we completed our merger with GulfMark Offshore, Inc. (“GulfMark”) pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the year ended December 31, 2019 include GulfMark’s operations while our balances and results for the year ended December 30, 2018 do not include GulfMark’s operations except for the last 45 days.

At December 31, 2019, we owned 217 vessels with an average age of 10.6 years (excluding five joint venture vessels, but including 61 stacked vessels and four active vessels designated for sale) available to serve the global energy industry. The average age of our 152 active vessels at December 31, 2019 is 9.7 years.

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

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, our newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies, although a weaker offshore energy market chould mitigate any potential inflation of crew costs.

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

Insurance costs are dependent on a variety of factors, including our safety record and pricing in the insurance markets, and can fluctuate over time. Our vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. We also purchase coverage for potential liabilities stemming from third-party losses with limits that we believe are reasonable for our operations, but do not generally purchase business interruption insurance or similar coverage. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. We also incur vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs, satellite communication fees, agent fees, port fees and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-U.S. operating areas where brokers oftentimes assist us in obtaining work. Brokers generally are paid a percentage of day rates billed upon collection of the amounts invoiced and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

Sonatide Joint Venture

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars.  We have been informed that, as part of a broad privatization program, Sonagal intends to seek to divest itself from the Sonatide joint venture in 2020.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Prices are subject to significant uncertainty and, as a result, are extremely volatile. Beginning in late 2014, oil prices declined significantly from levels of over $100.00 per barrel and continued to decline throughout 2015 and into 2016 causing an industry-wide downturn. Prices reached a low of less than $30.00 per barrel in the first quarter of 2016 and then began a partial recovery into the $50.00 to $60.00 per barrel range. Currently, prices range between $50.00 and $65.00 per barrel. Although prices have been more stable since 2016, they are still at levels that are not expected to sustain significant increases in exploration and production activities, and consequently continue to adversely affect the drilling and support service industry. Commodity prices at these levels have negatively impacted our revenues, earnings and cash flows, and further sustained reduced levels of oil and natural gas prices could have a material adverse effect on our liquidity.

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

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Middle East/Asia Pacific, Europe/Mediterranean Sea and West Africa. The following table compares vessel revenues for our owned and operated vessel fleet, and the related percentage of vessel revenue.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” in Part II, Items 7. and 7A. of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Our 2019 results are affected by the following factors:

•

We entered into a business combination with GulfMark in the fourth quarter of 2018.  At December 31, 2018, we owned 257 offshore support vessels operated in our four segments throughout the world.  Of the 257 owned vessels, 92 were stacked.  During 2019, we sold 40 vessels, primarily from the stacked fleet.  Our active vessels count for 2019 was consistently between 155 and 165 vessels.

•	The GulfMark business combination primarily affected the Americas and Europe/Mediterranean segments, significantly increasing revenues and costs in both segments.

•	In the third quarter of 2019 we performed an obsolescence review of our marine supplies inventory and recorded impairment expense of approximately $5.2 million.

•

In the fourth quarter of 2019, we recorded impairment expense of $26.7 million.  We identified and reclassified 46 of our vessels from property and equipment to assets held for sale.  In conjunction with the reclassification, we revalued the vessels at the lower of net book value and estimated net realizable value.  We wrote off $5.8 million to other expense representing our cost on a vessel under construction in Brazil that we have elected not to complete.

•

We actively reduced our staff, in particular in the corporate office, throughout 2019.  Our separation costs associated with these reductions totaled approximately $12.6 million consisting of cash and accelerated stock awards.

The above factors are discussed in more detail and in context in the consolidated and segment results of operations comparisons for the years ended December 31, 2019 and 2018 below.

The following tables present vessel revenue by segment, vessel operating costs by segment, the related segment vessel revenue and operating costs as a percentage of segment vessel revenues, total vessel revenue and operating costs and the related total vessel revenue and operating costs as a percentage of total vessel revenues for our owned and operated vessel fleet:

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(In thousands)		%		%
Vessel revenues:
Americas	$136,958	29%	$118,534	30%
Middle East/Asia Pacific	90,321	19%	80,195	20%
Europe/Mediterranean	123,711	26%	56,263	14%
West Africa	126,025	26%	142,214	36%
Total vessel revenues	$477,015	100%	$397,206	100%

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(In thousands)		%		%
Vessel operating costs:
Americas:
Crew costs	$63,521	46%	$48,016	40%
Repair and maintenance	12,076	9%	8,267	7%
Insurance	227	0%	(44)	<1%
Fuel, lube and supplies	8,332	6%	7,840	7%
Other	12,086	9%	7,506	6%
	96,242	70%	71,585	60%
Middle East/Asia Pacific:
Crew costs	$37,164	41%	$33,487	42%
Repair and maintenance	9,409	10%	7,294	9%
Insurance	1,921	2%	(72)	(<1%)
Fuel, lube and supplies	9,053	10%	8,357	10%
Other	7,759	9%	9,471	12%
	65,306	72%	58,537	73%
Europe/Mediterranean:
Crew costs	$51,018	41%	$25,681	46%
Repair and maintenance	13,416	11%	7,747	14%
Insurance	2,124	2%	854	2%
Fuel, lube and supplies	6,627	5%	5,434	10%
Other	10,652	9%	6,911	11%
	83,837	68%	46,627	83%
West Africa:
Crew costs	$35,896	28%	$46,156	32%
Repair and maintenance	12,860	10%	10,413	7%
Insurance	1,857	1%	(687)	(<1%)
Fuel, lube and supplies	12,347	10%	12,858	9%
Other	20,851	17%	24,091	17%
	83,811	67%	92,831	65%
Total:
Crew costs	$187,599	39%	$153,340	39%
Repair and maintenance	47,761	10%	33,721	8%
Insurance	6,129	1%	51	0%
Fuel, lube and supplies	36,359	8%	34,489	9%
Other	51,348	11%	47,979	12%
Total Vessel Operating Costs	$329,196	69%	$269,580	68%

The following tables present vessel operations general and administrative expenses by segment, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues.

	Year Ended		Year Ended
	December 31, 2019 (A)		December 31, 2018
(In thousands)		%		%
Vessel operations general and administrative expenses:
Americas (B)	$14,028	10%	$22,042	19%
Middle East/Asia Pacific	9,618	11%	14,205	18%
Europe/Mediterranean (C)	11,110	9%	7,610	14%
West Africa	12,751	10%	25,529	18%
Total vessel operations general and administrative expenses	$47,507	10%	$69,386	17%

(A)

Prior to January 1, 2019, certain marine operations related to general and administrative functions were allocated to the segment general and administrative expenses.  Beginning January 1, 2019, these previously allocated costs are included in corporate general and administrative expenses.

(B)	Included in Americas general and administrative expenses for the year ended December 31, 2018 are $0.6 million of lease exit charges related to the consolidation of shore-based operations.

(C)

Included in Europe/Mediterranean general and administrative expenses for the year ended December 31, 2018 are $1.7 million of lease exit charges related to the consolidation of shore-based operations in Aberdeen, Scotland.

The following tables present depreciation and amortization expense by segments, the related segment depreciation and amortization expense as a percentage of segment vessel revenues, total depreciation and amortization expense and the related total depreciation and amortization expense as a percentage of total vessel revenues.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(In thousands)		%		%
Depreciation and amortization expense:
Americas	$27,493	20%	$16,047	14%
Middle East/Asia Pacific	21,440	24%	11,871	15%
Europe/Mediterranean	30,053	24%	11,385	20%
West Africa	21,166	17%	16,612	12%
Total depreciation and amortization expense	$100,152	21%	$55,915	14%

The following tables compare operating income and other components of earnings before income taxes, and its related percentage of total revenues.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(In thousands)		%		%
Vessel operating profit (loss):
Americas (A)	$(805)	(0%)	$8,860	2%
Middle East/Asia Pacific	(6,044)	(1%)	(4,417)	(1%)
Europe/Mediterranean (B)	(1,289)	(0%)	(9,359)	(2%)
West Africa	8,298	2%	7,240	2%
	160	0%	2,324	1%
Other operating profit	6,734	1%	3,742	1%
	6,894	1%	6,066	2%

Corporate expenses (C)	(57,988)	(12%)	(42,972)	(11%)

Gain on asset dispositions, net	2,263	0%	10,624	3%
Impairment of due from affiliate	—	—	(20,083)	(5%)
Long-lived asset impairments and other	(37,773)	(8%)	(61,132)	(15%)
Operating loss	(86,604)	(18%)	(107,497)	(25%)
Foreign exchange gain (loss)	(1,269)	(0%)	106	<1%
Equity in net earnings (loss) of unconsolidated companies	(3,152)	(1%)	(18,864)	(5%)
Interest income and other, net	6,598	1%	11,294	3%
Loss on early extinguishment of debt	—	—	(8,119)	(2%)
Interest and other debt costs	(29,068)	(6%)	(30,439)	(7%)
Loss before income taxes	$(113,495)	(23%)	$(153,519)	(37%)

(A)	Included in Americas segment operating profit for the year ended December 31, 2018 are $0.6 million of lease exit charges related to the consolidation of shore-based operations.

(B)

Included in Europe/Mediterranean operating loss for the year ended December 31, 2018 are $1.7 million of lease exit charges related to the consolidation of shore based operations in Aberdeen, Scotland.

(C)

Included in corporate expenses for the year ended December 31,2019 are $12.6 million of severance and termination benefits, including acceleration of restricted stock awards, for certain executive officers and other corporate employees.  Included in corporate expenses for the year ended December 31, 2018, are (i) $9.0 million professional services expenses related to the GulfMark business combination, (ii) $3.4 million of incremental general and administrative expenses related to the GulfMark entities (which includes $2.3 million of expenses related to the abandonment of office lease in Houston, Texas), (iii) $0.9 million of expenses related to the abandonment of office lease in New Orleans, Louisiana to consolidate corporate operations and (iv) $1.2 million of post-business combination restructuring costs related to employee severance.

Years Ended December 31, 2019 and 2018

Our total revenues for the years ended December 31, 2019 and December 31, 2018 were $486.5 million and $406.5 million, respectively. Incremental revenues as a result of the business combination with GulfMark for the year ended December 31, 2019 were $92.0 million.

Vessel operating costs for the years ended December 31, 2019 and December 31, 2018 were $329.2 million and $269.6 million, respectively. Incremental vessel operating costs as a result of the GulfMark business combination for the year ended December 31, 2019 were $61.4 million.

Depreciation and amortization expense for the years ended December 31, 2019 and December 31, 2018 was $101.9 million and $58.3 million, respectively. Depreciation and amortization expense was higher in the current period because of a $27.1 million increase as a result of the business combination with GulfMark and a $24.9 million increase in amortization of deferred drydocking and survey costs.

General and administrative expenses for the years ended December 31, 2019 and December 31, 2018 were $103.7 million and $110.0 million, respectively. General and administrative expenses decreased overall in 2019 but there were significant one time charges for severance in 2019 and for costs associated with the GulfMark business combination, primarily legal fees and certain exit costs for duplicate facilities, in 2018.

Included in gain on asset dispositions, net for the year ended December 31, 2019 are $2.3 million of net gains from the sale of 40 vessels and other assets. During the year ended December 31, 2018, we recognized net gains of $10.6 million related to the sale of 38 vessels and other assets.

During the year ended December 31, 2019, we recognized foreign exchange losses of $1.3 million and for the year ended December 31, 2018 we recognized gains of $0.1 million. These foreign exchange gains and losses were primarily the result of the revaluation of Norwegian Kroner and Brazilian-Reais denominated balances to our U.S. dollar reporting currency.

In addition, our income tax expense increased $9.5 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to recognition of discrete tax expense associated with uncertain tax positions and write-offs of certain assets in our international operations.

Americas Segment Operations. Vessel revenues in the Americas segment increased 16%, or $18.4 million, during the year ended December 31, 2019, as compared to the year ended December 31, 2018. Approximately $30.0 million of the  increase is the result of the nine average active additional vessels added to the fleet resulting primarily from the GulfMark business combination. Overall, Americas segment utilization increased from 46.1% during 2018 to 54.4% during 2019; however, average day rates during these same periods decreased 16%, which was generally due to a greater portion of the segment’s vessels being hired at current prevailing day rates which were lower than those in 2018.

Operating profit for the Americas segment for the year ended December 31, 2019, was $9.7 million less than operating profit for the year ended December 31, 2018. The decrease is primarily related to the increase in vessel operating costs primarily related to requirements for increased local crewing on vessels operating in Brazil and additional vessels working in the U.S. Gulf of Mexico, some of which required additional repairs and maintenance during 2019.

For the year ended December 31, 2019, incremental increases related to the addition of GulfMark vessels to the Americas fleet included vessel operating expenses of $16.1 million, depreciation of $8.0 million and general and administrative expenses of $0.4 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased $10.1 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The Middle East/Asia Pacific active vessel fleet count was 2 vessels higher for 2019 than for 2018. Middle East/Asia Pacific segment utilization increased from 57.0% to 63.8% and average day rates were relatively flat.  Operating loss for the Middle East/Asia Pacific segment increased $1.6 million largely related to higher depreciation expense primarily related to the additional incremental GulfMark vessels and the amortization of deferred dry docking costs.

For the year ended December 31, 2019, incremental increases related to the addition of GulfMark vessels to the Middle East/Asia Pacific vessel fleet included vessel operating expenses of $2.4 million, depreciation of $2.0 million and general and administrative expenses of $0.7 million. Overall reductions to general and administrative expenses were primarily attributable to our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 120%, or $67.4 million, during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The Europe/Mediterranean vessel fleet increased by 14 active vessels on a net basis, 15 of which were incrementally added to the segment as a result of the business combination with GulfMark.  The business combination with GulfMark resulted in $60.5 million in additional revenue in 2019.  Europe/Mediterranean segment utilization decreased slightly from 64.3% to 60.9%; however, average day rates increased by 25%. These increases in average day rates are due to the increasing demand for vessels in the North Sea and Mediterranean. Operating loss for the Europe/Mediterranean segment decreased 86%, or $8.1 million, for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

For the year ended December 31, 2019, incremental increases related to the addition of GulfMark vessels to the Europe/Mediterranean vessel fleet included vessel operating expenses of $42.9 million, depreciation of $16.3 million and general and administrative expenses of $4.9 million. Offsetting these expense increases is a reduction to general and administrative expenses as a result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 11%, or $16.2 million, during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The West Africa active vessel fleet decreased by four vessels during the comparative periods. West Africa segment utilization increased slightly from 49.6% to 50.4% and average day rates increased by 2%. The decreases in revenue were mainly due to the capacity reduction in addition due to the mix of higher specification vessels working in the segment and more spot market activity in 2019 as compared to 2018.

Operating profit for the West Africa segment was $8.3 million for the year ended December 31, 2019, as compared to $7.2 million for the year ended December 31, 2018. This increase in profitability is due to decreases in vessel costs, primarily as a result of the devaluation of a currency which was used to pay a portion of crew costs, and general and administrative expenses. The reductions to general and administrative expenses are primarily the result of our new policy beginning on January 1, 2019 to discontinue the allocation of certain corporate general and administrative expenses.

Other Items.

Asset Impairments, Assets Held For Sale and Other. The table below summarizes the number of vessels impaired and the amount of impairment and other expense incurred.

	Year	Year
	Ended	Ended
(In thousands, except vessel counts)	December 31, 2019	December 31, 2018
Number of vessels impaired during the period	35	56
Amount of impairment and other expense incurred	$37,773	$61,132

During the third quarter of 2019, in conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service and vessel supplies and parts inventory and charged $5.2 million of impairment expense. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In 2011, we contracted with a Brazilian shipyard to construct a vessel that was not completed.  We initiated arbitration proceedings (per the construction contract) seeking completion of the hull or rescission of the contract and the return of funds.  In response, the shipyard initiated a separate lawsuit seeking the amounts due under the contract.  As of the fresh-start date, we recorded $1.8 million in other assets which represented the unimpaired balance of the construction costs that were expected to be returned to us once the dispute was resolved.  During 2019, our final appeal was denied and the case was remanded back to the original courts.  Our local counsel informed us that is now more likely that not that the shipyard will prevail in the dispute and that we would be liable for the additional payment of $4.0 million.   As a result, a $5.8 million expense was recorded in the fourth quarter of 2019.

Also in the fourth quarter of 2019, we evaluated our fleet for vessels to be considered for disposal.  We determined that 42 of our 61 stacked vessels should be scrapped or sold.  In addition, we identified four vessels in our active fleet that should be designated for sale.  At December 31, 2019 we reclassified the vessels from property and equipment to assets held for sale. In conjunction with this reclassification, we adjusted the carrying value of these assets to the lower of current net book value or the expected net realizable sale value.  This resulted in a $26.7 million charge to impairment expense and the reclassification of the remaining $39.3 million of carrying value to assets held for sale.  We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be scrapped or sold. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

Refer to Note (9) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our asset impairments of our due from affiliates balance.

Gains on Asset Dispositions, Net.  During the year ended December 31 2019, we recognized gains of $2.3 million related to the sale of 40 vessels and other assets.  During the year ended December 31, 2018, we recognized net gains of $10.6 million, related to the sale of 38 vessels and other assets.

Foreign Exchange Gains and Losses.  During the year ended December 31, 2019, we recognized net foreign exchange loss of $1.3 million, largely related to the Norwegian Kroner and the Brazilian Reais.  During the year ended December 31, 2018, we recognized a net foreign exchange gain of $0.1 million.

During the year December 31, 2018, the exchange rate of the Angolan kwanza versus the U.S. dollar devalued from a ratio of approximately 168 to 1 to a ratio of approximately 309 to 1, or approximately 84%.  In 2019, the ratio of kwanza to USD fell from 309 to 1 to 482 to 1 or 56%. A devaluation in the Angolan kwanza relative to the U.S. dollar resulted in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which would be borne by us. However, since June 30, 2018, our investment balance in Sonatide was reduced to zero as a result of the accumulated losses in excess of our investment, thus, losses from Sonatide’s operations after June 30, 2018 have not been recognized.

Vessel Utilization and Average Rates by Segment

	Year Ended	Year Ended
SEGMENT STATISTICS:	December 31, 2019	December 31, 2018

Americas fleet:
Utilization	54.4%	46.1%
Average vessel day rates	11,796	13,987
Average total vessels	58	51
Average stacked vessels	(21)	(22)
Average active vessels	37	29

Middle East/Asia Pacific fleet:
Utilization	63.8%	57.0%
Average vessel day rates	7,458	7,482
Average total vessels	52	52
Average stacked vessels	(10)	(12)
Average active vessels	42	40

Europe/Mediterranean fleet:
Utilization	60.9%	64.3%
Average vessel day rates	12,052	9,637
Average total vessels	46	25
Average stacked vessels	(13)	(6)
Average active vessels	33	19

West Africa fleet:
Utilization	50.4%	49.6%
Average vessel day rates	9,338	9,196
Average total vessels	73	85
Average stacked vessels	(23)	(31)
Average active vessels	50	54

Worldwide fleet:
Utilization	56.5%	52.2%
Average vessel day rates	10,046	9,809
Average total vessels	229	213
Average stacked vessels	(67)	(71)
Average active vessels	162	142

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

We had 19 and 92 stacked vessels at December 31, 2019 and December 31, 2018, respectively.  In addition, at December 31, 2019, 42 previously stacked vessels had been reclassified from property and equipment to assets held for sale in current assets.  Along with four vessels from our active fleet, we had 46 total vessels that are classified as assets held for sale at December 31, 2019.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by segment are as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Number of vessels disposed by segment:
Americas	21	10
Middle East/Asia Pacific	2	11
Europe/Mediterranean	3	—
West Africa	14	17
Total	40	38

Vessel Deliveries

Year Ended December 31, 2019.  We did not build or acquire any vessels in 2019.

Year Ended December 31, 2018.   We acquired two 260-foot, 3,500 deadweight ton (DWT) of cargo carrying capacity, deepwater PSVs for a total cost of $10.1 million in the year ended December 31, 2018.  We also took delivery of one 300-foot, 5,400 DWT of cargo carrying capacity, deepwater PSV which was constructed at a domestic shipyard for a total cost of $53.9 million. In conjunction with our Chapter 11 bankruptcy emergence and application of fresh-start accounting as of July 31, 2017, this vessel under construction was recorded at its estimated fair value of $7.0 million. The final payment of $4.1 million was made upon delivery in 2018.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues re as follows:

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(In thousands)				%
Personnel	$50,616	10%	$57,940	14%
Office and property	14,510	3%	12,336	3%
Professional services	15,909	3%	22,737	5%
Other	10,066	2%	9,314	2%
Restructuring charges (A)	12,615	3%	7,696	2%
	$103,716	21%	$110,023	27%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
(In thousands)				%
Vessel operations	$47,507	46%	$66,081	60%
Other operating activities	1	0%	22	<1%
Corporate	43,593	42%	36,224	33%
Restructuring charges (A)	12,615	12%	7,696	7%
	$103,716	100%	$110,023	100%

(A)

Restructuring charges for the year ended December 31, 2019 include $12.6 million of severance and termination benefits, including acceleration of restricted stock awards, for certain executive officers and other corporate employees.  Restructuring charges for the year ended December 31, 2018 include vessel operations costs and corporate costs of $3.4 million and $4.3 million, respectively, of post-business combination severance and similar costs and costs related to the exit of leased offices.

Despite higher 2019 incremental general and administrative expense related to the acquired Gulfmark entities, general and administrative expenses for the year ended December 31, 2019 have decreased as compared to the comparable prior year primarily as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore services market.  General and administrative expenses for the year ended December 31, 2018 include $9.0 million professional services expenses related to the business combination with Gulfmark.  Prior to January 1, 2019, we allocated the costs of certain marine operations related to general and administrative functions, such as marine management, engineering, supply chain management, risk management, fleet human resources and health and safety to the segment general and administrative expenses.  Beginning January 1, 2019, we modified that process to better analyze costs and to align the policies of the two combined companies.  In 2019, the costs related to those previously allocated functions are included in corporate general and administrative expenses.

Liquidity, Capital Resources and Other Matters

Reorganization of Tidewater

Refer to Note (17) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our Chapter 11 bankruptcy and emergence.

Availability of Cash

At December 31, 2019, we had $227.6 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S.

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

Net cash provided by (used in) operating activities is as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2019	December 31, 2018
Net loss	$(141,219)	$(171,771)
Depreciation and amortization	77,045	51,332
Amortization of deferred drydocking and survey costs	24,886	6,961
Amortization of debt premiums and discounts	(4,877)	(1,856)
Provision for deferred income taxes	672	572
Gain on asset dispositions, net	(2,263)	(10,624)
Impairment of due from affiliate	—	20,083
Long-lived asset impairments	37,773	61,132
Loss on debt extinguishment	—	8,119
Compensation expense - stock based	19,603	13,406
Deferred drydocking and survy costs	(70,437)	(25,968)
Changes in operating assets and liabilities	4,162	(4,266)
Changes in due to/from affiliate, net	22,193	28,644
Changes in investments in, at equity, and advances to unconsolidated companies	1,039	28,177
Net cash provided by (used in) operating activities	$(31,423)	$3,941

Net cash used by operating activities for the year ended December 31, 2019, of $31.4 million reflects a net loss of $141.2 million, non-cash asset impairments of $37.8 million, non-cash depreciation and amortization of $101.9 million, a net gain on asset dispositions of $2.3 million and stock-based compensation expense of $19.6 million.  We paid out $70.4 million for regulatory drydocks, including reactivations, in 2019.  Changes in investments in, at equity, and advances to unconsolidated companies decreased by $1.0 million, primarily reflecting foreign exchange losses recognized by our 49% owned Sonatide joint venture.

Net cash provided by operating activities for the year ended December 31, 2018, of $3.9 million reflects a net loss of $171.8 million, which includes non-cash asset impairments of $61.1 million, non-cash impairment of due from affiliate of $20.1 million, non-cash depreciation and amortization of $58.3 million, gain on asset dispositions, net, of $10.6 million, and stock-based compensation expense of $13.4 million. Changes in investments in, at equity, and advances to unconsolidated companies decreased by $28.2 million, which primarily reflects foreign exchange losses recognized by our 49% owned Sonatide joint venture and receipt of $12.3 million of dividends received. Changes in due from/due to affiliate, net, during the year ended December 31, 2018 of $28.6 million generally reflect collections from Sonatide due to kwanza conversions and customer receipts in excess of billings that were paid to us. Changes in operating assets and liabilities used $30.2 million of cash in the year ended December 31, 2018.

Investing Activities

Net cash provided by investing activities is as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2019	December 31, 2018
Proceeds from sales of assets	$28,847	$46,115
Additions to properties and equipment	(17,998)	(21,391)
Cash and cash equivalents from stock based business combination	—	43,806
Net cash provided by investing activities	$10,849	$68,530

Net cash provided by investing activities for the year ended December 31, 2019, was $10.8 million, reflecting the receipt of proceeds from the sale of assets of $28.8 million related to the disposal of 40 vessels, 22 of which were scrapped.  Additions to property and equipment were comprised of $18.0 million, primarily for upgrades to our existing fleet and the implementation of a new enterprise software system.

Net cash provided by investing activities for the year ended December 31, 2018, was $68.5 million, reflecting the receipt of proceeds from the sale of assets of $46.1 million related to the disposal of 38 vessels, 22 of which were scrapped. Additions to properties and equipment were comprised of $10.1 million for the purchase of two deepwater PSVs, $6.9 million in capitalized upgrades to existing vessels and equipment, $4.1 million for the construction of offshore support vessels and $0.2 million in other properties and equipment purchases.  Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information on our business combination.

Financing Activities

Net cash used in financing activities is as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2019	December 31, 2018
Principal payments on long-term debt	$(133,693)	$(105,169)
Premiums paid for redemption of secured notes	(11,402)	—
Cash payments to General Unsecured Creditors	—	(8,377)
Debt extinguishment	—	(8,119)
Cash received for issuance of common stock	—	3
Taxes paid on share-based awards	(4,467)	(4,400)
Other	—	(2,000)
Net cash used in financing activities	$(149,562)	$(128,062)

Financing activities for the year ended December 31, 2019, used $149.6 million of cash, as a result of the repayment of the $125.0 million of our secured notes and a $11.4 million redemption premium and consent fee, pursuant to a tender offer associated with the repayment of secured notes.  Financing activities also included $8.7 million of scheduled semi annual payments on the TROMS offshore debt.

Financing activities for the year ended December 31, 2018, used $128.1 million of cash, as a result of the repayment of the $100.0 million GulfMark term loan facility upon consummation of the business combination with GulfMark including an additional $8.1 million payment to settle a make whole provision, $5.1 million of scheduled semiannual principal payments on Troms offshore debt, and a $2.0 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture.

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

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes our consolidated contractual obligations as of December 31, 2019 and the effect such obligations, inclusive of interest costs, are expected to have on our liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2020	2021	2022	2023	2024	More Than 5 Years
Long-term debt obligations:
Secured notes - principal	$224,793	—	—	224,793	—	—	—
Secured notes - interest	46,456	17,983	17,983	10,490	—	—	—
Troms Offshore debt - principal	72,867	9,890	9,890	9,890	13,695	10,379	19,123
Troms Offshore debt - interest	13,493	3,507	3,008	2,508	1,915	1,277	1,278
Total long-term debt obligations:	357,609	31,380	30,881	247,681	15,610	11,656	20,401
Operating lease obligations:
Operating leases	5,661	1,315	1,277	1,072	754	311	932
Total operating lease obligations:	5,661	1,315	1,277	1,072	754	311	932
Other long-term obligations:
Uncertain tax positions (A)	48,578	22,991	2,395	3,565	3,740	2,023	13,864
Pension obligations	61,440	6,547	6,444	6,360	6,262	6,235	29,592
Total other long-term obligations:	110,018	29,538	8,839	9,925	10,002	8,258	43,456
Total obligations	$473,288	62,233	40,997	258,678	26,366	20,225	64,789

(A)

These amounts represent the liability for unrecognized tax benefits under FASB Interpretation No. 48. The estimated income tax liabilities for uncertain tax positions will be settled as a result of expiring statutes, audit activity, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. The timing of any particular settlement will depend on the length of the tax audit and related appeals process, if any, or an expiration of a statute. If a liability is settled due to a statute expiring or a favorable audit result, the settlement of the tax liability would not result in a cash payment.

Letters of Credit and Surety Bonds

In the ordinary course of business, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should we breach certain contractual and/or performance or payment obligations. As of December 31, 2019, we had approximately $50.9 million of outstanding standby letters of credit, surety bonds and performance bonds, geographically concentrated in Mexico, Brazil and Nigeria.

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

The Nature of Operations and Summary of Significant Accounting Policies, as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

Business Combination

On the Merger Date we completed our business combination with GulfMark.  Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting.  The estimated fair values of certain assets and liabilities require judgments and assumptions.  Refer to Note (2) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, “Business Combination” for further details on the impact of this business combination on our consolidated financial statements.

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

If an asset group fails the undiscounted cash flow test, we estimate the fair value of each asset group and compare such estimated fair value to the carrying value of each asset group in order to determine if impairment exists.

In addition to the periodic review of our active long-lived assets for impairment when circumstances warrant, we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable.

Management estimates the fair value of each vessel in an asset group and each vessel not expected to return to active service, considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. Third party appraisals, broker values or internal valuations based on recent sale activity are utilized for vessels expected to be sold as an operating vessel. We leverage information for vessels in a similar class, similar age, or similar specification to be used as a basis of fair value for vessels expected to be sold. Internal valuations are also prepared for vessels expected to be sold as scrap utilizing an estimated scrap value per lightweight ton based on the region of the vessel is located and the weight of the vessel and recent scrap activity.  We record an impairment charge when the carrying value of an asset group or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that was more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes during any given year.

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

Secured Notes

Please refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion on our outstanding debt.

Because the existing terms on secured notes outstanding at December 31, 2019, bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2019, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$224,793	237,592	232,199	243,132

Troms Offshore Debt

Troms Offshore had outstanding $31.0 million of NOK denominated debt and $41.8 million of U.S. denominated fixed rate debt outstanding at December 31, 2019. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2019, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$72,866	72,875	70,432	75,191

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We periodically enter into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. We have no derivative instruments as of December 31, 2019.  Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

As of December 31, 2019, Sonatide maintained the equivalent of approximately $11.1 million of Angolan kwanza-denominated deposits in Angolan banks. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities, 49% of which will be borne by us. However, since June 30, 2018, our investment balance in Sonatide was reduced to zero as a result of the accumulated losses in excess of our investment balance and receipt of dividends from the joint venture, thus, additional losses from Sonatide’s operations including devaluations currently are not recognized though our equity in net earnings of unconsolidated companies.

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

Discussions related to our Angolan operations are disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tidewater Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the two years in the period ended December 31, 2019 and December 31, 2018, and for the period from August 1, 2017 through December 31, 2017 (Successor Company operations), and for the period from April 1, 2017 through July 31, 2017 (Predecessor Company operations), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, and for the period from August 1, 2017 through December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from April 1, 2017 through July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Fresh-Start Reporting

As discussed in Note 17 to the financial statements, on July 17, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on July 31, 2017. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 18 to the financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes – Accounting for Uncertain Tax Positions – Refer to Notes 1 and 6 to the consolidated financial statements

Critical Audit Matter Description

The Company is subject to the jurisdiction of taxing authorities in the United States and by the respective international tax agencies in the countries in which the Company operates. The Company’s operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits), and withholding taxes based on revenue.   The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position and (2) for those tax positions that met the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that was more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes during any given year. Given the significance of the tax liabilities for uncertain tax positions, multiple jurisdictions in which the Company files its tax returns, and the complexity in determining the tax liabilities for uncertain tax positions, the tax liabilities for uncertain tax positions is considered a critical estimate that involved especially challenging, subjective, or complex auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the tax liabilities for uncertain tax positions included the following, among others:

•

We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions, which included testing the effectiveness of the related internal controls.

•	We read and evaluated management’s documentation, including relevant information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax positions.
•

With the assistance of our local jurisdiction tax specialists, we evaluated the reasonableness of the Company’s accounting for certain uncertain tax positions by evaluating the technical merits of the methods, assumptions, and judgments used by management to determine the future resolution of the tax liabilities for uncertain tax positions.

•

For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax positions.

•	We considered evidence obtained in other areas of the audit to determine if the income tax provision was appropriate.

Impairment of Long-Lived Assets – Active Vessels – Refer to Notes 1 and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company reviews the vessels in its fleet for impairment whenever events occur or changes in circumstances indicate the carrying amount of an asset group may not be recoverable, such as making the decision to move a vessel to a stacked status or making the decision to sell or scrap a vessel.

When the Company determines that the carrying value of a vessel may not be recoverable, the Company utilizes third party appraisals or broker values, or prepares internal valuations as the basis of fair value to determine if a write-down may be required. Third party appraisals, broker values or internal valuations based on recent sale activity are utilized for vessels expected to be sold as an operating vessel. The Company leverages information for vessels in a similar class, similar age, or similar specification to be used as a basis of fair value for vessels expected to be sold. Internal valuations are also prepared for vessels expected to be sold as scrap utilizing an estimated scrap value per lightweight ton based on the region of the vessel is located and the weight of the vessel and recent scrap activity.

We identified impairment of vessels as a critical audit matter because of the significant judgments made by management to identify indicators of impairment and the value to apply to vessels expected to be sold or scrapped. This requires a high degree of auditor judgment, including the involvement of fair value specialists, and increased extent of effort related to evaluating indicators of impairment as well as analyzing the selected value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s vessel impairment analysis included the following, among others:

•

We tested the effectiveness of relevant controls over management’s identification of impairment indicators, and the Company’s analysis over the determination of the primary estimates and assumptions of fair value, such as third-party appraisals, broker quotes, estimated scrap value per lightweight ton, and recent sales and scrap activity.

•	We evaluated the Company’s identification of impairment indicators by:
o

Corroborating information used through independent inquiries of marketing and operations personnel and by performing an independent assessment of potential indicators of impairment utilizing the individual vessel history, recent appraisal amounts of scrap value quotes received, and recent sales of vessels sold or scrapped.

o	Considering industry and analysts reports and the impact of macroeconomic factors, such as future oil and gas prices, on the Company’s process for identifying indicators of impairment.
•	With the assistance of our internal valuation specialists, we tested the Company’s vessel impairment analysis by:
o	Evaluating whether comparable sales were appropriately utilized to estimate the fair value of the vessels expected to be sold;
o	Testing the source information underlying management’s valuation assumptions, including vessel specifications and estimated scrap prices, and
o	Testing the market data for the specified vessels by:
▪	Researching comparable sales for vessels with similar specifications,
▪	Utilizing third-party data to source comparable vessels, and
▪	Comparing the relevant data provided by management to our independently researched market data and found all vessels lied within our range.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 2, 2020

We have served as the Company’s auditor since 2004.

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

As of the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including our consolidated subsidiaries) required to be disclosed in our reports which we file and submit under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting or other factors that might significantly affect internal control over financial reporting, including any corrective actions taken by management with regard to significant deficiencies and material weaknesses, have occurred subsequent to December 31, 2018 with the exception of the implementation of SAP on October 1, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tidewater Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements and includes an emphasis-of-matter paragraph referring to fresh-start reporting.

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

March 2, 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our 2020 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our 2020 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our 2020 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2020 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our 2020 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

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

4.1*	Description of Registered Securities of Tidewater, Inc.

4.2

Indenture for 8.00% Senior Secured Notes due 2022, dated July 31, 2017, by and among Tidewater Inc., each of the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

4.3

Third Supplemental Indenture, dated November 22, 2019, by and among Tidewater Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on November 26, 2019, File No. 1-6311).

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

10.26+

Employment Agreement between Tidewater Inc. and John T. Rynd, dated February 15, 2018 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on February 23, 2018, File No. 1-6311).

10.27+	Side Letter with John T. Rynd, dated February 15, 2018 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on February 23, 2018, File No. 1-6311).

10.28+

Incentive Agreement for the Grant of Time-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to John T. Rynd, effective March 5, 2018 (filed with the Commission as Exhibit 10.7 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311).

10.29+

Incentive Agreement for the Grant of Performance-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan to John T. Rynd, effective March 19, 2018 (filed with the Commission as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311).

10.30+

Officer Form of Incentive Agreement for the Grant of Time-Based Restricted Stock Units under the Tidewater Inc. 2017 Stock Inventive Plan (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-6311)..

10.31+	Legacy GLF Management Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s registration statement on Form S-8 on November 15, 2018, File No. 333-228401).

10.32+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan (grants to non-employee directors). (filed with the Commission as Exhibit 10.37 to the company’s annual report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019).

10.33+

Officer Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan. (filed with the Commission as Exhibit 10.38 to the company’s annual report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019).

10.34+

Amended and Restated Employment Agreement with Quintin V. Kneen, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.1 to the company's current report on Form 8-K on January 1, 2019, File No. 1-6311).

10.35+

Amended and Restated Employment Agreement with Samuel R. Rubio, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.5 to the company's current report on Form 8-K on January 1, 2019, File No. 1-6311).

10.36+

Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019) (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on April 19, 2019, File No. 1-6311).

10.37+

Amendment No. 1 to the Tidewater Inc. Legacy GLF Management Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.10 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, File No. 1-6311).

10.38+

Amendment No. 1 to the Tidewater Inc. 2017 Stock Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, File No. 1-6311).

10.39+

Officer Form of Agreement for the Grant of Restricted Stock Units under either the Tidewater Inc. 2017 Stock Incentive Plan or the Tidewater Inc. Legacy GLF Management Incentive Plan (for use with 2019 annual grants) (filed with the Commission as Exhibit 10.12 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.40+

Director Stock Election Program (filed with the Commission as Exhibit 10.13 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.41+

Amendment, dated September 3, 2019, to Amended and Restated Employment Agreement with Quintin V. Kneen (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed on November 12, 2019, File No. 1-6311).

10.42+

Form of Separation and Consulting Agreement between Tidewater Inc. and certain officers, dated September 23, 2019 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on September 27, 2019, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inlne XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2020.

TIDEWATER INC.
(Registrant)

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2020.

/s/ Quintin V. Kneen
Quintin V. Kneen, President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Samuel R. Rubio
Samuel R. Rubio, Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Larry T. Rigdon
Larry T. Rigdon, Chairman of the Board of Directors

/s/ Randee E. Day
Randee E. Day, Director

/s/ Dick Fagerstal
Dick Fagerstal, Director

/s/ Louis Raspino
Louis Raspino, Director

/s/ Robert P. Tamburrino
Robert P. Tamburrino, Director

/s/ Kenneth Traub
Kenneth Traub, Director

TIDEWATER INC.

Report on Form 10-K

Items 8, 15(a), and 15(c)

Index to Financial Statements and Schedule

Financial Statements	Page

Consolidated Balance Sheets, December 31, 2019 and December 31, 2018	F-2
Consolidated Statements of Operations, years ended December 31, 2019 and 2018, the period from August 1, 2017 through December 31, 2017, and the period from April 1, 2017 through July 31, 2017	F-3
Consolidated Statements of Comprehensive Loss, years ended December 31, 2019 and 2018, the period from August 1, 2017 through December 31, 2017, and the period from April 1, 2017 through July 31, 2017	F-4
Consolidated Statements of Equity, years ended December 31, 2019 and 2018, the period from August 1, 2017 through December 31, 2017, and the period from April 1, 2017 through July 31, 2017	F-5
Consolidated Statements of Cash Flows, years ended December 31, 2019 and 2018, the period from August 1, 2017 through December 31, 2017, and the period from April 1, 2017 through July 31, 2017	F-6
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

II. Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts	F-55

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$218,290	$371,791
Restricted cash	5,755	25,953
Trade and other receivables, less allowance for doubtful accounts of $70 and $2,700 as of December 31, 2019 and December 31, 2018, respectively	110,180	111,266
Due from affiliate	125,972	132,951
Marine operating supplies	21,856	29,505
Assets held for sale	39,287	—
Prepaid expenses and other current assets	15,956	11,836
Total current assets	537,296	683,302
Investments in, at equity, and advances to unconsolidated companies	—	1,039
Net properties and equipment	938,961	1,089,857
Deferred drydocking and survey costs	66,936	22,215
Other assets	36,335	31,326
Total assets	$1,579,528	1,827,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,501	$31,939
Accrued expenses	74,000	61,784
Due to affiliate	50,186	34,972
Current portion of long-term debt	9,890	8,568
Other current liabilities	24,100	21,092
Total current liabilities	185,677	158,355
Long-term debt	279,044	430,436
Other liabilities and deferred credits	98,397	94,025

Commitments and contingencies (Note 14)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 39,941,327 and 36,978,280 shares issued and outstanding at December 31, 2019 and 2018, respectively	40	37
Additional paid-in capital	1,367,521	1,352,388
Accumulated deficit	(352,526)	(210,783)
Accumulated other comprehensive income (loss)	(236)	2,194
Total stockholders’ equity	1,014,799	1,143,836
Noncontrolling interests	1,611	1,087
Total equity	1,016,410	1,144,923
Total liabilities and equity	$1,579,528	1,827,739

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Revenues:
Vessel revenues	$477,015	$397,206	171,884	146,597
Other operating revenues	9,534	9,314	6,869	4,772
	486,549	406,520	178,753	151,369
Costs and expenses:
Vessel operating costs	329,196	269,580	120,502	116,438
Costs of other operating revenues	2,800	5,530	3,792	2,348
General and administrative	103,716	110,023	46,619	41,832
Vessel operating leases	—	—	1,215	6,165
Depreciation and amortization	101,931	58,293	20,337	47,447
Gain on asset dispositions, net	(2,263)	(10,624)	(6,616)	(3,561)
Impairment of due from affiliate	—	20,083	—	—
Long-lived asset impairments and other	37,773	61,132	16,777	184,748
	573,153	514,017	202,626	395,417
Operating loss	(86,604)	(107,497)	(23,873)	(244,048)
Other income (expense):
Foreign exchange gain (loss)	(1,269)	106	(407)	(3,181)
Equity in net earnings (losses) of unconsolidated companies	(3,152)	(18,864)	2,130	4,786
Interest income and other, net	6,598	11,294	2,771	2,384
Reorganization items	—	—	(4,299)	(1,396,905)
Loss on early extinguishment of debt	—	(8,119)	—	—
Interest and other debt costs, net	(29,068)	(30,439)	(13,009)	(11,179)
	(26,891)	(46,022)	(12,814)	(1,404,095)
Loss before income taxes	(113,495)	(153,519)	(36,687)	(1,648,143)
Income tax (benefit) expense	27,724	18,252	2,039	(1,234)
Net loss	$(141,219)	$(171,771)	(38,726)	(1,646,909)
Less: Net income (losses) attributable to noncontrolling interests	524	(254)	540	—
Net loss attributable to Tidewater Inc.	$(141,743)	$(171,517)	(39,266)	(1,646,909)
Basic loss per common share	(3.71)	(6.45)	(1.82)	(34.95)
Diluted loss per common share	(3.71)	(6.45)	(1.82)	(34.95)
Weighted average common shares outstanding	38,204,934	26,589,883	21,539,143	47,121,330
Dilutive effect of stock options and restricted stock	—	—	—	—
Adjusted weighted average common shares	38,204,934	26,589,883	21,539,143	47,121,330

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Net loss	$(141,219)	$(171,771)	(38,726)	(1,646,909)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0, $0, and $0, respectively	—	(256)	256	163
Change in supplemental executive retirement plan pension liability, net of tax of $0, $0, $0 and $0, respectively	(2,121)	2,214	(1,582)	(536)
Change in pension plan minimum liability, net of tax of $0, $0, $0, and $0, respectively	(309)	1,919	(357)	(594)
Change in other benefit plan minimum liability, net of tax of $0, $0, $0 and $0, respectively	—	(1,536)	1,536	(1,468)
Total comprehensive loss	$(143,649)	$(169,430)	(38,873)	(1,649,344)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non controlling interest	Total
Balance at March 31, 2017 (Predecessor)	$4,712	165,221	1,461,914	(10,344)	16,141	1,637,644
Total comprehensive loss	—	—	(1,646,909)	(2,435)	—	(1,649,344)
Stock option expense	—	390	—	—	—	390
Cancellation/forfeiture of restricted stock units	—	1,254	—	—	—	1,254
Amortization of restricted stock units	—	2	—	—	—	2
Cash paid to noncontrolling interests	—	—	—	—	(1,200)	(1,200)
Balance at July 31, 2017 (Predecessor)	$4,712	166,867	(184,995)	(12,779)	14,941	(11,254)
Cancellation of Predecessor equity	(4,712)	(166,867)	184,995	12,779	(13,266)	12,929
Balance at July 31, 2017 (Predecessor)	$—	—	—	—	1,675	1,675

Issuance of Successor common stock and warrants	$18	1,055,391	—	—	—	1,055,409

Balance at August 1, 2017 (Successor)	$18	1,055,391	—	—	1,675	1,057,084
Total comprehensive loss	—	—	(39,266)	(147)	540	(38,873)
Issuance of common stock	4	(2)	—	—	—	2
Amortization/cancellation of restricted stock units	—	3,731	—	—	—	3,731
Balance at December 31, 2017 (Successor)	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(171,517)	2,341	(254)	(169,430)
Issuance of common stock from exercise of warrants	6	(3)	—	—	—	3
Issuance of common stock for GulfMark business combination	9	285,483	—	—	—	285,492
Amortization of restricted stock units	—	8,914	—	—	—	8,914
Cash paid to noncontrolling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at December 31, 2018 (Successor)	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(141,743)	(2,430)	524	(143,649)
Issuance of common stock from exercise of warrants	3	(3)	—	—	—	—
Amortization of restricted stock units	—	15,136	—	—	—	15,136
Balance at December 31, 2019 (Successor)	$40	1,367,521	(352,526)	(236)	1,611	1,016,410

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Operating activities:
Net loss	$(141,219)	(171,771)	(38,726)	(1,646,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items (non-cash)	—	—	—	1,368,882
Depreciation and amortization	77,045	51,332	20,131	47,447
Amortization of deferred drydocking and survey costs	24,886	6,961	206	—
Amortization of debt premiums and discounts	(4,877)	(1,856)	(715)	—
Provision for deferred income taxes	672	572	—	(5,543)
Gain on asset dispositions, net	(2,263)	(10,624)	(6,616)	(3,561)
Impairment of due from affiliate	—	20,083	—	—
Long-lived asset impairments and other	37,773	61,132	16,777	184,748
Loss on debt extinguishment	—	8,119	—	—
Changes in investments in, at equity, and advances to unconsolidated companies	1,039	28,177	(4,531)	(4,252)
Compensation expense – stock based	19,603	13,406	3,731	1,707
Changes in operating assets and liabilities, net:
Trade and other receivables	1,086	9,088	2,312	6,286
Changes in due to/from affiliate, net	22,193	28,644	(2,373)	1,301
Marine operating supplies	2,425	(1,955)	1,229	88
Other current assets	(4,120)	10,893	10,305	(1,840)
Accounts payable	(4,438)	(15,174)	(1,259)	8,157
Accrued expenses	8,189	(13,489)	(24,896)	17,245
Accrued property and liability losses	—	141	(176)	(822)
Other current liabilities	3,008	1,332	(4,026)	(2,337)
Other liabilities and deferred credits	1,270	(2,023)	(1,089)	2,884
Deferred drydocking and survey costs	(70,437)	(25,968)	(3,414)	—
Other, net	(3,258)	6,921	(2,416)	4,932
Net cash provided by (used in) operating activities	(31,423)	3,941	(35,546)	(21,587)
Cash flows from investing activities:
Proceeds from sales of assets	28,847	46,115	32,742	2,172
Additions to properties and equipment	(17,998)	(21,391)	(9,834)	(2,265)
Payments related to novated construction contract	—	—	—	5,272
Cash and cash equivalents from stock based merger	—	43,806	—	—
Net cash provided by investing activities	10,849	68,530	22,908	5,179
Cash flows from financing activities:
Principal payments on long-term debt	(133,693)	(105,169)	(1,176)	(5,124)
Premium paid for redemption of secured notes	(11,402)	—	—	—
Cash payments to General Unsecured Creditors	—	(8,377)	(93,719)	(122,806)
Loss on debt extinguishment	—	(8,119)	—	—
Cash received for issuance of common stock	—	3	2	—
Tax on share-based award	(4,467)	(4,400)	—	—
Other	—	(2,000)	—	(1,200)
Net cash used in financing activities	(149,562)	(128,062)	(94,893)	(129,130)
Net change in cash, cash equivalents and restricted cash	(170,136)	(55,591)	(107,531)	(145,538)
Cash, cash equivalents and restricted cash at beginning of period	397,744	453,335	560,866	706,404
Cash, cash equivalents and restricted cash at end of period	$227,608	397,744	453,335	560,866

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$32,687	32,326	8,223	1,577
Income taxes	$14,378	16,828	4,654	4,740
Supplemental disclosure of noncash investing activities:
Merger with GulfMark	$—	285,492	—	—
Supplemental disclosure of noncash financing activities:
Common stock issued for GulfMark merger	$—	285,492	—	—

Cash, cash equivalents and restricted cash at December 31, 2019 includes $3.6 million in long-term restricted cash.

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of offshore marine service vessels. Our revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet (utilization) and the price we are able to charge for these services (day-rate). The level of our business activity is driven by the amount of installed offshore oil and gas production facilities, the level of offshore drilling and exploration activity, and the general level of offshore construction projects such as pipeline and windfarm construction and support. Our customers’ offshore activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on the respective levels of supply and demand for crude oil and natural gas and the future outlook for such levels.

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

Fresh-Start Accounting

Upon emergence from Chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification No. 852, "Reorganizations" (ASC 852), which resulted in our becoming a new entity for financial reporting purposes on July 31, 2017 (the “Effective Date”). Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of July 31, 2017. As a result of the adoption of fresh-start accounting, our consolidated financial statements subsequent to July 31, 2017 are not comparable to our consolidated financial statements on and prior to July 31, 2017. Refer to Note (18), "Fresh-start Accounting," for further details on the impact of fresh-start accounting on our consolidated financial statements.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to July 31, 2017. References to "Predecessor" or "Predecessor Company" relate to our financial position and results of operations of through July 31, 2017.

Business Combination

On November 15, 2018 (the “Merger Date”) we completed our business combination with GulfMark Offshore, Inc. (“Gulfmark”).  Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting.  The estimated fair values of certain assets and liabilities require judgments and assumptions.  Refer to Note (2), “Business Combination” for further details on the impact of this business combination on our consolidated financial statements.

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

Properties and Equipment

Depreciation and Amortization

Properties and equipment were stated at their fair market values upon emergence from Chapter 11 bankruptcy in accordance with fresh-start accounting. Upon emergence from Chapter 11 bankruptcy, the Successor Company, to better reflect the current offshore supply vessel market, updated the estimated useful lives for and the assumed salvage values for its vessels. Depreciation is computed primarily on the straight-line basis beginning with the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 - 20 years for marine equipment (from date of construction) and 3 - 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of earnings.

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

Net Properties and Equipment

The following are summaries of net properties and equipment:

	December 31,	December 31,
(In thousands)	2019	2018
Properties and equipment:
Vessels and related equipment	$1,051,558	$1,144,028
Other properties and equipment	13,119	7,455
	1,064,677	1,151,483
Less accumulated depreciation and amortization	125,716	61,626
Net properties and equipment	$938,961	$1,089,857

On December 31, 2018, we owned 257 offshore supply vessels.  During 2019, we disposed of 40 vessels and reclassified another 46 from property and equipment to assets held for sale, a component of current assets. At December 31, 2019, we owned 217 vessels, including the 46 that were reclassified to current assets.  Excluding the 46 vessels, we owned 171 vessels, 152 of which were actively employed and 19 of which were stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are removed from stack when they are returned to active service, sold or otherwise disposed. After the 40 vessel sales in 2019 and the designation of 46 additional vessels as assets held for sale, we consider our current stacked vessels to be available for return to service. Stacked vessels are considered to be in service and are included in our utilization statistics.  See Note 9 for additional discussion of our asset impairments and the reclassification of the vessels held for sale.

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

If an asset group fails the undiscounted cash flow test, we estimate the fair value of each asset group and compare such estimated fair value to the carrying value of each asset group in order to determine if impairment exists.

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

Pension Benefits

We follow the provisions of ASC 715, Compensation – Retirement Benefits, and use a December 31 measurement date for determining net periodic benefit costs, benefit obligations and the fair value of plan assets. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions including the discount rates used to measure future obligations and expenses, the rate of compensation increases, retirement ages, mortality rates, expected long-term return on plan assets, health care cost trends, and other assumptions, all of which have a significant impact on the amounts reported.

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

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at December 31, 2019.  For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered.

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

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that was more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes during any given year.

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

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages; repair and maintenance; insurance expenses; fuel, lube oil and supplies; and other vessel expenses, which include but are not limited to costs such as brokers’ commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major repairs carried out during drydockings, which occur during the initial economic useful life of the vessel. Vessel operating costs are recognized as incurred on a daily basis.

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

The components of basic and diluted earnings per share, are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands, except share and per share data)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Net loss available to common shareholders	$(141,743)	$(171,517)	(39,266)	(1,646,909)
Weighted average outstanding shares of common stock, basic (A)	38,204,934	26,589,883	21,539,143	47,121,330
Dilutive effect of options, warrants and restricted stock awards and units	—	—	—	—
Weighted average common stock and equivalents	38,204,934	26,589,883	21,539,143	47,121,330

Loss per share, basic	$(3.71)	$(6.45)	(1.82)	(34.95)
Loss per share, diluted	$(3.71)	$(6.45)	(1.82)	(34.95)
Additional information:
Incremental "in-the-money" options, warrants, and restricted stock awards and units outstanding at the end of the period (B)	2,483,956	5,282,574	7,869,553	—

(A)	Basic weighted average shares outstanding included 924,125 shares issuable upon the exercise of New Creditor Warrants held by U.S. citizens at December 31, 2017 (Successor).
(B)

For both years ended December 31, 2019 and 2018 and the period from August 1, 2017 through December 31, 2017, we also had 5,923,399, 5,923,399 and 5,062,089, respectively, shares of “out-of- the-money” warrants outstanding at the end of both periods.

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

Comprehensive Loss

We report total comprehensive loss and its components. Accumulated other comprehensive loss is comprised of unrealized gains and losses on available-for-sale securities and any minimum pension liability for our U.S. and Norwegian Defined Benefits Pension Plans.

Derivative Instruments and Hedging Activities

We may periodically utilize derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions could include forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce our exposure to foreign currency exchange risk or interest rate risk.

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

Fair Value Measurements

We follow the provisions of ASC 820, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. Fair value is calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

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

We adopted Accounting Standards Update (ASU) No. 2016-02 - Leases (Topic 842), as amended, as of January 1, 2019.  We adopted this guidance retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. We applied the practical expedient available in this guidance, which allows us not to restate prior year balances.  Adoption of the new standard resulted in the recording of right of use assets and lease liabilities as of January 1, 2019 of approximately $5.0 million and $5.4 million, respectively. The adoption of the new standard did not result in an adjustment to retained earnings. The standard did not impact our consolidated net earnings and had no impact on cash flows. We elected not to reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing lease, and (iii) initial direct costs for existing leases. Refer to Note (7) for further details.

As a lessor, our recognition of vessel and other operating revenues remains consistent with previous guidance under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”).  In July 2018, the FASB issued guidance codified in Accounting Standards Update 2018-11, Leases – Targeted Improvements (“ASU 2018-11”).  ASU 2018-11 provides a practical expedient, which allows lessors to combine the lease component with the related non-lease component if both the timing and pattern of transfer are the same for the lease and non-lease component and if the lease component would be classified as an operating lease.  The single combined component is accounted for under the leasing standard if the lease component is the predominant component and, is accounted for under ASC 606 if the non-lease component is the predominant component. We elected this practical expedient to combine our lease and non-lease components for all classes of underlying assets and have accounted for the combined component under ASC 606 for revenue contracts qualifying for this practical expedient because we have concluded that the non-lease component is the predominant component in our current revenue contracts. The lease component is the vessels leased to our customers. The non-lease components consist of the services provided by the crews manning the vessels.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to simplify the accounting for income taxes.  The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted.  We are currently evaluating the effect the standard may have in our consolidated financial statements.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: - Changes to The Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this standard on January 1, 2020 and it did not have a material impact on our consolidated financial statements and related disclosures.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and certain other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets. We adopted this standard on January 1, 2020.  Although this new standard changed the methodology used by us in recording credit losses in our financial statements, it did not have a material impact on our consolidated financial statements and related disclosures.

(2)BUSINESS COMBINATION

On the Merger Date, we completed our business combination with GulfMark pursuant to the Agreement and Plan of Merger, dated July 15, 2018 (the “business combination”). The business combination was effected through a two-step reverse merger, pursuant to which (i) Gorgon Acquisition Corp., a Delaware corporation and wholly-owned subsidiary, merged with and into GulfMark, with GulfMark continuing as the surviving corporation and a wholly-owned subsidiary and then, immediately afterwards, (ii) GulfMark merged with and into Gorgon NewCo, LLC, a Delaware limited liability company and wholly-owned subsidiary (“Gorgon”), with Gorgon continuing as the surviving entity and a direct, wholly-owned subsidiary. GulfMark’s results are included in our consolidated results beginning on the Merger Date.

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

Upon consummation of the business combination, we utilized cash from GulfMark and cash on hand to repay the $100 million outstanding balance of GulfMark’s term loan facility. The total purchase consideration for this business combination was $385.5 million.

Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting.  The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgments and assumptions.  There were no adjustments to the original fair value estimates during the measurement period subsequent to the Merger Date.

Upon consummation of the business combination, the $100.0 million GulfMark term loan was repaid.  The amounts for assets acquired and liabilities as of the Merger Date were as follows:

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

Property and Equipment

Property and equipment acquired in the business combination consisted primarily of 65 offshore support vessels.  We recorded property and equipment acquired at its estimated fair value of approximately $361.0 million.  The fair values of the offshore support vessels were estimated by applying an income approach, using projected discounted cash flows or a market approach.  We estimate the remaining useful lives for the GulfMark fleet, which ranged from 1 to 18 years based on an original estimated useful life of 20 years.

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

		Period from
	Year	August 1, 2017
(Unaudited)	Ended	through
(in millions, except per share amounts)	December 31, 2018	December 31, 2017
Revenues	$500,118	223,254
Net loss	(196,057)	(13,088)
Basic loss per common share	(5.66)	(0.44)
Diluted loss per common share	(5.66)	(0.44)

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

Occasionally, customers pay additional lump-sum fees to us in order to either mobilize a vessel to a new location prior to the start of a charter contract or demobilize the vessel at the end of a charter contract. Mobilizations are not a separate performance obligation; thus, we have determined that mobilization fees are a component of the vessel’s charter contract.  As such, we defer lump-sum mobilization fees as a liability and recognize such fees as revenue consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of the vessel’s respective charter. Lump-sum demobilization revenue expected to be received upon contract termination is deferred as an asset and recognized ratably as revenue only in circumstances where the receipt of the demobilization fee at the end of the contract is estimable and there is a high degree of certainty that collection will occur.

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

Total revenue is determined for each individual contract by estimating both fixed (mobilization, demobilization and vessels modifications) and variable (dayrate services) consideration expected to be earned over the contract term. We have applied the optional exemption under the revenue standard and have not disclosed the estimated transaction price related to the variable portion of the unsatisfied performance obligation at December 31, 2019.

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

Refer to Note (16) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition (primarily on a straight-line basis) over the term of such vessel’s charter.  At December 31, 2019 we had $4.1 million and $0.8 million of deferred mobilization costs included with other current assets and other assets, respectively, and we have $1.0 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities all of which will be recognized during the year ended December 31, 2020. At December 31, 2018, we had $1.6 million of deferred mobilization costs included in other current assets and did not have any contract liabilities.

(4)INDEBTEDNESS

The following table summarizes debt outstanding based on stated maturities:

	December 31,	December 31,
(In thousands)	2019	2018
Secured notes:
8.00% Secured notes due August 2022	$224,793	349,954
Troms Offshore borrowings:
NOK denominated notes due May 2024	10,260	12,241
NOK denominated notes due January 2026	20,788	22,988
USD denominated notes due January 2027	20,273	22,116
USD denominated notes due April 2027	21,545	24,157
	297,659	431,456
Debt premium and discount, net	(8,725)	7,548
Less: Current portion of long-term debt	(9,890)	(8,568)
Total long-term debt	$279,044	430,436

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

Secured Notes

Pursuant to the terms of the Plan, we entered into an indenture (the “Indenture”) by and among our, the wholly-owned subsidiaries named as guarantors therein (the “Guarantors”), and Wilmington Trust, National Association, as trustee and collateral agent (the “Trustee”), and issued $350.0 million aggregate principal amount of our 8.00% Senior Secured Notes due 2022 (the “Secured Notes”).

We amended the Indenture pursuant to the Third Supplemental Indenture dated November 22, 2019 to allow for additional flexibility in our financial covenants, the ability to incur indebtedness, grant liens and make restricted payments.  Additional revisions were made to enhance operational flexibility and streamline compliance provisions.

The Secured Notes will mature on August 1, 2022. Interest on the Secured Notes accrues at a rate of 8.00% per annum and are payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year in cash.  The Secured Notes are secured by substantially all of our assets and our Guarantors.

As of December 31, 2019, the fair value (Level 2) of the Secured Notes was $237.6 million.

The Secured Notes have a quarterly minimum trailing year interest coverage requirement that began June 30, 2019. Minimum liquidity requirements and other covenants are set forth in the Indenture and are in effect from July 31, 2017. The Indenture also contains certain customary events of default and has a make-whole provision.

Until terminated under the circumstances described in this paragraph, the Secured Notes and the guarantees by the Guarantors are secured by the Collateral (as defined in the Indenture) pursuant to the terms of the Indenture and the related security documents. The Trustee’s liens upon the Collateral and the right of the holders of the Secured Notes to the benefits and proceeds of the Trustee’s liens on the Collateral will terminate and be discharged in certain circumstances described in the Indenture, including: (i) upon satisfaction and discharge of the Indenture in accordance with the terms thereof; or (ii) as to any of our Collateral or the Guarantors that is sold, transferred or otherwise disposed of by us or the Guarantors in a transaction or other circumstance that complies with the terms of the Indenture, at the time of such sale, transfer or other disposition.

Secured Notes Tender Offer

We are obligated to offer to repurchase the Secured Notes at par in amounts that generally approximate 65% of asset sale proceeds as defined in the Indenture.

In February and December of 2018, we commenced offers to repurchase up to $24.7 million and $25.4 million, respectively, of the Secured Notes. In March 2018 and January 2019 we repurchased $0.04 million and $0.1 million, respectively, of the Secured Notes in accordance with these tender offer obligations.

The $5.8 million and $26.0 million restricted cash on the balance sheet at December 31, 2019 and 2018, represent proceeds from asset sales since the date of the last tender offer and is restricted as of that date by the terms of the Indenture.  Upon completion of the December 2018 tender offer in early 2019, the restriction on the non-tendered amount of restricted cash was released.  The restricted cash at December 31, 2019 remains restricted until the next tender offer is complete.

We completed a successful voluntary tender offer in November 2019 that resulted in the repurchase of notes with a face value of $125.0 million plus a premium of 8.5% for total repurchase price of $135.6 million.  We accounted for this tender as a modification of debt and deferred the premium and other costs of $11.4 million which will be expensed under the interest method over the remaining term.

Troms Offshore Debt

Concurrent with the Effective Date, the Troms Offshore credit agreement was amended and restated to (i) reduce by 50% the required principal payments due from the Effective Date through March 31, 2019, (ii) modestly increase the interest rates on amounts outstanding through April 2023, and (iii) provide for security and additional guarantees, including (a) mortgages on six vessels and related assignments of earnings and insurances, (b) share pledges by Troms Offshore and certain subsidiaries of Troms Offshore, and (c) guarantees by certain subsidiaries of Troms Offshore.

The Troms Offshore borrowings continue to require semi-annual principal payments and bear interest at fixed rates based, in part, on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio.

In May 2015, Troms Offshore entered into a $31.3 million, U.S. dollar denominated, 12 year borrowing agreement scheduled to mature in April 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.92% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.92%). As of December 31, 2019, $21.5 million is outstanding under this agreement.

In March 2015, Troms Offshore entered into a $29.5 million, U.S. dollar denominated, 12 year borrowing agreement scheduled to mature in January 2027. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.91% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.00% and a 1.00% sub-tranche premium (for a total all-in rate of 4.91%). As of December 31, 2019, $20.3 million is outstanding under this agreement.

A summary of U.S. dollar denominated Troms Offshore borrowings outstanding is as follows:

	December 31,	December 31,
(In thousands)	2019	2018
Notes due April 2027
Amount outstanding	$21,545	24,157
Fair value of debt outstanding (Level 2)	21,546	24,157
Notes due January 2027
Amount outstanding	$20,273	22,116
Fair value of debt outstanding (Level 2)	20,278	22,115

In January 2014, Troms Offshore entered into a 300 million Norwegian kroner (NOK) denominated, 12 year borrowing agreement scheduled to mature in January 2026. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 4.56%). As of December 31, 2019, 181.3 million NOK (approximately $20.8 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement scheduled to mature in May 2024. The loan requires semi-annual principal and interest payments and bears interest at a fixed rate of 3.88% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio currently equal to 1.25% and a 1.00% sub-tranche premium (for a total all-in rate of 6.13%). As of December 31, 2019, 89.5 million NOK (approximately $10.3 million) is outstanding under this agreement.

A summary of NOK denominated Troms Offshore borrowings outstanding and their U.S. dollar equivalents is as follows:

	December 31,	December 31,
(In thousands)	2019	2018
Notes due January 2026
NOK denominated	181,250	200,000
U.S. dollar equivalent	$20,788	$22,988
Fair value in U.S. dollar equivalent (Level 2)	20,792	22,988
Notes due May 2024
NOK denominated	89,460	106,500
U.S. dollar equivalent	$10,260	$12,241
Fair value in U.S. dollar equivalent (Level 2)	10,259	12,239

GulfMark Term Loan Facility

Upon consummation of the business combination, we repaid the $100.0 million outstanding balance of GulfMark’s Term Loan Facility plus accrued interest and an early extinguishment penalty. The repayment of this term loan facility resulted in the recognition of a loss on early extinguishment of debt of $8.1 million for the year ended December 31, 2018.  In addition, a related undrawn revolving credit facility with $25.0 million of borrowing capacity was also terminated immediately upon closure of the GulfMark merger.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Interest and debt costs incurred, net of interest capitalized	$29,068	$30,439	13,009	11,179
Interest costs capitalized	—	521	101	601
Total interest and debt costs	$29,068	$30,960	13,110	11,780

(5)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in our consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies were as follows:

	Percentage	December 31,	December 31,
(In thousands)	Ownership	2019	2018
Sonatide Marine, Ltd. (Angola)	49%	$—	$—
DTDW Holdings, Ltd. (Nigeria)	40%	—	1,033
GulfMark Marine, Ltd. (Trinidad)	49%	—	6
Investments in, at equity, and advances to unconsolidated companies		$—	$1,039

We maintained the following balances with our unconsolidated affiliates as of December 31, 2019 and December 31, 2018:

	December 31,	December 31,
(in thousands)	2019	2018
Due from related parties:
Sonatide (Angola)	$89,246	109,176
DTDW (Nigeria)	36,726	23,775
	125,972	132,951
Due to related parties:
Sonatide (Angola)	$31,475	29,347
DTDW (Nigeria)	18,711	5,625
	50,186	34,972
Due from related parties, net of due to related parties	$75,786	97,979

Amounts due from Sonatide

Amounts due from Sonatide (included in Due from affiliate in the consolidated balance sheets) at December 31, 2019 and December 31, 2018 of approximately $89.0 million and $109.0 million, respectively, represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us through Sonatide and costs incurred by us on behalf of Sonatide.

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Due from Sonatide at beginning of year	$109,176	$230,315	252,393	262,652
Revenue earned by the company through Sonatide	52,372	56,916	40,303	34,397
Less amounts received from Sonatide	(60,486)	(76,878)	(28,264)	(21,019)
Less amounts used to offset Due to Sonatide obligations (A)	(10,551)	(78,993)	(33,607)	(21,453)
Less impairment of due from affiliate	—	(20,083)	—	—
Other	(1,265)	(2,101)	(510)	(2,184)
	$89,246	$109,176	230,315	252,393

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The obligation to us from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared. We have been informed that, as part of a broad privatization program, Sonagal intends to seek to divest itself from the Sonatide joint venture in 2020.

Sonatide had approximately $49.2 million of cash on hand, including $8.9 million denominated in Angolan kwanzas at December 31, 2019 plus approximately $8.8 million of net trade accounts receivable, providing approximately $58.0 million of working capital to satisfy the net due from Sonatide.  Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for potential impairment based on available liquidity held by Sonatide.  We determined that a portion of our net due from balance was compromised and in December 2018 we recorded an approximate $20.0 million asset impairment charge.  We will continue to monitor the net due from Sonatide balance for possible additional impairment in future periods.

Amounts due to Sonatide

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2019 and 2018 of approximately $31.5 million and $29.3 million, respectively, primarily represents commissions payable and other costs paid by Sonatide on our behalf.

	Successor			Predecessor
			Period from	Period from
			August 1, 2017	April 1, 2017
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	July 31,
(In thousands)	2019	2018	2017	2017
Due to Sonatide at beginning of year	$29,347	$99,448	123,899	132,857
Plus commissions payable to Sonatide	4,937	5,502	3,928	3,330
Plus amounts paid by Sonatide on behalf of the company	9,654	14,778	12,044	9,458
Less commissions paid to Sonatide	(5,961)	(13,906)	(5,023)	—
Less amounts used to offset Due from Sonatide obligations (A)	(10,551)	(78,993)	(33,607)	(21,453)
Other	4,049	2,518	(1,793)	(293)
	$31,475	$29,347	$99,448	123,899

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for company vessels chartered in to Angola. In addition, Sonatide owns four vessels (two of which are currently stacked) that may generate operating income and cash flow.

Company operations in Angola

For the year ended December 31, 2019, our Angolan operation generated vessel revenues of approximately $52.1 million or 10.9% of our consolidated vessel revenues, from an average of approximately 32 company owned vessels that are marketed through the Sonatide joint venture, 13 of which were stacked on average during the year ended December 31, 2019.

For the year ended December 31, 2018, our Angolan operations generated vessel revenues of approximately $59.0 million, or 15%, of our consolidated vessel revenue, from an average of approximately 37 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the year ended December 31, 2018). For the period from August 1, 2017 through December 31, 2017, our Angolan operations generated vessel revenues of approximately $34.0 million, or 20%, of our consolidated vessel revenue, from an average of approximately 43 company-owned vessels that are marketed through the Sonatide joint venture (16 of which were stacked on average during the period from August 1, 2017 through December 31, 2017). For the period from April 1, 2017 through July 31, 2017, ours Angolan operations generated vessel revenues of approximately $34.0 million, or 23%, of our consolidated vessel revenue, from an average of approximately 50 company-owned vessels that are marketed through the Sonatide joint venture (21 of which were stacked on average during the period from April 1, 2017 through July 31, 2017).

(6)	INCOME TAXES

Losses before income taxes derived from United States and non-U.S. operations are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	July 31,
(In thousands)	2019	2018	2017	2017
Non-U.S.	$(44,205)	(99,607)	(5,137)	(1,603,788)
United States	(69,290)	(53,912)	(31,550)	(44,355)
	$(113,495)	(153,519)	(36,687)	(1,648,143)

Income tax expense (benefit) consists of the following:

	U.S.
(In thousands)	Federal	State	Non-U.S.	Total
Period from April 1, 2017 through July 31, 2017 (Predecessor)
Current	$(822)	3	5,128	4,309
Deferred	(5,543)	—	—	(5,543)
	$(6,365)	3	5,128	(1,234)
Period from August 1, 2017 through December 31, 2017 (Successor)
Current	$11	—	2,028	2,039
Deferred	—	—	—	—
	$11	—	2,028	2,039
Year Ended December 31, 2018 (Successor)
Current	$962	—	16,718	17,680
Deferred	531	250	(209)	572
	$1,493	250	16,509	18,252
Year Ended December 31, 2019 (Successor)
Current	$649	—	26,403	27,052
Deferred	672	—	—	672
	$1,321	—	26,403	27,724

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% for periods beginning January 1, 2018 and 35% for periods ending prior to January 1, 2018 to pre-tax earnings as a result of the following:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Computed “expected” tax benefit	$(23,834)	(32,239)	(12,840)	(576,850)
Increase (reduction) resulting from:
Foreign income taxed at different rates	9,283	20,917	1,767	448,805
Uncertain tax positions	5,145	2,264	(3,219)	4,674
Chapter 11 reorganization	—	—	—	50,428
Nondeductible transaction costs	—	1,091	—	2,628
Transition tax	—	—	15,120	—
Valuation allowance – deferred tax assets	15,707	38,778	(28,387)	69,278
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	—	—	11	(822)
Foreign taxes	20,778	13,012	845	(1,342)
State taxes	—	246	—	3
Return to accrual	(2,247)	(28,176)	835	668
162(m) - Executive compensation	28	2,818	—	—
Subpart F income	1,227	—	—	—
Other, net	1,637	(459)	646	1,296
Remeasurement of deferred taxes	—	—	27,261	—
	$27,724	18,252	2,039	(1,234)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Successor
	December 31,	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Accrued employee benefit plan costs	$7,422	7,607
Stock based compensation	972	786
Net operating loss and tax credit carryforwards	99,281	102,190
Restructuring fees not currently deductible for tax purposes	2,264	3,113
Disallowed business interest expense carryforward	5,105	2,936
Other	3,380	5,890
Gross deferred tax assets	118,424	122,522
Less valuation allowance	(103,496)	(106,447)
Net deferred tax assets	14,928	16,075
Deferred tax liabilities:
Depreciation and amortization	(11,246)	(11,149)
Outside basis difference deferred tax liability	(2,892)	(2,891)
Other	(2,981)	(3,553)
Gross deferred tax liabilities	(17,119)	(17,593)
Net deferred tax assets (liabilities)	$(2,191)	(1,518)

On November 15, 2018 we completed a series of mergers through which all of the shares of GulfMark Offshore, Inc. were acquired. The merger transactions qualified as tax free reorganization under Internal Revenue Code (IRC) Section 368(a), resulting in a carryover of tax basis in the assets and liabilities of GulfMark. Tidewater recorded net deferred liabilities of $1.0 million after valuation allowance in the opening balance sheet of GulfMark.

In July 2017 we reorganized under Chapter 11 of the U.S. bankruptcy code, in a transaction treated as a tax free reorganization under IRC Section 368(a)(1)(E).  Approximately $853.0 million of cancellation of indebtedness (COD) income was realized for tax purposes. Under exceptions applying to COD income resulting from a bankruptcy reorganization, we were not required to recognize this COD income currently as taxable income.  Instead, our tax attribute carryforwards, including net operating losses, tax basis of vessels and other depreciable assets, and the stock of foreign corporate subsidiaries was reduced under the operative tax statute and applicable regulations, affecting the balance of deferred taxes where appropriate.  The total amount of reduction of tax attributes under these rules after finalization of the U.S. income tax return for the year ending December 31, 2017, was approximately $718.0 million, of which $358.0 million impacted depreciable assets.  Approximately $330.0 million of attribute reduction reduced the tax basis of stock of foreign subsidiaries, which did not give rise to deferred taxes (as more fully discussed below). The remaining $136.0 million of excess COD income is attributed under the applicable tax regulations to domestic subsidiaries with insufficient tax attributes to absorb the required reduction; this can result in the recognition of future tax gain. Approximately $122.0 million of this was attributable to a subsidiary with no current built in gain, and therefore no deferred taxes were recognized on this portion of the excess COD income. Deferred taxes were recognized on the remaining $14.0 million of excess COD income. The actual reduction in tax attributes did not occur until the first day of our tax year subsequent to the date of emergence, or January 1, 2018.

As of December 31, 2018, the Company had U.S. federal net operating loss carryforwards of $218.1 million, which includes $137.9 million of net operating losses subject to an IRC Section 382 limitation. As of December 31, 2019, the Company had $300.0 million of U.S. federal net operating losses, which includes $145.9 million of net operating losses subject to an IRC Section 382 limitation. Net operating losses generated in tax years beginning after 2017 are subject to an 80 percent taxable income limitation with indefinite carryover under the Tax Act. We have $0.5 million foreign tax credits as of December 31, 2019. We have foreign net operating loss carryforwards of $132.0 million that will expire beginning in 2025 with many having indefinite carryforward periods.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The Company’s annual limitation under the IRC is approximately $15.0 million which is based on our value as of the ownership change date.  In addition, the merger with GulfMark resulted in a change in ownership of GulfMark for purposes of IRC Section 382.  The GulfMark ownership change results in an annual limitation of approximately $7.0 million on GulfMark’s tax attributes generated prior to the ownership change date, which begin to expire in 2032.  The Company has recorded a valuation allowance on the net operating loss balance as it believes that it is more likely than not that the deferred tax asset will not be realized.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated were the cumulative losses for financial reporting purposes that were incurred over the three-year periods ended December 31, 2019. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, for the period ended December 31, 2019, a valuation allowance of $103.5 million was recorded against our net deferred tax asset.   For the period ended December 31, 2018, a valuation allowance of $106.4 million was recorded against our net deferred tax asset. The decrease in the valuation allowance was primarily attributable to the derecognition of deferred tax assets that were subject to a valuation allowance that exceeded the net operating losses and other deferred tax assets recorded in the current period. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies

We have not recognized a U.S. deferred tax liability associated with temporary differences related to investments in our non-U.S. holding companies as the Company does not intend to dispose of the stock of these companies. These differences relate primarily to stock basis differences attributable to factors other than earnings, given that any untaxed cumulative earnings were subject to taxation in the U.S. in 2017 in accordance with the Tax Act. Further, any post-2017 earnings of these subsidiaries will either be taxed currently for U.S. purposes or will be permanently exempt from U.S. taxation. It is not practicable to estimate the deferred tax liability associated with temporary differences related to investments in our non-U.S. holding companies due to the legal structure and complexity of U.S. and non-U.S. tax laws.

Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries. In light of the significant changes made by the Tax Act, the Company will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, the Company is indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided. As of December 31, 2019, the non-U.S. positive unremitted earnings, for which the Company is indefinitely reinvested, are $178.2 million. It is not practicable for the Company to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. The Company makes a determination each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities could result.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes during any given year.

Our balance sheet reflects the following in accordance with ASC 740:

	Successor
	December 31,	December 31,
(In thousands)	2019	2018
Tax liabilities for uncertain tax positions	$48,578	43,790
Income tax payable	13,760	9,387
Income tax (receivable)	(3,798)	(9,245)

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2019 and 2018, are $24.8 million and $21.6 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In thousands)
Balance at March 31, 2017 (Predecessor)	$400,818
Additions based on tax positions related to the current year	2,050
Settlement and lapse of statute of limitations	—
Balance at July 31, 2017 (Predecessor)	$402,868

(In thousands)
Balance at August 1, 2017 (Successor)	$402,868
Additions based on tax positions related to the current year	170
Additions based on tax positions related to a prior year	2,578
Settlement and lapse of statute of limitations	(1,045)
Reductions based on tax positions related to a prior year	—
Balance at December 31, 2017 (Successor)	$404,571
Additions from GulfMark business combination	8,857
Additions based on tax positions related to the current year	—
Additions based on tax positions related to a prior year	6,903
Settlement and lapse of statute of limitations	(2,953)
Reductions based on tax positions related to a prior year	(18,086)
Balance at December 31, 2018 (Successor) (A)	$399,292
Additions based on tax positions related to the current year	14,741
Additions based on tax positions related to a prior year	1,964
Settlement and lapse of statute of limitations	(1,897)
Reductions based on tax positions related to a prior year	(58)
Balance at December 31, 2019 (Successor) (A)	$414,042

(A)	The gross balance reported as uncertain tax positions is largely offset by $387 million of foreign tax credits and other tax attributes.

It is reasonably possible that a decrease of $22.9 million in unrecognized tax benefits may be necessary within the coming year due to the lapse of statutes of limitations.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $48.6 million and $43.8 million as of December 31, 2019 and December 31, 2018 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for fiscal years prior to March 2014. In October 2019, the Company received notification from the Internal Revenue Service (“IRS”) that the Company’s U.S. income tax return ending March 31, 21017 and December 31, 2017 was selected for examination. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

The Tax Act

The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law, including a reduction in the statutory income tax rate from 35% to 21% effective January 1, 2018, a one-time transition tax on deemed repatriation of deferred foreign income, a base erosion anti-abuse tax (“BEAT”) that effectively imposes a minimum tax on certain payments to non-U.S. affiliates, new and revised rules relating to the current taxation of certain income of foreign subsidiaries under the global intangible low-tax income (“GILTI”) regime, changes to net operating loss carryforwards, immediate expensing for capital expenditures, and revised rules associated with limitations on the deduction of interest.

Due to the timing of the enactment of U.S. tax reform and the complexity involved in applying its provisions, we made reasonable estimates of its effects and recorded such amounts in our consolidated financial statements as of December 31, 2017 on a provisional basis. As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional tax expense of $27.3 million which was offset by change in valuation allowance. Our one-time transition tax on deemed repatriation of the deferred foreign income of our U.S. subsidiaries resulted in a reduction of $15.1 million to our deferred tax asset balance as of December 31, 2017.

Throughout 2018, we continued to analyze applicable information and data, interpret rules and guidance issued by the U.S. Treasury Department and IRS, and made adjustments to the provisional amounts as provided for in Staff Accounting Bulletin No. 118. Upon further analyses of the Tax Act and Notices and Regulations issued and proposed by the US Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018 and determined that we had no remaining earnings and profits to recognize as a one-time transition tax.

The Tax Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. We have made an accounting policy election to account for GILTI in the year the tax is incurred. Due to current year losses, no GILTI was recognized for the years ending December 31, 2018 and 2019.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. The BEAT did not have a material impact on our provision for income tax.

(7)LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment.  Contracts containing assets that we benefit from and control are recognized on our balance sheet.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.  We recognized lease expense for these leases on a straight-line basis over the lease term.  We combine the lease and non-lease components for all of our lease agreements.

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

Leases (In thousands)	Classification	December 31, 2019
Assets:
Operating	Other assets	$4,338
Liabilities:
Current
Operating	Other current liabilities	501
Noncurrent
Operating	Other liabilities and deferred credits	4,274
Total lease liabilities		$4,775

Maturity of lease liabilities (In thousands)	Operating leases
2020	$1,315
2021	1,277
2022	1,072
2023	754
2024	311
After 2024	933
Total lease payments	$5,662
Less: Interest	887
Present value of lease liabilities	$4,775

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

We used the incremental borrowing rate on January 1, 2019 for operating leases that began prior to that date.

		Year Ended
Lease costs (In thousands)	Classification	December 31, 2019
Operating lease costs	General and administrative	1,336
Short-term leases	General and administrative	4,840
Variable lease costs	General and administrative	313
Sublease income	General and administrative	(3)
Net lease cost		6,486

Lease term and discount rate	December 31, 2019
Weighted average remaining lease term in years	3.7
Weighted average discount rate	7.0%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the year ended December 31, 2019 was $1.4 million.  Right-of-use assets obtained in exchange for operating lease obligations were $0.8 million, for the year ended December 31, 2019.

(8)	GAIN (LOSS) ON DISPOSITION OF ASSETS, NET

We seek opportunities to dispose our older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of our vessels are sold to buyers with whom we do not compete in the offshore energy industry.

The number of vessels disposed along with the gain (loss) on the dispositions, are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands, except number of vessels disposed)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Gain (losses) on vessels disposed	$2,434	$10,935	$(163)	$509
Number of vessels disposed	40	38	11	7

Included in gain on dispositions of assets, net for the period from August 1, 2017 through December 31, 2017 are gains on the sale of the company’s eight ROVs of $7.1 million which represent substantially all of the company’s subsea assets.

Included in gain on dispositions of assets, net for the period from April 1, 2017 through July 31, 2017 are amortized gains on sale/leaseback transactions of $3.0 million which reflects gains recognized through the 2017 Petition Date.  Unamortized deferred gains as of the Petition Date of $105.9 million were credited to reorganization items as a result of the lease rejections.

(9)	ASSET IMPAIRMENTS, ASSETS HELD FOR SALE AND OTHER

The table below summarizes the number of vessels impaired and the amount of impairment and other expense incurred.

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Number of vessels impaired during the period	35	56	5	79
Amount of impairment and other expense incurred	$37,773	$61,132	$16,777	184,748

During the third quarter of 2019, in conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service and vessel supplies and parts inventory and charged $5.2 million of impairment expense. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In 2011, we contracted with a Brazilian shipyard to construct a vessel that was not completed.  We initiated arbitration proceedings (per the construction contract) seeking completion of the hull or rescission of the contract and the return of funds.  In response, the shipyard initiated a separate lawsuit seeking the amounts due under the contract.  As of the fresh-start date, we recorded $1.8 million in other assets which represented the unimpaired balance of the construction costs that were expected to be returned to us once the dispute was resolved.  During 2019, our final appeal was denied and the case was remanded back to the original courts.  Our local counsel informed us that is now more likely that not that the shipyard will prevail in the dispute and that we would be liable for the additional payment of $4.0 million.   As a result, a $5.8 million expense was recorded in the fourth quarter of 2019.

Also in the fourth quarter of 2019, we evaluated our fleet for vessels to be considered for disposal.  We determined that 42 of our 61 stacked vessels should be scrapped or sold.  In addition, we identified four vessels in our active fleet that should be designated for sale.  At December 31, 2019 we reclassified the vessels from property and equipment to assets held for sale. In conjunction with this reclassification, we adjusted the carrying value of these assets to the lower of current net book value or the expected net realizable sale value.  This resulted in a $26.7 million charge to impairment expense and the reclassification of the remaining $39.3 million of carrying value to assets held for sale.  We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be scrapped or sold. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

Impairments incurred since July 2017, when we emerged from bankruptcy, are primarily the result of our customers' reduction in offshore exploration and production expenditures caused by the ongoing and sustained low levels of crude oil and natural gas prices as well as our efforts to reduce the oversupply of vessels which currently exists in the offshore supply vessel market through the scrapping of vessels.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(10)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

We did not have any foreign currency spot contracts as of December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, we had no forward contracts outstanding.

The following table provides the fair value hierarchy for our other financial instruments measured as of December 31, 2019:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$159,401	159,401	—	—
Total fair value of assets	$159,401	159,401	—	—

The following table provides the fair value hierarchy for our other financial instruments measured as of December 31, 2018:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$327,542	327,542	—	—
Total fair value of assets	$327,542	327,542	—	—

(11)    EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees that are citizens or permanent residents of the United States. Benefits are based on years of service and employee compensation. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We contributed $1.1 million to the plan during the year ended December 31, 2019.  We did not contribute to the plan during the year ended December 31, 2018 and during the nine-month period ended December 31, 2017. We anticipate contributing to this plan in 2020, but the amount has not been determined.

We also have two defined benefit pension plans that cover approximately 100 Norway citizen employees and other employees who are permanent residents of Norway.  Benefits are based on years of service and employee compensation.  We contributed $0.7 million, $0.2 million and $0.3 million to these defined benefit plans during the years ended December 31, 2019 and 2018 and the nine month period ended December 31, 2017, respectively.  We expect to contribute approximately $0.5 million during 2020.

Supplemental Executive Retirement Plan

We also offer a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010.  The supplemental plan was amended to discontinue the accrual of benefits and any other contributions effective January 1, 2018 and all previously accrued pension benefits were frozen for the remaining active participants. This change did not affect the benefits earned by any participants prior to January 1, 2018. We contributed $3.2 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively. We contributed $0.1 million during the nine-month period ended December 31, 2017.  Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

A Rabbi Trust was established to provide us with a vehicle to invest in a variety of marketable securities that were recorded at fair value with unrealized gains or losses, net of income tax expense, included in accumulated other comprehensive income. In April 2018, a lump sum distribution of $8.9 million was paid to our retiring President and Chief Executive Officer in settlement of his supplemental executive retirement plan obligation, resulting in a settlement loss of $0.3 million. This distribution was funded by substantially all of the investments held by the Rabbi Trust which was liquidated in 2019.

Postretirement Benefit Plan

Qualified retired employees were covered by a program which provided limited health care and life insurance benefits. This plan terminated on January 1, 2019 resulting in a gain of $4.0 million that we recorded in the year ended December 31, 2018.  Costs of the program were based on actuarially determined amounts and were accrued over the period from the date of hire to the full eligibility date of employees who were expected to qualify for these benefits. This plan was funded through payments as benefits were required.

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

If the plan assets are less than the plan liabilities, the pension plan assets will be invested in fixed income debt securities. Any investments in corporate bonds shall be at least investment grade, while mortgage and asset-backed securities must be rated “A” or better. If an investment is placed on credit watch, or is downgraded to a level below the investment grade, the holding will be liquidated, even at a loss, in a reasonable time period.

The cash flow requirements of the pension plan will be analyzed at least annually. Portfolio repositioning will be required when material changes to the plan liabilities are identified and when opportunities arise to better match cash flows with the known liabilities. Additionally, trades will occur when opportunities arise to improve the yield-to-maturity or credit quality of the portfolio.  The pension plan assets are primarily invested in debt securities. In the event that plan assets exceed the estimated plan liabilities for the pension plan, up to two times the difference between the plan assets and plan liabilities may be invested in equity securities, and so long as equities do not exceed 15% of the market value of the assets. Investments in foreign securities are restricted to American Depository Receipts (ADR) and stocks listed on the U.S. stock exchanges and may not exceed 10% of the equity portfolio

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The plan does not invest in Tidewater stock.

The pension plan assets are periodically evaluated for concentration risks. As of December 31, 2019, we did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

U.S. Pension Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan:

		Actual as of	Actual as of
	Target	December 31, 2019	December 31, 2018
U.S. Pension plan:
Equity securities	—	—	2%
Debt securities	100%	96%	91%
Cash and other	—	4%	7%
Total	100%	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for all domestic and foreign pension plans measured at fair value as of December 31, 2019:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Equity securities:	$699	699	—	—	—
Debt securities:
Government securities	5,870	5,870	—	—	—
Collateralized mortgage securities	765	—	765	—	—
Corporate debt securities	47,839	—	47,839	—	—
Cash and cash equivalents	2,526	—	2,526	—	—
Other	1,396	—	1,396	—	—
Total	$59,095	6,569	52,526	—	—
Accrued income	530	530	—	—	—
Total fair value of plan assets	$59,625	7,099	52,526	—	—

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2018, are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Measured at Net Asset Value
Pension plan measured at fair value:
Equity securities:	$900	900	—	—	—
Debt securities:
Government securities	4,044	4,044	—	—	—
Corporate debt securities	47,667	684	46,983	—	—
Cash and cash equivalents	1,214	717	497	—	—
Other	2,384	—	2,384	—	—
Total	$56,209	6,345	49,864	—	—
Accrued income	581	581	—	—	—
Total fair value of plan assets	$56,790	6,926	49,864	—	—

Plan Assets and Obligations

Changes in plan assets and obligations and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan, and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”), which was discontinued as of January 1, 2019, are as follows:

	Pension Benefits
	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of the period	$90,247	$103,443	101,490	97,941
Increase in benefit obligation due to business combination	—	5,474	—	—
Service cost	427	294	546	393
Interest cost	3,751	3,605	1,599	1,313
Plan curtailment	—	—	(432)	—
Benefits paid	(5,967)	(5,467)	(2,059)	(1,610)
Actuarial (gain) loss (A)	8,198	(8,105)	2,322	3,322
Settlement	(4,978)	(8,885)	—	—
Foreign currency exchange rate changes	(24)	(112)	(23)	131
Benefit obligation at end of the period	$91,654	90,247	103,443	101,490
Change in plan assets:
Fair value of plan assets at beginning of the period	$56,790	$57,536	58,148	57,146
Increase in plan assets due to business combination	—	5,463	—	—
Actual return	7,498	(2,128)	1,182	2,138
Expected return	—	112	32	16
Actuarial loss	983	(275)	(217)	(109)
Administrative expenses	(68)	(36)	(15)	(7)
Plan curtailment	—	—	(100)	—
Employer contributions	5,027	10,546	625	435
Benefits paid	(5,967)	(5,467)	(2,059)	(1,610)
Settlement	(4,638)	(8,885)	—	—
Foreign currency exchange rate changes	—	(76)	(60)	139
Fair value of plan assets at end of the period	59,625	56,790	57,536	58,148
Payroll tax unrecognized in benefit obligation at end of the period	—	84	76	91
Unfunded status at end of the period	$(32,029)	$(33,541)	(45,983)	(43,433)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,422)	$(1,380)	(10,731)	(1,791)
Noncurrent liabilities	(30,607)	(32,161)	(35,252)	(41,642)
Net amount recognized	$(32,029)	$(33,541)	(45,983)	(43,433)

(A) The actuarial loss for the year ended December 31, 2019 and the actuarial gain in the year ended December 31, 2018 was primarily attributable to changes in the discount rate.

		Other Benefits
	Successor		Predecessor
		Period from	Period from
	Year	August 1, 2017	April 1, 2017
	Ended	through	through
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of the period	$2,924	4,817	4,811
Service cost	61	29	23
Interest cost	117	75	64
Participant contributions	218	65	58
Plan amendment	(2,954)	(1,861)	—
Benefits paid	(595)	(526)	(346)
Actuarial (gain) loss	229	325	207
Benefit obligation at end of the period	$—	2,924	4,817
Change in plan assets:
Fair value of plan assets at beginning of the period	$—	—	—
Employer contributions	377	461	288
Participant contributions	218	65	58
Benefits paid	(595)	(526)	(346)
Fair value of plan assets at end of the period	—	—	—
Unfunded status at end of the period	$—	(2,924)	(4,817)
Net amount recognized in the balance sheet consists of:
Current liabilities	$—	(282)	(418)
Noncurrent liabilities	—	(2,642)	(4,399)
Net amount recognized	$—	(2,924)	(4,817)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

	December 31,	December 31,
(In thousands)	2019	2018
Projected benefit obligation	$91,654	90,247
Accumulated benefit obligation	91,109	89,024
Fair value of plan assets	59,625	56,790

Net periodic benefit cost for the pension plans and the supplemental plan include the following components:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Service cost	$427	294	546	393
Interest cost	3,751	3,605	1,599	1,313
Expected return on plan assets	(2,375)	(2,042)	(882)	(691)
Administrational expenses	71	36	19	3
Payroll tax of net pension costs	55	42	29	—
Amortization of net actuarial losses	(592)	30	131	—
Recognized actuarial loss	—	—	—	748
Settlement/Curtailment (gain) loss	(219)	335	(99)	—
Net periodic pension cost	$1,118	2,300	1,343	1,766

Net periodic benefit cost for the postretirement health care and life insurance plan, which was discontinued as of January 1, 2019, includes the following components:

	Successor		Predecessor
		Period from	Period from
	Year	August 1, 2017	April 1, 2017
	Ended	through	through
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017
Service cost	$61	29	23
Interest cost	117	75	64
Amortization of prior service cost	(299)	—	(927)
Recognized actuarial (gain)	42	—	(335)
Net curtailment gain	(4,005)	—	—
Net periodic postretirement benefit	$(4,084)	104	(1,175)

The components of the net periodic pension cost and the net periodic postretirement benefit, except for the service costs are included in the caption “Interest income and other, net.”  Service costs are included in the caption “Vessel operating costs.”

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Net (gain) loss	$2,612	(3,441)	1,939	1,877
Fresh-start accounting fair value adjustment	—	—	—	(22,333)
Amortization of net (loss) gain	—	—	—	(748)
Settlement recognized	(182)	(335)	—	—
Total recognized in other comprehensive (income) loss, before tax and net of tax	$2,430	(3,776)	1,939	(21,204)

			Other Benefits
		Successor		Predecessor
			Period from	Period from
		Year	August 1, 2017	April 1, 2017
		Ended	through	through
(In thousands)		December 31, 2018	December 31, 2017	July 31, 2017
Net (gain) loss		$229	325	207
Prior service (cost) credit		—	(1,861)	—
Amortization of prior service (cost) credit		1,861	—	927
Fresh-start accounting fair value adjustment		—	—	19,055
Amortization of net (loss) gain		(554)	—	335
Total recognized in other comprehensive (income) loss, before tax and net of tax		$1,536	(1,536)	20,524

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 3.50% and 4.50% were used to determine net benefit obligations as of December 2019 and 2018, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2019	2018
Discount rate	4.50%	3.80%
Expected long-term rate of return on assets	4.00%	3.60%
Rates of annual increase in compensation levels	2.75%	2.75%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2019, including pension benefits attributable to estimated future employee service, we expect that benefits to be paid over the next ten years will be as follows:

Year ending December 31, (In thousands)	Pension Benefits
2020	$6,547
2021	6,444
2022	6,360
2023	6,262
2024	6,235
2025 – 2029	29,592
Total 10-year estimated future benefit payments	$61,440

Defined Contribution Plans

The two defined contribution plans described below were merged in 2013 to provide administrative efficiencies, potential savings on service provider fees and to simplify the participant experience. Following the business combination, the provisions of the two plans remained substantially similar with the exception of cost neutral changes that were approved to simplify the administration of the combined plan.

Retirement Contributions

All eligible U.S. fleet personnel, along with all new eligible employees hired after December 31, 1995 are eligible to receive retirement contributions. This benefit is noncontributory by the employee, but we contributed, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees. Our contributions vest over five years. We ceased contributing to the employee retirement plan effective January 1, 2018. Any future employer contributions to this plan will be determined at our discretion.

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Prior to January 1, 2018, we matched, in cash, 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over five years. Effective January 1, 2018, we no longer provide a matching of 50% of the first 8% of eligible compensation in an attempt to reduce costs. Any future employer contributions to this plan will be determined at our discretion.

The plan held zero, 7,075, 8,074 and 264,504 shares of Tidewater common stock for the years ended December 31, 2019 and 2018 and the periods from August 1, 2017 through December 31, 2017 and April 1, 2017 through July 31, 2017, respectively.  The plan also held 9,030 and 9,762 series A warrants and series B warrants, respectively, for the period from August 1, 2017 through December 31, 2017.

The amounts charged to expense for the defined contribution plans were immaterial for the years ended December 31, 2019 and 2018.  We expensed $0.9 million and $0.9 million for the periods from August 1, 2017 through December 31, 2017 and April 1, 2017 through July 31, 2017, respectively.

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who have the opportunity to defer up to (i) 50% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations; (ii) 100% of their bonuses; and (iii) any refunds resulting from the failure of the 401(k) non-discrimination test.  A company match may be provided on these contributions equal to 50% of the first 8% of eligible compensation deferred by the employee to the extent the employee is not able to receive the full amount of company match to the 401(k) plan due to IRS limitations. In January 2018, our match was discontinued.

The non-qualified supplemental savings plan allows us to contribute restoration benefits to eligible employees. Employees who did not accrue a benefit in the supplemental executive retirement plan and who are eligible to participate in the defined contribution retirement plan automatically became eligible for this benefit when the employee’s eligible retirement compensation exceeded the section 401(a)(17) limit. We contributed, in cash, 3% of an eligible employee’s compensation above the 401(a)(17) limit to a trust on behalf of the employees. We ceased contributing restoration compensation effective January 1, 2018. Any future contributions to this plan will be determined at our discretion

We also provided retirement benefits to our eligible non-U.S. citizen employees working outside their respective country of origin pursuant to a self-directed multinational defined contribution retirement plan (multinational retirement plan).  Non-U.S. citizen shore-based and certain offshore employees working outside their respective country of origin were eligible to participate in the multinational retirement plan provided the employees were not enrolled in any home country pension or retirement program.  Participants of the multinational retirement plan could contribute 1% to 50% of their base salary after the first month following hire or transfer to eligible positions. We matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee which vests over five years. We ceased contributing to this retirement plan effective January 1, 2018. Any future contributions to this plan will be determined at our discretion. The amounts charged to expense related to the multinational retirement plan contributions are immaterial.

 We also provide certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund, or MNOPF and the Merchant Navy Ratings Pension Fund or MNRPF.  At December 31, 2019 and 2018, we had recorded $1.0 million and $1.4 million, respectively, related to these liabilities. The status of the funds are calculated by an actuarial firm approximately every three years. The last assessment was completed in March 2018 for the MNOPF Plan and March 2017 for the MNRPF Plan.  We continue to expense $0.2 million per annum for these plans.

(12)STOCK-BASED COMPENSATION AND INCENTIVE PLANS

Historically, we have maintained various long-term incentive plans including employee stock options, restricted stock awards, restricted stock units (that settle in Tidewater common stock), phantom stock, and cash-based performance awards.  As discussed in greater detail in Note (17) we filed voluntary petitions for Chapter 11 bankruptcy protection on May 17, 2017 to effectuate a restructuring pursuant to a Plan.  As a result of the Restructuring, all of our outstanding equity and incentive programs (and all outstanding stock options and awards under those programs) were cancelled, except for unvested phantom stock awards held by non-officer employees and certain deferred stock units and deferred cash awards held by non-employee members of the predecessor board, each as discussed in greater detail below.

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

As of December 31, 2019, the 2017 Plan and the Legacy GLF Plan are our only two active equity incentive plans and the only type of award outstanding under either plan is restricted stock units (RSUs) that settle in shares of Tidewater common stock.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Shares of common stock reserved for issuance under the plans	3,973,228	3,973,228	3,048,877	—
Shares of common stock available for future grants	2,187,101	2,325,102	1,891,231	—

Stock Option Awards

The Predecessor granted stock options to its directors and employees under several different stock incentive plans.  We used the Black-Scholes option-pricing model to calculate the share-based compensation expense.  No stock options have been granted since April 1, 2017.  Outstanding stock options of 1,395,548 with a weighted average exercise price of $28.14 were cancelled prior to emergence from chapter 11 bankruptcy.  We recorded stock option compensation expense of $1.6 million in the period from April 1, 2017 through July 31, 2017.

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

All outstanding unvested RSUs granted under the Predecessor incentive plans vested prior to emergence from chapter 11 bankruptcy. RSUs granted to officers and employees by the Successor under the 2017 Incentive Plan, subsequent to emergence from Chapter 11 bankruptcy, generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs granted to directors vest over one year and (ii) certain RSUs granted to our officers are performance based and vest on the third anniversary of the date of grant, based on our performance as measured.

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2017 (Predecessor)	$54.48	183	—	—
Vested	54.48	(183)	—	—
Non-vested balance at August 1, 2017 (Successor)	—	—	—	—
Granted	24.40	1,203,379	—	—
Cancelled/forfeited	24.15	(45,733)	—	—
Non-vested balance at December 31, 2017 (Successor)	24.41	1,157,646	—	—
Granted	24.58	455,063	26.04	63,365
Vested	24.84	(503,677)	—	—
Cancelled/forfeited	27.15	(27,948)	—	—
Non-vested balance at December 31, 2018 (Successor)	24.21	1,081,084	26.04	63,365
Granted	23.44	186,143	24.50	101,143
Vested	24.45	(784,868)	—	—
Cancelled/forfeited	24.70	(78,591)	24.50	(70,694)
Non-vested balance at December 31, 2019 (Successor)	$23.32	403,768	25.54	93,814

Restrictions on 167,856 time-based units outstanding at December 31, 2019 will lapse during fiscal 2020.

Restricted stock unit compensation expense and grant date fair value are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Grant date fair value of restricted stock units vested	$19,193	12,513	—	10
Restricted stock unit compensation expense	19,603	13,406	3,731	2

As of December 31, 2019, total unrecognized RSU compensation costs totaled approximately $6.3 million, or $5.0 million net of tax which will be recognized over a weighted average period of two years, compared to $22.6 million, $17.1 million net of tax, at December 31, 2018. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the year ended March 31, 2017, the nine months ended December 31, 2017 or the years ended December 31, 2018 and 2019. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Phantom Stock Plan

The Predecessor provided a Phantom Stock Plan (PSP) to provide additional incentive compensation to key employees. Participants in the PSP had the right to receive the value of a share of common stock in cash at vesting.  Participants had no voting or other rights as a shareholder. The phantom shares generally had a three year vesting period. As a result of the restructuring, on the Effective Date, (i) all phantom units held by officers were cancelled for no value and (ii) all outstanding phantom stock units held by non-officer employees were converted in accordance with the conversion ratio for common stock provided in the Plan.  No new awards have been issued under the Phantom Stock Plan since April 1, 2016.

The following table sets forth a summary of our phantom stock activity:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Weighted-average Grant-Date Fair Value	Series A Warrants	Weighted-average Grant-Date Fair Value	Series B Warrants
Non-vested balance at March 31, 2017 (Predecessor)	$9.74	946,150
Cancelled	9.70	(484,446)
Forfeited	10.08	(16,866)
Non-vested balance at July 31, 2017 (Predecessor)	$9.77	444,838

Issuance of Successor phantom stock at August 1, 2017	308.19	14,160	1.00	22,963	0.98	24,824

Cancelled/forfeited	307.31	(634)	1.00	(1,029)	0.98	(1,112)
Non-vested balance at December 31, 2017 (Successor)	$308.24	13,526	1.00	21,934	0.98	23,712
Vested	360.14	(8,223)	1.00	(13,009)	0.98	(14,064)
Cancelled	240.39	(786)	1.00	(1,275)	0.98	(1,379)
Non-vested balance at December 31, 2018 (Successor)	$226.50	4,517	1.00	7,650	2.94	8,269
Vested	226.50	(4,517)	1.00	(7,650)	2.94	(8,269)
Non-vested balance at December 31, 2019 (Successor)	$—	—	—	—	—	—

Phantom stock compensation expense and grant date fair value of phantom stock vested are as follows:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Grant date fair value of phantom stock vested	$1,055	2,957	—	—
Phantom stock compensation expense	30	214	94	68

As of December 31, 2019 and 2018, total unrecognized phantom stock compensation costs amounted to zero and $0.03 million, respectively.

Cash-based Performance Plan

In previous years, we provided a Cash-based Performance Plan as additional incentive compensation to company officers.  Approximately 7.7 million units, representing all outstanding plan units, at a weighted average grant date fair value of $1.16 were cancelled or forfeited during the four month period ended July 31, 2017.  There are no outstanding cash-based performance units after July 31, 2017.   There were no modifications to the cash-based performance plan units during the four month period ended July 31, 2017.

Cash-based performance unit compensation expense was a $2.0 million credit in the four months ended July 31, 2017.

Non-Employee Board of Directors Deferred Stock Unit Plan

We provided a Deferred Stock Unit Plan to our non-employee directors. Each member of the Predecessor board was deemed to have resigned from the board on the Effective Date which triggered payout status for all outstanding deferred stock units. All outstanding deferred stock units were paid to the participants.  No new awards have been issued under the Deferred Stock Unit Plan since April 1, 2016.  Approximately 351,000 units were distributed to the Board members during the four month period ended July 31, 2017.  These units had a weighted average grant date fair value of $24.19.

(13)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2019	2018
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	39,941,327	36,978,280
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

No shares were repurchased during the years ended December 31, 2019 and 2018, the period from August 1, 2017 through December 31, 2017 and the period from April 1, 2017 through July 31, 2017.

Dividend Program

There were no dividends declared during the years ended December 31, 2019 and 2018, the period from August 1, 2017 through December 31, 2017 and the period from April 1, 2017 through July 31, 2017.

Warrants

During 2017, we issued 11,543,814 New Creditor Warrants upon emergence from bankruptcy. In addition, 2,432,432 Series A Warrants and 2,629,657 Series B Warrants were issued to the holders of Predecessor common stock with exercise prices of $57.06 and $62.28, respectively. As of December 31, 2019, we had 821,308 shares of common stock issuable upon the exercise of the New Creditor Warrants. No Series A Warrants or Series B Warrants have been exercised.

In conjunction with the merger with GulfMark, Tidewater assumed approximately 2.3 million $0.01 Creditor Warrants (“GLF Creditor Warrants”) and approximately 0.8 million $100.00 Equity Warrants (“GLF Equity Warrants”) with each warrant becoming exercisable for 1.10 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. As of December 31, 2019, we had 1,281,573 shares of common stock issuable upon the exercise of the GLF Creditor Warrants. No GLF Equity Warrants have been exercised.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax, are as follows:

	Successor
	For the year ended December 31, 2019
(in thousands)	Balance at 12/31/18	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/19
Pension benefits	2,194	(2,430)	—	(2,430)	(236)

	Successor
	For the year ended December 31, 2018
(in thousands)	Balance at 12/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/18
Available for sale securities	256	(660)	404	(256)	—
Pension/Post-retirement benefits	(403)	4,133	(1,536)	2,597	2,194
Total	(147)	3,473	(1,132)	2,341	2,194

	Successor
	Period from August 1, 2017 through December 31, 2017
(in thousands)	Balance at 7/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/17
Available for sale securities	—	87	169	256	256
Pension/Post-retirement benefits	—	(403)	—	(403)	(403)
Total	—	(316)	169	(147)	(147)

	Predecessor
	Period from April 1, 2017 through July 31, 2017
(in thousands)	Balance at 3/31/17	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 7/31/17
Available for sale securities	(95)	57	106	163	68
Currency translation adjustment	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(438)	(2,598)	—	(2,598)	(3,036)
Total	(10,344)	(2,541)	106	(2,435)	(12,779)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of income:

	Successor		Predecessor
		Period from	Period from
	Year	August 1, 2017	April 1, 2017
	Ended	through	through
(In thousands)	December 31, 2018	December 31, 2017	July 31, 2017	Affected line item in the consolidated statements of income
Retiree medical plan	(1,536)	—	—	Interest income and other, net
Realized gains on available for sale securities	404	169	106	Interest and other debt costs
Total pre-tax and net of tax amounts	(1,132)	169	106

(14)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2018, we had long-term operating leases for office space, automobiles, temporary residences and office equipment.  Aggregate operating lease expenses are as follows:

	Successor		Predecessor
		Period from	Period from
	Year	August 1, 2017	April 1, 2017
	Ended	through	through
	December 31, 2018	December 31, 2017	July 31, 2017
Lease expenses:
Office and other leases	$3,840	1,861	1,697
Vessel operating leases	—	1,215	6,166
Total lease expense	$3,840	3,076	7,863

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

(15)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets as of December 31, is as follows:

(In thousands)	2019	2018
Recoverable insurance losses	$3,543	$4,056
Investments held for savings plans (fair value Level 1)	4,942	4,807
Long-term deposits	15,430	16,848
Other	12,420	5,615
	$36,335	$31,326

A summary of accrued expenses as of December 31, is as follows:

(In thousands)	2019	2018
Payroll and related payables	$16,351	$17,447
Accrued vessel expenses	38,383	29,534
Accrued interest expense	4,570	5,985
Other accrued expenses	14,696	8,818
	$74,000	$61,784

A summary of other current liabilities as of December 31, is as follows:

(In thousands)	2019	2018
Taxes payable	$18,661	$13,167
Other	5,439	7,925
	$24,100	$21,092

A summary of other liabilities and deferred credits as of December 31, is as follows:

(In thousands)	2019	2018
Pension liabilities	$32,545	$33,124
Liability for uncertain tax positions	48,577	43,790
Deferred tax liability	2,571	1,913
Other	14,704	15,198
	$98,397	$94,025

(16)SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During calendar year 2018 our Africa/Europe segment was split as a result of management realignment such that our operations in Europe and Mediterranean regions and our West Africa regions are now separately reported segments. As such, we now disclose these new segments as Europe/Mediterranean and West Africa, respectively. Our Americas and Middle East/Asia Pacific segments are not affected by this change. This new segment alignment is consistent with how our chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Prior year amounts have also been recast to conform to the new segment alignment.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our brokered vessels and other miscellaneous marine-related businesses.

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Revenues:
Vessel revenues:
Americas	$136,958	118,534	45,784	40,848
Middle East/Asia Pacific	90,321	80,195	39,845	36,313
Europe/Mediterranean	123,711	56,263	19,895	15,466
West Africa	126,025	142,214	66,360	53,970
	477,015	397,206	171,884	146,597
Other operating revenues	9,534	9,314	6,869	4,772
	$486,549	406,520	178,753	151,369
Vessel operating profit (loss):
Americas	$(805)	8,860	(1,599)	(22,549)
Middle East/Asia Pacific	(6,044)	(4,417)	451	(1,434)
Europe/Mediterranean	(1,289)	(9,359)	(1,497)	(12,680)
West Africa	8,298	7,240	2,308	(8,828)
	160	2,324	(337)	(45,491)
Other operating profit (loss)	6,734	3,742	1,614	876
	6,894	6,066	1,277	(44,615)
Corporate expenses	(57,988)	(42,972)	(14,989)	(18,246)
Gain on asset dispositions, net	2,263	10,624	6,616	3,561
Impairment of due from affiliate	—	(20,083)	—	—
Asset impairments and other	(37,773)	(61,132)	(16,777)	(184,748)
Operating loss	(86,604)	(107,497)	(23,873)	(244,048)
Depreciation and amortization:
Americas	$27,493	16,047	5,767	13,945
Middle East/Asia Pacific	21,440	11,871	4,716	9,967
Europe/Mediterranean	30,053	11,385	2,794	9,060
West Africa	21,166	16,612	6,067	12,632
Other	—	21	827	1,139
Corporate	1,779	2,357	166	704
	$101,931	58,293	20,337	47,447
Additions to properties and equipment:
Americas	$969	3,771	144	27
Middle East/Asia Pacific	5,237	2,982	2,596	1,042
Europe/Mediterranean	4,001	185	—	—
West Africa	2,721	10,135	195	375
Corporate	5,070	4,318	6,899	821
	$17,998	21,391	9,834	2,265
Total assets:
Americas	$375,297	380,168	164,958	714,891
Middle East/Asia Pacific	270,413	233,611	48,268	424,896
Europe/Mediterranean	358,943	316,524	171,156	597,819
West Africa	376,087	483,234	864,300	1,277,552
Other	—	7,440	2,443	20,392
Investments in and advances to unconsolidated companies	—	1,039	29,216	49,367
Corporate	198,788	405,723	479,254	799,752
	$1,579,528	1,827,739	1,759,595	3,884,669

The following table discloses our customers that accounted for 10% or more of total revenues:

	Successor			Predecessor
			Period from	Period from
	Year	Year	August 1, 2017	April 1, 2017
	Ended	Ended	through	through
	December 31, 2019	December 31, 2018	December 31, 2017	July 31, 2017
Chevron Corporation	13.0%	15.0%	17.4%	17.5%
Saudi Aramco	7.6%	8.3%	10.1%	11.7%

(17)CHAPTER 11 PROCEEDINGS AND EMERGENCE

On July 31, 2017, we and certain of our subsidiaries emerged from bankruptcy after successfully completing our reorganization pursuant to the Second Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Tidewater and its Affiliated Debtors (the “Plan”). The Plan was confirmed on July 17, 2017 by the Bankruptcy Court.

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

Upon our emergence from bankruptcy:

•

The lenders under our Fourth Amended and Restated Revolving Credit Agreement, dated as of June 21, 2013 (the “Credit Agreement”), the holders of senior notes, and the lessors from whom we leased 16 vessels (the “Sale Leaseback Parties”) (collectively, the “General Unsecured Creditors” and the claims thereof, the “General Unsecured Claims”) received their pro rata share of (a) $225.0 million of cash, (b) subject to the limitations discussed below, common stock and, if applicable, warrants (the “New Creditor Warrants”) to purchase common stock, representing 95% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan as described below); and (c) new 8% fixed rate secured notes due in 2022 in the aggregate principal amount of $350.0 million (the “Secured Notes”).

•

Our existing shares of common stock were cancelled. Our existing common stockholders received their pro rata share of common stock representing 5% of the common equity in the reorganized company (subject to dilution by a management incentive plan and the exercise of warrants issued to existing stockholders under the Plan) and six year warrants to purchase additional shares of common stock of the reorganized company. These warrants were issued in two tranches, with the first tranche (the “Series A Warrants”) being exercisable immediately, at an exercise price of $57.06 per share, and the second tranche (the “Series B Warrants”) being exercisable immediately, at an exercise price of $62.28 per share. The Series A Warrants are exercisable for 2.4 million shares of common stock while the Series B Warrants are exercisable for 2.6 million shares of common stock. The Series A Warrants and the Series B Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of our business and are subject to the restrictions in our’s new certificate of incorporation that prohibits the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. If, during the six-month period immediately preceding the Series A and Series B Warrants’ termination date, a non-U.S. Citizen is precluded from exercising the warrant because of the foreign ownership limitations, then the holder thereof may exercise and receive, in lieu of shares of common stock, warrants identical in all material respects to the New Creditor Warrants.

•

To assure the continuing ability of certain vessels owned by our subsidiaries to engage in U.S. coastwise trade, the number of shares of our common stock that was otherwise issuable to the allowed General Unsecured Creditors was adjusted to assure that the foreign ownership limitations of the United States Jones Act are not exceeded. The Jones Act requires any corporation that engages in coastwise trade be a U.S. citizen within the meaning of that law, which requires, among other things, that the aggregate ownership of common stock by non-U.S. citizens within the meaning of the Jones Act be not more than 25% of its outstanding common stock. The

Plan required that, at the time we emerged from bankruptcy, not more than 22% of the common stock will be held by non-U.S. citizens. To that end, the Plan provided for the issuance of a combination of common stock of the reorganized company and the New Creditor Warrants to purchase common stock of the reorganized company on a pro rata basis to any non-U.S. citizen among the allowed General Unsecured Creditors whose ownership of common stock, when combined with the shares to be issued to existing Tidewater stockholders that are non-U.S. citizens, would otherwise cause the 22% threshold to be exceeded. The New Creditor Warrants do not grant the holder thereof any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of our business. Generally, the New Creditor Warrants are exercisable immediately at a nominal exercise price, subject to restrictions contained in the Warrant Agreement between us and the warrant agent regarding the New Creditor Warrants designed to assure our continuing eligibility to engage in coastwise trade under the Jones Act that prohibit the exercise of such warrants where such exercise would cause the total number of shares held by non-U.S. citizens to exceed 24%. We have established appropriate measures to assure compliance with these ownership limitations.

•	The undisputed claims of other unsecured creditors such as customers, employees, and vendors, were paid in full in the ordinary course of business.

We and the Sale Leaseback Parties did not reach an agreement with respect to the amount of the Sale Leaseback Claims until late 2017. Pursuant to such settlements, approximately $233.6 million of additional Sale Leaseback Claims were allowed and emergence consideration was paid to the Sale Leaseback Parties as each claim was settled.

(18) FRESH-START ACCOUNTING

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

Enterprise value, which is the basis for deriving Reorganization Value, represents the estimated fair value of an entity’s capital structure, which generally consists of long term debt and shareholders’ equity. The Successor’s enterprise value was $1.050 billion, which is the mid-point of the range included in the disclosure statement of the Plan of $850.0 million to $1.250 billion. This enterprise value was the basis for deriving equity value of $1.055 billion, which is within the range of $743.0 million to $1.143 billion also included in the disclosure statement of the Plan. Fair values are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock subsequent to our emergence from bankruptcy may differ materially from the equity valuation derived for accounting purposes.

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

(5)

Reflects the issuance of the $350.0 million Secured Notes to the General Unsecured Creditors as provided for in the Plan and the reclassification from current to long-term of $5.2 million of Troms Offshore debt (see (3) above).

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

(8)

Represents the issuance of Successor equity. The Successor issued approximately 18.5 million shares of New Common Stock including approximately 17.0 million shares of New Common Stock to General Unsecured Creditors and 1.5 million to holders of Predecessor stock. Approximately 7.7 million New Creditor Warrants were issued upon emergence to the General Unsecured Creditors and approximately 3.9 million New Creditor Warrants were reserved for with respect to the unresolved sale leaseback claims.  Additionally, 2.4 million Series A Warrants and 2.6 million Series B Warrants were issued to the holders of Predecessor stock with exercise prices of $57.06 and $62.28, respectively. Based on a Black-Scholes-Merton valuation and an estimated fair value of the underlying New Common Stock of $25.00 per share, the value of each New Creditor Warrant was estimated at $25.00, the value of each Series A Warrant was estimated at $2.27 and the value of each Series B Warrant was estimated at $1.88.

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

(18)

Reflects a $15.4 million premium recorded in relation to the $350.0 million Secured Notes, an aggregate $5.4 million discount recorded in relation to the modified Troms Offshore borrowings, and the write-off of historical unamortized debt issuance costs related to the Troms Offshore borrowings of $0.9 million.

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

We use “Reorganization items” on our consolidated statements of operations to reflect the revenues, expenses, gains and losses that are the direct result of the reorganization of the business. The following tables summarize the components included in “Reorganization items”:

	Successor	Predecessor
	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands)	December 31, 2017	July 31, 2017
Gain on settlement of liabilities subject to compromise	$—	(767,640)
Fresh start adjustments	—	1,820,018
Debt, sale leaseback and other reorganization items	1,631	316,504
Reorganization-related professional fees	2,668	28,023
Loss on reorganization items	$4,299	1,396,905

(19)	TRANSITION PERIOD DATA

The following table presents certain financial information for the nine-month periods ended December 31, 2017:

	Successor	Predecessor

	Period from	Period from
	August 1, 2017	April 1, 2017
	through	through
(In thousands, except share and per share data)	December 31, 2017	July 31, 2017
Revenues	$178,753	151,369
Operating loss	(23,873)	(244,048)
Loss before income taxes	(36,687)	(1,648,143)
Income tax (benefit) expense	2,039	(1,234)
Net loss attributable to Tidewater Inc.	(39,266)	(1,646,909)
Basic loss per common share	(1.82)	(34.95)
Diluted loss per common share	(1.82)	(34.95)
Weighted average common shares outstanding	21,539,143	47,121,330
Dilutive effect of stock options and restricted stock	—	—
Adjusted average common shares outstanding	21,539,143	47,121,330

(20)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon duplicate office facilities with lease terms expiring between 2023 and 2026 in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland.  Those closures resulted in $7.3 million and $6.8 million, respectively, of lease exit and severance charges in the fourth quarter of 2018 and the year ended December 31, 2019.  These charges are included in general and administrative expense in our consolidated Statement of Operations.

Activity for the lease exit and severance liabilities for the year ended December 31, 2019 were:

	Lease Exit Costs		Severence
	Europe/		Europe/
(In thousands)	Mediterranean	Corporate	Mediterranean	Corporate	Total
Balance at December 31, 2018	$2,005	4,463	—	285	$6,753
Charges (credits)	44	(33)	908	5,903	6,822
Cash payments	(258)	(2,112)	(770)	(6,054)	(9,194)
Balance at December 31, 2019	$1,791	2,318	138	134	$4,381

(21)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods, is as follows:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands except per share data)	2019	2019	2019	2019
Year Ended December 31, 2019
Revenues	$122,149	125,859	119,765	118,776
Asset impairments and other included in operating loss	—	—	(5,224)	(32,549)
Operating (loss)	(9,620)	(4,394)	(22,551)	(50,039)
Net loss attributable to Tidewater Inc.	(21,731)	(15,959)	(44,200)	(59,853)
Basic loss per share attributable to Tidewater Inc.	$(.58)	(.42)	(1.15)	(1.52)
Diluted loss per share attributable to Tidewater Inc.	$(.58)	(.42)	(1.15)	(1.52)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(In thousands except per share data)	2018	2018	2018	2018
Year Ended December 31, 2018
Revenues	$91,493	105,601	99,192	110,234
Impairment of due from affiliate included in operating loss	—	—	—	(20,083)
Asset impairments and other included in operating loss	(6,186)	(1,215)	(16,853)	(36,878)
Operating (loss)	(12,194)	(140)	(25,086)	(70,077)
Net loss attributable to Tidewater Inc.	(39,172)	(10,940)	(30,896)	(90,509)
Basic loss per share attributable to Tidewater Inc.	$(1.67)	(.44)	(1.16)	(2.83)
Diluted loss per share attributable to Tidewater Inc.	$(1.67)	(.44)	(1.16)	(2.83)

	Successor		Predecessor
		Period from	Period from
	Quarter Ended	August 1, 2017	July 1, 2017	Quarter Ended
	December 31,	through	through	June 30,
(In thousands except per share data)	2017	September 30, 2017	July 31, 2017	2017
Nine Month Transition Period Ended December 31, 2017
Revenues	$104,453	74,300	36,263	115,106
Asset impairments and other included in operating loss	(16,777)	—	(21,325)	(163,423)
Operating (loss)	(18,091)	(5,782)	(38,674)	(205,374)
Net loss attributable to Tidewater Inc.	(23,573)	(15,693)	(1,122,475)	(524,434)
Basic loss per share attributable to Tidewater Inc.	$(1.02)	(.81)	(23.82)	(11.13)
Diluted loss per share attributable to Tidewater Inc.	$(1.02)	(.81)	(23.82)	(11.13)

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
Period from April 1, 2017 through July 31, 2017 (Predecessor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$16,165	—	16,165	(A)	—
Period from August 1, 2017 through December 31, 2017 (Successor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$—	1,800	—		1,800
Year Ended December 31, 2018 (Successor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$1,800	900	—		2,700
Year Ended December 31, 2019 (Successor)
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$2,700	—	2,630		70

(A)	Approximately $15.4 million was deducted from the allowance for doubtful accounts in conjunction with the application of fresh-start accounting upon emergence from Chapter 11 bankruptcy.