Form 10-K/A
period 2019-12-31
TIDEWATER INC
filed 2020-04-29
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                  .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. Employer Identification No.)
6002 Rogerdale Road, Suite 600 Houston, Texas	77072
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 470-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $0.001 par value per share	TDW	New York Stock Exchange
Series A Warrants to purchase shares of common stock	TDW.WS.A	New York Stock Exchange
Series B Warrants to purchase shares of common stock	TDW.WS.B	New York Stock Exchange
Warrants to purchase shares of common stock	TDW.WS	NYSE American
Preferred stock purchase rights	N/A	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 20, 2020, 40,282,892 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIDEWATER INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE

On March 2, 2020, Tidewater Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”).  Tidewater is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of such fiscal year.  Therefore, this Form 10-K/A is being filed for the purposes of (1) providing the information required in Part III of Form 10-K, which was previously omitted in reliance on General Instruction G(3) to Form 10-K, (2) updating the information required in Item 1A of Part I of Form 10-K with respect to the additional risks associated with the global outbreak of a novel strain of coronavirus in early 2020 as well as the disruptions in the global energy markets, given that a brief discussion of these recent developments is included in Part III, and (3) providing information regarding our 2020 annual meeting of stockholders in Item 10 of Part III.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a certification by Tidewater’s principal executive and financial officer is filed as an exhibit to this Form 10-K/A under Item 15 of Part IV.  Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K and does not modify or update disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

In this Form 10-K/A, unless the context indicates otherwise, the designations “Tidewater,” the “company,” “we,” “us,” or “our” refer to Tidewater Inc. and its consolidated subsidiaries.

This document includes several website references. The information on these websites is not part of this Form 10-K/A.

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Form 10-K/A, the Original Form 10-K, and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance.  Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, many of which are beyond the control of the Company, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks and uncertainties are discussed in this Form 10-K/A and the Original Form 10-K (including in Item 1A. “Risk Factors”) and include, without limitation: the risks related to fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Form 10-K/A and the Original Form 10-K, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in greater detail elsewhere in this Form 10-K/A and the Original Form 10-K. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Form 10-K/A or the Original Form 10-K, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

PART I

ITEM 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 7 of Part II of the Original 10-K and in Item 1A of Part I of the Original 10-K, except for the addition of the following risk factors.

Risks Related to our Business

The COVID-19 pandemic has adversely affected and may, in the future, have a material negative impact on our operations and business.  In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had taken severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first quarter of 2020.

The spread of COVID-19 to one or more of our locations, including our vessels, could significantly impact our operations.  While we have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19, there is no assurance that those efforts will be fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel works remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue.  We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions may continue or worsen despite our efforts at mitigating them.  To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings, such as those relating to our financial performance and debt obligations.

The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which it impacts our business and operations will depend on the severity, location, and duration of the effects and spread of the pandemic itself, the actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.  As we cannot predict the duration or scope of this pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be both material and long-lasting.

Recent disruptions in the global market for oil and natural gas, which have led to market oversupply and depressed commodity prices, have adversely affected our operations and may, in the future, materially disrupt our operations and adversely impact our business and financial results.  With respect to our particular sector, the COVID-19 pandemic has resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries have struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices.

Combined, these conditions have adversely affected our operations and business during the latter part of the first fiscal quarter of 2020 and we do expect our operations and business in 2020 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Although, as of the date of this filing, oil-producing countries have reached a tentative agreement regarding future output, oil prices will remain depressed as long as the market is oversupplied and demand will remain depressed until global economic conditions improve.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION REGARDING DIRECTORS

Under our current articles and bylaws, our directors serve one-year terms beginning with his or her election or appointment and ending when a successor, if any, is elected or appointed.  We currently have seven directors.

A biography of each of our current directors is set forth below.  Each director biography includes information regarding that person’s service as a director, business experience, other public company directorships held currently or at any time during the last five years, and the director’s business and leadership experience.  The information in each biography is current as of April 20, 2020.

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Randee E. Day, 72

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

2017

Dick Fagerstal, 59

Business and Leadership Experience:  Mr. Fagerstal currently serves as Executive Chairman of the Global Marine Group a subsea cable installation and maintenance business based in Chelmsford, United Kingdom, since February 2020. From 2014 to 2020 Mr. Fagerstal served as Chairman & Chief Executive Officer of Global Marine Holdings LLC which was the prior owner of the same business. He served as an independent director of Frontier Oil Corporation, Manila, Philippines from 2014 to 2017. Mr. Fagerstal previously held the positions of Senior Vice President, Finance & Corporate Development from 2003 to 2014 and Vice President Finance & Treasurer from 1997 to 2003 at SEACOR Holdings Inc. (NYSE: “CKH”). Mr. Fagerstal held the positions of Executive Vice President, Chief Financial Officer and director of Era Group Inc. (NYSE: “ERA”) from 2011 to 2012 and was the Senior Vice President and Chief Financial Officer and director of Chiles Offshore Inc. (AMEX: “COD”) from 1997 to 2002. Prior to that time, he served as a senior banker at DNB ASA in New York from 1986 to 1997.  Prior to his business career, Mr. Fagerstal served as an officer in the Special Air Service unit of the Swedish Special Forces from 1979 to 1983. Mr. Fagerstal received a B.S. in Economics from the University of Gothenburg and an M.B.A. in Finance, as a Fulbright Scholar, from New York University.

Skills and Qualifications: Mr. Fagerstal brings a strong business, finance and accounting background to our board.  Given the nature and scope of our operations, his extensive international business experience and considerable knowledge of the energy and maritime industries contributes to our board’s collective ability to monitor the risks and challenges facing our company.

2017

Name and Age	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Quintin V. Kneen, 54

Business and Leadership Experience:  Mr. Kneen was appointed President, CEO and Director of Tidewater in September 2019. Prior to this, he served as Executive Vice President and Chief Financial Officer at Tidewater since November 2018 following its acquisition of GulfMark where he served as President and Chief Executive Officer since June 2013.  Mr. Kneen joined GulfMark in June 2008 as the Vice President – Finance and was named Senior Vice President – Finance and Administration in December 2008. He was subsequently appointed as the Company’s Executive Vice President and Chief Financial Officer in June 2009 where he worked until his appointment as Chief Executive Officer. In May 2017, GulfMark filed a voluntary petition for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 14, 2017, GulfMark emerged from bankruptcy (the “GulfMark Reorganization”). Before his tenure at GulfMark, Mr. Kneen was Vice President-Finance & Investor Relations for Grant Prideco, Inc., serving in executive finance positions at Grant Prideco since June 2003. Prior to joining Grant Prideco, Mr. Kneen held executive finance positions at Azurix Corp. and was an Audit Manager with the Houston office of Price Waterhouse LLP. He holds an M.B.A. from Rice University and a B.B.A. in Accounting from Texas A&M University, and is a Certified Public Accountant and a Chartered Financial Analyst.

Skills and Qualifications: Mr. Kneen brings to our board significant executive management experience and industry knowledge from his roles as the Chief Executive Officer and Chief Financial Officers of two different public companies in our industry.  As a Certified Public Accountant and Financial Analyst, he has a sophisticated understanding of financial and accounting matters.  In addition, in his position as our President and Chief Executive Officer, Mr. Kneen serves as a valuable liaison between our board and management team.

2018

Louis A. Raspino, 67

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

Larry T. Rigdon, 72 Chairman of the Board

Business and Leadership Experience:  Mr. Rigdon, who was initially appointed to serve as an independent director in connection with our restructuring, served as Tidewater’s interim President and Chief Executive Officer between October 2017 and March 2018. He has over 43 years of experience in the offshore oil and gas industry. Mr. Rigdon worked as a consultant for FTI Consulting from 2015 to 2016 and for Duff and Phelps, LLC from 2010 to 2011. He served as the Chairman and Chief Executive Officer of Rigdon Marine from 2002 to 2008. Previously at Tidewater, Mr. Rigdon served as an Executive Vice President from 2000 to 2002, a Senior Vice President from 1997 to 2000, and a Vice President from 1992 to 1997. Before working at Tidewater, he served as Vice President at Zapata Gulf Marine from 1985 to 1992, and in various capacities, including Vice President of Domestic Divisions from 1983 to 1985, at Gulf Fleet Marine from 1977 to 1985. Mr. Rigdon currently serves as a director of Professional Rental Tools, LLC. He formerly served as a director of Jackson Offshore Holdings, Terresolve Technologies, GulfMark Offshore, and Rigdon Marine.

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

2017

Robert P. Tamburrino, 63

Business and Leadership Experience:  Mr. Tamburrino served as an Operating Partner for affiliates of Q Investments, L.P. from September 2006 through June 2016.  Mr. Tamburrino served as the Chief Restructuring Officer and member of the Office of Chief Executive at Vantage Drilling International from March 2016 to June 2016. He served as the president and manager of Key 3 Casting, LLC from November 2009 through December 2013, following his roles as the Chief Executive Officer, President and Chief Operating Officer of INTERMET Corporation, and Chief Executive Officer and Chairman of the Board of Environmental Systems Products, an auto emissions testing business. He served as the Chief Financial Officer of Milgard Manufacturing, a Masco company from September 2004 through August 2006. He served in the Chief Financial Officer, Treasurer and Vice President, and Chief Operating Officer roles of Old Ladder Co. (DE), Inc. (also known as Werner Holding Co. (DE), Inc.) during December 1998 to April 2002. Prior to joining Werner Holding, he served in financial roles for Usinor subsidiaries from 1991 through 1998 including Chief Financial Officer for the steel service center group of Usinor, Senior Vice President and Chief Financial Officer of Francosteel Corporation, and Executive Vice President and Chief Financial Officer of Edgcomb Metals Company. He held financial and Chief Executive Officer positions with Rome Cable Corp., a manufacturer and distributor of copper electrical wire and cable from 1984 to 1990.  From 1978 to 1984, he was employed by KPMG Peat Marwick and was a certified public accountant. Since 2016, Mr. Tamburrino has served in advisory and consulting roles in the energy sector and served on the boards of directors of SVP Worldwide (also known as Singer Company) and Alloy Die Casting. He currently serves as a director and chair of the finance committee for the board of directors of Bassett Healthcare Network, a non-profit. Mr. Tamburrino also currently serves as a director and chair of the compensation committee for the board of directors of PHI, Inc., a helicopter personnel transport business with medical rescue and oil and gas divisions.  He graduated from Clarkson University, and has a Master of Business Administration from Columbia University.

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

Kenneth Traub, 58

Business and Leadership Experience:  Mr. Traub has served as the Managing Member of the General Partner of Delta Value Group, LLC, an investment firm, since September 2019.  Mr. Traub currently serves on the board of directors of DSP Group, Inc. (NASDAQ-DSPG), a leading supplier of wireless chipset solutions for converged communications, since 2012, and where Mr. Traub has served as Chairman since 2017.  Mr. Traub served as a Managing Partner of Raging Capital Management, LLC, a diversified investment firm, from December 2015 to January 2019. He previously served as President and Chief Executive Officer of Ethos Management, LLC from 2009 through 2015. From 1999 until its acquisition by JDS Uniphase Corp. (“JDSU”) in 2008, Mr. Traub served as President and Chief Executive Officer of American Bank Note Holographics, Inc. (“ABNH”), a leading global supplier of optical security devices for the protection of documents and products against counterfeiting. Following the sale of ABNH, he served as Vice President of JDSU, a global leader in optical technologies and telecommunications. Mr. Traub has previously served on the boards of numerous public companies including (i) MIPS Technologies, Inc., a provider of industry standard processor architectures and cores, from 2011 until the company was sold in 2013; (ii) Xyratex Limited, a leading supplier of data storage technologies, from 2013 until the company was sold in 2014; (iii) Vitesse Semiconductor Corporation, a supplier of integrated circuit solutions for next-generation carrier and enterprise networks, from 2013 until the company was sold in 2015; (iv) Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates, from 2012 to 2016; (v) A. M. Castle & Co., a specialty metals distribution company from 2014 to 2016; (vi) IDW Media Holdings, Inc., a diversified media company, from 2016 to 2018; (vii) as Chairman of MRV Communications, Inc., a supplier of communication networking equipment, from 2011 until the company was sold in 2017; (viii) Intermolecular, Inc., an innovator in materials sciences, from 2016 until the company was sold in 2019; and (ix) Immersion Corporation (NASDAQ: IMMR), a leading provider of haptics technology, from 2018 to 2019. Mr. Traub served as a member of the GulfMark board from November 2017 until consummation of the business combination. Mr. Traub earned a B.A. degree from Emory University and an M.B.A. from Harvard Business School.

Skills and Qualifications: Mr. Traub’s qualifications to serve on our board include his extensive and diverse business management experience and expertise, particularly in challenging turn-around environments.  In addition, he contributes to the board’s effectiveness in strategic, financial, operational and governance matters.

2018

INFORMATION REGARDING EXECUTIVE OFFICERS

Information regarding each of our executive officers (other than Mr. Kneen, who also serves as a director and is included in the section above), including all offices held by the officer as of December 31, 2019, is as follows:

Name	Age	Position
David E. Darling	65

Vice President and Chief Human Resources Officer since March 2018.  Senior Vice President and Chief Human Resources Officer of GulfMark from 2007 to March 2018, including during the GulfMark Reorganization.

Daniel A. Hudson	48

Vice President, General Counsel, and Secretary since October 2019.  Assistant General Counsel from May 2017 to September 2019.  Managing Counsel from May 2015 to May 2017.  Regional Counsel from May 2012 to May 2017.  Staff Attorney from July 2007 to May 2012.

Samuel R. Rubio	60

Vice President, Chief Accounting Officer, and Controller since December 2018.  Prior to the business combination, Senior Vice President – Chief Financial Officer of GulfMark from April 2018 to November 2018.  Senior Vice President – Controller and Chief Accounting Officer of GulfMark from January 2012 to April 2018, including during the GulfMark Reorganization.  Vice President – Controller and Chief Accounting Officer of GulfMark from December 2008 and December 2011.

There are no family relationships between any of the directors or executive officers of the company or any arrangements or understandings between any of the executive officers and any other person pursuant to which any of the executive officers were selected as an officer.  The company’s executive officers are appointed by, and serve at the pleasure of, the board of directors.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the SEC.  To our knowledge, based solely on our review of copies of reports received by us and written representations by certain reporting persons, we believe that during fiscal year 2019, all Section 16(a) filing requirements applicable to our officers, directors, and persons who own more than 10% of our common stock were complied with in a timely manner except for one Form 4 for Mr. Kneen to report shares withheld to cover taxes on April 13, 2019.  Although the initial Form 4 was filed timely, it was amended 11 days later when it was discovered that the number of shares withheld had been underreported by 641 shares.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the 2019 fiscal year, our board held 11 meetings including telephonic meetings.  Each director attended at least 75% of the meetings of the board and of the committees on which he or she served during fiscal 2019.

Executive Sessions.  Our non-management directors meet in regularly-scheduled executive sessions presided over by our chairman.  At the conclusion of each board meeting, the non-management directors have an opportunity to meet in executive session.  The non-management and independent directors may schedule additional executive sessions throughout the year.  During fiscal 2019, the non-management members of our board (all of our directors except the individual then serving as chief executive officer) met six times in executive session.

Committee Structure.  Our board currently has three standing committees: audit, compensation, and nominating and corporate governance.  Actions taken by our committees are reported to the full board.  Each of these three committees is comprised entirely of independent directors and is governed by a written charter that is reviewed annually and approved by the full board.  A copy of each committee charter is available online and may be obtained as described below under “Availability of Corporate Governance Materials.”

The current members of each board committee are identified in the following table, which also indicates the number of meetings each committee held in fiscal 2019:

Board Committee
	Audit	Compensation	Nominating and Corporate Governance
Randee E. Day
Dick Fagerstal	Chair	X	X
Quintin V. Kneen
Louis A. Raspino	X	Chair	X
Larry T. Rigdon
Robert P. Tamburrino
Kenneth H. Traub	X	X	Chair
Number of Committee Meetings in Fiscal 2019	6	6	11

Audit Committee.  Our board’s audit committee is a separately-designated, standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Its current members are listed in the above chart.  The board has determined that all three committee members are financially literate and that each of the three members qualifies as an “audit committee financial expert,” as defined by SEC rules.

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

•	consideration of all substantive elements of our employee compensation package, including identifying, evaluating, and mitigating any risks arising from our compensation policies and practices;

•	ensuring compliance with laws and regulations governing executive compensation;
•	evaluating appropriate compensation levels and designing elements of director compensation; and
•	engaging in such other matters as may from time to time be specifically delegated to the committee by the board of directors.

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

The “Compensation Discussion and Analysis” or “CD&A” section of this Form 10-K/A provides a discussion of the process the committee uses in determining executive compensation.  Included in the subsection entitled “Process of Setting Compensation” is a description of the scope of the compensation committee’s authority, the role played by our Chief Executive Officer in recommending compensation for the other named executives, and the committee’s engagement of compensation consultants.

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

•	our annual and long-term incentive plans have payout caps;
•	our compensation levels and performance criteria are subject to multiple levels of review and approval;
•	we have an executive compensation recovery policy (“clawback”) and stock ownership guidelines for our executives; and
•	our Policy Statement on Insider Trading prohibits hedging and pledging of company securities by all company insiders, including our executives.

Nominating and Corporate Governance Committee.  The key responsibilities of the nominating and corporate governance committee are to:

•	assist our board by identifying individuals qualified to serve as directors of the company and recommending nominees to the board;
•	monitor the composition of our board and its committees;
•	recommend to our board a set of corporate governance guidelines for the company;

•	oversee legal and regulatory compliance
•	oversee our environmental, social, and governance (“ESG”) initiatives; and
•	lead our board in its annual review of the board’s performance.

AVAILABILITY OF CORPORATE GOVERNANCE MATERIALS

Stockholders and other interested parties may access our certificate of incorporation, our bylaws, our Corporate Governance Policy, our Code of Business Conduct and Ethics, and all committee charters under “Corporate Governance” in the “About Tidewater” section of our website at www.tdw.com.  Stockholders may also request printed copies, which will be mailed to stockholders without charge, by writing to the company in care of our Secretary, 6002 Rogerdale Road, Suite 600, Houston, Texas 77072.

2020 ANNUAL MEETING OF STOCKHOLDERS

On April 28, 2020, the Board of Directors (the “Board”) of Tidewater Inc. (the “Company”) determined that the Company’s 2020 annual meeting of stockholders (the “Annual Meeting”) will be held on Tuesday, July 28, 2020. The new deadline for stockholder proposals and director nominations for consideration at the Annual Meeting is the close of business on May 9, 2020.  Stockholders submitting proposals should deliver the proposal in writing, in accordance with the specific procedural requirements set forth in the Company’s bylaws, to the Company’s Secretary at 6002 Rogerdale Road, Suite 600, Houston, Texas 77072, Attention: Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section of our Form 10-K discusses and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to certain executive officers of the company.  We refer to these executives as our “named executives” or “NEOs.”  For fiscal 2019, our named executives were:

NEO	Title
Current Executives
Quintin V. Kneen	President, Chief Executive Officer and Interim Chief Financial Officer
David E. Darling	Vice President and Chief Human Resources Officer
Daniel A. Hudson	Vice President, General Counsel, and Secretary
Samuel R. Rubio	Vice President and Chief Accounting Officer, and Controller
Former Executive
John T. Rynd	Former President and Chief Executive Officer

In this CD&A, we first provide an Executive Summary of our company’s business and performance during the fiscal year and how that performance affected executive compensation decisions and payouts.  We next explain the Compensation Philosophy and Objectives that guide our compensation committee’s executive compensation decisions.  We then describe the committee’s Process of Setting Compensation.  Next, we discuss in detail each of the Compensation Components, including, for each component, a design overview as well as the actual results yielded for each named executive in fiscal 2019.

Executive Summary

Our Business.  Our company operates a diversified fleet of marine service vessels and provides other marine support services to the global offshore energy industry.  With operations in most of the world’s significant offshore crude oil and natural gas exploration and production regions, we have one of the broadest global operating footprints in the offshore energy industry.  We provide services in support of all phases of offshore exploration, field development, and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover, and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.  Our international operations are the primary driver of our revenue and earnings, as a substantial portion of our revenues come from operations outside of the United States territorial waters.  For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Fiscal 2019 Company Performance.  Our company performance highlights in 2019 included the following:

•

Successful Realization of Business Combination Synergies.  Since the completion of our business combination with GulfMark in November 2018, we have high-graded our fleet and achieved material cost savings. In addition, we substantially outperformed our cost reduction targets and have reduced our ongoing general and administrative expense levels to below Tidewater’s standalone levels prior to the business combination.

•

Maintained Sector-Leading Balance Sheet Strength.  We maintained our sector-leading financial profile and low net debt position by carefully managing our balance sheet and being conservative with respect to capital expenditures.  In the fourth quarter of 2019, we completed a bond consent that, among other things, resulted in reducing certain operational restrictions and loosening certain financial covenants.

•

Capital Discipline Focus, including Fleet Rationalization, Continue to Improve Cash Flow from Operations (“CFFO”).  Capital discipline remains a core focus for Tidewater and our ongoing fleet rationalization, working capital management and disciplined approach to capital expenditures all contributed significantly to our ability to generate positive cash flow. We continue to implement a variety of cost-control initiatives, including reductions to vessel operating costs, reductions in worldwide staffing levels, targeted reductions in compensation expense, consolidation of offices globally, changes to our insurance program, improved management of vessel repair and maintenance and other cost control measures. Furthermore, we continued to lead our sector in selling stacked vessels into peripheral markets and recycling yards in 2019 and we intend to continue these initiatives in 2020 and into 2021.

•

We Remain an Industry Leader in Safety Performance.  Importantly, Tidewater’s initiatives to streamline its operating platform did not reduce our high standard of operations, and we maintained our track record as an industry leader in personnel safety, with a Total Recordable Incident Rate (“TRIR”) of 0.13 per 200,000 hours worked in 2019. Our safety performance positively impacted our financial results, contributing to significant reductions in our insurance and loss reserves in 2019. We also believe that our clients value our strong safety record, giving us a competitive advantage that is reflected in higher customer and business retention and our ability to secure new contracts for our vessels.

We ended fiscal year 2019 with negative cash flow from operations (CFFO), and although we continue to work towards our goal of sustainable positive free cash flow (FCF), we do expect our business operations in 2020 to be negatively impacted by the reduction in demand for hydrocarbons resulting from the response to the COVID-19 pandemic. The reduction in demand for hydrocarbons compounded by a global over-supply of oil has resulted in an unprecedented decline in the price of oil, which has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations.

As the full impact of these factors to our operating environment continues to play out our team remains dedicated to monitoring, adapting to and mitigating the effects on our business. Ensuring the health and safety of our employees and maintaining our strong balance sheet and liquidity will remain our key priorities.

Fiscal 2019 Compensation Highlights.  As described in greater detail under “Compensation Components,” the three main components of our executive compensation program are base salary, an annual cash incentive award, and long-term incentive awards.  The table below provides a summary of key actions taken with respect to each of these three components in fiscal 2019:

Pay Component	Results for 2019	Considerations
Base Salary	base salaries were unchanged for 2019, except for two adjustments due to promotions (Mr. Kneen to CEO and Mr. Hudson to General Counsel)	For each officer who received a base salary increase upon promotion in 2019, his ending base salary remained significantly lower than that of his predecessor.
Short-Term Incentive (“STI”) Program	no payouts were awarded under the 2019 STI program

Under our 2019 STI program, the committee set targets on five different metrics – four company financial/ operational metrics, including safety plus individual performance goals for each officer.

However, given that our cash flow from operations (CFFO) was negative for the year, the committee exercised its discretion to not make any payouts for 2019 performance under the plan.

Long-Term Incentive (“LTI”) Award

For the first year since our restructuring, we implemented an annual LTI program during 2019.

➢   the 2019 LTI award to the CEO was structured as 60% performance-based and 40% time-based

➢   the 2019 LTI award to each other individual then serving as an officer was structured as 50% performance-based and 50% time-based

Although Mr. Rynd, who was CEO at the time of grant, received a 2019 LTI grant, the entirety of this award was forfeited upon his September 3, 2019 retirement.

Mr. Hudson’s award was issued entirely as time-based RSUs, as he was not an officer at the time of grant.

We did have a CEO succession during 2019, as Mr. Kneen was appointed to replace Mr. Rynd.  As a result, Mr. Rynd received certain compensation and benefits to which he was entitled under to the terms of his employment agreement, as discussed in greater detail under “Compensation Components – Employment Agreements.”

As our industry enters a downturn, the committee is committed to ensuring that we have an appropriate program in place to retain, motivate, and incentivize our leadership team to guide us through the cycle.

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

•	attract, motivate, develop, and retain the executive talent that we require to compete and manage our business effectively;
•	manage fixed costs by combining a more conservative approach to base salaries with more emphasis on performance-dependent and at-risk annual and long-term incentives;

•	maintain individual levels of compensation that are appropriate relative to the compensation of other executives at the company, at our peer companies, and across our industry generally; and
•	align the interests of executives and stockholders by delivering a significant portion of target compensation in equity or equity-based vehicles.

Since our compensation programs are designed to reward achievement of corporate objectives, we change our programs from time to time as our objectives change.  The specific principles followed and decisions made in establishing the compensation of our named executives for fiscal 2019 are discussed in more detail below.

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

•

No Single-Trigger Change of Control Benefits.  We do not currently have any arrangements with our named executives that provide for single-trigger change of control benefits.  We believe that our executive change of control agreements provide protections to our executives that align with current market practice (including modest severance multiples such as 2x for our CEO and 1x for our other named executives, caps on certain benefits, and a “best-net” provision in the event the total payments to the executive trigger an excise tax).

•	Limited Executive Perquisites. We offer our executives very few perquisites that are not generally available to all employees – reimbursement of certain club memberships and paid parking.
•	No Income or Excise Tax Gross-Ups. We do not have any contractual arrangements that would require us to pay tax gross-ups to any of our executives.
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

•

No Named Executives Participate in our Now-Frozen SERP.  Although we have a Supplemental Executive Retirement Plan (the “SERP”), it has been closed to new participants since 2010 and frozen since 2018.  None of our named executives is a participant in the SERP.

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

Process of Setting Compensation

Our board of directors has delegated to the committee the primary responsibility for overseeing our executive compensation program.  The committee annually reviews and sets the compensation for our executive officers, subject to approval by the full board (excluding the CEO) of all compensation matters regarding our executives and other key management employees, beginning in March 2020.  For more information about the committee’s responsibilities, see “Composition and Role of Board Committees – Compensation Committee.”

Role of the Chief Executive Officer.  Our CEO makes recommendations to the committee with respect to salary, short-term incentive (bonus), and long-term incentive awards for all executive officers other than himself.  He develops those recommendations based on competitive market information generated by the committee’s compensation consultant, the company’s compensation strategy, his assessment of individual performance, and the experience level of the particular executive.  After discussing those recommendations with the CEO, its consultant, and amongst themselves, the committee makes the final decisions on executive compensation, subject to approval by the full board (excluding the CEO) beginning in March 2020.

Evaluating the Chief Executive Officer’s Compensation.  At the beginning of each fiscal year, the CEO presents the committee with a proposed list of objectives against which to measure his performance during that year.  The committee reviews these objectives with the CEO and then meets in executive session to further review, revise, and approve a final list of performance objectives for the CEO for the year.  In evaluating the CEO’s compensation, the committee reviews the competitive market information provided by its compensation consultant and bases its decisions regarding his compensation on our overall compensation strategy, the CEO’s self-assessment, and the committee’s independent assessment of his performance, using the objectives that the committee established at the beginning of the year as one point of analysis.  Beginning in March 2020, the committee’s determinations are then subject to approval by the full board (excluding the CEO).  These deliberations are done in executive session so that the CEO is not present when the committee and board make determinations regarding his compensation.

Role of Compensation Consultant.  Our committee has sole authority over the selection, use, compensation and retention of any compensation consultant engaged to assist the committee in discharging its responsibilities.  During 2019, Meridian Compensation Partners, LLC (Meridian) served as the committee’s primary consultant.  The committee’s primary consultant also surveys director compensation upon the request of the committee.  Meridian has provided no other services to, nor has any other relationship with, our company.  As required by SEC rules, the committee has assessed Meridian’s independence with respect to all six independence factors and concluded that Meridian’s work has not raised any conflicts of interest.

The consultant provides the committee with an analysis of competitive compensation market data for the committee to review and consider as part of its annual compensation determination process.  This analysis is based on proxy-disclosed compensation information for our defined peer group of companies, which, for 2019, consists of 16 similarly-sized energy service industry companies, as discussed in greater detail below.

Peer Group.  In consultation with the consultant, the committee reviews and approves our peer group annually, paying particular attention to mergers, acquisitions, and bankruptcies, each of which may make a peer company more or less aligned to our business.  In making its determinations regarding fiscal 2019 compensation, the committee reviewed detailed performance and compensation data on the companies in our peer group.

In November 2018, the committee approved certain changes to our peer group based on recommendations from Meridian.  Specifically, a total of five companies were removed from the peer group, including GulfMark Offshore, Inc., which we acquired during that same month.  With respect to the other four companies, two companies (Kirby Corporation and Superior Energy Services, Inc.) were removed as their revenues at the time were significantly higher than our own (over 5x in the case of Kirby and over 4x in the case of Superior) while the other two (Archrock, Inc. and Precision Drilling Corporation) were removed due to their operational focus.  To ensure our peer group remained sufficiently robust, the committee approved the addition of three new peer companies – ERA Group, Inc., Gulf Island Fabrication, Inc., and SEACOR Holdings, Inc.  – whose revenues and market capitalization were in greater alignment with our company at that point in time.

Following these adjustments, our peer group consisted of the following 16 companies (new companies are indicated by an asterisk):

Bristow Group Inc.	Newpark Resources, Inc.
Diamond Offshore Drilling, Inc.	Noble Corporation plc
Dril-Quip Inc.	Oceaneering International Inc.
*ERA Group, Inc.	Oil States International Inc.
Frank’s International N.V.	PHI, Inc.
*Gulf Island Fabrication, Inc.	Rowan Companies plc
Helix Energy Solutions Group, Inc.	*SEACOR Holdings Inc.
Hornbeck Offshore Services, Inc.	SEACOR Marine Holdings, Inc.

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

At our 2019 annual meeting, our stockholders approved our executive compensation, with more than 82% of voting shares cast in favor of the say-on-pay resolution at that meeting.  The result of the most recent say-on-pay vote is an important point of reference for the committee as it makes executive compensation decisions for a given year.  In addition, we regularly engage with stockholders and welcome their feedback on our pay programs throughout the year.

Compensation Components

As noted previously, the three core components of our executive compensation program are base salary, a short-term cash incentive, and long-term incentive awards.  This section discusses each of these compensation elements and arrangements as well as the change of control protections, retirement benefits, and limited perquisites provided to our named executives during fiscal 2019.

Base Salary.  In prior years, the committee’s practice has been to review and determine salary levels for named executives prior to the beginning of each fiscal year.  Our base salary determinations are based on a variety of factors, including individual performance, market salary levels, our company’s overall financial condition, and industry conditions.

The base salaries of our named executives did not change during 2019 except for two promotion-based increases (Messrs. Kneen and Hudson).  Specifically, Mr. Kneen, who had been serving as Executive Vice President and CFO, was promoted to President and CEO upon Mr. Rynd’s retirement on September 3, 2019.  Contemporaneous with his promotion, Mr. Kneen’s base salary was increased $350,000 to $500,000 to reflect his new position.  Similarly, Mr. Hudson, who had been serving as Assistant General Counsel, was promoted to Vice President and General Counsel effective October 1, 2019.  We increased Mr. Hudson’s base salary from $184,000 to $230,000, a salary in line with other Vice Presidents of the company.  Following these increases, at the end of 2019, each earned a base salary of approximately $100,000 less than the salary of his predecessor.

Short-Term Cash Incentive Compensation.  Our short-term or annual cash incentive (“STI”) program is one key component of our executive compensation program.

General Structure of the Program.  Our typical practice is to pay short-term cash incentives to our named executives for the purpose of rewarding both company and individual performance during a given year.  In recent years, the company’s STI program for executive officers has included the following performance metrics, among others:

•	cash flow from operations (“CFFO”), defined as net cash provided by operating activities as reported in our consolidated statements of cash flows;
•	a safety performance component, which depends upon our achievement of a pre-established goal for the period, such as lost-time accidents or our TRIR results; and
•	a discretionary component, based on the committee’s subjective assessment of the individual executive’s performance during the period.

CFFO is one of our most important shorter-term company strategic objectives.  We believe that CFFO is a core measure of the company’s performance and our focus on CFFO is intended, among other things, to incentivize management to focus on key cash flow initiatives, including timely collection of accounts receivable balances.  CFFO is also important for long-term stockholder value creation in that it keeps management focused on the ability to fund growth through operations in an effort to manage debt levels.

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

2019 STI Program Design.  In March 2019, the committee approved the fiscal 2019 STI program and designated each of the named executives as a participant.

Unlike the 2018 plan, our 2019 plan did not use CFFO as an explicit plan funding mechanism but rather allocated the target award among five separate metrics, with the company’s actual CFFO for the year acting as an overall funding consideration.  The five individual metrics, intended to be weighted and evaluated separately, were a general and administrative expense (G&A) target (25% of the overall target award), a dry dock target (25% of the overall target award), a vessel operating margin (VOM) target (20% of the overall target award); a safety performance target (10% of the overall target award); and individual performance goals (20% of the overall target award).

For the first three metrics (G&A, dry dock, and VOM), payout could range between 0-150% of the individual component’s target award, depending on performance.  Payout on the safety portion could range from 0-100% of the target safety component while payout on the individual performance component could range from 0-125%.  Assuming maximum performance on all metrics, the overall maximum a participant could earn under the fiscal 2019 STI program would be 140% of his target award.

The following chart shows the target award for each participating named executive, expressed as a percentage of his base salary, as well as the dollar amount of the target award he was eligible to receive under the STI program for fiscal 2019:

Named Executive	Base Salary(1) ($)	Target Award as % of Salary(2) (%)	Target Award ($)
Quintin V. Kneen	399,375	96.6%	385,917
David E. Darling	230,000	70.0%	161,000
Daniel A. Hudson	197,417	40.1%	79,219
Samuel R. Rubio	230,000	70.0%	161,000
John T. Rynd(3)	400,000	100.0%	400,000

(1)	Represents the amount of base salary actually paid to each named executive for service during 2019.

(2)

The target award opportunity for each of Messrs. Kneen and Hudson was increased due to his promotions (from 95% to 100% for Mr. Kneen and from 30% to 70% for Mr. Hudson); thus, the target percentage included above for each is a blended rate based on the number of days each percentage opportunity was in effect.

(3)	Mr. Rynd retired effective September 3, 2019 but was eligible to receive a pro rata STI payout for the portion of the year in which he was employed.

Calculation of 2019 STI Program Metrics.  The table below summarizes performance standards and actual achievement for the year. Except for safety performance, participants can earn between 0% and 150% of target for each measure in the plan. Performance at or below threshold results in a 0% payout while maximum performance or above results in a payout at 150% of target opportunity. Actual payout is calculated using straight line interpolation between threshold and target and between target and maximum. Safety performance opportunity (10% of total) represents the maximum opportunity, with the potential for negative adjustment based upon the number of lost time incidents (LTAs) during the year.

As shown, actual performance under the plan would have resulted in a payout at 76% of target, which would have yielded an aggregate plan payout to all participants of nearly $3 million. However, as noted above and below, the committee, exercising its discretion under the terms of the plan, decided not to pay out any bonuses under the plan given our CFFO results for the year, regardless of our performance on any of the stated metrics.

Performance Metric	Performance Standards			Actual Performance	Percent of Target Earned	Times Weight	Equals Weighted Payout
	Threshold	Target	Maximum
G&A Run Rate (a)	$100 MM	$88 MM	$78 MM	$81 MM	135%	30%	40.5%
Dry Dock (b)	$65 MM	$60 MM	$50 MM	> $65 MM	0%	30%	0.0%
VOM (c)	$140MM	$160 MM	$185 MM	$154.5 MM	86%	30%	25.8%
Safety (d)	--	--	0 LTAs	2 LTAs	80%	10%	8.0%
Adjustment for Subjective Criteria							1.7%
Calculated Percent of Target Earned							76.0%
Approved Percent of Target Earned							0.0%

(a)

G&A run rate. Annualized G&A expense calculated by multiplying the fourth quarter’s G&A (excluding certain board-sanctioned, non-recurring charges) by four.  At a G&A run rate of $78.0 million or less, a maximum 150% of target could be earned.  We calculated our G&A run rate by multiplying our fourth quarter 2019 adjusted G&A of $20.3 million ($22.4 million as reported in our financials, net of $2.1 million in restructuring costs) by four.

(b)

Dry Dock.  The objective was to complete 65 dry docks at a target cost of $60.0 million, adjusted for any board-sanctioned changes due to discretionary reactivations, changes, or deletions to the dry dock schedule.

(c)

VOM.  Vessel operating margin, defined as vessel revenue less vessel operating expenses, excluding any board-sanctioned, one-time costs associated with our 2018 merger with GulfMark.  We calculated VOM by subtracting our vessel operating expense as reported for 2019 of $332.0 million from vessel revenue as reported in our 2019 income statement of $486.5 million.

(d)

Safety.  For each participant, the portion of his target award (10%) allocated to safety represents the maximum the participant could earn, with downward adjustments made if more than one lost time accident (LTA) has occurred.

Determination of No Payout based on CFFO Results for 2019.  As noted previously, although the committee did not set specific CFFO targets for the 2019 STI plan, the company’s actual CFFO for fiscal 2019 was an overarching consideration in determining whether to make any payouts under the program.  As reported in our consolidated statements of cash flows, our CFFO for 2019 was $(31.4) million.  Based on this result, the committee decided that it would not pay out any bonuses under the 2019 STI program, regardless of actual performance on any of the specific performance metrics.

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

Prior to the 2017 restructuring, our committee would typically make annual LTI grants to our named executives in the form of equity or equity-based awards, generally using a multiple of each executive’s base salary to determine the overall grant size.  Immediately after the restructuring, certain legacy executive officers received sizeable emergence grants in the form of time-based RSUs, which obviated the need to implement an annual LTI program.

However, given recent senior leadership changes and to address potential retention and motivation concerns, in early 2019, we began the process of determining how best to implement an annual LTI program going forward.  To that end, with the guidance of our compensation consultant, the committee approved certain LTI grants to each of our named executives in April 2019, with a mix of time- and performance-based RSUs granted at the following target values based on the employee’s position:

Position	Total LTI Target Grant Value	% Time-Based	% Performance- Based	Named Executive Grantees
CEO	$2,750,000	60%	40%	Mr. Rynd
CFO	$1,000,000	50%	50%	Mr. Kneen
Other Officers	$164,000	50%	50%	Messrs. Darling and Rubio
Other Key Employees	$130,000	100%	--	Mr. Hudson

As noted in the chart above, at the time that these grants were made, Mr. Rynd was serving as our CEO, Mr. Kneen was serving as our CFO, and Mr. Hudson, who had not yet been appointed as an officer of the company, received a time-based RSU grant as a key employee.

For each named executive, the time-based portion of his grant vests in three equal installments on the first three anniversaries of the date of grant, contingent upon his continued employment on the vesting date (except in the case of death or termination due to disability).

For those named executives who received performance-based RSUs, vesting of those RSUs is contingent upon the company’s achievement of two separate performance metrics, each measured over the three-year period from January 1, 2019 through December 31, 2021.  For one tranche of the performance-based RSUs (50% of the total performance-based RSUs), vesting will depend upon our total stockholder return (TSR) as measured against that of our peer group for the three-year period.  For the other tranche (the remaining 50%), vesting will depend upon the simple average of our return on invested capital (SAROIC) for each year in the three-year period as measured against certain predetermined targets.  The number of performance-based RSUs granted in each tranche represents the target award; however, payout may range between 0%-200% of target depending on the company’s actual performance.  Payout will be prorated for results that fall between two performance levels.  Any shares earned under these performance-based RSUs will be issued to the named executive on April 15, 2022.

For the TSR performance-based RSUs, any payout will be determined as follows:

Performance Level	Tidewater’s Percentile Rank	Share Payout as a % of TSR RSU Award
Maximum	≥ 80th percentile	200%
Target	50th percentile	100%
Threshold	35th percentile	50%
Below Threshold	< 35th percentile	0%

The peer group for the TSR performance-based RSUs consists of 15 of our 16 peer companies – all but PHI, Inc., which had been delisted shortly before the committee approved these 2019 LTI grants.  Regardless of our relative TSR rank, if our TSR for the three-year performance period is negative, the maximum possible payout is capped at 100% on this tranche of performance-based RSUs.

For the SAROIC performance-based RSUs, any payout will be determined as follows:

Performance Level	SAROIC	Share Payout as a % of ROIC RSU Award
Maximum	≥ 10.0%	200%
Target	6.0%	100%
Threshold	4.0%	50%
Below Threshold	< 4.0%	0%

For each of the three years in the performance period, we calculate return on invested capital (ROIC) by dividing our adjusted net earnings by our average invested capital for the same period, and then calculate the simple average of the three one-year ROIC figures.  Adjusted net earnings is defined as pre-tax operating income, plus depreciation and amortization, less cash paid for dry-docking expenses, net of any non-cash items (such as stock compensation expense) and plus taxes included in operating expense.  Our average invested capital is the average of the twelve monthly ending book values of our active vessel fleet during the year.

As noted previously, upon his September 3, 2019 retirement, Mr. Rynd’s entire 2019 LTI grant was forfeited.

Retirement Benefits.  Our named executives participate in employee benefit plans generally available to all employees, including a qualified defined contribution retirement plan (the 401(k) Savings Plan).  We have a broad-based legacy Pension Plan, which has been frozen and closed to new participants for nearly a decade.  Mr. Darling is the only named executive who participates in our Pension Plan.  Since his participation is based on his prior employment with us (from 1983 to 1996), he is currently in payout status and receives a modest annual benefit ($2,227).  Mr. Darling will not accrue any additional benefits under the Pension Plan for his current service (he rejoined us in March 2018).  Since January 1, 2011, when the Pension Plan was frozen, all qualified retirement benefits have been provided through our 401(k) Savings Plan.

In addition to these broad-based programs, we provide our executives with a non-qualified deferred compensation plan, the Supplemental Savings Plan (the “SSP”), which acts as a supplement to our 401(k) Savings Plan.  The SSP is designed to provide retirement benefits to our officers that they are precluded from receiving under the underlying qualified plans due to the compensation and benefit limits in the Internal Revenue Code.  None of our named executives have elected to participate in the SSP.

We also sponsor a Supplement Executive Retirement Plan (the “SERP”), which has been closed to new participants since 2010 and frozen from additional accruals since 2018.  None of our named executives participates in the SERP.

Change of Control Agreements.  We have entered into change of control agreements with certain officers, including each of our named executives.  We continue to offer our executives change of control benefits for several reasons.  We believe that offering these protections to our executives and other key personnel is an important part of good corporate governance, as they alleviate individual concerns about the possible involuntary loss of employment and ensure that the interests of our named executives will be materially consistent with the interests of our stockholders when considering corporate transactions.  In addition, we believe that these change of control protections preserve morale and productivity and encourage retention in the face of the potential disruptive impact of an actual or potential change of control of our company.

Each of our change of control agreements has an initial term of one year (ending on December 31) but is subject to one-year “evergreen” renewal periods unless the company provides written notice to the officer by June 30 of a given year that it does not wish to extend the agreement past its then-current term.

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

Other Benefits and Perquisites.  We also provide certain limited perquisites to our named executives.  For 2019, these perquisites consisted primarily of club dues for one country club membership for each named executive.  We do not provide tax gross-ups on any perquisites.

Employment Agreements.

Mr. Kneen. We are party to an employment agreement with Mr. Kneen, which was initially assumed in the business combination with GulfMark and was amended upon his promotion to President and CEO in September 2019.  Mr. Kneen continues to serve as our Chief Financial Officer on an interim basis until a longer-term successor is appointed to that role.  Under his employment agreement, which is in effect through December 28, 2021, Mr. Kneen is entitled to receive an annual base salary of no less than $500,000, to participate in our STI program with an annual target opportunity of 100% of base salary, and is eligible to participate in any LTI program for executive officers.

To induce Mr. Kneen to join us as our CFO following the GulfMark business combination, the committee awarded him an initial LTI grant of time-based RSUs with a grant date value of $1,050,000, which will vest in equal installments over the first three anniversaries of the date of grant.  The value of this initial LTI grant was based on the severance for which Mr. Kneen would have been eligible had he not accepted our offer of continued employment.  In addition, Mr. Kneen’s legacy GulfMark RSUs, which were assumed and converted by us in the business combination (his “converted RSUs”) remained outstanding subject to their original vesting schedule (with the last such tranche vesting on April 13, 2021).

In the event of Mr. Kneen’s death or termination due to disability during the term of the agreement, Mr. Kneen would be entitled to receive a pro-rata STI award for the year of termination based on actual performance and the vesting of any unvested portion of his initial LTI grant and his converted RSUs would accelerate.  In addition, if Mr. Kneen’s employment is terminated by the company without “cause” or if he terminates his employment with “good reason” during the term of his employment agreement then, subject to his execution and non-revocation of a general release of claims against the company, Mr. Kneen will be entitled to receive certain payments and benefits.  Specifically, in such event, Mr. Kneen would be entitled to receive a lump sum cash severance equal to 24 months’ of then-current base salary, a lump sum cash payment equal to the total premiums that Mr. Kneen would have been required to pay for 12 months’ of continuation coverage under the Company’s health plans, and would remain eligible to receive a pro rata bonus under the STI program for the year of termination based on actual performance.  In addition, any unvested portion of his initial LTI grant and his converted RSUs would automatically vest in full.

Mr. Kneen’s employment agreement contains certain restrictive covenants that apply during and after his employment, including an agreement to not disclose confidential information and, for a one-year period following his termination of employment for any reason, non-competition and non-solicitation agreements.  As noted above, in addition to his employment agreement, Mr. Kneen is party to a change of control agreement with us.  If a “change of control” (as defined in the change of control agreement) occurs, then the change of control agreement will govern the terms of Mr. Kneen’s employment and his employment agreement will be of no further force and effect.

Mr. Rubio.  Mr. Rubio also joined us following our business combination with GulfMark and we are party to an employment agreement with him that was assumed in that business combination and was amended and restated to reflect his employment with us.  Under this agreement, which is in effect through December 28, 2021, Mr. Rubio is entitled to receive an annual base salary of no less than $230,000 and to participate in our STI program with an annual target opportunity of 70% of base salary.  Mr. Rubio received two initial LTI grants, the first consisting of 10,000 of time-based RSUs (the “First Rubio Grant”) and the second with a grant date target value of $360,950 (the “Second Rubio Grant” and, together with the First Rubio Grant, the “Rubio Grants”), each of which will vest in three equal installments on December 28 of 2019, 2020, and 2021.  In the event of Mr. Rubio’s death or termination due to disability during the term of his employment agreement, any unvested portion of the Rubio Grants will automatically vest in full.  If, during the term of the employment agreement, we terminate Mr. Rubio’s employment without “cause” or if he terminates his employment with “good reason” (each as defined in the agreement), then, subject to his execution and non-revocation of a general release of claims against the company, any unvested portion of the Second Rubio Grant will automatically vest in full.  Mr. Rubio’s agreement contains certain restrictive covenants that apply during and after his employment, including an agreement to not disclose confidential information and, for a one-year period following his termination of employment for any reason, non-competition and non-solicitation agreements.  As noted above, in addition to his employment agreement, Mr. Rubio is party to a change of control agreement with us.  If a “change of control” (as defined in the change of control agreement) occurs, then the change of control agreement will govern the terms of Mr. Rubio’s employment and his employment agreement will be of no further force and effect.

Mr. Rynd’s Retirement.  As noted previously, Mr. Rynd served as our President, Chief Executive Officer, and a director until his retirement on September 3, 2019.  We were party to an employment agreement with Mr. Rynd as well as a side letter that established his initial base salary.  In connection with his termination, the committee determined that Mr. Rynd was entitled to those benefits specified in his agreement that would be due him upon a termination by the company without cause.  Specifically, under his agreement, Mr. Rynd was entitled to one year of his then-current base salary and a target bonus for the year of termination, which would be paid to him in equal installments over a twelve-month period after the date of termination.  In addition, Mr. Rynd was eligible to receive a pro-rata STI award for the year of termination based on actual performance and the vesting of his initial LTI grant accelerated, with performance deemed to have been achieved at target performance levels for the performance-based portion. As described in greater detail in the section entitled “Short-Term Incentive Compensation,” the committee determined that no bonuses were earned by any of our named executives (including Mr. Rynd) for 2019 performance given our negative CFFO results for the year.  In addition, his entire 2019 LTI grant was forfeited upon his retirement.  The agreement with Mr. Rynd contains certain restrictive covenants that continue to apply to him after his employment, including an agreement to not disclose confidential information and, for a two-year period following his termination of employment, non-competition and non-solicitation agreements.

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

If an officer’s ownership requirement increases because of a change in title or if a new officer is added, a five-year period to achieve the incremental requirement begins in January following the year of the title change or addition as an officer.  For our executives, the guidelines specify that time-based equity awards count as shares of company stock but performance-based awards do not.  Each of our executives, like the members of our board, has until the fifth anniversary of his or her appointment to come into compliance with these guidelines.

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

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. Raspino, Fagerstal, and Traub and during 2019, each of Messrs. Bates, Carr, Newman also served on our compensation committee.  None of these individuals has been an officer or employee of our company or any of our subsidiaries.  No executive officer of our company served in the last fiscal year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of our board or on our compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.  Based upon this review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Louis A. Raspino, Chairman

Dick Fagerstal

Kenneth H. Traub

FISCAL 2019 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to each of our named executives in all capacities in which they served for each of fiscal 2019 and fiscal 2018.  None of our named executives served as executive officers for the company during the prior reporting periods (the nine-month transition period from April 1, 2017 to December 31, 2017 and the prior fiscal year (2017)).

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards(1)($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compen- sation (4) ($)	Total ($)
Current Executives
Quintin V. Kneen(5) President, Chief Executive Officer, and Interim Chief Financial Officer	2019	399,375	1,000,017	--	--	18,512	1,417,904
	2018	62,521	1,060,005	--	--	--	1,122,526
David E. Darling(6) Vice President and Chief Human Resources Officer	2019	230,000	164,004	--	3,253	975	398,232
Daniel A. Hudson(6) Vice President, General Counsel, and Secretary	2019	197,417	130,022	--	--	975	328,414
Samuel R. Rubio(6) Vice President, Chief Accounting Officer, and Controller	2019	230,000	164,004	--	--	975	394,979
Former Executive
John T. Rynd(7) Former President and Chief Executive Officer	2019	400,000	2,750,003	--	--	1,207,685	4,357,688
	2018	498,082	2,750,041	473,178	--	6,723	3,728,024

(1)

For 2019, this figure represents the grant date value of RSU grants made to our named executives.  As disclosed in footnote 7, the entire 2019 RSU grant to Mr. Rynd was forfeited upon his retirement date (September 3, 2019).  For more information regarding the equity awards granted during fiscal 2019, please see the next table (“Fiscal 2019 Grants of Plan-Based Awards”).  We value both time-based and performance-based RSUs based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 at the closing sale price per share of our common stock on the date of grant.  Assuming maximum performance, the grant date value of the 2019 stock awards for those named executives who received performance-based RSUs would be as follows:  Mr. Kneen, $1,500,013; each of Messrs. Darling and Rubio $246,005; and Mr. Rynd, $4,400,004.  For information regarding the assumptions made by us in valuing our RSU awards, please see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)	No bonuses were earned under our 2019 STI program. For more information on this program, see “Short-term Incentive Compensation.”
(3)

Reflects the change from the prior fiscal year in the actuarial present value of the accumulated benefit under our Pension Plan, which has been closed to new participants since 2010.  Mr. Darling is the only named executive who is a participant in the Pension Plan and, as discussed in greater detail under “Fiscal 2019 Pension Benefits,” his participation is based on his prior service with Tidewater from 1983 to 1996.  He is currently in payout status and receives payments in the form of a 50% joint and contingent annuity (approximately $2,227 per year).  He will not accrue any additional benefits for his current service.

(4)	The following chart provides a breakdown of the amounts included in each named executive’s “All Other Compensation” column for fiscal 2019:

Name	Termination Payments(7) ($)	Perquisites ($)	Total, All Other Compensation ($)
Current Executives
Mr. Kneen	--	18,512	18,512
Mr. Darling	--	975	975
Mr. Hudson	--	975	975
Mr. Rubio	--	975	975
Former Executive
Mr. Rynd	1,200,000	7,685	1,207,685

The fiscal 2019 “Perquisites” figures reported above include the following: the cost of company-paid parking (for each of Messrs. Kneen, Darling, Hudson, and Rubio, $974; for Mr. Rynd, $731), and certain club memberships (for Mr. Kneen, $17,537; for Mr. Rynd, $6,953).  We do not reimburse any executive for tax liability incurred in connection with any perquisite.

(5)

Mr. Kneen, who previously served as our Executive Vice President and Chief Financial Officer, was appointed President, Chief Executive Officer, and a Director effective September 3, 2019.  He continues to serve as our Chief Financial Officer on an interim basis until the appointment of a longer-term successor to that role.

(6)	Each of Messrs. Darling, Hudson, and Rubio was designated as an executive officer of the company in the fall of 2019 following the restructuring of our senior management team.
(7)

Mr. Rynd served as our President, Chief Executive Officer, and a director until he retired on September 3, 2019.  The board determined that, under the terms of his employment agreement, Mr. Rynd was entitled to receive the benefits due him upon an involuntary termination by the company without cause.  Therefore, Mr. Rynd received a cash severance equal to one year’s base salary plus target bonus, contingent upon his compliance with certain post-employment restrictive covenants, and full acceleration of his initial equity award (with performance deemed at target for the performance-based portion of that award).  However, his 2019 long-term incentive award, the value of which is reported in the “Stock Awards” column for 2019, was forfeited effective as of his retirement date.

FISCAL 2019 GRANTS OF PLAN-BASED AWARDS

The following table presents additional information regarding all equity and non-equity incentive plan awards granted to our named executives during the fiscal year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
Name and Type of Grant	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Current Executives
Quintin V. Kneen
Annual Cash Incentive(1)	--	115,775	385,917	540,283
TB RSU Grant(2)	4/15/19				--	--	--	20,409	500,021
PB RSU Grant (TSR)(3)	4/15/19				5,102	10,204	20,408	--	249,998
PB RSU Grant (ROIC)(3)	4/15/19				5,102	10,204	20,408	--	249,998
David E. Darling
Annual Cash Incentive(1)	--	48,300	161,000	225,400
TB RSU Grant(2)	4/15/19				--	--	--	3,347	82,002
PB RSU Grant (TSR)(3)	4/15/19				837	1,674	3,348	--	41,001
PB RSU Grant (ROIC)(3)	4/15/19				837	1,673	3,346	--	41,001
Daniel A. Hudson
Annual Cash Incentive(1)	--	23,739	79,129	110,781
TB RSU Grant(2)	4/15/19				--	--	--	5,307	130,022
Samuel R. Rubio
Annual Cash Incentive(1)	--	48,300	161,000	225,400
TB RSU Grant(2)	4/15/19				--	--	--	3,347	82,002
PB RSU Grant (TSR)(3)	4/15/19				837	1,674	3,348	--	41,001
PB RSU Grant (ROIC)(3)	4/15/19				837	1,673	3,346	--	41,001
Former Executive
John T. Rynd(4)
Annual Cash Incentive(1)	--	120,000	400,000	560,000
TB RSU Grant(2)	4/15/19				--	--	--	44,898	1,100,001
PB RSU Grant (TSR)(3)	4/15/19				16,837	33,674	67,348	--	825,001
PB RSU Grant (ROIC)(3)	4/15/19				16,837	33,673	67,346	--	825,001

(1)

Each of our named executives was eligible to receive an annual cash incentive under our short-term incentive program based the achievement of certain company and individual performance goals during fiscal 2019 (the 2019 STI program).  The target awards for Messrs. Kneen and Hudson, each of whom had his target opportunity increased during the year, are prorated based on the number of days in the year each percentage opportunity was in effect. The target award for Mr. Rynd is prorated based on the number of days in the fiscal year in which he was employed by the company.  The threshold award value represents the amount that could be earned for performance at threshold on three of the five metrics (G&A, dry dock, and vessel operating margin) that provided the opportunity for a payout at threshold.  The maximum award that could be earned by each participating named executive was 140% of his target award, assuming maximum performance on each of the five criteria.  However, as indicated in the 2019 “Non-Equity Compensation” column of the Summary Compensation Table, no payouts were ultimately earned under the 2019 STI program, given the fact that our cash flow from operations was negative for the year.  For more information regarding our 2019 STI program, please see the section entitled, “Short-term Incentive Compensation.”

(2)	Represents a grant of time-based restricted stock units that vest one-third per year on April 15 of 2020, 2021, and 2022, subject to the executive’s continued employment through such date.
(3)

Represents a grant of performance-based restricted stock units payable in shares of common stock at the end of a three-year performance period based on the company’s achievement of two separate performance metrics.  Vesting of one-half depends on the company’s TSR as measured against that of its peer group for the three-year period while vesting of the other half depends on the simple average of the company’s return on invested capital (“ROIC”) for each year in the three-year period.  The RSU grant and the target noted above represent the target award (50th percentile for the TSR portion and 6.0% for the ROIC portion); however, payout may range between 0%-200% of target depending on the company’s actual performance.  At the threshold performance level (35th percentile for the TSR portion and 4.0% for the ROIC portion), participants receive 50% of the target award, but if the company’s TSR is equal to or falls below threshold, all performance-based RSUs will be cancelled.  If the company’s performance equals or exceeds the maximum performance level (80th percentile for the TSR portion and 10.0% for the ROIC portion), participants will earn the maximum 200%.  Payout will be prorated for results that fall between two performance levels.

(4)	As noted previously, Mr. Rynd’s fiscal 2019 RSU grants were forfeited in full effective as of his retirement date (September 3, 2019).

Salary.  Salaries paid to each named executive for fiscal 2019 accounted for the following percentages of their total annual compensation (not including changes in pension value and nonqualified deferred compensation earnings): Mr. Kneen, 28.2%; Mr. Darling, 58.2%; Mr. Hudson, 60.1%; Mr. Rubio, 58.2%; and Mr. Rynd, 9.2%.

Non-equity Incentive Plan Compensation.  Although we had a short-term incentive program in place for 2019, our committee determined that no bonuses would be payable under that program based on 2019 performance given that our cash flow from operations was negative for the year.  For more information, please see “CD&A – Compensation Components – Short-term Incentive Compensation.”

Long-Term Incentive Compensation.  In April 2019, the committee granted equity awards to certain executive officers, which consisted of restricted stock units payable in shares of common stock, some of which vest based upon continued service and some of which are subject to both time- and performance-based criteria. For fiscal 2019, one-half of the performance-based RSUs are subject to an absolute metric (the simple average of the company’s ROIC for each year in the three-year period) and the other half are subject to a relative metric (the company’s TSR performance over a three-year period relative to a defined peer group). The payout of shares upon vesting of the performance-based RSUs may range between 0-200% of the target award, with all RSUs forfeited if threshold performance is not met (for the absolute metric, if our three-year ROTC is below 4.0%, and, for the relative metric, if relative TSR falls in the 35th percentile or lower).  For more information, please see “CD&A – Compensation Components – Long-term Incentive Compensation.”

Employment Agreements.  We had three employment agreements in effect with our executive officers during 2019 – one with Mr. Kneen, our current President and Chief Executive Officer, one with Mr. Rubio, our Vice President and Chief Accounting Officer, and one with Mr. Rynd, our former President and Chief Executive Officer.  For details regarding these agreements, please see “CD&A – Compensation Components – Employment Agreements.”

In addition, each of our current named executives is party to a change of control agreement, which provides for certain employment protections for the executive following a change of control of the company.  For each of Messrs. Kneen and Rubio, in the event that a change of control occurs, his employment agreement will be of no further force and effect and his employment will be governed by the change of control agreement.  For more information of these agreements, please see “CD&A – Compensation Components – Change of Control Agreements.”

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END

The following table details all outstanding equity awards held by our named executives as of December 31, 2019.  Please see footnote 3 to the “Equity Awards Vested in 2019” table for details regarding the fully-vested restricted stock units scheduled to pay out to Mr. Rynd in 2020.

Name	Unvested Equity Incentive Plan Awards		Unvested Stock Awards
	Number of Shares or Units(2) (#)	Market Value(1) ($)	Number of Shares or Units(3) (#)	Market Value(1) ($)
Quintin V. Kneen	20,408	393,466	89,001	1,715,939
David E. Darling	3,347	64,530	50,013	964,251
Daniel A. Hudson	--	--	9,118	175,795
Samuel R. Rubio	3,347	64,530	22,391	431,698

(1)	The market value of all reported equity awards is based on the closing price of our common stock on December 31, 2019, as reported on the NYSE ($19.28).
(2)

Represents performance-based RSUs that will vest and pay out in shares on April 15, 2023 based on the company’s achievement of two separate three-year performance metrics and the named executive’s continued service through the vesting date.  For more information, see footnote (3) of the “Grants of Plan-Based Awards” table.

(3)	Represents time-based RSUs that vest as follows, subject to the named executive’s continued service through the vesting date:

Name	Time-Based RSUs by Vesting Date										Total
	3/19/20 (#)	4/13/20 (#)	4/15/20 (#)	8/18/20 (#)	12/28/20 (#)	3/19/21 (#)	4/13/21 (#)	4/15/21 (#)	12/28/21 (#)	4/15/22 (#)
Mr. Kneen	--	16,121	6,803	--	18,176	--	16,120	6,803	18,175	6,803	89,001
Mr. Darling	23,333	--	1,116	--	--	23,333	--	1,116	--	1,115	50,013
Mr. Hudson	--	--	1,769	3,811	--	--	--	1,769	--	1,769	9,118
Mr. Rubio	--	--	1,116	--	9,522	--	--	1,116	9,522	1,115	22,391

EQUITY AWARDS VESTED IN FISCAL 2019

The following table sets forth information regarding all equity awards that vested during fiscal 2019 for each of our named executives.  The only equity compensation awards held by any of our named executives are restricted stock units (RSUs).

	Equity Awards
Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Current Executives
Quintin V. Kneen	34,297	745,477
David E. Darling	23,334	570,983
Daniel A. Hudson	3,811	60,824
Samuel R. Rubio	9,524	183,242
Former Executive
John T. Rynd(3)	106,741	1,622,463

(1)	This figure represents the total number of shares that the named executive was entitled to receive under all equity awards he held that vested in 2019.
(2)	Based on the closing price of our common stock on the date of vesting (or, if our common stock did not trade that day, on the previous trading day).
(3)

The vesting of these 106,741 RSUs was accelerated on Mr. Rynd’s retirement date of September 3, 2019; however, these RSUs will settle and pay out in shares on March 3, 2020 (the six-month anniversary of his retirement).  Therefore, the shares shown under “Number of Shares Acquired on Vesting” for Mr. Rynd were not issued to him during 2019 but instead will be issued to him in 2020.

FISCAL 2019 PENSION BENEFITS

The following table sets forth information relating to our named executives who participate in our defined benefit pension plan (Pension Plan).  As described in greater detail below, in 2010, the Pension Plan was closed to new participants and frozen such that no additional benefits will accrue to existing participants.  Mr. Darling is the only named executive who participates in the Pension Plan.  We also sponsor a supplemental executive retirement plan (SERP), although it is closed to new participants, frozen from further accruals, and none of our named executives participate in it.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits(2) ($)	Payments During Last Fiscal Year ($)
David E. Darling(1)	Pension Plan	--	37,120	2,227

(1)	As discussed in greater detail below, Mr. Darling’s benefit is based on his prior service with us and he is currently in payout status.
(2)

A discussion of the other assumptions used in calculating the present value of accumulated benefits is set forth in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Although now closed to new participants, our Pension Plan covered eligible employees of our company and participating subsidiaries.  Our Pension Plan was closed to new participants and frozen in 2010 and therefore each of our named executives who is currently employed by the company and its participating subsidiaries has the opportunity to participate in our defined contribution plan, the 401(k) Savings Plan.

We only have one named executive who is still covered by the Pension Plan.  Mr. Darling, who joined the company as Vice President and Chief Human Resources Officer in March 2018, was previously employed by us from 1983 to 1996.  During that previous employment, he accrued benefits under the Pension Plan, which are now being paid out to him in accordance with his prior benefit election (50% joint and contingent annuity).  He will not accrue any additional benefits for his current service given that the Pension Plan is now frozen.

FISCAL 2019 NON-QUALIFIED DEFERRED COMPENSATION

Although we sponsor a Supplemental Savings Plan (SSP), which provides executive officers and certain other designated participants who earn over the qualified 401(k) plan limits with compensation deferral opportunities, none of our named executives have participated in this plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

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

We are not including information for Mr. Rynd, who was not serving as an executive officer at the end of the fiscal year.  For information regarding actual post-termination payments to Mr. Rynd, please see the section entitled “Compensation Components – Employment Agreements – Mr. Rynd’s Retirement” in the CD&A.

Each of Messrs. Kneen and Rubio has an employment agreement and each current named executive has a change of control agreement with the company that provides for payments and benefits in the event of a termination of employment following a change of control of the company.  While the termination and/or change of control benefits provided to our executives under these arrangements are summarized below, each of these arrangements is described in detail in the CD&A under “Compensation Components.”

Assumptions and General Principles.  The following assumptions and general principles apply with respect to the following table and any termination of employment of a named executive.

•

The amounts shown in the table assume that the date of termination of employment of each named executive was December 31, 2019.  Accordingly, the table reflects amounts payable to our named executives as of December 31, 2019 and includes estimates of amounts that would be paid to the named executive upon the occurrence of a termination or change in control.  The actual amounts that would be paid to a named executive can only be determined at the time of the termination or change in control.

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

•	For each executive officer, the vesting of any unvested portion of his outstanding equity awards will accelerate, except for the emergence grant held by Mr. Hudson.

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

•

Under his employment agreement, Mr. Kneen would be entitled to receive (1) severance equal to two years’ base salary plus the value of 12 months’ COBRA coverage, to be paid in a lump sum within 60 days of termination, and (2) accelerated vesting of his legacy GulfMark equity awards and his initial equity grant, all of which would be contingent upon his execution of a release and subject to his compliance with certain post-employment restrictive covenants.

•

Under his employment agreement, Mr. Rubio would be entitled to receive accelerated vesting for one of the two initial equity grants he received, contingent upon his execution of a release and subject to his compliance with certain post-employment restrictive covenants.

•	Mr. Hudson would be entitled to accelerated vesting of the unvested portion of his emergence grant, subject to his compliance with certain post-employment restrictive covenants.

All Other Terminations (outside of a change of control).  Generally, a named executive is not entitled to receive any form of severance payments or benefits upon his voluntary decision to terminate employment with the company or upon termination for cause.

Change of Control.  As noted previously, each of our named executives is party to a change of control agreement.  For each of the two officers who is party to an employment agreement, in the event of a change of control, the terms of his change of control agreement will supersede his employment agreement.

In the event of a change of control (as defined in the applicable plan or agreement), each named executive is entitled to receive certain employment protections during the two-year period following the consummation of a change of control.  If, during the two-year protected period, the executive is terminated by the company without “cause” or terminates his employment with “good reason,” then he is entitled to certain payments and benefits.  Specifically, the executive would be entitled to receive, among other benefits:

•

a cash severance payment equal to a specific multiple (two times for the CEO, one-and-a-half times for any executive vice president, and one time for all other officers) of the sum of (a) his base salary in effect at the time of termination and (b) his target bonus;

•	a pro-rata STI payout for the fiscal year in which the termination occurs;
•	a cash payment equal to any unpaid bonus with respect to a completed fiscal year as calculated by the agreement;
•

reimbursement for the cost of insurance and welfare benefits for a specified number of months (24 months for the CEO, 18 months for any executive vice president, and 12 months for all other officers) following termination of employment; and

•	outplacement assistance, not to exceed $25,000.

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

Estimated Payments on Termination or Change in Control

Event	Mr. Kneen	Mr. Darling	Mr. Hudson	Mr. Rubio
Death or Disability
Accelerated vesting of equity awards	$2,109,406	$1,028,781	$102,319	$496,229
Subtotal – Termination-Related Benefits	$2,109,406	$1,028,781	$102,319	$496,229
Annual incentive for full fiscal year(1)	$—	$—	$—	$—
Total	$2,109,406	$1,028,781	$102,319	$496,229
Termination without Cause or with Good Reason
Accelerated vesting of equity awards	$1,322,454	$—	$73,476	$238,648
Cash severance payment	$1,022,353	$—	$—	$—
Subtotal – Termination-Related Benefits	$2,344,807	$—	$73,476	$238,648
Annual incentive for full fiscal year(1)	$—	$—	$—	$—
Total	$2,344,807	$—	$73,476	$238,648
All Other Terminations (outside of Change in Control)
Annual incentive for full fiscal year(1)	$—	$—	$—	$—
Total	$—	$—	$—	$—
Change in Control with Termination
Accelerated vesting of equity awards	$2,109,406	$1,028,781	$175,795	$496,229
Cash severance payment	$1,950,000	$391,000	$391,000	$391,000
Additional benefits	$69,706	$39,289	$47,353	$40,239
Subtotal – Termination-Related Benefits	$4,129,112	$1,459,070	$614,148	$927,468
Annual incentive for full fiscal year(1)	$—	$—	$—	$—
Total	$4,129,112	$1,459,070	$614,148	$927,468

(1)	As described in greater detail in the CD&A under “Short-Term Incentive Compensation,” the committee determined that no annual incentives were earned under the 2019 STI program.

PAY RATIO DISCLOSURE

As required by SEC rules, we determined the ratio of the annual total compensation of Mr. Kneen, our current President and CEO, relative to the annual total compensation of our median employee.  For the fiscal year ended December 31, 2019:

•	the annual total compensation paid to the individual who was identified as the median employee of our company and its consolidated subsidiaries (other than our CEO), was $22,712;
•	the annual total compensation of our CEO (as reported in the Summary Compensation Table, but annualized as described below) was $3,268,515; and
•	based on this information, the ratio of the annual total compensation of our CEO to the median employee’s annual total compensation is 144 to 1.

In determining our median employee for this 2019 analysis, we decided to rely on the data and process we undertook to identify the median employee as of December 31, 2018 (as described in last year’s proxy statement) as permitted by SEC rules, as there have been no changes in our employee population or employee compensation arrangements that would significantly impact our pay ratio.

As part of our 2018 process, we examined annual base cash compensation for all employees as of December 31, 2018, including all employees who joined the company in November 2018 as a result of our business combination with GulfMark.  As of December 31, 2018, Tidewater and its consolidated subsidiaries had over 5,500 employees across the globe (compared to 5,300 as of December 31, 2019).  To aid in maintaining a uniformity of comparison, we annualized the compensation for full-time workers who joined us mid-year in 2018 and converted all amounts paid in foreign currencies to U.S. dollars based on the exchange ratio for each such currency reported on the same day.

A significant portion of our workforce consists of individuals who are not employed by us directly, but rather work as crew members on our vessels or provide services to us under collective bargaining agreements or through third party labor service providers (manning agencies).  For crew members who work with us through these manning agencies, the individuals are employed by the agency (a third party) but we are responsible for setting the pay or “day rate,” which the employee may accept or reject.  As a result, our crew members may not work for us full-time or during the entire year.  In addition, our crew members may provide services on vessels owned by other companies or operators during the year.  The majority of these individuals provide services on vessels that operate outside of the United States, including in areas where wages may not be comparable to wages paid to workers who provide services on U.S.-based vessels.  Due to our global footprint and the lack of continuity in workforce, the compensation profile of our employee population as reported in this pay ratio disclosure may not be completely reflective of the level of compensation paid to our workers.

We were unable to use our 2018 median employee for our 2019 analysis due to the fact that he was no longer employed by us in 2019.  Therefore, as permitted by SEC rules, for our 2019 analysis, we substituted another employee who had been similarly compensated in 2018.  Once this new median employee was identified, we calculated that employee’s 2019 total annual compensation in accordance with the requirements of the Summary Compensation Table in order to determine the pay ratio provided above.  The compensation paid to our median employee during 2019 consisted solely of base cash wages, so the annual compensation reported for that employee above is the same figure we used to identify that employee as the median employee.

Because Mr. Kneen did not serve as our CEO for the full year (he was promoted from CFO to CEO in September 2019), we annualized certain compensation items that he received for his services as CEO during the year (specifically, his salary received) and, given that he was serving as CFO when he received his 2019 long-term incentive grant, used the (higher) value of the stock awards granted to Mr. Rynd, who was serving as CEO at the time of those grants.  As a result, the compensation figure we used for purposes of calculating our pay ratio differs from the total of his 2019 compensation as reported in the Summary Compensation Table, as detailed in the following table:

Compensation Component	Amount Reported in Summary Compensation Table	Annualized Amount Used for Pay Ratio Calculation
Base Salary	$ 399,375	$ 500,000
Non-equity Incentive Plan Compensation	--	--
Stock Awards	1,000,017	2,750,003
All Other Compensation	18,512	18,512
Total	$ 1,417,904	$ 3,268,515

Please be advised that this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules.  Pay ratios that are reported by our peers may not be directly comparable to ours because of differences in the composition of each company’s workforce, as well as the assumptions and methodologies used in calculating the pay ratio, as permitted by SEC rules.

DIRECTOR COMPENSATION

Fiscal 2019 Director Compensation Table

This table reflects all compensation paid to or accrued by each individual who served as a non-management director during fiscal 2019.  The compensation of each of Mr. Kneen, who currently serves as our President and Chief Executive Officer, and Mr. Rynd, who served as our President and Chief Executive Officer until September 3, 2019, is disclosed in the Summary Compensation Table.  A description of the elements of our director compensation program follows this table.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Current Directors
Randee E. Day	47,813	168,750	216,563
Dick Fagerstal	62,813	168,750	231,563
Louis A. Raspino	47,813	168,750	216,563
Larry T. Rigdon	47,813	168,750	216,563
Robert P. Tamburrino	47,813	168,750	216,563
Kenneth H. Traub	47,813	168,750	216,563
Former Directors(2)
Thomas R. Bates, Jr.	117,516	168,750	286,266
Alan J. Carr	72,516	168,750	241,266
Steven L. Newman	82,499(3)	168,750	251,249

(1)

Reflects the aggregate grant date fair value of time-based restricted stock units granted to each director during fiscal 2019, computed in accordance with FASB ASC Topic 718.  Each director received a grant of 7,500 RSUs on April 30, 2019.  As described in note 2, the grants held by each of Messrs. Bates, Carr, and Newman vested in full on the director’s last day of service.  With respect to our current directors, these RSU grants, which are scheduled to vest on April 30, 2020, were the only equity awards held by them at the end of fiscal 2019.

(2)

Each of Messrs. Bates, Carr, and Newman served as a non-management director until the fall of 2019 (October 25, 2019 for Mr. Bates; November 3, 2019 for Mr. Carr; and October 26, 2019 for Mr. Newman).  Upon resignation from the board, each of them was entitled to receive the portion of the base cash retainer he would have earned for service through the 2020 annual meeting date (a total of $19,703, which is included in the column entitled, “Fees Earned or Paid in Cash”) and his outstanding RSU grant vested in full.

(3)

Under our Director Stock Election Program (described in greater detail below), Mr. Newman elected to receive fully-vested shares of common stock in lieu of the base cash retainers that were payable to him on July 1, 2019 (498 shares with a grant date value of $11,938) and October 1, 2019 (791 shares with a grant date value of $11,953).

We currently use a combination of cash and equity-based compensation to provide competitive compensation for our non-management directors and to enable them to meet their stock ownership guidelines.  During 2019, our nominating and corporate governance committee was responsible for overseeing our outside director compensation program and recommending any changes to the full board for action.  However, in March 2020, the board reallocated these responsibilities to our compensation committee, while maintaining the same allocation of duties between committee and the full board.  Meridian Compensation Partners, LLC (“Meridian”), which served as the independent consultant to our compensation committee in 2019, also assisted the nominating and corporate governance committee and the board in its 2019 review of director compensation to help ensure that our director pay levels and program components are in line with competitive market practice.

Director Fees.  For fiscal 2019, the cash and equity-based compensation payable to our non-management directors was as follows:

Fee Type	Amount
Annual cash retainer	$47,813 ➢ unchanged from 2018, this represents a 15% reduction from the 2017 annual retainer ($56,250)
Annual equity-based retainer	$168,750 grant date value, delivered in the form of time-based restricted stock units (“RSUs”), which vest at the end of the one-year service period
Additional annual cash retainer for the chair of the board	$50,000
Additional annual cash retainer for the chair of each of the audit committee and the compensation committee	$15,000
Additional annual cash retainer for the chair of the nominating and corporate governance committee	$5,000

The number of RSUs granted in each award is calculated by dividing the grant date target value by the closing price of a share of our common stock on the date of grant.  All of the time-based RSUs granted to directors during fiscal 2019 will vest on April 30, 2020, provided the director remains a member of the board on the vesting date.  However, vesting of the award will accelerate if, prior to the vesting date, the director dies, terminates service due to disability, or is willing and able to continue to serve as a director but is either not renominated or not reelected to serve another term.  As noted in the Director Compensation table, the RSUs held by Messrs. Bates, Carr, and Newman, each who stepped down from the board in the fall of 2019, vested in full on the director’s last day of board service.

Director Stock Election Program.  Under this program, each non-employee is provided an opportunity to elect to receive a percentage of his or her base cash retainer in fully-vested shares of Tidewater common stock, which are issued from our equity compensation plans.  For each participant, the shares are issued to director on the same day on which he or she would have received the cash payment, based on the closing price of a share on that day (rounded down to the nearest whole share).  Mr. Newman was the only director who elected to participate in the program during 2019.

Stock Ownership Guidelines.  Our non-employee directors are subject to stock ownership guidelines requiring each director to own and hold company stock worth five times his or her annual cash retainer no later than five years after his or her appointment.  Under the guidelines, unvested RSUs count as shares of company common stock.  Each of Ms. Day and Mr. Fagerstal has until August 1, 2022 to comply with the guidelines while each of Messrs. Raspino, Rigdon, Tamburrino, and Traub has until November 15, 2023.  These guidelines are described in greater detail in Item 11, “Executive Compensation”, under “Compensation Discussion and Analysis – Other Compensation and Equity Ownership Policies – Stock Ownership Guidelines.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2019 about our equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)(3)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c) (4)
Equity Compensation Plans Approved by Stockholders(1)	172,567	--	1,441,684
Equity Compensation Plans Not Approved by Stockholders(2)	158,904	--	633,174
Totals as of December 31, 2019	331,471	--	2,074,858

(1)	Represents shares subject to awards issued under the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”).
(2)

Represents shares subject to awards issued under the Tidewater Legacy GLF Management Incentive Plan, which we assumed in connection with the business combination (the “Legacy GLF Plan”). We describe this plan in further detail below.

(3)

Represents the maximum number of shares that may be issued under restricted stock units (RSUs) currently outstanding under both the 2017 Plan and the Legacy GLF Plan (maximum of one share per time-based RSU and up to two shares per performance-based RSU, depending on the extent to which the performance conditions are met).  RSUs are the only type of awards outstanding under either plan.

(4)	Awards may be granted under either plan in the form of stock options, restricted stock, RSUs, or other cash- or equity- based awards.

Material Features of the Legacy GLF Plan.  In connection with our 2018 business combination with GulfMark, we assumed the Legacy GLF Plan.  Immediately following the closing, as converted in the business combination, a total of 924,351 shares of Tidewater common stock were authorized for issuance under the Plan, 88,479 of which were subject to then-outstanding equity awards. The number of share issuable under the Legacy GLF Plan is subject to adjustment in the event of a recapitalization, reclassification, stock dividend, stock split, combination of shares, or other similar change in our common stock. Following the closing, we may grant equity-based incentives under the Legacy GLF Plan to certain individuals who were not employees, officers, directors, and consultants of the company immediately prior to the closing. The Legacy GLF Plan will be administered by the compensation committee of the board with respect to awards granted to employees and consultants of the company and its subsidiaries and the nominating and corporate governance committee of the board with respect to awards granted to non-employee directors. The board has the right to amend or discontinue the Legacy GLF Plan or to modify its terms and conditions; however, any amendment that would materially impair an outstanding award would require the award holder’s consent. No awards may be granted under the Legacy GLF Plan after April 13, 2028 although any awards that are outstanding at the time that the Legacy GLF Plan is terminated may remain outstanding in accordance with their terms.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below shows the name, address and stock ownership of each person known by us to beneficially own more than 5% of our common stock as of April 20, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
T. Rowe Price Associates 100 East Pratt Street Baltimore, Maryland 21202	3,966,476(2)	9.85%
Robert E. Robotti c/o Robotti & Company, Incorporated 60 East 42nd Street, Suite 3100 New York, New York 10165	2,922,946(3)	7.15%
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	2,878,223(4)	7.15%
Third Avenue Management LLC 622 Third Avenue, 32nd Floor New York, New York 10017	2,754,611(5)	6.84%
American International Group, Inc. 175 Water Street New York, New York 10038	2,369,809(6)	5.88%

(1)	Based on 40,282,892 shares of common stock outstanding on April 20, 2020.
(2)

Based on a Schedule 13G/A filed with the SEC on February 14, 2020 by T. Rowe Price Associates, Inc., a registered investment advisor (“Price Associates”), which has sole voting power over 1,296,626 shares and sole dispositive power over all reported shares.  T. Rowe Price Mid-Cap Value Fund, Inc., a registered investment company sponsored by Price Associates, has sole voting power over 2,649,200 of the reported shares and no dispositive power over any of the reported shares.

(3)

Based on a Schedule 13D/A filed with the SEC on February 6, 2020 by a group including Robert E. Robotti.  Mr. Robotti has sole voting and dispositive power over 7,092 of the reported shares and he shares the power to vote or dispose of 2,915,854 of the reported shares with certain entities controlled by him and, with respect to 1,395,130 of the reported shares, with Kenneth R. Wasiak, who serves with Mr. Robotti as a managing member of one of these entities.  Included in the total number of shares shown as beneficially owned are 611,392 shares issuable upon the exercise of warrants held by the beneficial owner.  An additional 5,669 shares (including 1,288 shares issuable upon the exercise of warrants) are owned by Mr. Robotti’s wife, Suzanne Robotti, who claims sole voting and dispositive power over her shares, and Mr. Robotti disclaims beneficial ownership of those shares except to the extent of his pecuniary interest in them.

(4)	Based on a Schedule 13G filed with the SEC on February 6, 2020, by BlackRock, Inc., which has sole voting power over 2,791,397 shares and sole dispositive power over all reported shares.
(5)

Based on a Schedule 13G/A filed with the SEC on February 13, 2020 by Third Avenue Management LLC, which reports sole voting and dispositive power over all reported shares in its capacity as investment adviser to several investment companies.

(6)

Based on a Schedule 13G/A filed with the SEC on February 13, 2019 by American International Group, Inc., which has sole voting and dispositive power over 2,341,223 shares and shares voting and dispositive power over the remaining 28,586 shares with its wholly-owned subsidiary, SunAmerica Asset Management, LLC, as investment adviser to an investment company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of April 20, 2020 by each current director, by each executive officer named in the 2019 Summary Compensation Table (our “named executives” or “NEOs”), and by all current directors and executive officers as a group.  Unless otherwise indicated, each person has sole voting and investment power with respect to all shares of our common stock beneficially owned by him or her.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock(1)	Restricted Stock Units(2)
Current Directors
Randee E. Day	19,641(3)	*	--
Dick Fagerstal	21,541(3)	*	--
Quintin V. Kneen(4)	50,084(5)	*	200,202
Louis A. Raspino	23,166(3)	*	--
Larry T. Rigdon	67,016(3)(6)	*	--
Robert P. Tamburrino	20,626(3)	*	--
Kenneth H. Traub	32,088(3)	*	--
Named Executives(7)
Current Executive Officers
David E. Darling	17,674	*	58,932
Daniel A. Hudson	1,338	*	37,370
Samuel R. Rubio	14,461(5)	*	54,643
Former Executive Officer
John T. Rynd(8)	77,551	*	--
All current directors and executive officers as a group (9 persons)	267,635(9)	*	351,147

*	Less than 1.0%.
(1)

Based on 40,282,892 shares of common stock outstanding on April 20, 2020 and includes for each person and group the number of shares that person or group has the right to acquire within 60 days of such date.

(2)

Reflects the number of restricted stock units held by each director or executive officer that will not vest within 60 days of April 20, 2020 and thus are not included in his or her beneficial ownership calculation.

(3)	For each of our non-employee directors, this figure includes 7,500 time-based RSUs that will vest on April 30, 2020.
(4)

Mr. Kneen was appointed as our President, Chief Executive Officer, and a director effective September 3, 2020.  Prior to this appointment, he served as our Executive Vice President and Chief Financial Officer.  Mr. Kneen continues to serve as our Chief Financial Officer on an interim basis until we appoint a longer-term successor to that role.

(5)	The total number of shares shown as beneficially owned by each of these named executives includes the following:

Named Executive	Shares Acquirable within 60 days upon Exercise of Legacy GLF Equity Warrants
Mr. Kneen	8,025
Mr. Rubio	2,326

(6)	Includes 30,000 shares held in an IRA for Mr. Rigdon’s benefit, over which he has sole voting and investment power.
(7)

Information regarding shares beneficially owned by Messrs. Kneen and Rynd, each of whom was a named executive for fiscal 2019 in addition to Messrs. Darling, Hudson, and Rubio, appears immediately above under the caption “Directors.”

(8)	Mr. Rynd served as our President, Chief Executive Officer, and a director until his retirement on September 3, 2019.
(9)	Includes 10,351 shares of Tidewater common stock that executive officers have the right to acquire within 60 days through the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our practice has been that any transaction or relationship involving a related person which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC will be reviewed and approved, or ratified, by our audit committee.  We had two such transactions since the beginning of the last fiscal year.

Mr. Rigdon, a former executive who retired from the company in 2002, was appointed as an independent director on July 31, 2017 (the effective date of our restructuring) and currently serves as an independent director and our chairman of the board.  Based on his prior service, Mr. Rigdon receives fixed retirement benefits from the company (including Pension Plan payments, benefits under the SERP, and life insurance benefits), with a total annual value of approximately $127,670.

In March 2020, we agreed to enter into a business arrangement with an entity in which Ms. Day’s son is a principal. It is anticipated that the business, a joint venture related to LNG transport, will be owned 70% by Tidewater and 30% by Ms. Day’s son’s entity.  While the new joint venture is not expected to produce material revenue in 2020, Tidewater is providing all of the initial financial support for the joint venture, which is expected to exceed $120,000 in fiscal 2020.  Ms. Day, who has served as an independent director since our 2017 restructuring, resigned from all committee service effective upon the audit committee’s approval of our entry into this transaction, which resulted in the loss of her independence.

The audit committee also reviews and investigates any matters pertaining to the integrity of management and directors, including conflicts of interest, or adherence to standards of business conduct required by our policies.

DIRECTOR INDEPENDENCE

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

Our board has affirmatively determined that four of our seven directors – Messrs. Fagerstal, Raspino, Rigdon, and Traub – are currently independent.  Mr. Kneen is not independent as he serves as our president and chief executive officer.  Mr. Tamburrino is not currently independent as he previously provided consulting services to the company.  Based on the level of services he previously provided to Tidewater, the earliest the board could find Mr. Tamburrino to be independent under the NYSE director independence rules would be in September 2020.  Finally, Ms. Day was independent until March 2020, when the audit committee approved the company’s entry into a joint venture with an entity in which her son has a significant ownership interest.  Ms. Day stepped down from all committee service effective with the audit committee’s approval of that related party transaction, which is discussed in greater detail in the immediately-preceding section (“Certain Relationships and Related Party Transactions”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES AND RELATED DISCLOSURES FOR ACCOUNTING SERVICES

The following table lists the aggregate fees and costs billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates to our company for fiscal years 2018 and 2019.

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2019
Audit Fees(1)	$1,693,162	$1,949,970
Audit-Related Fees(2)	$116,913	$207,263
Tax Fees(3)	$553,985	$1,371,643
All Other Fees(4)	$—	$4,103
Total	$2,364,060	$3,532,979

(1)

Relates to services rendered in connection with auditing our company’s consolidated financial statements for each annual or transition period and reviewing our company’s quarterly financial statements.  Also includes services rendered in connection with statutory audits and financial statement audits of our subsidiaries.

(2)	Consists of financial accounting and reporting consultations and employee benefit plan audits and fee related to registration statements and SEC comment letters.
(3)	Consists of United States and foreign corporate tax compliance services and consultations.
(4)

Consists of fees billed for all other professional services rendered to Tidewater, other than those reported in the previous three rows.  These fees relate to an annual subscription to an online research resource.

The audit committee has determined that the provision of services described above is compatible with maintaining the independence of the independent auditors.

PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee’s policy is to pre-approve the scope of all audit services, audit-related services and other services permitted by law provided by our independent registered public accounting firm.  Audit services and permitted non-audit services must be pre-approved by the full audit committee, except that the chairman of the audit committee has the authority to pre-approve any specific service if the total anticipated cost of such service is not expected to exceed $25,000, and provided the full audit committee ratifies the chairman’s approval at its next regular meeting.  All fiscal 2018 and fiscal 2019 non-audit services were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The following documents are included as exhibits to this Form 10-K/A. Those exhibits incorporated by reference are indicated as such in the parenthetical following the description.

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

4.1**	Description of Registered Securities of Tidewater Inc.

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

10.15+**	Summary of Compensation Arrangements with Directors.

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

21**	Subsidiaries of the company.

23**	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document. – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inlne XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Filed with the Original Form 10-K.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

TIDEWATER INC.
(Registrant)

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
President, Chief Executive Officer and Director