Form 10-Q
period 2020-03-31
TIDEWATER INC
filed 2020-05-11
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

40,282,892 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2020.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	March 31,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$187,802	$218,290
Restricted cash	12,461	5,755
Trade and other receivables, less allowance for credit losses of $579 as of March 31, 2020 and less allowance for doubtful accounts of $70 as of December 31, 2019.	119,455	110,180
Due from affiliate	128,204	125,972
Marine operating supplies	21,944	21,856
Assets held for sale	26,142	39,287
Prepaid expenses and other current assets	22,185	15,956
Total current assets	518,193	537,296
Net properties and equipment	922,979	938,961
Net deferred drydocking and survey costs	81,981	66,936
Other assets	29,971	36,335
Total assets	$1,553,124	$1,579,528

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,711	$27,501
Accrued costs and expenses	72,854	74,000
Due to affiliates	50,013	50,186
Current portion of long-term debt	9,104	9,890
Other current liabilities	26,953	24,100
Total current liabilities	189,635	185,677
Long-term debt	273,015	279,044
Other liabilities	91,578	98,397

Contingencies (Note 10)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 40,259,917 and 39,941,327 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	40	40
Additional paid-in capital	1,368,325	1,367,521
Accumulated deficit	(371,134)	(352,526)
Accumulated other comprehensive income (loss)	133	(236)
Total stockholders’ equity	997,364	1,014,799
Noncontrolling interests	1,532	1,611
Total equity	998,896	1,016,410
Total liabilities and equity	$1,553,124	$1,579,528

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Revenues:
Vessel revenues	$111,974	$119,662
Other operating revenues	4,394	2,487
	116,368	122,149
Costs and expenses:
Vessel operating costs	78,825	82,203
Costs of other operating revenues	2,673	764
General and administrative	21,420	27,140
Depreciation and amortization	27,107	22,932
Long-lived asset impairments	10,207	—
Gain on asset dispositions, net	(5,331)	(1,270)
	134,901	131,769
Operating loss	(18,533)	(9,620)
Other income (expense):
Foreign exchange gain (loss)	864	(508)
Equity in net losses of unconsolidated companies	—	(62)
Interest income and other, net	116	2,470
Interest and other debt costs, net	(6,142)	(7,736)
	(5,162)	(5,836)
Loss before income taxes	(23,695)	(15,456)
Income tax (benefit) expense	(5,171)	5,830
Net loss	$(18,524)	$(21,286)
Net income (loss) attributable to noncontrolling interests	(79)	445
Net loss attributable to Tidewater Inc.	$(18,445)	$(21,731)
Basic loss per common share	$(0.46)	$(0.58)
Diluted loss per common share	$(0.46)	$(0.58)
Weighted average common shares outstanding	40,101	37,179
Adjusted weighted average common shares	40,101	37,179

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Net loss	$(18,524)	$(21,286)
Other comprehensive income:
Change in pension plan and supplemental pension plan liability, net of tax of $0 and $0, respectively	369	—
Total comprehensive loss	$(18,155)	$(21,286)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Operating activities:
Net loss	$(18,524)	$(21,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,285	19,034
Amortization of deferred drydocking and survey costs	9,822	3,898
Amortization of debt premium and discounts	675	(505)
Provision for deferred income taxes	—	169
Gain on asset dispositions, net	(5,331)	(1,270)
Long-lived asset impairments	10,207	—
Changes in investments in, at equity, and advances to unconsolidated companies	—	265
Compensation expense - stock-based	1,335	5,627
Changes in assets and liabilities, net:
Trade and other receivables	(9,438)	(2,204)
Changes in due to/from affiliate, net	(2,405)	19,175
Accounts payable	3,210	(2,200)
Accrued costs and expenses	(1,146)	(5,626)
Cash paid for deferred drydocking and survey costs	(24,867)	(12,285)
Other, net	(8,348)	(5,949)
Net cash used in operating activities	(27,525)	(3,157)
Cash flows from investing activities:
Proceeds from sales of assets	9,452	9,651
Additions to properties and equipment	(2,449)	(3,116)
Net cash provided by investing activities	7,003	6,535
Cash flows from financing activities:
Principal payments on long-term debt	(2,600)	(1,509)
Taxes on share based awards	(531)	(1,578)
Net cash used in financing activities	(3,131)	(3,087)
Net change in cash, cash equivalents and restricted cash	(23,653)	291
Cash, cash equivalents and restricted cash at beginning of period	227,608	397,744
Cash, cash equivalents and restricted cash at end of period (A)	$203,955	$398,035
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,442	8,319
Income taxes	$2,550	4,415
(A)	Cash, cash equivalents and restricted cash at March 31, 2020 includes $3.6 million in long-term restricted cash.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2019	$40	1,367,521	(352,526)	(236)	1,611	1,016,410
Total comprehensive loss	—	—	(18,445)	369	(79)	(18,155)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Amortization of restricted stock units	—	804	—	—	—	804
Balance at March 31, 2020	$40	1,368,325	(371,134)	133	1,532	998,896

Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(21,731)	—	445	(21,286)
Issuance of common stock from exercise of warrants	—	1	—	—	—	1
Amortization/cancellation of restricted stock units	—	4,047	—	—	—	4,047
Balance at March 31, 2019	$37	1,356,436	(232,514)	2,194	1,532	1,127,685

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S‑X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

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

(2)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to simplify the accounting for income taxes.  The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted.  We are currently evaluating the effect the standard may have in our consolidated financial statements.

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

(3)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: - Changes to The Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this standard on January 1, 2020 and it did not have any impact on our financial position, net earnings or cash flow.  However, we have incorporated the modified disclosure requirements of ASU 2018-13 into note 15 of our financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This model applies to: (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and certain other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets.

Expected credit losses are recognized on the initial recognition of our trade accounts receivable and contract assets.  In each subsequent reporting period, even if a loss has not yet been incurred, credit losses are recognized based on the history of credit losses and current conditions, as well as reasonable and supportable forecasts affecting collectability.  We developed an expected credit loss model applicable to our trade accounts receivable and contract assets that considers our historical performance and the economic environment, as well as the credit risk and its expected development for each group of customers that share similar risk characteristics.  We segmented our trade accounts receivable and contract assets by type of client, except for individual account balances that have deteriorated in credit quality, which are evaluated individually.  We then determined, for each of these client asset groups, the average expected credit loss utilizing our actual credit loss experience over the last five years, which was adjusted as discussed above, and was applied to the balance attributable to each segment in our trade accounts receivable and contract asset balances.  This standard was adopted through a cumulative-effect adjustment to the accumulated deficit as of January 1,

2020, which is the beginning of the first period in which this guidance is effective.  Periods prior to the adoption date that are presented for comparative purposes are not adjusted.  Adopting this standard on January 1, 2020 increased the allowance for expected credit losses by approximately $0.2 million.

Activity in the allowance for credit losses for the first quarter of 2020 is as follows:

(In thousands)
Balance at December 31, 2019	$70
Cumulative effect adjustment upon adoption of standard	163
Current period provision for expected credit losses	346
Balance at March 31, 2020	$579

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2020, we had $6.1 million and $0.7 million of deferred mobilization costs included within other current assets and other assets, respectively, and we had $0.6 million of deferred mobilization revenue included within other current liabilities.

The table below summarizes the revenue expected to be recognized in future quarters related to unsatisfied performance obligations as of March 31, 2020:

	Three months ended
(In thousands)	June 30, 2020	September 30, 2020	December 31, 2020	Total
Deferred mobilization revenue	$267	175	175	617

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss) (OCI)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the quarters ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Balance	Gains/(losses)	Remaining	Balance	Gains/(losses)	Remaining
	at	recognized	balance	at	recognized	balance
(In thousands)	12/31/19	in OCI	3/31/20	12/31/18	in OCI	3/31/19
Pension benefits	$(236)	369	133	$2,194	—	2,194

Dilutive Equity Instruments

We had 2,133,439 and 4,327,358 incremental "in-the-money" warrants and restricted stock units at March 31, 2020 and 2019, respectively, which are as follows:

Total shares outstanding including warrants and restricted stock units	March 31, 2020	March 31, 2019
Common shares outstanding	40,259,917	37,381,954
New creditor warrants (strike price $0.001 per common share)	821,308	2,070,243
GulfMark creditor warrants (strike price $0.01 per common share)	952,154	2,047,015
Restricted stock units	359,977	210,100
Total	42,393,356	41,709,312

We also had 5,923,399 shares of “out-of-the-money” warrants outstanding at March 31, 2020 and 2019, respectively. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter ended March 31, 2020, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2019, our balance sheet reflected approximately $101.3 million of net deferred tax assets with a valuation allowance of $103.5 million. As of March 31, 2020, we had net deferred tax assets of approximately $101.1 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $103.3 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant business tax provisions, that are available to the Company, that, among other things, would allow businesses to carry back net operating losses arising after 2017 to the five prior tax years.  Considering the available carryback, we have recorded a tax benefit of $6.9 million related to the realization of net operating loss deferred tax assets on which a valuation allowance was previously recorded.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2014. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	March 31, 2020	December 31, 2019
Due from related parties:
Sonatide (Angola)	$94,958	$89,246
DTDW (Nigeria)	33,246	36,726
	128,204	125,972
Due to related parties:
Sonatide (Angola)	$30,774	$31,475
DTDW (Nigeria)	19,239	18,711
	50,013	50,186
Due from related parties, net of due to related parties	$78,191	$75,786

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide.

Three Months
Ended
(In thousands)	March 31, 2020
Due from Sonatide at December 31, 2019	$89,246
Revenue earned by the company through Sonatide	11,812
Less amounts received from Sonatide	(2,691)
Less amounts used to offset due to Sonatide obligations (A)	(4,864)
Other	1,455
Total due from Sonatide at March 31, 2020	$94,958

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared.  In late 2019, we were informed that, as part of a broad privatization program, Sonangal intends to seek to divest itself from the Sonatide joint venture.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at March 31, 2020 was approximately $64.2 million. Sonatide had approximately $45.6 million of cash on hand (approximately $3.2 million denominated in Angolan kwanzas) at March 31, 2020 plus approximately $18.9 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net amount due from Sonatide balance for potential impairment based in part on available liquidity held by Sonatide.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on our behalf.

Three Months
Ended
(In thousands)	March 31, 2020
Due to Sonatide at December 31, 2019	$31,475
Plus additional commissions payable to Sonatide	1,138
Plus amounts paid by Sonatide on behalf of the company	2,336
Less commissions paid to Sonatide during the period	—
Less amounts used to offset due from Sonatide obligations (A)	(4,864)
Other	689
Total due to Sonatide at March 31, 2020	$30,774

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for company vessels chartered in Angola. In addition, Sonatide owns two vessels that may generate operating income and cash flow.

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Revenues of Angolan operations (in thousands)	$12,137	$15,000
Percent of consolidated vessel revenues	11%	13%
Number of company owned vessels in Angola	28	35
Number of stacked company owned vessels in Angola	11	14

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. The accrual of benefits was discontinued once the pension plan was frozen during 2010.  We did not contribute to the pension plan during the quarters ended March 31, 2020 and 2019, and we are not required to contribute to the pension plan during the remaining quarters of calendar year 2020; however, we may, at our discretion, make contributions to the pension plan in order to manage our plan expenses.

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010, that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan.  We contributed $0.4 million during the three months ended March 31, 2020. We contributed immaterial amounts to the supplemental plan during the three months ended March 31, 2019. We expect to contribute $1.2 million to the supplemental plan during the remainder of 2020. Our obligations under the supplemental plan were $21.5 million and $21.4 million as of March 31, 2020 and December 31, 2019, respectively, and are included in “accrued costs and expenses” and “other liabilities” on the consolidated balance sheet.

Other Defined Benefit Pension Plans

We also have defined benefit pension plans that cover certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. Our contributions to the Norwegian defined benefit pension plans during the three months ended March 31, 2020 and 2019, respectively, were immaterial and we expect that any contributions during the remainder of calendar year 2020 will be immaterial. Substantially, all of our Norwegian employees were transferred from our defined benefit pension plans into a defined contribution plan during the first quarter of 2020.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2020	March 31, 2019
Pension Benefits:
Service cost	$40	$56
Interest cost	225	932
Expected return on plan assets	(36)	(563)
Administrative expenses	23	10
Settlement loss	508	—
Amortization of net actuarial losses	(44)	72
Net periodic pension cost	$716	$507

(9)	DEBT

The following is a summary of all debt outstanding:

	March 31,	December 31,
(In thousands)	2020	2019
Secured notes:
8.00% Senior secured notes due August 2022 (A) (B)	$224,793	$224,793
Troms Offshore borrowings (C):
NOK denominated notes due May 2024	8,587	10,260
NOK denominated notes due January 2026	16,199	20,788
USD denominated notes due January 2027	19,044	20,273
USD denominated notes due April 2027	21,545	21,545
	$290,168	$297,659
Debt premiums and discounts, net	(8,049)	(8,725)
Less: Current portion of long-term debt	(9,104)	(9,890)
Total long-term debt	$273,015	$279,044

(A)	As of March 31, 2020 and December 31, 2019 the fair value (Level 2) of the Secured Notes was $220.9 million and $237.6 million, respectively.
(B)

The $12.5 million restricted cash on the balance sheet at March 31, 2020, represents approximately 65% of net proceeds from asset dispositions since the date of the last tender offer and is restricted by the terms of the Indenture.

(C)

We pay principal and interest on these notes semi-annually.  As of March 31, 2020 and December 31, 2019, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $65.4 million and $72.9 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of March 31, 2020 was 5.0%.

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

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

(11)	FAIR VALUE MEASUREMENTS

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. We occasionally utilize derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce our exposure to foreign currency exchange risk and interest rate risk. We enter into derivative instruments only to the extent considered necessary to address our risk management objectives and do not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Cash Equivalents.  Our cash equivalents, which are securities with maturities less than 90 days, are held in money market funds, commercial paper or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.  As of March 31, 2020 and December 31, 2019, we had $204.0 and $227.6 million of cash equivalents.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED COSTS AND EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Our property and equipment consist primarily of 170 vessels located around the world.

A summary of properties and equipment at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Properties and equipment:
Vessels and related equipment	$1,049,058	$1,051,558
Other properties and equipment	15,493	13,119
	1,064,551	1,064,677
Less accumulated depreciation and amortization	141,572	125,716
Properties and equipment, net	$922,979	$938,961

A summary of accrued cost and expenses is as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Payroll and related payables	$15,887	$16,351
Accrued vessel expenses	35,404	38,383
Accrued interest expense	4,535	4,570
Other accrued expenses	17,028	14,696
	$72,854	$74,000

A summary of other current liabilities at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Taxes payable	$22,383	$18,661
Other	4,570	5,439
	$26,953	$24,100

A summary of other liabilities at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Pension liabilities	$31,822	$32,545
Liability for uncertain tax positions	43,630	48,577
Deferred tax liability	2,571	2,571
Other	13,555	14,704
	$91,578	$98,397

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three months ended March 31, 2020 and 2019. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2020	March 31, 2019
Revenues:
Vessel revenues:
Americas	$31,859	$35,279
Middle East/Asia Pacific	24,828	20,456
Europe/Mediterranean	29,491	28,558
West Africa	25,796	35,369
Other operating revenues	4,394	2,487
	$116,368	$122,149
Vessel operating profit (loss):
Americas	$(1,164)	$(1,030)
Middle East/Asia Pacific	(856)	(1,162)
Europe/Mediterranean	1,547	(3,317)
West Africa	(4,863)	8,115
Other operating profit	1,721	1,704
	$(3,615)	$4,310
Corporate expenses	(10,042)	(15,200)
Long-lived asset impairments	(10,207)	—
Gain on asset dispositions, net	5,331	1,270
Operating loss	$(18,533)	$(9,620)
Depreciation and amortization:
Americas	$7,496	$6,261
Middle East/Asia Pacific	5,527	4,450
Europe/Mediterranean	6,819	7,446
West Africa	6,404	4,444
Corporate	861	331
	$27,107	$22,932
Additions to properties and equipment:
Americas	$—	$398
Middle East/Asia Pacific	680	1,459
Europe/Mediterranean	440	121
West Africa	751	243
Corporate	578	895
	$2,449	$3,116

The following table provides a comparison of total assets at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(In thousands)	2020	2019
Total assets:
Americas	$369,592	$375,297
Middle East/Asia Pacific	272,426	270,413
Europe/Mediterranean	342,394	358,943
West Africa	374,040	376,087
Corporate	194,672	198,788
	$1,553,124	$1,579,528

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon the duplicate office facilities in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland with the final lease agreement ending in October 2026. Activity for the lease exit and severance liabilities for the three months ended March 31, 2020 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2019	$4,109	$272	$4,381
General and administrative costs (credits)	70	(11)	59
Cash payments	(231)	(132)	(363)
Balance at March 31, 2020	$3,948	$129	$4,077

Activity for the lease exit and severance liabilities for the three months ended March 31, 2019 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2018	$6,468	$285	$6,753
General and administrative costs (credits)	—	3,651	3,651
Cash payments	(844)	(3,253)	(4,097)
Balance at March 31, 2019	$5,624	$683	$6,307

(15)ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

In the fourth quarter of 2019, we evaluated our fleet for vessels to be considered for disposal. We determined that 42 of our 61 stacked vessels should be scrapped or sold. In addition, we identified four vessels in our active fleet that should be designated for sale. At December 31, 2019 we reclassified the vessels from property and equipment to assets held for sale.  In the three months ended March 31, 2020, we sold 8 of these vessels plus one additional vessel from our active fleet, recognizing net gains totaling $5.3 million. In the first quarter of 2019, we sold 16 vessels, primarily from our stacked fleet, and recognized gains of $1.3 million.

In conjunction with the reclassification of vessels from property and equipment at December 31, 2019, we adjusted the carrying value of these assets to the lower of current net book value or the expected net realizable sale value. This resulted in a $26.7 million charge to impairment expense and the reclassification of the remaining $39.3 million of carrying value to assets held for sale.  At March 31, 2020, we determined that certain of the vessels remaining in our assets held for sale account should be further impaired due to deterioration in the markets.  As a result, as of March 31, 2020 we further impaired our asset held for sale by $10.2 million.  We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be scrapped or sold.  At December 31, 2019, we determined the fair value of the vessels held for sale using three methodologies depending on the vessel and on our planned method of disposition.  We designated 20 of the 46 vessels as vessels to be scrapped and valued those vessels using scrap yard pricing schedules based on dollars per ton.  Four of the 46 vessels were valued based on sales agreements which closed in the first quarter of 2020. The remaining vessels were valued using comparative sales in the marketplace and reduced by 10% to factor in the effects of completing a quick sale within the next twelve months.  At March 31, 2020, we adjusted the expected value of the vessels using the same methodology.  We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first quarter of 2020.  With respect to our particular sector, the COVID-19 pandemic has resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries have struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Combined, these conditions have adversely affected our operations and business during the latter part of the first quarter of 2020 and expect our operations and business in 2020 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Although, as of the date of this filing, oil-producing countries have reached a tentative agreement regarding future output, oil prices will remain depressed as long as the market is oversupplied.

We consider these events to be indicators that the value of our offshore vessel fleet may be impaired.  As a result, we performed a Step 1 evaluation of our offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluation did not indicate impairment of any of our asset groups   We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

(16)SUBSEQUENT EVENT

On April 13, 2020, we adopted a Tax Benefits Preservation Plan (the “Plan”) as a measure to protect our existing net operating loss carryforwards and foreign tax credits (“Tax Attributes”) and to reduce our potential future tax liabilities.  Use of our Tax Attributes will be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (“Section 382”).

While the Plan is in effect, any person or group that acquires beneficial ownership of 4.99% or more of our common stock then outstanding without approval from our Board of Directors (the Board) or without meeting certain customary exceptions would be subject to significant dilution in their ownership interest in our company. Stockholders who currently own 4.99% or more of our outstanding common stock will not trigger the Plan unless they acquire 0.5% or more additional shares of common stock.

Pursuant to the Plan, one right will be distributed to our stockholders for each share of our common stock owned of record at the close of business on April 24, 2020. Each Right would initially represent the right to purchase from the Company one one-thousandth of a share of our Series A Junior Participating Preferred Stock, no par value (the “Preferred Stock”) at a purchase price of $38.00 per one one-thousandth of a share. The preferred stock will entitle the holder to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of preferred stock. The Board may redeem the rights in whole, but not in part, for $0.001 per right (subject to adjustment) at any time prior to the close of business on the tenth business day after the first date of public announcement that any person or group has triggered the Plan.

The rights will expire on the earliest of (i) the close of business on April 13, 2023, (ii) the final adjournment of the 2020 annual meeting if the stockholders fail to ratify the Plan at such meeting, (iii) the time at which the rights are redeemed or exchanged, or (iv) the time at which the Board determines that the Tax Attributes are fully utilized, expired, no longer necessary or become limited under Section 382.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, many of which are beyond the control of the Company, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks and uncertainties include, without limitation, the risks related to fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control.  Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Quarterly Report on Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.

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

At March 31, 2020, we owned 208 vessels with an average age of 10.7 years (excluding three joint venture vessels, but including 38 vessels classified as held for sale) available to serve the global energy industry. The average age of our 170 active vessels at March 31, 2020 is 10.1 years.

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

Sonatide Joint Venture

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars.  The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared.  In late 2019, we were informed that, as part of a broad privatization program, Sonangal intends to seek to divest itself from the Sonatide joint venture.

Refer to Note (7) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Sonatide joint venture.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Prices are subject to significant uncertainty and, as a result, are extremely volatile. The industry experienced a severe downturn beginning in late 2014 that lasted through 2018 with prices falling into the high $20’s per barrel before recovering to average between $50.00 and $65.00 per barrel in 2019.  We had expected to begin to experience consistent operating cash flow in 2020.

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first quarter of 2020.

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

Combined, these conditions have adversely affected our operations and business during the latter part of the first fiscal quarter of 2020 and we expect our operations and business in 2020 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Although, as of the date of this filing, oil-producing countries have reached a tentative agreement regarding future output, crude oil prices will remain depressed as long as the market is oversupplied.

The spread of COVID-19 to one or more of our locations, including our vessels, could significantly impact our operations.  While we have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19, there is no assurance that those efforts will be fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel works remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue.  We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions may continue or worsen despite our efforts at mitigating them.  To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings.

The effect on our business includes lockdowns of shipyards where we have vessels performing drydocks which will delay vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and delays affect approximately 20% of our 2020 contracts with durations in excess of one month which typically comprise over 90% of our contractual revenue.  It is possible that there will be additional cancellations or delays.

As a company, we have undertaken the following temporary measures to assist us in weathering the COVID 19 pandemic and allow us to recover as soon as possible:

•

Planned capital and dry dock expenditures tied to contracts referenced above will be temporarily delayed or cancelled.  As a result of the ongoing contract cancellations and delays we have postponed drydocks expected to cost approximately $20.0 million in 2020.  It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of any additional cancellations or delays.

•

We have the ability to rapidly respond to contract cancellations and delays.  We have or will remove the crews and shut down all operations, depending on contract terms, on vessels associated with cancelled or delayed contracts.  We are also in the process of evaluating our general and administrative costs to reflect the current demand for our offshore support vessels.

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

We consider these events to be indicators that the value of our offshore vessel fleet may be impaired.  As a result, we performed a Step 1 evaluation of our offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluation did not indicate impairment of any of our asset groups.  Our evaluation did, however, identify one asset group with a net book value of approximately $40.0 million where the undiscounted future net cash flows total was within 10% of the net book value of that asset group as of March 31, 2020.  The eventual impact of the oil price reduction and the COVID 19 pandemic on our future operations is not known.  Depending on the severity of the impact, our expected cash flows in future periods could indicate impairment of this identified asset group or other asset groups in our vessel fleet. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations – Three Months Ended March 31, 2020 compared to March 31, 2019

Revenues for the quarters ended March 31, 2020 and 2019, were $116.4 million and $122.1 million, respectively.  The decrease in revenue is primarily due to the decrease in West Africa, with ten less active vessels.  Overall, we had 15 less average active vessels in the first quarter of 2020 than in the first quarter of 2019.  Active utilization decreased slightly from 80.6% in 2019 compared to 78.5% in 2020.

Vessel operating costs for the quarters ended March 31, 2020 and 2019, were $78.8 million and $82.2 million, respectively.  The decrease is primarily due to a decrease in crew costs, as we have 15 less active vessels in our fleet in the first quarter 2020.

Depreciation and amortization expense for the quarters ended March 31, 2020 and 2019, was $27.1 million and $22.9 million, respectively. The decrease in depreciation from the sale in 2019 of over 40 vessels was more than offset by the increase in amortization expense related to deferred drydock expenditures.

General and administrative expenses for the quarters ended March 31, 2020 and 2019, were $21.4 million and $27.1 million, respectively.  The decrease is primarily due to decreased personnel and stock compensation costs related to the significant restructuring of our executive management and corporate administrative functions in 2019.

Included in gain on asset dispositions, net for the quarter ended March 31, 2020, are $5.3 million of net gains from the disposal of 9 vessels and other assets. During the quarter ended March 31, 2019, we recognized net gains of $1.3 million related to the sale of 16 vessels and other assets.

During the quarter ended March 31, 2020 we recognized foreign exchange gains of $0.9 million and during the quarter ended March 31, 2019 we recognized foreign exchange losses of $0.5 million.  The foreign exchange gains and losses were primarily the result of the revaluation of our Norwegian kroner-denominated debt to our U.S. dollar reporting currency.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months		Three Months
	Ended		Ended
	March 31, 2020		March 31, 2019
(In thousands)		%		%
Vessel revenues:
Americas	$31,859	28%	$35,279	29%
Middle East/Asia Pacific	24,828	22%	20,456	17%
Europe/Mediterranean	29,491	26%	28,558	24%
West Africa	25,796	23%	35,369	30%
Total vessel revenues	$111,974	100%	$119,662	100%
Vessel operating costs:
Americas:
Crew costs	$14,186	45%	$17,099	49%
Repair and maintenance	2,171	7%	3,619	10%
Insurance	417	1%	741	2%
Fuel, lube and supplies	2,615	8%	2,445	7%
Other	2,673	8%	2,772	8%
	$22,062	69%	$26,676	76%
Middle East/Asia Pacific:
Crew costs	$10,085	41%	$8,627	42%
Repair and maintenance	2,586	10%	1,581	8%
Insurance	591	2%	589	3%
Fuel, lube and supplies	2,665	11%	2,335	11%
Other	1,696	7%	1,733	9%
	$17,623	71%	$14,865	73%
Europe/Mediterranean :
Crew costs	$11,696	40%	$13,059	46%
Repair and maintenance	3,141	11%	2,578	9%
Insurance	431	1%	561	2%
Fuel, lube and supplies	1,098	4%	1,891	7%
Other	2,522	9%	2,994	10%
	$18,888	64%	$21,083	74%
West Africa:
Crew costs	$8,520	33%	$9,360	26%
Repair and maintenance	2,700	10%	1,923	5%
Insurance	346	1%	287	1%
Fuel, lube and supplies	3,374	13%	2,674	8%
Other	5,312	21%	5,335	15%
	$20,252	79%	$19,579	55%
Vessel operating costs:
Crew costs	$44,487	40%	$48,145	40%
Repair and maintenance	10,598	9%	9,701	8%
Insurance	1,785	2%	2,178	2%
Fuel, lube and supplies	9,752	9%	9,345	8%
Other	12,203	11%	12,834	11%
Total vessel operating costs	$78,825	70%	$82,203	69%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the quarter ended March 31, 2020 and 2019:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(In thousands)		%		%
Segment general and administrative expenses:
Americas	$3,465	11%	$3,371	10%
Middle East/Asia Pacific	2,534	10%	2,302	11%
Europe/Mediterranean	2,238	8%	3,346	12%
West Africa	4,001	16%	3,233	9%
Total segment general and administrative expenses	$12,238	11%	$12,252	10%

The following table presents segment depreciation and amortization expense by our four geographic segments, the related segment vessel depreciation and amortization expense as a percentage of segment vessel revenues, total segment depreciation and amortization expense and the related total segment depreciation and amortization expense as a percentage of total vessel revenues for the quarter ended March 31, 2020 and 2019:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(In thousands)		%		%
Segment depreciation and amortization expense:
Americas	$7,496	24%	$6,261	18%
Middle East/Asia Pacific	5,527	22%	4,450	22%
Europe/Mediterranean	6,819	23%	7,446	26%
West Africa	6,404	25%	4,444	13%
Total segment depreciation and amortization expense	$26,246	23%	$22,601	19%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the quarter ended March 31, 2020 and 2019:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(In thousands)		%		%
Vessel operating profit (loss):
Americas	$(1,164)	(1%)	$(1,030)	(1%)
Middle East/Asia Pacific	(856)	(1%)	(1,162)	(1%)
Europe/Mediterranean	1,547	1%	(3,317)	(3%)
West Africa	(4,863)	(4%)	8,115	7%
Other operating profit	1,721	1%	1,704	1%
	(3,615)	(3%)	4,310	3%
Corporate expenses	(10,042)	(9%)	(15,200)	(12%)
Gain on asset dispositions, net	5,331	5%	1,270	1%
Long-lived asset impairments	(10,207)	(9%)	—	—
Operating loss	$(18,533)	(16%)	$(9,620)	(8%)

Results for three months ended March 31, 2020 compared to March 31, 2019

Americas Segment Operations. Vessel revenues in the Americas segment decreased 10%, or $3.4 million, during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019. This decrease is primarily the result of four fewer active vessels and the reduction in active utilization from 87.2% in 2019 to 85.7% in 2020.  However, average day rates increased by 4% partially offsetting these declines.

Vessel operating loss for the Americas segment for the quarter ended March 31, 2020 was $1.2 million, which was $0.1 million more than the operating loss for the quarter ended March 31, 2019. The decrease in revenue was substantially, but not completely, offset by the decrease in operating costs.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 21%, or $4.4 million, during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019. Active utilization for the quarter ended March 31, 2020 increased from 76.1% to 77.7%, average day rates increased 9% and average active vessels in the segment increased by four.

The Middle East/Asia Pacific segment reported an operating loss of $0.9 million for the quarter ended March 31, 2020, compared to an operating loss of $1.2 million for the quarter ended March 31, 2019 primarily due to increased revenue.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 3%, or $0.9 million, during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019.  Average day rates during these same periods increased 14% because of increasing demand for vessels in the North Sea and Mediterranean. Active utilization also increased 3 percentage points during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019.  However, the vessel fleet decreased by four active vessels which partially offset these improvements.

The Europe/Mediterranean segment reported an operating profit of $1.5 million for the quarter ended March 31, 2020, compared to an operating loss of $3.3 million for the quarter ended March 31, 2019 due to increased revenue and a $2.2 million decrease in operating costs, primarily due to lower personnel and fuel and supply costs.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 27% or $9.6 million, during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019. The West Africa active vessel fleet decreased by ten vessels during the comparative periods. West Africa segment active utilization decreased as well from 76.8% during the first quarter of 2019 to 67.8% during the first quarter of 2020, and average day rates decreased slightly by less than 1 percent.

Vessel operating profit for the West Africa segment decreased from $8.1 million for the quarter ended March 31, 2019 to an operating loss of $4.9 million in the quarter ended March 31, 2020 primarily due to decreased revenue, coupled with higher operating costs.

Vessel Utilization and Average Day Rates by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Specifications of available equipment and the scope of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work and are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels owned by joint ventures (3 and 4 vessels at March 31, 2020 and 2019, respectively).

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the quarter ended March 31, 2020 and 2019:

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
SEGMENT STATISTICS:
Americas fleet:
Utilization	57.1%	48.4%
Active utilization	85.7%	87.2%
Average vessel day rates	11,854	11,436
Average total vessels	52	71
Average stacked vessels	(17)	(32)
Average active vessels	35	39

Middle East/Asia Pacific fleet:
Utilization	63.0%	61.5%
Active utilization	77.7%	76.1%
Average vessel day rates	7,863	7,205
Average total vessels	55	51
Average stacked vessels	(10)	(10)
Average active vessels	45	41

Europe/Mediterranean fleet:
Utilization	63.6%	60.1%
Active utilization	87.3%	84.1%
Average vessel day rates	12,514	10,964
Average total vessels	41	48
Average stacked vessels	(11)	(14)
Average active vessels	30	34

West Africa fleet:
Utilization	45.7%	49.4%
Active utilization	67.8%	76.8%
Average vessel day rates	9,539	9,627
Average total vessels	65	83
Average stacked vessels	(21)	(29)
Average active vessels	44	54

Worldwide fleet:
Utilization	56.4%	53.6%
Active utilization	78.5%	80.6%
Average vessel day rates	10,267	9,806
Average total vessels	213	253
Average stacked vessels	(60)	(85)
Average active vessels	153	168

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We had 59 and 71 stacked vessels at March 31, 2020 and 2019, respectively.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales in 2020 included eight vessels that were classified as assets held for sale and one vessel from our active fleet.  The following is a summary of the number of vessels disposed of by segment:

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Number of vessels disposed of by segment:
Americas	1	13
Middle East/Asia Pacific	2	1
Europe/Mediterranean	6	2
West Africa	—	—
Total	9	16

Liquidity, Capital Resources and Other Matters

Availability of Cash

At March 31, 2020, we had $204.0 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, or partner or tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S.

During the first quarter of 2020, the industry was impacted by a world-wide pandemic that had the effect of isolating people across the world and significantly reducing the demand and price for crude oil.  See a detailed discussion under “Industry Conditions and Outlook” above.  The reduced oil price will impact our industry in the near term and if it is prolonged could impact us beyond this year.  We have significant cash on hand and the substantial portion of our debt is due in 2022. As a company, we have undertaken the following temporary measures to assist us in weathering the pandemic and allow us to recover as soon as possible:

•

Planned capital and dry dock expenditures tied to contracts cancellations and delays will be temporarily delayed or cancelled. As a result of the ongoing contract cancellations and delays we have postponed drydocks expected to cost approximately $20.0 million in 2020.  It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of such possible cancellations or delays.

•

We have the ability to rapidly respond to contract cancellations and delays.  We have or will remove the crews and shut down all operations, depending on contract terms on vessels associated with cancelled or delayed contracts.  We are also in the process of evaluating our general and administrative costs to reflect the current demand for our offshore support vessels.

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

Operating Activities

Net cash used in operating activities for the quarters ended March 31, 2020 and 2019, was $27.5 million and $3.2 million, respectively.

Net cash used in operations for the quarter ended March 31, 2020, reflects a net loss of $18.5 million, which includes non-cash depreciation and amortization of $27.1 million, gain on asset dispositions, net of $5.3 million and long-lived asset impairments of $10.2 million.  Combined changes in operating assets and liabilities and in amounts due to/from affiliate, net used $18.1 million in cash and cash paid for deferred drydocking and survey costs was $24.9 million.

Net cash used in operations for the quarter ended March 31, 2019 reflects a net loss of $21.3 million, which includes non-cash depreciation and amortization of $22.9 million, gain on asset dispositions, net of $1.3 million and stock-based compensation expense of $5.6 million.  Combined charges in operating assets and liabilities and in amounts due to/from affiliate, net, provided $3.2 million of cash and cash paid for deferred drydock and survey costs of $12.3 million.

Investing Activities

Net cash provided by investing activities for the quarters ended March 31, 2020 and 2019, was $7.0 million and $6.5 million, respectively. Net cash provided by investing activities for the quarter ended March 31, 2020 primarily reflects the receipt of $9.5 million related to the disposal of nine vessels.  Additions to properties and equipment were comprised of approximately $1.9 million in capitalized upgrades to existing vessels and equipment and $0.5 million for other property and equipment purchases.

Net cash provided by investing activities for the quarter ended March 31, 2019 primarily reflects the receipt of $9.7 million related to the disposal of 16 vessels. Additions to properties and equipment were comprised of approximately $2.2 million in capitalized upgrades to existing vessels and equipment and $0.9 million for other property and equipment purchases.

Financing Activities

Net cash used in financing activities for the quarters ended March 31, 2020 and 2019, was $3.1 million and $3.1 million, respectively.  Net cash used in financing activities for the quarter ended March 31, 2020 included $2.6 million of scheduled semiannual principal payments on Troms offshore debt and $0.5 million of taxes paid to related share-based compensation.

Net cash used in financing activities for the quarter ended March 31, 2019 included $1.3 million of scheduled semiannual principal payments on Troms offshore debt, $1.6 million of taxes paid to related share-based compensation and the repurchase of $0.2 million of New Secured Notes resulting from a tender offer.

Other Liquidity Matters

Contractual Obligations and Other Contingent Commitments

We did not have any material changes in our contractual obligations and commercial commitments since the end of fiscal year 2019. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, for information regarding our contractual obligations and other contingent commitments.

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2019, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Notes (2) and (3) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended March 31, 2020 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (11) of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.       RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, except for the addition of the following risk factors.

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

The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which it impacts our business and operations and ability to preserve our liquidity will depend on the severity, location, and duration of the effects and spread of the pandemic itself, the actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.  As we cannot predict the duration or scope of this pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be both material and long-lasting.

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

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K filed on April 14, 2020, File No. 1-6311).

4.1

Indenture for 8.00% Senior Secured Notes due 2022 among Tidewater Inc., each of the Guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent dated as of July 31, 2017 (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

4.2

Tax Benefits Preservation Plan by and between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, dated as of April 13, 2020, which includes the Form of Certificate of Designations as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K filed on April 14, 2020, File No. 1-6311).

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

Exhibit Number	Description
10.4

Existing Equity Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1- 6311).

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

10.9+*	Form of Retention Bonus Program Letter Agreement.

31.1*

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 11, 2020	/s/ Samuel R. Rubio
Samuel R. Rubio
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and authorized signatory)