Form 10-Q
period 2020-06-30
TIDEWATER INC
filed 2020-07-30
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

40,362,158 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 24, 2020.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	June 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$203,119	$218,290
Restricted cash	19,880	5,755
Trade and other receivables, less allowance for credit losses of $556 as of June 30, 2020 and less allowance for doubtful accounts of $70 as of December 31, 2019.	115,008	110,180
Due from affiliate less allowance for credit losses of $71,959 as of June 30, 2020 and less due from affiliate allowance of $20,083 as of December 31, 2019	65,766	125,972
Marine operating supplies	20,580	21,856
Assets held for sale	29,064	39,287
Prepaid expenses and other current assets	20,350	15,956
Total current assets	473,767	537,296
Net properties and equipment	839,912	938,961
Net deferred drydocking and survey costs	74,585	66,936
Other assets	27,411	36,335
Total assets	$1,415,675	$1,579,528

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,111	$27,501
Accrued costs and expenses	60,993	74,000
Due to affiliates	48,803	50,186
Current portion of long-term debt	9,437	9,890
Other current liabilities	25,815	24,100
Total current liabilities	162,159	185,677
Long-term debt	273,215	279,044
Other liabilities	90,301	98,397

Contingencies (Note 10)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 40,335,963 and 39,941,327 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	40	40
Additional paid-in capital	1,369,645	1,367,521
Accumulated deficit	(481,757)	(352,526)
Accumulated other comprehensive income (loss)	581	(236)
Total stockholders’ equity	888,509	1,014,799
Noncontrolling interests	1,491	1,611
Total equity	890,000	1,016,410
Total liabilities and equity	$1,415,675	$1,579,528

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Vessel revenues	$100,975	$123,641	$212,949	$243,303
Other operating revenues	1,369	2,218	5,763	4,705
	102,344	125,859	218,712	248,008
Costs and expenses:
Vessel operating costs	64,774	80,439	143,599	162,642
Costs of other operating revenues	171	586	2,844	1,350
General and administrative	17,597	23,696	39,017	50,836
Depreciation and amortization	28,144	25,038	55,251	47,970
Long-lived asset impairments	55,482	—	65,689	—
Affiliate credit loss impairment expense	53,581	—	53,581	—
Affiliate guarantee obligation	2,000	—	2,000	—
(Gain) loss on asset dispositions, net	(1,660)	494	(6,991)	(776)
	220,089	130,253	354,990	262,022
Operating loss	(117,745)	(4,394)	(136,278)	(14,014)
Other income (expense):
Foreign exchange gain (loss)	(2,076)	11	(1,212)	(497)
Equity in net earnings of unconsolidated companies	—	95	—	33
Dividend income from unconsolidated company	17,150	—	17,150	—
Interest income and other, net	696	1,859	812	4,329
Interest and other debt costs, net	(5,959)	(7,582)	(12,101)	(15,318)
	9,811	(5,617)	4,649	(11,453)
Loss before income taxes	(107,934)	(10,011)	(131,629)	(25,467)
Income tax (benefit) expense	2,730	5,542	(2,441)	11,372
Net loss	$(110,664)	$(15,553)	$(129,188)	$(36,839)
Net income (loss) attributable to noncontrolling interests	(41)	406	(120)	851
Net loss attributable to Tidewater Inc.	$(110,623)	$(15,959)	$(129,068)	$(37,690)
Basic loss per common share	$(2.74)	$(0.42)	$(3.21)	$(1.01)
Diluted loss per common share	$(2.74)	$(0.42)	$(3.21)	$(1.01)
Weighted average common shares outstanding	40,306	37,571	40,203	37,369
Adjusted weighted average common shares	40,306	37,571	40,203	37,369

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(110,664)	$(15,553)	$(129,188)	$(36,839)
Other comprehensive income:
Change in pension plan and supplemental pension plan liability, net of tax of $0.2 million and $0.2 million, respectively	448	—	$817	—
Total comprehensive loss	$(110,216)	$(15,553)	$(128,371)	$(36,839)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
Operating activities:
Net loss	$(129,188)	$(36,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,271	38,582
Amortization of deferred drydocking and survey costs	20,980	9,388
Amortization of debt premium and discounts	1,357	(1,019)
Provision for deferred income taxes	206	6
Gain on asset dispositions, net	(6,991)	(776)
Affiliate credit loss impairment expense	53,581	—
Affiliate guarantee obligation	2,000	—
Long-lived asset impairments	65,689	—
Changes in investments in unconsolidated companies	—	381
Compensation expense - stock-based	2,736	9,215
Changes in assets and liabilities, net:	—
Trade and other receivables	(4,991)	(10,921)
Changes in due to/from affiliate, net	3,242	15,080
Accounts payable	(10,390)	(7,769)
Accrued costs and expenses	(13,007)	(4,977)
Cash paid for deferred drydocking and survey costs	(28,964)	(28,688)
Other, net	(3,354)	(2,386)
Net cash used in operating activities	(12,823)	(20,723)
Cash flows from investing activities:
Proceeds from sales of assets	20,906	20,566
Additions to properties and equipment	(4,075)	(8,873)
Net cash provided by investing activities	16,831	11,693
Cash flows from financing activities:
Principal payments on long-term debt	(4,742)	(3,792)
Taxes on share based awards	(612)	(1,760)
Other	—	1
Net cash used in financing activities	(5,354)	(5,551)
Net change in cash, cash equivalents and restricted cash	(1,346)	(14,581)
Cash, cash equivalents and restricted cash at beginning of period	227,608	397,744
Cash, cash equivalents and restricted cash at end of period (A)	$226,262	$383,163
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,734	16,293
Income taxes	$6,461	7,754
(A)	Cash, cash equivalents and restricted cash at June 30, 2020 includes $3.3 million in long-term restricted cash.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2020	$40	1,368,325	(371,134)	133	1,532	998,896
Total comprehensive loss	—	—	(110,623)	448	(41)	(110,216)
Amortization/cancellation of restricted stock units	—	1,320	—	—	—	1,320
Balance at June 30, 2020	$40	1,369,645	(481,757)	581	1,491	890,000

Balance at March 31, 2019	$37	1,356,436	(232,514)	2,194	1,532	1,127,685
Total comprehensive loss	—	—	(15,959)	—	406	(15,553)
Issuance of common stock from exercise of warrants	1	—	—	—	—	1
Amortization/cancellation of restricted stock units	—	3,406	—	—	—	3,406
Balance at June 30, 2019	$38	1,359,842	(248,473)	2,194	1,938	1,115,539

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2019	$40	1,367,521	(352,526)	(236)	1,611	1,016,410
Total comprehensive loss	—	—	(129,068)	817	(120)	(128,371)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Amortization/cancellation of restricted stock units	—	2,124	—	—	—	2,124
Balance at June 30, 2020	$40	1,369,645	(481,757)	581	1,491	890,000

Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(37,690)	—	851	(36,839)
Issuance of common stock from exercise of warrants	1	1	—	—	—	2
Amortization/cancellation of restricted stock units	—	7,453	—	—	—	7,453
Balance at June 30, 2019	$38	1,359,842	(248,473)	2,194	1,938	1,115,539

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Activity in the allowance for credit losses for the six months ended June 30, 2020 is as follows:

	Trade	Due
	and	from
(In thousands)	Other Receivables	Affiliate
Balance at January 1, 2020	$70	$20,083
Cumulative effect adjustment upon adoption of standard	163	—
Current period provision for expected credit losses	323	53,581
Other	—	(1,705)
Balance at June 30, 2020	$556	$71,959

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2020, we had $5.7 million and $0.6 million of deferred mobilization costs included within other current assets and other assets, respectively.

At June 30, 2020 we have $0.5 million of deferred mobilization revenue, included within other current liabilities, related to unsatisfied performance obligations of which $0.1 million will be recognized during the remainder of 2020, $0.2 million will be recognized during 2021 and the remainder recognized during 2022.

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss) (OCI)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Balance	Gains/(losses)	Remaining	Balance	Gains/(losses)	Remaining
	at	recognized	balance	at	recognized	balance
(In thousands)	3/31/20	in OCI	6/30/20	3/31/2019	in OCI	6/30/19
Pension benefits	$133	448	581	$2,194	—	2,194

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
	Balance	Gains/(losses)	Remaining	Balance	Gains/(losses)	Remaining
	at	recognized	balance	at	recognized	balance
(In thousands)	12/31/19	in OCI	6/30/20	12/31/18	in OCI	6/30/19
Pension benefits	(236)	817	581	2,194	—	2,194

Dilutive Equity Instruments

We had 2,402,241 and 3,997,084 incremental "in-the-money" warrants and restricted stock units at June 30, 2020 and 2019, respectively, which are as follows:

Total shares outstanding including warrants and restricted stock units	June 30, 2020	June 30, 2019
Common shares outstanding	40,335,963	37,845,158
New creditor warrants (strike price $0.001 per common share)	817,742	2,034,235
GulfMark creditor warrants (strike price $0.01 per common share)	952,154	1,683,147
Restricted stock units	632,345	279,702
Total	42,738,204	41,842,242

We also had 5,923,399 shares of “out-of-the-money” warrants outstanding at June 30, 2020 and 2019, respectively. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively.

Tax Benefits Preservation Plan

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

The rights will expire on the earliest of (i) the close of business on April 13, 2023, (ii) the time at which the rights are redeemed or exchanged, or (iii) the time at which the Board determines that the Tax Attributes are fully utilized, expired, no longer necessary or become limited under Section 382.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter and six months ended June 30, 2020, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2019, our balance sheet reflected approximately $101.3 million of net deferred tax assets with a valuation allowance of $103.5 million. As of June 30, 2020, we had net deferred tax assets of approximately $105.7 million prior to a valuation allowance analysis.

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

On the basis of this evaluation, a valuation allowance of $108.1 million has been recorded against net deferred tax assets which are more likely than not to be unrealized.  The amount of deferred tax assets considered realizable could be adjusted if future estimates of U.S. taxable income change, or if objective negative evidence in the form of cumulative losses is no longer present and subjective evidence, such as financial projections for future growth and tax planning strategies, are given additional weight.

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

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	June 30, 2020	December 31, 2019
Due from related parties:
Sonatide (Angola)	$47,353	$89,246
DTDW (Nigeria)	18,413	36,726
	65,766	125,972
Due to related parties:
Sonatide (Angola)	$30,390	$31,475
DTDW (Nigeria)	18,413	18,711
	48,803	50,186
Due from related parties, net of due to related parties	$16,963	$75,786

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide.

Six Months
Ended
(In thousands)	June 30, 2020
Due from Sonatide at December 31, 2019	$89,246
Revenue earned by the company through Sonatide	23,910
Less amounts received from Sonatide	(16,501)
Less amounts used to offset due to Sonatide obligations (A)	(8,145)
Affiliate credit loss impairment expense	(41,500)
Other	343
Total due from Sonatide at June 30, 2020	$47,353

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas.  In late 2019, we were informed that, as part of a broad privatization program, Sonangol, our partner in Sonatide, intends to seek to divest itself from the Sonatide joint venture.

In the second quarter of 2020 Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.9 million and we received $17.1 million.  All of our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in the Sonatide joint venture had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to the Sonatide joint venture.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at June 30, 2020 was approximately $17.0 million. Sonatide had approximately $6.9 million of cash on hand (approximately $1.2 million denominated in Angolan kwanzas) at June 30, 2020 plus approximately $18.6 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for possible additional impairment in future periods based in part on available liquidity held by Sonatide. On June 30, 2020, we recorded a $41.5 million credit loss impairment expense.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on our behalf.

Six Months
Ended
(In thousands)	June 30, 2020
Due to Sonatide at December 31, 2019	$31,475
Plus additional commissions payable to Sonatide	2,265
Plus amounts paid by Sonatide on behalf of the company	4,843
Less amounts used to offset due from Sonatide obligations (A)	(8,145)
Other	(48)
Total due to Sonatide at June 30, 2020	$30,390

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

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

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues of Angolan operations (in thousands)	$12,289	$14,272	$24,426	$29,670
Percent of consolidated vessel revenues	12%	12%	11%	12%
Number of company owned vessels in Angola	26	32	27	34
Number of stacked company owned vessels in Angola	9	13	10	14

Amounts due from DTDW (Nigeria)

We own 40% of the DTDW joint venture in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $5.6 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which our partner receives a commission.  As of

June 30, 2020, we had only one company owned vessel operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the Covid pandemic and resulting oil price reduction caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long term debt.  In the June 2020 DTDW board meeting neither of the DTDW partners indicated willingness to contribute additional funds to DTDW to meet its obligations.  Therefore, we have recorded affiliate credit loss impairment expense for the entire net due from DTDW balance as of June 30, 2020 totaling $12.1 million.  In addition, based on our analysis we have determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee.

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. The pension plan was frozen during 2010.  We did not contribute to the pension plan during the three and six months ended June 30, 2020 and 2019, and we are not required to contribute to the pension plan during the remaining quarters of calendar year 2020; however, we may, at our discretion, make contributions to the pension plan in order to manage our plan expenses.  Actuarial valuations are performed annually and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010, that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan.  We contributed $0.4 million and $0.8 million during the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019, respectively. We expect to contribute $0.8 million to the supplemental plan during the remainder of 2020. Our obligations under the supplemental plan were $21.2 million and $21.4 million as of June 30, 2020 and December 31, 2019, respectively, and are included in “accrued costs and expenses” and “other liabilities” on the consolidated balance sheet.

Other Defined Benefit Pension Plans

We also have defined benefit pension plans that cover certain Norwegian citizen employees and other employees who are permanent residents of Norway. Benefits are based on years of service and employee compensation. Our contributions to the Norwegian defined benefit pension plans during 2020 and 2019, were immaterial and we expect that any contributions for the remainder of calendar year 2020 will be immaterial. Substantially, all of our Norwegian employees were transferred from our defined benefit pension plans into a defined contribution plan during the first quarter of 2020.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pension Benefits:
Service cost	$(26)	$(44)	$14	$12
Interest cost	2,273	914	2,498	1,847
Expected return on plan assets	(2,058)	(513)	(2,094)	(1,076)
Administrative expenses	(11)	(3)	12	7
Settlement loss	323	21	831	92
Amortization of net actuarial losses	35	—	(9)	—
Net periodic pension cost	$536	$375	$1,252	$882

(9)	DEBT

The following is a summary of all debt outstanding:

	June 30,	December 31,
(In thousands)	2020	2019
Secured notes:
8.00% Senior secured notes due August 2022 (A) (B)	$224,793	$224,793
Troms Offshore borrowings (C):
NOK denominated notes due May 2024	8,410	10,260
NOK denominated notes due January 2026	17,533	20,788
USD denominated notes due January 2027	19,044	20,273
USD denominated notes due April 2027	20,239	21,545
	$290,019	$297,659
Debt premiums and discounts, net	(7,367)	(8,725)
Less: Current portion of long-term debt	(9,437)	(9,890)
Total long-term debt	$273,215	$279,044

(A)	As of June 30, 2020 and December 31, 2019 the fair value (Level 2) of the Secured Notes was $202.3 million and $237.6 million, respectively.
(B)

The $19.9 million restricted cash on the balance sheet at June 30, 2020, represents approximately 65% of net proceeds from asset dispositions since the date of the last tender offer and is restricted by the terms of the Indenture.

(C)

We pay principal and interest on these notes semi-annually.  As of June 30, 2020 and December 31, 2019, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $65.2 million and $72.9 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of June 30, 2020 was 5.0%.

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

Cash Equivalents.  Our cash equivalents, which are securities with maturities less than 90 days, are held in money market funds, commercial paper or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.  As of June 30, 2020 and December 31, 2019, we had $226.3 and $227.6 million of cash equivalents.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED COSTS AND EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Our property and equipment consist primarily of 146 active vessels, which excludes the 46 vessels we have classified as held for sale, located around the world.

A summary of properties and equipment at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Properties and equipment:
Vessels and related equipment	$969,360	$1,051,558
Other properties and equipment	16,234	13,119
	985,594	1,064,677
Less accumulated depreciation and amortization	145,682	125,716
Properties and equipment, net	$839,912	$938,961

A summary of accrued cost and expenses is as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Payroll and related payables	$16,229	$16,351
Accrued vessel expenses	22,462	38,383
Accrued interest expense	4,485	4,570
Other accrued expenses	17,817	14,696
	$60,993	$74,000

A summary of other current liabilities at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Taxes payable	$19,498	$18,661
Other	6,317	5,439
	$25,815	$24,100

A summary of other liabilities at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Pension liabilities	$30,688	$32,545
Liability for uncertain tax positions	44,377	48,577
Deferred tax liability	2,791	2,571
Other	12,445	14,704
	$90,301	$98,397

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and six months ended June 30, 2020 and 2019. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Vessel revenues:
Americas	$34,044	$35,199	$65,903	$70,477
Middle East/Asia Pacific	23,983	20,449	48,811	40,905
Europe/Mediterranean	20,620	35,027	50,111	63,585
West Africa	22,328	32,966	48,124	68,336
Other operating revenues	1,369	2,218	5,763	4,705
	$102,344	$125,859	$218,712	$248,008
Vessel operating profit (loss):
Americas	$4,505	$2,900	$3,341	$1,870
Middle East/Asia Pacific	599	(2,127)	(257)	(3,289)
Europe/Mediterranean	(1,750)	2,824	(203)	(493)
West Africa	(3,984)	3,099	(8,847)	11,214
Other operating profit	1,198	1,625	2,919	3,330
	$568	$8,321	$(3,047)	$12,632
Corporate expenses	(8,910)	(12,221)	(18,952)	(27,422)
Long-lived asset impairments	(55,482)	(494)	(65,689)	776
Affiliate credit loss impairment expense	(53,581)	—	(53,581)	—
Affiliate guarantee obligation	(2,000)	—	(2,000)	—
Gain on asset dispositions, net	1,660	—	6,991	—
Operating loss	$(117,745)	$(4,394)	$(136,278)	$(14,014)
Depreciation and amortization:
Americas	$8,073	$6,515	$15,569	$12,776
Middle East/Asia Pacific	5,645	5,319	11,172	9,769
Europe/Mediterranean	6,793	7,741	13,612	15,187
West Africa	6,750	5,100	13,154	9,543
Corporate	883	363	1,744	695
	$28,144	$25,038	$55,251	$47,970
Additions to properties and equipment:
Americas	$—	$206	$—	$604
Middle East/Asia Pacific	503	2,180	1,183	3,639
Europe/Mediterranean	486	601	926	722
West Africa	(73)	1,340	678	1,583
Corporate	710	1,430	1,288	2,325
	$1,626	$5,757	$4,075	$8,873

The following table provides a comparison of total assets at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(In thousands)	2020	2019
Total assets:
Americas	$350,376	$375,297
Middle East/Asia Pacific	243,519	270,413
Europe/Mediterranean	327,827	358,943
West Africa	280,018	376,087
Corporate	213,935	198,788
	$1,415,675	$1,579,528

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans and made accruals of expected costs to abandon the duplicate office facilities in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland with the final lease agreement ending in October 2026. Activity for the lease exit and severance liabilities for the six months ended June 30, 2020 and 2019 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2019	$4,109	$272	$4,381
General and administrative charges	135	250	385
Cash payments	(459)	(416)	(875)
Balance at June 30, 2020	$3,785	$106	$3,891

Activity for the lease exit and severance liabilities for the six months ended June 30, 2019 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2018	$6,468	$285	$6,753
General and administrative charges	109	3,836	3,945
Cash payments	(1,426)	(3,916)	(5,342)
Balance at June 30, 2019	$5,151	$205	$5,356

(15)ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

 In the fourth quarter of 2019, we evaluated our fleet for vessels to be considered for disposal and identified 46 vessels to be classified as held for sale.  In the second quarter of 2020, we identified 22 additional vessels to be sold.  The second quarter determination was largely a result of a worldwide downturn in the oil and gas industry precipitated by a global pandemic.  In the first quarter of 2020, we sold 8 vessels that were held for sale and revalued the remaining 38 vessels to estimated net realizable value recording additional impairment expense of $10.2 million.  In the second quarter of 2020, we sold 14 vessels that were held for sale and revalued the remaining 24 vessels to net realizable value recording additional impairment expense of $5.6 million.  At June 30, 2020, when we identified the additional 22 vessels to be reclassified as assets held for sale, we recognized impairment expense of $49.9 million associated with those vessels.  See the following table for activity in our assets held for sale account:

(in thousands, except for number of vessels data)	Number of Vessels	Three Months Ended March 31, 2020	Number of Vessels	Three Months Ended June 30, 2020	Number of Vessels	Six Months Ended June 30, 2020
Beginning balance	46	$39,287	38	$26,142	46	$39,287
Additions	—		22	15,930	22	15,930
Sales	(8)	(2,938)	(14)	(7,407)	(22)	(10,345)
Additional impairment	—	(10,207)	—	(5,601)	—	(15,808)
Ending balance	38	$26,142	46	$29,064	46	$29,064

We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be scrapped or sold.  We determined the fair value of the vessels held for sale using three methodologies depending on the vessel and on our planned method of disposition.  We designated certain vessels to be scrapped and valued those vessels using scrap yard pricing schedules based on dollars per ton.  Other vessels were valued based on sales agreements or using comparative sales in the marketplace reduced by 10% to factor in the effects of completing a quick sale within the next twelve months.  We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

In 2020, we have sold 25 vessels, 22 of which were classified as assets held for sale and three of which were sold from the active fleet.  We recognized gains on the asset sales of $5.3 million in the first quarter, $1.7 million in the second quarter and $7.0 million combined for the six months ended June 30, 2020.

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first quarter of 2020.  With respect to our particular sector, the COVID-19 pandemic has resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries have struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Combined, these conditions have adversely affected our operations and business beginning in the latter part of the first quarter of 2020 and continuing throughout the second quarter of 2020.  We expect our operations and business in the remainder of 2020 to continue to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

We consider these events to be indicators that the value of our active offshore vessel fleet may be impaired.  As a result, as of March 31, 2020 and June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups.  We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

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

At June 30, 2020, we owned 192 vessels (excluding 3 joint venture vessels), 146 of which are available to serve the global energy industry and 46 of which are available for immediate sale. The average age of our 146 active vessels at June 30, 2020 is 10.1 years.

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

Insurance costs are dependent on a variety of factors, including our safety record and pricing in the insurance markets, and can fluctuate over time. Our vessels are generally insured for up to their estimated fair market value in order to cover damage or loss.  We also purchase coverage for potential liabilities stemming from third-party losses with limits that we believe are reasonable for our operations, but do not generally purchase business interruption insurance or similar coverage. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

Sonatide Joint Venture (Angola)

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars.  The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared.  In late 2019, we were informed that, as part of a broad privatization program, Sonangol intends to seek to divest itself from the Sonatide joint venture.

In the second quarter of 2020, Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.9 million and we received $17.1 million.  All of our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in the Sonatide joint venture had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to the Sonatide joint venture.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.  On June 30, 2020, we recorded a $41.5 million affiliate credit loss impairment expense.

Refer to Note (7) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Sonatide joint venture.

DTDW Joint Venture (Nigeria)

We own 40% of the DTDW joint venture in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $5.6 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which our partner receives a commission.  As of June 30, 2020, we had only one company owned vessel operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the Covid pandemic and resulting oil price reduction caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long term debt.  In the June 2020 DTDW board meeting neither of the DTDW partners indicated willingness to contribute additional funds to DTDW to meet its obligations.  Therefore, we have recorded an affiliate credit loss impairment expense for the entire net due from DTDW balance as of June 30, 2020 totaling $12.1 million.  In addition, based on our analysis we have determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee.

Refer to Note (7) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Nigeria joint venture.

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

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first half of 2020.

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

Combined, these conditions adversely affected our operations and business beginning in late March 2020 and continuing through the second quarter of 2020 and we expect our operations and business during the remainder of 2020 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

As the pandemic has spread throughout the world, its impact on one or more of our locations, including our vessels, has affected our operations.  We have implemented various protocols for both onshore and offshore personnel in efforts to limit this impact, but there is no assurance that those efforts will be fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel continue to work remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue.  We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions are expected to continue despite our efforts at mitigating them.  To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings.

The effect on our business includes lockdowns of shipyards where we have vessels performing drydocks which will delay vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and delays affect approximately 19% of our 2020 contracts with durations in excess of three months which typically comprise over 90% of our contractual revenue.  It is possible that there will be additional cancellations or delays.

As a company, we have undertaken the following temporary measures to assist us in weathering the COVID 19 pandemic and allow us to recover as soon as possible:

•

Planned capital and dry dock expenditures tied to contracts referenced above will be temporarily delayed or cancelled.  As a result of the ongoing contract cancellations and delays we have postponed drydocks expected to cost approximately $28.0 million in 2020.  It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of any additional cancellations or delays.

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

We consider these events to be indicators that the value of our offshore vessel fleet may be impaired.  As a result, in the first quarter of 2020 we performed a Step 1 evaluation of our offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluation did not indicate impairment of any of our asset groups.  Our evaluation did, however, identify one asset group with a net book value of approximately $40.0 million where the undiscounted future net cash flows total was within 10% of the net book value of that asset group as of March 31, 2020. In the second quarter of 2020, we identified 22 vessels in our active fleet that were designated as assets held for sale.  Several of the identified vessels were in the asset group that had indications of potential impairment at March 31, 2020.  In conjunction with reclassifying the vessels to assets held for sale and revaluing the vessels’ carrying value to net realizable value, we recorded $49.9 million of impairment expense. In addition, at June 30, 2020, we performed another Step 1 impairment evaluation of our offshore fleet and did not identify any asset groups that had carrying values in excess of undiscounted future net cash flows. We also did not identify any asset group that had undiscounted future net cash flows within 10% of the net book value of that asset group. The eventual impact of the oil price reduction and the COVID 19 pandemic on our future operations is not known.  Depending on the severity of the impact, our expected cash flows in future periods could indicate impairment of one or more asset groups in our vessel fleet. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations – Three Months Ended June 30, 2020 compared to June 30, 2019

Revenues for the quarters ended June 30, 2020 and 2019, were $102.3 million and $125.9 million, respectively.  The decrease in revenue is primarily due to decreases in our West Africa segment, with 8 less active vessels and our Europe/Mediterranean segment, with 14 less active vessels. Both segments were significantly affected by the decrease in demand caused by the pandemic.  Overall, we had 25 less average active vessels in the second quarter of 2020 than in the second quarter of 2019.  Active utilization decreased from 79.3% in 2019 compared to 74.5% in 2020.

Vessel operating costs for the quarters ended June 30, 2020 and 2019, were $64.8 million and $80.4 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 25 less active vessels in our fleet in the first quarter 2020 largely due to the downturn caused by the pandemic.

Depreciation and amortization expense for the quarters ended June 30, 2020 and 2019, was $28.1 million and $25.0 million, respectively. The decrease in depreciation from the sale in 2019 of over 40 vessels and the reclassification of an additional 46 vessels at year end 2019 from property and equipment to assets held for sale was more than offset by the increase in amortization expense related to deferred drydock expenditures.

General and administrative expenses for the quarters ended June 30, 2020 and 2019, were $17.6 million and $23.7 million, respectively.  The decrease is primarily due to decreased personnel and benefit costs related to the significant restructuring of our executive management and corporate administrative functions in 2019 and cost cutting measures being implemented due to the current downturn.

Included in gain on asset dispositions, net for the quarter ended June 30, 2020, are $1.7 million of net gains from the disposal of 16 vessels and other assets. During the quarter ended June 31, 2019, we recognized losses of $0.5 million related to the disposal of 18 vessels and other assets.

In the three months ended June 30, 2020 we recorded $55.5 million of impairment expense related to valuation of our assets held for sale, $53.6 million affiliate credit loss impairment expense relating to the valuation of our net receivables from our joint ventures in Africa and $2.0 million of impairment related to a guarantee of long term debt of one of our African joint ventures.

We recorded $17.1 million of dividend income from one of our African joint ventures in the three months ended June 30, 2020.

In November 2019, we paid down $125.0 million of our Senior Notes.  This reduced our interest expense by $1.6 million for the three months ended June 30. 2020 compared to the three months ended June 30, 2019.  In addition, the reduction in cash plus a reduction in interest rates received on our cash balances reduced our interest income by $1.2 million for the same period.

During the quarter ended June 30, 2020 we recognized foreign exchange losses of $2.0 million and during the quarter ended June 30, 2019 we recognized de minimis foreign exchange gains.

The tax expense for the three months ending June 30, 2020 was $2.7 million compared to $5.5 million for the three months ending June 30,2019.  The decrease is due to lower income.

Results of Operations – Six Months Ended June 30, 2020 compared to June 30, 2019

Revenues for the six months ended June 30, 2020 and 2019, were $218.7 million and $248.0 million, respectively.  The decrease in revenue is primarily due to decreases in our West Africa segment, with 9 less active vessels and our Europe/Mediterranean segment, with 10 less active vessels. Both segments were significantly affected by the decrease in demand caused by the pandemic. Overall, we had 20 less average active vessels in the six months ended June 30, 2020 than in the six months ended June 30, 2019.  Active utilization decreased from 79.9% in 2019 compared to 76.6% in 2020.

Vessel operating costs for the six months ended June 30, 2020 and 2019, were $143.6 million and $162.6 million, respectively. decrease is primarily due to a decrease in vessel activity, as we have 20 less active vessels in our fleet in the six months of 2020.

Depreciation and amortization expense for the six months ended June 30, 2020 and 2019, was $55.3 million and $48.0 million, respectively. The decrease in depreciation from the sale in 2019 of over 40 vessels and the reclassification at year end 2019 of an additional 46 vessels from property and equipment to assets held for sale was more than offset by the increase in amortization expense related to deferred drydock expenditures.

General and administrative expenses for the six months ended June 30, 2020 and 2019, were $39.0 million and $50.8 million, respectively.  The decrease is primarily due to decreased personnel and benefit costs related to the significant restructuring of our executive management and corporate administrative functions in 2019 and cost cutting measures being implemented due to the current downturn.

Included in gain on asset dispositions, net for the six months ended June 30, 2020, are $7.0 million of net gains from the disposal of 25 vessels and other assets. During the six months ended June 31, 2019, we recognized net gains of $0.8 million related to the disposal of 34 vessels and other assets.

In the six months ended June 30, 2020 we recorded $65.7 million of impairment expense related to valuation of our assets held for sale, $53.6 million affiliate credit loss impairment expense relating to the valuation of our net receivables from our joint ventures in Africa and $2.0 million of impairment related to a guarantee of long term debt of one of our African joint ventures.

We recorded $17.1 million of dividend income from one of our African joint ventures in the six months ended June 30, 2020.

In November 2019, we paid down $125.0 million of our Senior Notes.  This reduced our interest expense by $3.2 million for the six months ended June 30. 2020 compared to the six months ended June 30, 2019.  In addition, the reduction in cash plus a reduction in interest rates received on our cash balances reduced our interest income by $3.5 million for the same period.

During the six months ended June 30, 2020 we recognized foreign exchange losses of $1.2 million and during the six months ended June 30, 2019 we recognized foreign exchange losses of $0.5 million.

The tax benefit for the six months ending June 30, 2020 was $2.4 million compared to a tax expense of $11.4 million for the six months ending June 30,2019.  The decrease in expense is related to changes in tax laws (primarily Cares Act refund) and also change in income.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(In thousands)		%		%		%		%
Vessel revenues:
Americas	$34,044	34%	$35,199	28%	$65,903	31%	$70,477	29%
Middle East/Asia Pacific	23,983	24%	20,449	17%	48,811	23%	40,905	17%
Europe/Mediterranean	20,620	20%	35,027	28%	50,111	24%	63,585	26%
West Africa	22,328	22%	32,966	27%	48,124	23%	68,336	28%
Total vessel revenues	$100,975	100%	$123,641	100%	$212,949	100%	$243,303	100%
Vessel operating costs:
Americas:
Crew costs	$13,138	39%	$16,008	45%	$27,324	41%	$33,107	47%
Repair and maintenance	1,703	5%	2,328	7%	3,874	6%	5,948	8%
Insurance	427	1%	(1,118)	(3)%	844	1%	(378)	(1)%
Fuel, lube and supplies	1,373	4%	2,115	6%	3,988	6%	4,561	7%
Other	1,956	6%	2,772	8%	4,629	7%	5,543	8%
	$18,597	55%	$22,105	63%	$40,659	62%	$48,781	69%
Middle East/Asia Pacific:
Crew costs	$8,726	36%	$8,986	44%	$18,811	39%	$17,613	43%
Repair and maintenance	2,196	9%	1,673	8%	4,782	10%	3,254	8%
Insurance	739	3%	186	1%	1,330	3%	776	2%
Fuel, lube and supplies	1,405	6%	2,350	12%	4,070	8%	4,685	11%
Other	2,412	10%	1,844	9%	4,108	8%	3,577	9%
	$15,478	55%	$15,039	74%	$33,101	68%	$29,905	73%
Europe/Mediterranean :
Crew costs	$9,707	47%	$13,001	37%	$21,403	43%	$26,060	41%
Repair and maintenance	1,278	6%	3,914	11%	4,419	9%	6,491	10%
Insurance	420	2%	693	2%	851	2%	1,253	2%
Fuel, lube and supplies	924	4%	1,314	4%	2,022	4%	3,205	5%
Other	1,547	8%	2,902	8%	4,069	8%	5,897	9%
	$13,876	67%	$21,824	62%	$32,764	65%	$42,906	67%
West Africa:
Crew costs	$7,120	32%	$9,196	28%	$15,640	32%	$18,555	27%
Repair and maintenance	1,479	7%	2,996	9%	4,179	9%	4,919	7%
Insurance	424	2%	989	3%	770	2%	1,277	2%
Fuel, lube and supplies	2,681	12%	2,672	8%	6,055	13%	5,346	8%
Other	5,119	23%	5,618	17%	10,431	22%	10,953	16%
	$16,823	75%	$21,471	65%	$37,075	77%	$41,050	60%
Vessel operating costs:
Crew costs	$38,691	38%	$47,191	38%	$83,178	39%	$95,335	39%
Repair and maintenance	6,656	7%	10,911	9%	17,254	8%	20,612	9%
Insurance	2,010	2%	750	1%	3,795	2%	2,928	1%
Fuel, lube and supplies	6,383	6%	8,451	7%	16,135	8%	17,797	7%
Other	11,034	11%	13,136	10%	23,237	11%	25,970	11%
Total vessel operating costs	$64,774	64%	$80,439	65%	$143,599	67%	$162,642	67%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(In thousands)		%		%		%		%
Segment general and administrative expenses:
Americas	$2,869	8%	$3,679	10%	$6,334	10%	$7,051	10%
Middle East/Asia Pacific	2,261	9%	2,218	11%	4,795	10%	4,521	11%
Europe/Mediterranean	1,700	8%	2,638	8%	3,938	8%	5,984	9%
West Africa	2,741	12%	3,297	10%	6,742	14%	6,529	10%
Total segment general and administrative expenses	$9,571	9%	$11,832	10%	$21,809	10%	$24,085	10%

The following table presents segment depreciation and amortization expense by our four geographic segments, the related segment vessel depreciation and amortization expense as a percentage of segment vessel revenues, total segment depreciation and amortization expense and the related total segment depreciation and amortization expense as a percentage of total vessel revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(In thousands)		%		%		%		%
Segment depreciation and amortization expense:
Americas	$8,073	24%	$6,515	19%	$15,569	24%	$12,776	18%
Middle East/Asia Pacific	5,645	24%	5,319	26%	11,172	23%	9,769	24%
Europe/Mediterranean	6,793	38%	7,741	22%	13,612	27%	15,187	24%
West Africa	6,750	24%	5,100	15%	13,154	27%	9,543	14%
Total segment depreciation and amortization expense	$27,261	27%	$24,675	20%	$53,507	25%	$47,275	19%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(In thousands)		%		%		%		%
Vessel operating profit (loss):
Americas	$4,505	4%	$2,900	2%	$3,341	2%	$1,870	1%
Middle East/Asia Pacific	599	1%	(2,127)	(1)%	(257)	0%	(3,289)	(1)%
Europe/Mediterranean	(1,750)	(2%)	2,824	2%	(203)	0%	(493)	0%
West Africa	(3,984)	(4%)	3,099	3%	(8,847)	(4%)	11,214	5%
Other operating profit	1,198	1%	1,625	1%	2,919	1%	3,330	1%
	568	1%	8,321	7%	(3,047)	(1%)	12,632	5%
Corporate expenses	(8,910)	(9%)	(12,221)	(10)%	(18,952)	(9%)	(27,422)	(11)%
Gain on asset dispositions, net	1,660	2%	(494)	0%	6,991	3%	776	0%
Affiliate credit loss impairment expense	(53,581)	(52%)	—	0%	(53,581)	(24%)	—	0%
Affiliate guarantee obligation	(2,000)	(2%)	—	0%	(2,000)	(1%)	—	0%
Long-lived asset impairments	(55,482)	(54%)	—	0%	(65,689)	(30%)	—	0%
Operating loss	$(117,745)	(115%)	$(4,394)	(3%)	$(136,278)	(62%)	$(14,014)	(6%)

Results for three months ended June 30, 2020 compared to June 30, 2019

Americas Segment Operations. Vessel revenues in the Americas segment decreased 3%, or $1.2 million, during the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019. This decrease is primarily the result of less demand due to the pandemic.  We had 5 less active vessels in the quarter ended March 31, 2020 than the comparable prior year period.

Vessel operating profit for the Americas segment for the quarter ended June 30, 2020 was $4.5 million, which was $1.6 million more than the operating profit for the quarter ended June 30, 2019. The higher operating profit was due to a $3.5 million decrease in operating expenses, resulting from intensive cost saving measures taken in the second quarter of 2020 in response to the effect of the pandemic and a $0.8 million reduction in general and administrative costs primarily due to our ongoing cost saving initiatives as we react to the current downturn.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 17%, or $3.5 million, during the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019. Active utilization for the quarter ended June 30, 2020 increased to 75.9% from 74.7%, average day rates increased almost 10% and average active vessels in the segment increased by two vessels.

The Middle East/Asia Pacific segment reported an operating profit of $0.6 million for the quarter ended June 30, 2020, compared to an operating loss of $2.1 million for the quarter ended June 30, 2019 primarily due to increased revenue.  The current downturn to this point has not impacted this segment’s results.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 41%, or $14.4 million, during the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019.  The decreased revenue was primarily attributable to 14 less active vessels.  Average day rates during these same periods decreased 2% because of decreased demand, effected by the pandemic, for vessels in the North Sea and Mediterranean. Active utilization increased two percentage points during the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019.

The Europe/Mediterranean segment reported an operating loss of $1.8 million for the quarter ended June 30, 2020, compared to an operating profit of $2.8 million for the quarter ended June 30, 2019 due to decreased revenue partially offset by $7.9 million in decreased operating costs, primarily due to lower personnel and repair and maintenance costs.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 32% or $10.6 million, during the quarter ended June 30, 2020, as compared to the quarter ended June 30, 2019. The West Africa active vessel fleet decreased by 8 vessels during the comparative periods. West Africa segment active utilization decreased as well from 76% during the second quarter of 2019 to 55% during the second quarter of 2020. Average day rates increased 13 percent due to the change in the mix of remaining contracts.  The decreases in revenue are almost entirely the result of lower demand caused by the effect of the pandemic.

Vessel operating profit for the West Africa segment decreased from $3.1 million for the quarter ended June 30, 2019 to an operating loss of $4.0 million in the quarter ended June 30, 2020 primarily due to decreased revenue, partially offset by lower operating costs.

Results for six months ended June 30, 2020 compared to June 30, 2019

Americas Segment Operations. Vessel revenues in the Americas segment decreased 6%, or $4.6 million, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease is primarily the result of lower demand caused by the effect of the pandemic.  The segment has four less vessels operating in the first six months of 2020 compared to the same period in 2019.

Vessel operating profit for the Americas segment for the six months ended June 30, 2020 was $3.3 million, which was $1.5 million more than the operating profit for the six months ended June 30, 2019.  This was primarily due to $8.1 million less operating costs resulting from the decrease in vessel activity due to the pandemic and $0.7 million lower general and administrative costs due to ongoing cost saving efforts.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 19%, or $7.9 million, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This segment had three more vessels operating in the first six months of 2020 compared to the same period in 2019. Active utilization for the six months ended June 30, 2020 increased from 75.6% to 76.8%, and average day rates increased by nine percent.

The Middle East/Asia Pacific segment reported an operating loss of $0.3 million for the six months ended June 30, 2020, compared to an operating loss of $3.3 million for the six months ended June 30, 2019 primarily due to increased revenue.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 21%, or $13.5 million, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.  The segment has 10 less vessels operating in the first six months of 2020 compared to the same period in 2019. The reduction is due mainly to the effects of the pandemic.  Average day rates during these same periods increased 5% and active utilization increased three percentage points during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The Europe/Mediterranean segment reported an operating loss of $0.2 million for the six months ended June 30, 2020, compared to an operating loss of $0.5 million for the six months ended June 30, 2019.  This is due mainly to the lower revenue offset somewhat with lower operating costs associated with the lower vessel activity and lower general and administrative costs resulting from our ongoing cost reduction efforts.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 30% or $20.2 million, during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The West Africa active vessel fleet decreased by 9 vessels during the comparative periods. West Africa segment active utilization decreased as well from 76.4% to 61.5% primarily due to the effects of the pandemic, but day rates increased by five percent due to the change in the mix of contracts.

The West Africa segment reported an operating loss of $8.8 million for the six months ended June 30, 2020 compared to an operating profit of $11.2 million in the six months ended June 30, 2019 primarily due to decreased revenue. This segment had the most negative impact from the pandemic due to significant contract cancellations.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but do not include vessels owned by joint ventures (3 and 4 vessels at June 30, 2020 and 2019, respectively). Active utilization is calculated on active vessels (which excludes vessels held for sale).  Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
SEGMENT STATISTICS:
Americas fleet:
Utilization	58.3%	54.5%	57.7%	51.1%
Active utilization	88.6%	82.3%	87.1%	84.8%
Average vessel day rates	12,865	12,341	12,355	11,871
Average total vessels	50	58	51	64
Average stacked vessels	(17)	(20)	(17)	(26)
Average active vessels	33	38	34	38

Middle East/Asia Pacific fleet:
Utilization	63.0%	61.6%	63.0%	61.5%
Active utilization	75.9%	74.7%	76.8%	75.6%
Average vessel day rates	8,009	7,293	7,934	7,249
Average total vessels	52	50	54	51
Average stacked vessels	(9)	(9)	(10)	(10)
Average active vessels	43	41	44	41

Europe/Mediterranean fleet:
Utilization	48.6%	62.7%	56.5%	61.4%
Active utilization	88.6%	86.5%	87.8%	85.3%
Average vessel day rates	12,689	13,010	12,586	12,004
Average total vessels	37	47	39	48
Average stacked vessels	(17)	(13)	(14)	(13)
Average active vessels	20	34	25	35

West Africa fleet:
Utilization	36.5%	52.3%	41.2%	50.8%
Active utilization	55.0%	76.0%	61.5%	76.4%
Average vessel day rates	10,711	9,439	10,049	9,535
Average total vessels	63	73	64	78
Average stacked vessels	(21)	(23)	(21)	(26)
Average active vessels	42	50	43	52

Worldwide fleet:
Utilization	50.9%	57.0%	53.7%	55.2%
Active utilization	74.5%	79.3%	76.6%	79.9%
Average vessel day rates	10,799	10,442	10,513	10,119
Average total vessels	202	228	208	241
Average stacked vessels	(64)	(65)	(62)	(75)
Average active vessels	138	163	146	166

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We had 63 and 60 stacked vessels at June 30, 2020 and 2019, respectively.  Total stacking costs for the three and six months ended June 30, 2020 were $4.8 million and $8.7 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or scrap our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales in 2020 included 22 vessels that were classified as assets held for sale and 3 vessels from our active fleet.

Liquidity, Capital Resources and Other Matters

Availability of Cash

At June 30, 2020, we had $206.4 million in cash and cash equivalents (excluding $19.9 million of restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, or partner or tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the   U. S. Restricted cash of $19.9 million represents the portion of proceeds from vessel sales reserved for a cash tender of Senior Notes that may be required if certain conditions in the underlying indenture are satisfied.

During the first quarter of 2020, the industry was impacted by a world-wide pandemic that had the effect of isolating people across the world and significantly reducing the demand and price for crude oil.  See a detailed discussion under “Industry Conditions and Outlook” above.  The reduced oil price will impact our industry in the near term and if it is prolonged could impact us beyond this year.  We have significant cash on hand and the substantial portion of our debt is not due until 2022. As a company, we have undertaken the following temporary measures to assist us in weathering the pandemic and allow us to recover as soon as possible:

•

Planned capital and dry dock expenditures tied to contracts referenced in “Industry Conditions and Outlook” above will be temporarily delayed or cancelled. As a result of the ongoing contract cancellations and delays we have postponed drydocks expected to cost approximately $28.0 million in 2020.  It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of such possible cancellations or delays.

•

We have the ability to rapidly respond to contract cancellations and delays.  We have or will remove the crews and shut down all operations, depending on contract terms on vessels associated with cancelled or delayed contracts.  We continue to dispose of vessels and their related stacking cost. We have also been reducing our general and administrative costs to reflect the current demand for our offshore support vessels.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019, was $12.8 million and $20.7 million, respectively.

Net cash used in operations for the six months ended June 30, 2020, reflects a net loss of $129.4 million, which includes non-cash depreciation and amortization of $55.3 million, net gains on asset dispositions of $7.0 million, an affiliate credit loss impairment expense of $53.6 million and long-lived asset impairments of $65.7 million.  Combined changes in operating assets and liabilities and in amounts due to/from affiliate, net used $28.3 million in cash and cash paid for deferred drydocking and survey costs was $29.0 million.

Net cash used in operations for the six months ended June 30, 2019 reflects a net loss of $36.8 million, which includes non-cash depreciation and amortization of $48.0 million, gain on asset dispositions, net of $0.8 million and stock-based compensation expense of $9.2 million.  Combined charges in operating assets and liabilities and in amounts due to/from affiliate, net, used $11.0 million of cash and cash paid for deferred drydock and survey costs of $28.7 million.

Investing Activities

Net cash provided by in investing activities for the six months ended June 30, 2020 and 2019, was $16.8 million and $11.7 million, respectively. Net cash provided by investing activities for the six months ended June 30, 2020 primarily reflects the receipt of $20.9 million related to the sale or scrapping of 25 vessels.  Additions to properties and equipment were comprised of approximately $2.8 million in capitalized upgrades to existing vessels and equipment and $1.3 million for other property and equipment purchases.

Net cash provided by investing activities for the six months ended June 30, 2019 primarily reflects the receipt of $20.6 million related to the sale or scrapping of 34 vessels. Additions to properties and equipment were comprised of approximately $8.0 million in capitalized upgrades to existing vessels and equipment and $0.8  million for other property and equipment purchases.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 and 2019, was $5.4 million and $5.6 million, respectively.  Net cash used in financing activities for the six months ended June 30, 2020 included $4.7 million of scheduled semiannual principal payments on Troms offshore debt and $0.6 million of taxes paid to related share-based compensation.

Net cash used in financing activities for the six months ended June 30, 2019 included $3.6 million of scheduled semiannual principal payments on Troms offshore debt, $1.8 million of taxes paid to related share-based compensation and the repurchase of $0.2 million of New Secured Notes resulting from a tender offer.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended June 30, 2020 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

The COVID-19 pandemic has adversely affected and may, in the future, have a material negative impact on our operations and business.  In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had taken severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first six months of 2020.

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

Combined, these conditions have adversely affected our operations and business beginning with the latter part of the first fiscal quarter of 2020 and we do expect our operations and business in 2020 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Although, as of the date of this filing, oil-producing countries have reached a tentative agreement regarding future output, oil prices will remain depressed as long as the market is oversupplied and demand will remain depressed until global economic conditions improve.

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

TIDEWATER INC.
(Registrant)

Date: July 30, 2020	/s/ Samuel R. Rubio
Samuel R. Rubio
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and authorized signatory)