Form 10-Q
period 2020-09-30
TIDEWATER INC
filed 2020-11-05
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 40,546,647 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 29, 2020.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	September 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$192,243	$218,290
Restricted cash	26,401	5,755
Trade and other receivables, less allowance for credit losses of $651 as of September 30, 2020 and less allowance for doubtful accounts of $70 as of December 31, 2019	100,583	110,180
Due from affiliate less allowance for credit losses of $72,696 as of September 30, 2020 and less due from affiliate allowance of $20,083 as of December 31, 2019	65,692	125,972
Marine operating supplies	17,808	21,856
Assets held for sale	19,163	39,287
Prepaid expenses and other current assets	18,925	15,956
Total current assets	440,815	537,296
Net properties and equipment	820,876	938,961
Net deferred drydocking and survey costs	63,975	66,936
Other assets	25,108	36,335
Total assets	$1,350,774	$1,579,528

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,953	$27,501
Accrued costs and expenses	55,811	74,000
Due to affiliates	53,355	50,186
Current portion of long-term debt	9,576	9,890
Other current liabilities	31,599	24,100
Total current liabilities	163,294	185,677
Long-term debt	246,179	279,044
Other liabilities	87,724	98,397

Contingencies (Note 10)

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 40,460,982 and 39,941,327 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	40	40
Additional paid-in capital	1,370,778	1,367,521
Accumulated deficit	(519,684)	(352,526)
Accumulated other comprehensive income (loss)	1,106	(236)
Total stockholders’ equity	852,240	1,014,799
Noncontrolling interests	1,337	1,611
Total equity	853,577	1,016,410
Total liabilities and equity	$1,350,774	$1,579,528

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Vessel revenues	$85,395	$117,173	$298,344	$360,476
Other operating revenues	1,072	2,592	6,835	7,296
	86,467	119,765	305,179	367,772
Costs and expenses:
Vessel operating costs	61,784	80,619	205,383	243,261
Costs of other operating revenues	219	534	3,063	1,884
General and administrative	17,438	30,474	56,455	81,310
Depreciation and amortization	30,777	25,735	86,028	73,705
Long-lived asset impairments	1,945	5,224	67,634	5,224
Affiliate credit loss impairment expense	—	—	53,581	—
Affiliate guarantee obligation	—	—	2,000	—
Gain on asset dispositions, net	(520)	(270)	(7,511)	(1,047)
	111,643	142,316	466,633	404,337
Operating loss	(25,176)	(22,551)	(161,454)	(36,565)
Other income (expense):
Foreign exchange gain (loss)	(1,153)	173	(2,365)	(324)
Equity in net earnings of unconsolidated companies	—	(468)	—	(435)
Dividend income from unconsolidated company	—	—	17,150	—
Interest income and other, net	272	1,579	1,084	5,908
Interest and other debt costs, net	(6,071)	(7,468)	(18,172)	(22,786)
	(6,952)	(6,184)	(2,303)	(17,637)
Loss before income taxes	(32,128)	(28,735)	(163,757)	(54,202)
Income tax expense	5,953	15,071	3,512	26,443
Net loss	$(38,081)	$(43,806)	$(167,269)	$(80,645)
Net income (loss) attributable to noncontrolling interests	(154)	394	(274)	1,245
Net loss attributable to Tidewater Inc.	$(37,927)	$(44,200)	$(166,995)	$(81,890)
Basic loss per common share	$(0.94)	$(1.15)	$(4.15)	$(2.17)
Diluted loss per common share	$(0.94)	$(1.15)	$(4.15)	$(2.17)
Weighted average common shares outstanding	40,405	38,537	40,271	37,767
Adjusted weighted average common shares	40,405	38,537	40,271	37,767

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(38,081)	$(43,806)	$(167,269)	$(80,645)
Other comprehensive income:
Change in pension plan and supplemental pension plan liability, net of tax of $0.2 million and $0.4 million, respectively	525	—	1,342	—
Total comprehensive loss	$(37,556)	$(43,806)	$(165,927)	$(80,645)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
Operating activities:
Net loss	$(167,269)	$(80,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,614	57,629
Amortization of deferred drydocking and survey costs	32,414	16,076
Amortization of debt premium and discounts	2,418	(1,562)
Provision for deferred income taxes	107	759
Gain on asset dispositions, net	(7,511)	(1,047)
Affiliate credit loss impairment expense	53,581	—
Affiliate guarantee obligation	2,000	—
Long-lived asset impairments	67,634	5,224
Changes in investments in unconsolidated companies	—	435
Compensation expense - stock-based	3,959	16,599
Changes in assets and liabilities, net:
Trade and other receivables	9,434	(11,796)
Changes in due to/from affiliate, net	9,852	14,898
Accounts payable	(14,548)	(8,267)
Accrued costs and expenses	(18,189)	(10,574)
Cash paid for deferred drydocking and survey costs	(29,499)	(43,701)
Other, net	3,809	9,268
Net cash provided by (used in) operating activities	1,806	(36,704)
Cash flows from investing activities:
Proceeds from sales of assets	31,498	25,092
Additions to properties and equipment	(4,682)	(13,931)
Net cash provided by investing activities	26,816	11,161
Cash flows from financing activities:
Principal payments on long-term debt	(33,520)	(6,458)
Taxes on share-based awards	(702)	(3,112)
Other	—	1
Net cash used in financing activities	(34,222)	(9,569)
Net change in cash, cash equivalents and restricted cash	(5,600)	(35,112)
Cash, cash equivalents and restricted cash at beginning of period	227,608	397,744
Cash, cash equivalents and restricted cash at end of period (A)	$222,008	$362,632
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$16,169	$24,482
Income taxes	$9,940	$10,386

(A)	Cash, cash equivalents and restricted cash at September 30, 2020 includes $3.4 million in long-term restricted cash.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income	interest	Total
Balance at June 30, 2020	$40	1,369,645	(481,757)	581	1,491	890,000
Total comprehensive loss	—	—	(37,927)	525	(154)	(37,556)
Amortization/cancellation of restricted stock units	—	1,133	—	—	—	1,133
Balance at September 30, 2020	$40	1,370,778	(519,684)	1,106	1,337	853,577

Balance at June 30, 2019	$38	1,359,842	(248,473)	2,194	1,938	1,115,539
Total comprehensive loss	—	—	(44,200)	—	394	(43,806)
Issuance of common stock from exercise of warrants	1	(1)	—	—	—	—
Amortization/cancellation of restricted stock units	—	6,031	—	—	—	6,031
Balance at September 30, 2019	$39	1,365,872	(292,673)	2,194	2,332	1,077,764

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2019	$40	1,367,521	(352,526)	(236)	1,611	1,016,410
Total comprehensive loss	—	—	(166,995)	1,342	(274)	(165,927)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Amortization/cancellation of restricted stock units	—	3,257	—	—	—	3,257
Balance at September 30, 2020	$40	1,370,778	(519,684)	1,106	1,337	853,577

Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(81,890)	—	1,245	(80,645)
Issuance of common stock from exercise of warrants	2	—	—	—	—	2
Amortization/cancellation of restricted stock units	—	13,484	—	—	—	13,484
Balance at September 30, 2019	$39	1,365,872	(292,673)	2,194	2,332	1,077,764

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

In August 2018 the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. This ASU removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain other disclosures, and adds disclosure requirements identified as relevant.  The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted.  We do not expect the standard to have a significant impact on our consolidated financial statement disclosures.

(3)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement: - Changes to The Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this standard on January 1, 2020 and it did not have any impact on our financial position, net earnings, or cash flow.  However, we have incorporated the modified disclosure requirements of ASU 2018-13 into note 15 of our financial statements.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2020 is as follows:

	Trade	Due
	and	from
(In thousands)	Other Receivables	Affiliate
Balance at January 1, 2020	$70	$20,083
Cumulative effect adjustment upon adoption of standard	163	—
Current period provision for expected credit losses	418	54,550
Other	—	(1,937)
Balance at September 30, 2020	$651	$72,696

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2020, we had $6.2 million and $1.0 million of deferred mobilization costs included within other current assets and other assets, respectively.

At September 30, 2020 we have $0.9 million of deferred mobilization revenue, included within other current liabilities, related to unsatisfied performance obligations which will be primarily recognized during the remainder of 2020 and 2021.

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss) (OCI)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended
	September 30,	September 30,
(In thousands)	2020	2019
Balance at June 30, 2020 and 2019	$581	$2,194
Pension benefits recognized in AOCI	525	—
Balance at September 30, 2020 and 2019	$1,106	$2,194

	Nine Months Ended
	September 30,	September 30,
(In thousands)	2020	2019
Balance at December 31, 2019 and 2018	$(236)	$2,194
Pension benefits recognized in AOCI	1,342	—
Balance at September 30, 2020 and 2019	$1,106	$2,194

Dilutive Equity Instruments

We had 2,488,752 and 3,397,110 incremental "in-the-money" warrants and restricted stock units at September 30, 2020 and 2019, respectively, which are as follows:

Total shares outstanding including warrants and restricted stock units	September 30, 2020	September 30, 2019
Common shares outstanding	40,460,982	39,110,938
New creditor warrants (strike price $0.001 per common share)	761,395	1,329,884
GulfMark creditor warrants (strike price $0.01 per common share)	930,027	1,300,359
Restricted stock units	797,330	766,867
Total	42,949,734	42,508,048

We also had 5,923,399 shares of “out-of-the-money” warrants outstanding at September 30, 2020 and 2019, respectively. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively. No warrants or restricted stock units, whether in the money or out of the money, are included in our loss per share calculations because the effect of such inclusion is antidilutive.

Tax Benefits Preservation Plan

On April 13, 2020, we adopted a Tax Benefits Preservation Plan (the “Plan”) as a measure to protect our existing net operating loss carryforwards ($280 million at September 30, 2020) and foreign tax credits (“Tax Attributes”) and to reduce our potential future tax liabilities.  Use of our Tax Attributes will be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (“Section 382”).

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

Income tax expense for the quarter and nine months ended September 30, 2020, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2019, our balance sheet reflected approximately $101.3 million of net deferred tax assets prior to a valuation allowance analysis, with a valuation allowance of $103.5 million. As of September 30, 2020, we had net deferred tax assets of approximately $106.3 million prior to a valuation allowance analysis of $108.6 million.

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

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	September 30, 2020	December 31, 2019
Due from affiliates:
Sonatide (Angola)	$45,627	$89,246
DTDW (Nigeria)	20,065	36,726
	65,692	125,972
Due to affiliates:
Sonatide (Angola)	$33,290	$31,475
DTDW (Nigeria)	20,065	18,711
	53,355	50,186
Net due from affiliates	$12,337	$75,786

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide.

Nine Months
Ended
(In thousands)	September 30, 2020
Due from Sonatide at December 31, 2019	$89,246
Revenue earned by the company through Sonatide	34,378
Less amounts received from Sonatide	(27,761)
Less amounts used to offset due to Sonatide obligations (A)	(8,145)
Affiliate credit loss impairment expense	(41,500)
Other	(591)
Total due from Sonatide at September 30, 2020	$45,627

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas.  In late 2019, we were informed that, as part of a broad privatization program, Sonangol, our partner in Sonatide, intends to seek to divest itself from the Sonatide joint venture.

In the second quarter of 2020 Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million.  All of our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in the Sonatide joint venture had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to the Sonatide joint venture.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at September 30, 2020 was approximately $12.3 million. Sonatide had approximately $8.9 million of cash on hand (approximately $1.0 million denominated in Angolan kwanzas) at September 30, 2020 plus approximately $12.9 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for possible additional impairment in future periods based in part on available liquidity held by Sonatide. In the nine months ended  September 30, 2020, we recorded $41.5 million in credit loss impairment expense.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on our behalf.

Nine Months
Ended
(In thousands)	September 30, 2020
Due to Sonatide at December 31, 2019	$31,475
Plus additional commissions payable to Sonatide	3,240
Plus amounts paid by Sonatide on behalf of the company	6,763
Less amounts used to offset due from Sonatide obligations (A)	(8,145)
Other	(43)
Total due to Sonatide at September 30, 2020	$33,290

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

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

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues of Angolan operations (in thousands)	$10,660	$11,534	$35,086	$41,194
Percent of consolidated vessel revenues	12%	10%	12%	11%
Number of company owned vessels in Angola	24	31	26	33
Number of stacked company owned vessels in Angola	8	14	9	14

Amounts due from DTDW (Nigeria)

We own 40% of the DTDW joint venture in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which our partner receives a commission.  As of September 30, 2020, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the COVID-19 pandemic and resulting oil price reduction caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt.  Therefore, we recorded affiliate credit loss impairment expense for the nine months ending September 30, 2020 totaling $12.1 million.  In addition, based on our analysis we have determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee during the nine  months ended September 30, 2020.

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. The pension plan was frozen during 2010.  We did not contribute to the pension plan during the three and nine months ended September 30, 2020 and we are not required to contribute to the pension plan during the remaining quarter of calendar year 2020; however, we may, at our discretion, make contributions to the pension plan in order to manage our plan expenses.  We contributed $1.1 million to the pension plan during the third quarter of 2019.  Actuarial valuations are performed annually and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010, that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan.  We contributed $0.4 million and $1.2 million during the three and nine months ended September 30, 2020 and $2.1 million and $2.9 million during the three and nine months ended September 30, 2019, respectively. We expect to contribute $0.4 million to the supplemental plan during the remainder of 2020. Our obligations under the supplemental plan were $21.0 million and $21.4 million as of September 30, 2020 and  December 31, 2019, respectively, and are included in “accrued costs and expenses” and “other liabilities” on the consolidated balance sheet.

Other Defined Benefit Pension Plans

We also have defined benefit pension plans that cover a small number of former Norwegian employees. Benefits are based on years of service and employee compensation. Our contributions to the Norwegian defined benefit pension plans during 2020 and 2019, were immaterial and we expect that any contributions for the remainder of calendar year 2020 will be immaterial. Substantially, all of our Norwegian employees were transferred from our defined benefit pension plans into a defined contribution plan during 2020.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Pension Benefits:
Service cost	$97	$316	$111	$328
Interest cost	239	1,006	2,737	2,853
Expected return on plan assets	(114)	(711)	(2,208)	(1,787)
Administrative expenses	52	83	64	90
Settlement loss	79	(46)	910	46
Amortization of net actuarial losses	5	—	(4)	—
Net periodic pension cost	$358	$648	$1,610	$1,530

(9)	DEBT

The following is a summary of all debt outstanding:

	September 30,	December 31,
(In thousands)	2020	2019
Secured notes:
8.00% Senior secured notes due August 2022 (A) (B) (C)	$197,049	$224,793
Troms Offshore borrowings (D):
NOK denominated notes due May 2024	8,683	10,260
NOK denominated notes due January 2026	16,746	20,788
USD denominated notes due January 2027	17,816	20,273
USD denominated notes due April 2027	20,240	21,545
	$260,534	$297,659
Debt premiums and discounts, net	(4,779)	(8,725)
Less: Current portion of long-term debt	(9,576)	(9,890)
Total long-term debt	$246,179	$279,044

(A)	As of September 30, 2020 and December 31, 2019 the fair value (Level 2) of the Secured Notes was $193.9 million and $237.6 million, respectively.
(B)

The $26.4 million restricted cash on the balance sheet at September 30, 2020, represents approximately 65% of net proceeds from asset dispositions since the date of the last tender offer and is restricted by the terms of the Indenture. In connection with the asset dispositions, we have commenced a mandatory tender offer for $28.7 million aggregate principal amount of Secured Notes in accordance with the Senior Notes Indenture, which will be terminated if the consent solicitation described below is approved by the requisite holders of Senior Notes, allowing the tender offer for $50 million aggregate principal amount of Senior Notes described below to proceed.

(C)	During the three and nine months ended September 30, 2020, we repurchased $27.7 million of the Secured Notes at a discount of $1.5 million in open market transactions.
(D)

We pay principal and interest on these notes semi-annually.  As of September 30, 2020 and  December 31, 2019, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $62.6 million and $72.9 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of September 30, 2020 was 5.0%.

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

In October 2020 we executed a consent to conform the TROMS offshore borrowing covenants to those of the Senior Secured Notes.  As a condition of this consent, we will be prepaying approximately $12.4 million of the TROMS debt in the fourth quarter of 2020 and another $8 million in the first half of 2021.  If the company were to make additional prepayments of Senior Secured Notes, we would be obliged to make additional prepayments of Troms debt up to a cumulative balance of $35 million.

On  November 3, 2020, we launched a consent solicitation and concurrent tender offer for $50 million aggregate principal amount of Senior Notes. We are soliciting consents to approve amendments to several covenants under the Senior Notes Indenture, as well as a waiver of  the mandatory tender offer discussed in Item B under the Debt table above.

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

The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.  As of September 30, 2020 and  December 31, 2019, we had $222.0 and $227.6 million of cash equivalents, respectively.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED COSTS AND EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Our property and equipment consist primarily of 146 active vessels, which excludes the 24 vessels we have classified as held for sale, located around the world.

A summary of properties and equipment at September 30, 2020 and  December 31, 2019 is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Properties and equipment:
Vessels and related equipment	$968,411	$1,051,558
Other properties and equipment	15,674	13,119
	984,085	1,064,677
Less accumulated depreciation and amortization	163,209	125,716
Properties and equipment, net	$820,876	$938,961

During the three months ended September 30, 2020 we revised our estimates of salvage value for our vessels which will increase our depreciation expense on a prospective basis.  The effect of the change in estimate on our results of operations for the three months ended September 30, 2020 was to increase depreciation expense by $3.8 million (or $0.09 per share).

A summary of accrued cost and expenses is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Payroll and related payables	$16,364	$16,351
Accrued vessel expenses	17,968	38,383
Accrued interest expense	4,053	4,570
Other accrued expenses	17,426	14,696
	$55,811	$74,000

A summary of other current liabilities at September 30, 2020 and  December 31, 2019 is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Taxes payable	$22,416	$18,661
Other	9,183	5,439
	$31,599	$24,100

A summary of other liabilities at September 30, 2020 and  December 31, 2019 is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Pension liabilities	$29,832	$32,545
Liability for uncertain tax positions	44,876	48,577
Deferred tax liability	2,692	2,571
Other	10,324	14,704
	$87,724	$98,397

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and nine months ended September 30, 2020 and 2019. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Vessel revenues:
Americas	$28,705	$33,147	$94,608	$103,624
Middle East/Asia Pacific	23,280	22,765	72,091	63,670
Europe/Mediterranean	17,716	30,946	67,827	94,531
West Africa	15,694	30,315	63,818	98,651
Other operating revenues	1,072	2,592	6,835	7,296
	$86,467	$119,765	$305,179	$367,772
Vessel operating profit (loss):
Americas	$107	$(168)	$3,448	$1,702
Middle East/Asia Pacific	(2,222)	(809)	(2,479)	(4,098)
Europe/Mediterranean	(3,883)	(276)	(4,086)	(768)
West Africa	(10,168)	678	(19,015)	11,891
Other operating profit	853	2,052	3,772	5,381
	(15,313)	1,477	(18,360)	14,108
Corporate expenses	(8,438)	(19,074)	(27,390)	(46,496)
Long-lived asset impairments	(1,945)	(5,224)	(67,634)	(5,224)
Affiliate credit loss impairment expense	—	—	(53,581)	—
Affiliate guarantee obligation	—	—	(2,000)	—
Gain on asset dispositions, net	520	270	7,511	1,047
Operating loss	$(25,176)	$(22,551)	$(161,454)	$(36,565)
Depreciation and amortization:
Americas	$8,076	$6,929	$23,645	$19,706
Middle East/Asia Pacific	6,332	5,685	17,504	15,454
Europe/Mediterranean	8,248	7,436	21,860	22,623
West Africa	7,330	5,335	20,484	14,876
Corporate	791	350	2,535	1,046
	$30,777	$25,735	$86,028	$73,705
Additions to properties and equipment:
Americas	$(10)	$326	$(10)	$967
Middle East/Asia Pacific	5	594	1,188	4,231
Europe/Mediterranean	(13)	1,847	913	3,070
West Africa	(11)	684	667	2,267
Corporate	636	1,632	1,924	3,396
	$607	$5,083	$4,682	$13,931

The following table provides a comparison of total assets at September 30, 2020 and  December 31, 2019:

	September 30,	December 31,
(In thousands)	2020	2019
Total assets:
Americas	$343,792	$375,297
Middle East/Asia Pacific	231,514	270,413
Europe/Mediterranean	312,651	358,943
West Africa	260,121	376,087
Corporate	202,696	198,788
	$1,350,774	$1,579,528

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans and made accruals of expected costs to abandon the duplicate office facilities in four locations in the USA and Scotland with the final lease agreement ending in October 2026. Activity for the lease exit and severance liabilities for the nine months ended September 30, 2020 and 2019 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2019	$4,109	$272	$4,381
General and administrative charges	198	1,076	1,274
Cash payments	(720)	(1,274)	(1,994)
Balance at September 30, 2020	$3,587	$74	$3,661

Activity for the lease exit and severance liabilities for the nine months ended September 30, 2019 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2018	$6,468	$285	$6,753
General and administrative charges	251	5,634	5,885
Cash payments	(1,960)	(4,220)	(6,180)
Balance at September 30, 2019	$4,759	$1,699	$6,458

(15)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

In the fourth quarter of 2019, we evaluated our fleet for vessels to be considered for disposal and identified 46 vessels to be classified as held for sale.  In the second quarter of 2020, we identified 22 additional vessels to be sold.  The second quarter determination was largely a result of a worldwide downturn in the oil and gas industry precipitated by a global pandemic.  In the first quarter of 2020, we sold 8 vessels that were held for sale and revalued the remaining 38 vessels to estimated net realizable value recording additional impairment expense of $10.2 million.  In the second quarter of 2020, we sold 14 vessels that were held for sale and revalued the remaining 24 vessels to net realizable value recording additional impairment expense of $5.6 million.  At June 30, 2020, when we identified the additional 22 vessels to be reclassified as assets held for sale, we recognized impairment expense of $49.9 million associated with those vessels. In the third quarter of 2020, we sold 22 vessels that were held for sale.  At September 30, 2020, we have 24 vessels remaining in assets held for sale.  See the following table for activity in our assets held for sale account:

(in thousands, except for number of vessels data)	Number of Vessels	Three Months Ended March 31, 2020	Number of Vessels	Three Months Ended June 30, 2020	Number of Vessels	Three Months Ended September 30, 2020	Number of Vessels	Nine Months Ended September 30, 2020
Beginning balance	46	39,287	38	$26,142	46	$29,064	46	$39,287
Additions	—		22	15,931	—	—	22	15,931
Sales	(8)	(2,938)	(14)	(7,408)	(22)	(9,901)	(44)	(20,247)
Additional impairment	—	(10,207)	—	(5,601)	—	—	—	(15,808)
Ending balance	38	26,142	46	$29,064	24	$19,163	24	$19,163

During the nine months ended September 30, 2020, we have recorded $65.7 million in impairment related to our assets held for sale.  In the three months ended September 30, 2020, we did not designate any additional vessels to be sold and did not record any additional impairment related to assets held for sale.  We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold.  We determined the fair value of the vessels held for sale using three methodologies depending on the vessel and on our planned method of disposition.  We designated certain vessels to be recycled and valued those vessels using recycling yard pricing schedules based on dollars per ton.  Other vessels were valued based on sales agreements or using comparative sales in the marketplace reduced by 10% to factor in the effects of completing a quick sale within the next twelve months.  We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

In 2020, we have sold 47 vessels, 44 of which were classified as assets held for sale and three of which were sold from the active fleet.  We recognized gains on the asset sales of $5.3 million in the first quarter, $1.7 million in the second quarter, $0.5 million in the third quarter, and $7.5 million combined for the nine months ended September 30, 2020.

We evaluated our inventory as of September 30, 2020 and 2019 and charged $1.9 million and $5.2 million, respectively, to impairment expense for obsolete marine service and vessel supplies and parts inventory.  We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid- March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption during the first quarter of 2020.  With respect to our particular sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Combined, these conditions adversely affected our operations and business beginning in the latter part of the first quarter of 2020 and continuing throughout the second and third quarters of 2020.  We expect our operations and business in the remainder of 2020 to continue to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired.  As a result, as of March 31, 2020 and   June 30, 2020 , we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups.  As of September 30, 2020, conditions related to the pandemic and oil price environment have not worsened from the second quarter.  In addition, we have not significantly changed our outlook for our vessels since the second quarter forecast was updated to reflect the expected effect on our operations of the pandemic and reduced oil prices.  As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control.  Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

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

About Tidewater

Our vessels and associated vessel services provide support for all phases of offshore oil and natural gas exploration, field development and production as well as windfarm development and maintenance. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of other specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships. We are also one of the most experienced international operators in the offshore energy industry with a history spanning over 65 years.

At September 30, 2020, we owned 170 vessels (excluding 3 joint venture vessels), 146 of which are available to serve the global energy industry and 24 of which are available for immediate sale. The average age of our 146 active vessels at September 30, 2020 is 10.4 years.  In October 2020, we purchased 11 crew boats in Angola for $5.3 million to increase our active vessel count to 157.

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

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. We also incur vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, training costs, satellite communication fees, agent fees, port fees and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-United States operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

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

In the second quarter of 2020, Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million.  All of our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in the Sonatide joint venture had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to the Sonatide joint venture.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.  During the nine months ended September 30, 2020, we recorded a $41.5 million affiliate credit loss impairment expense.

Refer to Note (7) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Sonatide joint venture.

DTDW Joint Venture (Nigeria)

We own 40% of the DTDW joint venture in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which our partner receives a commission.  As of September 30, 2020, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the COVID-19 pandemic and resulting oil price reduction caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt.  Therefore, we recorded affiliate credit loss impairment expense for the nine months ended September 30, 2020 totaling $12.1 million.  In addition, based on our analysis we have determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee during the nine months ended September 30, 2020.

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

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption during the first nine months of 2020.

With respect to our particular sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices.

Combined, these conditions adversely affected our operations and business beginning in late March 2020 and continuing through the third quarter of 2020 and we expect our operations and business during the remainder of 2020 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

As the pandemic spread throughout the world, its impact on one or more of our locations, including our vessels, has affected our operations.  We have implemented various protocols for both onshore and offshore personnel in efforts to limit this impact, but there is no assurance that those efforts will be fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel continue to work remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue.  We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions are expected to continue despite our efforts at mitigating them.  To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings.

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

As a company, we have undertaken the following temporary measures to assist us in weathering the COVID 19 pandemic and allow us to recover as soon as possible:

•

Planned capital and drydock expenditures tied to contracts referenced above will be temporarily delayed or cancelled.  As a result of the ongoing contract cancellations and delays we have postponed drydocks expected to cost approximately $23.0 million in 2020.  It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of any additional cancellations or delays.

•

We have the ability to rapidly respond to contract cancellations and delays.  We have or will remove the crews and shut down all operations, depending on contract terms, on vessels associated with cancelled or delayed contracts.  We continue to evaluate our general and administrative costs to reflect the current demand for our offshore support vessels.

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

In the first and second quarters of 2020, we considered these events to be indicators that the value of our offshore vessel fleet may be impaired.  As a result, in the first quarter of 2020 we performed a Step 1 evaluation of our offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluation did not indicate impairment of any of our asset groups.  Our evaluation did, however, identify one asset group with a net book value of approximately $40.0 million where the undiscounted future net cash flows total was within 10% of the net book value of that asset group as of March 31, 2020. In the second quarter of 2020, we identified 22 vessels in our active fleet that were designated as assets held for sale. In conjunction with reclassifying the vessels to assets held for sale and revaluing the vessels’ carrying value to net realizable value, we recorded $49.9 million of impairment expense. In addition, at June 30, 2020, we performed another Step 1 impairment evaluation of our offshore fleet and did not identify any asset groups that had carrying values in excess of undiscounted future net cash flows. We also did not identify any asset group that had undiscounted future net cash flows within 10% of the net book value of that asset group. As of September 30, 2020, conditions related to the pandemic and oil price environment have not worsened from the second quarter.  In addition, we have not significantly changed our outlook for our vessels since the second quarter forecast was updated to reflect the expected effect on our operations of the pandemic and reduced oil prices. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation. The eventual impact of the oil price reduction and the COVID 19 pandemic on our future operations is not known.  Depending on the severity of the impact, our expected cash flows in future periods could indicate impairment of one or more asset groups in our vessel fleet. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations – Three Months Ended September 30, 2020 compared to September 30, 2019

Revenues for the quarters ended September 30, 2020 and 2019, were $86.5 million and $119.8 million, respectively.  The decrease in revenue is primarily due to decreases in our West Africa segment, with 21 less active vessels and our Europe/Mediterranean segment, with 17 less active vessels. Both segments were significantly affected by the decrease in demand caused by the pandemic.  Overall, we had 45 less average active vessels in the third quarter of 2020 than in the third quarter of 2019.  Active utilization decreased from 80.4% in 2019  to 78.2% in 2020.

Vessel operating costs for the quarters ended September 30, 2020 and 2019, were $61.8 million and $80.6 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 45 less active vessels in our fleet in the third quarter 2020 largely due to the downturn caused by the pandemic.

Depreciation and amortization expense for the quarters ended September 30, 2020 and 2019, was $30.8 million and $25.7 million, respectively. The increase in amortization expense related to deferred drydock expenditures was partially offset by the decrease in depreciation from the sale in 2019 of over 40 vessels and the reclassification of 46 vessels at year end 2019 and 22 additional vessels at June 30, 2020 from property and equipment to assets held for sale.

General and administrative expenses for the quarters ended September 30, 2020 and 2019, were $17.4 million and $30.5 million, respectively.  The decrease is primarily due to decreased personnel and benefit costs related to the significant restructuring of our executive management and corporate administrative functions in 2019 and cost cutting measures being implemented due to the current downturn.

Included in gain on asset dispositions, net for the quarter ended September 30, 2020, are $0.5 million of net gains from the disposal of 22 vessels and other assets. During the quarter ended September 30, 2019, we recognized gains of $0.3 million related to the disposal of 3 vessels and other assets.

In the three months ended September 30, 2020 and September 30, 2019 we recorded $1.9 million and $5.2 million, respectively, of impairment expense related to obsolete marine service and vessel supplies and parts inventory.

In November 2019, we paid down $125.0 million of our Senior Notes.  In the third quarter of 2020, we repurchased an additional $27.7 million of our Senior Notes (See Note 9). This reduced our interest expense, partially offset by the acceleration of our debt premium, by $1.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  In addition, the reduction in cash plus a reduction in interest rates received on our cash balances reduced our interest income by $1.3 million for the same period.

During the quarter ended September 30, 2020 we recognized foreign exchange losses of $1.2 million and during the quarter ended September 30, 2019 we recognized  foreign exchange gains of $0.2 million.

The tax expense for the three months ended  September 30, 2020 was $6.0 million compared to $15.1 million for the three months ending September 30, 2019.  The reduction of $9.2 million is due to increased foreign losses and a decrease in uncertain tax positions.  The tax expense for the three months ended September 30, 2020 is mainly attributable to foreign taxes where tax is not calculated on the basis of taxable income or loss.  This includes deemed profit regimes, minimum tax regimes and withholding tax on revenue and lease payments.  Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability in the face of large consolidated pre-tax losses.

Results of Operations – Nine Months Ended September 30, 2020 compared to September 30, 2019

Revenues for the nine months ended September 30, 2020 and 2019, were $305.2 million and $367.8 million, respectively.  The decrease in revenue is primarily due to decreases in our West Africa and Europe/Mediterranean segments, with 13 less active vessels in each segment. Both segments were significantly affected by the decrease in demand caused by the pandemic. Overall, we had 29 less average active vessels in the nine months ended September 30, 2020 than in the nine months ended September 30, 2019.  Active utilization decreased from 80.1% in 2019 to 77.0% in 2020.

Vessel operating costs for the nine months ended September 30, 2020 and 2019, were $205.4 million and $243.3 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 29 less active vessels in our fleet in the nine months of 2020.

Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019, was $86.0 million and $73.7 million, respectively. The increase in amortization expense related to deferred drydock expenditures was partially offset by the decrease in depreciation from the sale in 2019 of over 40 vessels and the reclassification of 46 vessels at year end 2019 and 22 additional vessels at June 30, 2020 from property and equipment to assets held for sale.

General and administrative expenses for the nine months ended September 30, 2020 and 2019, were $56.5 million and $81.3 million, respectively.  The decrease is primarily due to decreased personnel and benefit costs related to the significant restructuring of our executive management and corporate administrative functions in 2019 and cost cutting measures being implemented due to the current downturn.

Included in gain on asset dispositions, net for the nine months ended September 30, 2020, are $7.5 million of net gains from the disposal of 47 vessels and other assets. During the nine months ended September 30, 2019, we recognized net gains of $1.0 million related to the sale of 37 vessels and other assets.

In the nine months ended September 30, 2020 we recorded $1.9 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory, $65.7 million of impairment expense related to valuation of our assets held for sale, $53.6 million affiliate credit loss impairment expense relating to the valuation of our net receivables from our joint ventures in Africa and $2.0 million of impairment related to a guarantee of long term debt of one of our African joint ventures.

We recorded $17.2 million of dividend income from one of our African joint ventures in the nine months ended September 30, 2020.

In November 2019, we paid down $125.0 million of our Senior Notes.   In the third quarter of 2020, we repurchased an additional $27.7 million of our Senior Notes (See Note 9). This reduced our interest expense by $4.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  In addition, the reduction in cash plus a reduction in interest rates received on our cash balances reduced our interest income by $4.8 million for the same period.

During the nine months ended September 30, 2020 we recognized foreign exchange losses of $2.4 million and during the nine months ended September 30, 2019 we recognized foreign exchange losses of $0.3 million.

The tax expense for the nine months ended  September 30, 2020 was $3.5 million compared to a tax expense of $26.4 million for the nine months ending September 30, 2019.  The decrease in expense is related to changes in tax laws (primarily Cares Act refund) and also change in income. The tax expense for the nine months ended September 30, 2020, excluding the Cares Act refund, is $10.4 million and is mainly attributable to foreign taxes where tax is not calculated on the basis of taxable income or loss.  This includes deemed profit regimes, minimum tax regimes and withholding tax on revenue and lease payments.  Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability in the face of large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(In thousands)		%		%		%		%
Vessel revenues:
Americas	$28,705	34%	$33,147	28%	$94,608	32%	$103,624	29%
Middle East/Asia Pacific	23,280	27%	22,765	19%	72,091	24%	63,670	18%
Europe/Mediterranean	17,716	21%	30,946	26%	67,827	23%	94,531	26%
West Africa	15,694	18%	30,315	26%	63,818	21%	98,651	27%
Total vessel revenues	$85,395	100%	$117,173	100%	$298,344	100%	$360,476	100%
Vessel operating costs:
Americas:
Crew costs	$11,711	41%	$15,108	46%	$39,035	41%	$48,215	47%
Repair and maintenance	1,259	4%	3,061	9%	5,133	5%	9,009	9%
Insurance	426	1%	305	1%	1,270	1%	(72)	(0)%
Fuel, lube and supplies	1,754	6%	1,919	6%	5,742	6%	6,479	6%
Other	2,486	9%	2,461	7%	7,115	8%	8,003	8%
	$17,636	61%	$22,854	69%	$58,295	62%	$71,634	69%
Middle East/Asia Pacific:
Crew costs	$10,468	45%	$9,243	41%	$29,279	41%	$26,856	42%
Repair and maintenance	2,385	10%	2,317	10%	7,167	10%	5,571	9%
Insurance	562	2%	356	2%	1,892	3%	1,131	2%
Fuel, lube and supplies	1,783	8%	2,431	12%	5,853	8%	7,116	11%
Other	2,057	9%	1,318	6%	6,165	9%	4,896	8%
	$17,255	74%	$15,665	69%	$50,356	70%	$45,570	72%
Europe/Mediterranean :
Crew costs	$7,952	45%	$12,974	42%	$29,355	43%	$39,034	41%
Repair and maintenance	869	5%	3,307	11%	5,288	8%	9,798	10%
Insurance	448	3%	503	2%	1,299	2%	1,756	2%
Fuel, lube and supplies	592	3%	1,614	5%	2,614	4%	4,819	5%
Other	1,274	7%	2,658	9%	5,343	8%	8,555	9%
	$11,135	63%	$21,056	68%	$43,899	65%	$63,962	68%
West Africa:
Crew costs	$6,555	42%	$8,868	29%	$22,195	35%	$27,423	28%
Repair and maintenance	1,419	9%	3,282	11%	5,598	9%	8,201	8%
Insurance	517	3%	863	3%	1,287	2%	2,140	2%
Fuel, lube and supplies	2,628	17%	2,817	9%	8,683	14%	8,163	8%
Other	4,639	30%	5,214	17%	15,070	24%	16,168	16%
	$15,758	100%	$21,044	69%	$52,833	83%	$62,095	63%
Vessel operating costs:
Crew costs	$36,686	43%	$46,193	39%	$119,864	40%	$141,528	39%
Repair and maintenance	5,932	7%	11,967	10%	23,186	8%	32,579	9%
Insurance	1,953	2%	2,027	2%	5,748	2%	4,955	1%
Fuel, lube and supplies	6,757	8%	8,781	7%	22,892	8%	26,577	7%
Other	10,456	12%	11,651	10%	33,693	11%	37,622	10%
Total vessel operating costs	$61,784	72%	$80,619	69%	$205,383	69%	$243,261	67%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(In thousands)		%		%		%		%
Segment general and administrative expenses:
Americas	$2,886	10%	$3,532	11%	$9,220	10%	$10,583	10%
Middle East/Asia Pacific	1,914	8%	2,224	10%	6,709	9%	6,745	11%
Europe/Mediterranean	2,217	13%	2,731	9%	6,155	9%	8,715	9%
West Africa	2,773	18%	3,257	11%	9,515	15%	9,787	10%
Total segment general and administrative expenses	$9,790	11%	$11,744	10%	$31,599	11%	$35,830	10%

The following table presents segment depreciation and amortization expense by our four geographic segments, the related segment vessel depreciation and amortization expense as a percentage of segment vessel revenues, total segment depreciation and amortization expense and the related total segment depreciation and amortization expense as a percentage of total vessel revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(In thousands)		%		%		%		%
Segment depreciation and amortization expense:
Americas	$8,076	28%	$6,929	21%	$23,645	25%	$19,706	19%
Middle East/Asia Pacific	6,332	27%	5,685	25%	17,504	24%	15,454	24%
Europe/Mediterranean	8,248	52%	7,436	24%	21,860	32%	22,623	24%
West Africa	7,330	41%	5,335	18%	20,484	32%	14,876	15%
Total segment depreciation and amortization expense	$29,986	35%	$25,385	22%	$83,493	28%	$72,659	20%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(In thousands)		%		%		%		%
Vessel operating profit (loss):
Americas	$107	0%	$(168)	0%	$3,448	1%	$1,702	0%
Middle East/Asia Pacific	(2,222)	(3)%	(809)	(1)%	(2,479)	(1)%	(4,098)	(1)%
Europe/Mediterranean	(3,883)	(4)%	(276)	0%	(4,086)	(1)%	(768)	0%
West Africa	(10,168)	(12)%	678	1%	(19,015)	(6)%	11,891	3%
Other operating profit	853	1%	2,052	2%	3,772	1%	5,381	1%
	(15,313)	(18)%	1,477	1%	(18,360)	(6)%	14,108	4%
Corporate expenses	(8,438)	(10)%	(19,074)	(16)%	(27,390)	(9)%	(46,496)	(13)%
Gain on asset dispositions, net	520	1%	270	0%	7,511	2%	1,047	1%
Affiliate credit loss impairment expense	—	0%	—	0%	(53,581)	(18)%	—	0%
Affiliate guarantee obligation	—	0%	—	0%	(2,000)	(1)%	—	0%
Long-lived asset impairments	(1,945)	(2)%	(5,224)	(4)%	(67,634)	(22)%	(5,224)	(1)%
Operating loss	$(25,176)	(29)%	$(22,551)	(19)%	$(161,454)	(53)%	$(36,565)	(9)%

Results for three months ended September 30, 2020 compared to September 30, 2019

Americas Segment Operations. Vessel revenues in the Americas segment decreased 13%, or $4.4 million, during the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019. This decrease is primarily the result of less demand due to the pandemic.  We had 7 less active vessels in the quarter ended September 30, 2020 than the comparable prior year period.

Vessel operating profit for the Americas segment for the quarter ended September 30, 2020 was $0.1 million, compared to a $0.2 million operating loss for the quarter ended September 30, 2019. The increase in operating profit was due to a $5.2 million reduction in operating expenses, resulting from intensive cost saving measures taken in the third quarter of 2020 in response to the effect of the pandemic and a $0.6 million reduction in general and administrative costs primarily due to our ongoing cost saving initiatives as we react to the current downturn partially offset by the decrease in revenue coupled with a $1.1 million increase in depreciation and amortization.  The increase in depreciation and amortization was due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 2%, or $0.5 million, during the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019. Active utilization for the quarter ended September 30, 2020 decreased to 76.8% from 80.7%, however average day rates increased almost 7% and average active vessels in the segment remained unchanged.

The Middle East/Asia Pacific segment reported an operating loss of $2.2 million for the quarter ended September 30, 2020, compared to an operating loss of $0.8 million for the quarter ended September 30, 2019 primarily due to increased operating expenses resulting increased vessel personnel costs related to pandemic restrictions and precautions.  We operated the same number of active vessels in the third quarter of 2020 as in the prior year quarter. The current downturn has not impacted this segment’s operations other than the marginal cost increases.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 43%, or $13.2 million, during the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019.  The decreased revenue was primarily attributable to 17 less active vessels.  This was partially offset by the increase in average day rates of 10% during these same periods due to the mix of vessels working after the reduction resulting from the pandemic. Active utilization also increased 8.8 percentage points during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019.

The Europe/Mediterranean segment reported an operating loss of $3.9 million for the quarter ended September 30, 2020, compared to an operating loss of $0.3 million for the quarter ended September 30, 2019 due to decreased revenue partially offset by $9.9 million in decreased operating costs, resulting from intensive cost saving measures taken in the third quarter of 2020 in response to the effect of the pandemic.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 48% or $14.6 million, during the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019. The West Africa active vessel fleet decreased by 21 vessels during the comparative periods. West Africa segment active utilization decreased as well from 74.4% during the third quarter of 2019 to 66.3% during the third quarter of 2020. However, average day rates increased 5% due to the change in the mix of remaining contracts.  The decreases in revenue are almost entirely the result of lower demand caused by the effect of the pandemic.

Vessel operating profit for the West Africa segment decreased from $0.7 million for the quarter ended September 30, 2019 to an operating loss of $10.2 million in the quarter ended September 30, 2020 primarily due to decreased revenue and $2.0 million in increased depreciation and amortization, partially offset by $5.3 million in lower operating costs resulting from intensive cost saving measures taken in the third quarter of 2020 in response to the effect of the pandemic. The increase in depreciation and amortization was due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs.

Results for nine months ended September 30, 2020 compared to September 30, 2019

Americas Segment Operations. Vessel revenues in the Americas segment decreased 9%, or $9.0 million, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease is primarily the result of lower demand caused by the effect of the pandemic.  The segment has 5 less vessels operating in the first nine months of 2020 compared to the same period in 2019.

Vessel operating profit for the Americas segment for the nine months ended September 30, 2020 was $3.4 million, which was $1.7 million more than the operating profit for the nine months ended September 30, 2019.  Even though revenues decreased from period to period, the increase in operating profit was primarily due to $13.3 million less operating costs resulting from the decrease in vessel activity due to the pandemic and $1.4 million lower general and administrative costs due to ongoing cost saving efforts.  This is partially offset by a $3.9 million increase in depreciation expense due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 13%, or $8.4 million, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This segment had 2 more vessels operating in the first nine months of 2020 compared to the same period in 2019. Active utilization for the nine months ended September 30, 2020 decreased from 77.2% to 76.8%, however average day rates increased by 9%.

The Middle East/Asia Pacific segment reported an operating loss of $2.5 million for the nine months ended September 30, 2020, compared to an operating loss of $4.1 million for the nine months ended September 30, 2019 primarily due to increased revenue offset by increased operating costs, an increase in depreciation due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 28%, or $26.7 million, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.  The segment has 13 less vessels operating in the first nine months of 2020 compared to the same period in 2019. The reduction is due mainly to the effects of the pandemic.  However, average day rates during these same periods increased 6% and active utilization increased 4 percentage points during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The Europe/Mediterranean segment reported an operating loss of $4.1 million for the nine months ended September 30, 2020, compared to an operating loss of $0.8 million for the nine months ended September 30, 2019.  This is due mainly to the lower revenue offset somewhat with lower operating costs associated with the lower vessel activity and lower general and administrative costs resulting from our ongoing cost reduction efforts.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 35% or $34.8 million, during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The West Africa active vessel fleet decreased by 13 vessels during the comparative periods. In addition, West Africa segment active utilization decreased from 75.8% to 62.7% primarily due to the effects of the pandemic. However, day rates increased by 6 percent due to the change in the mix of contracts.

The West Africa segment reported an operating loss of $19.0 million for the nine months ended September 30, 2020 compared to an operating profit of $11.9 million in the nine months ended September 30, 2019 primarily due to decreased revenue and $5.6 million of increased depreciation and amortization resulting from changes in salvage value and amortization of drydock costs partially offset by $9.3 million in lower operating costs associated with the lower vessel activity.  This segment had the most negative impact from the pandemic due to significant contract cancellations.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but do not include vessels owned by joint ventures (3 and 4 vessels at September 30, 2020 and 2019, respectively). Active utilization is calculated on active vessels (which excludes vessels held for sale).  Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
SEGMENT STATISTICS:
Americas fleet:
Utilization	52.2%	56.9%	55.9%	52.9%
Active utilization	82.0%	82.6%	85.5%	83.9%
Average vessel day rates	12,581	11,783	12,423	11,843
Average total vessels	47	54	50	61
Average stacked vessels	(17)	(17)	(17)	(23)
Average active vessels	30	37	33	38

Middle East/Asia Pacific fleet:
Utilization	69.9%	63.6%	65.1%	62.2%
Active utilization	76.8%	80.7%	76.8%	77.2%
Average vessel day rates	8,040	7,520	7,968	7,343
Average total vessels	45	52	51	51
Average stacked vessels	(4)	(11)	(8)	(10)
Average active vessels	41	41	43	41

Europe/Mediterranean fleet:
Utilization	45.1%	61.4%	53.1%	61.4%
Active utilization	95.1%	86.3%	89.5%	85.6%
Average vessel day rates	13,361	12,147	12,779	12,050
Average total vessels	32	45	36	47
Average stacked vessels	(17)	(13)	(15)	(13)
Average active vessels	15	32	21	34

West Africa fleet:
Utilization	30.6%	50.9%	37.5%	50.8%
Active utilization	66.3%	74.4%	62.7%	75.8%
Average vessel day rates	9,643	9,174	9,946	9,421
Average total vessels	58	70	62	75
Average stacked vessels	(31)	(22)	(25)	(25)
Average active vessels	27	48	37	50

Worldwide fleet:
Utilization	48.5%	57.5%	52.0%	55.9%
Active utilization	78.2%	80.4%	77.0%	80.1%
Average vessel day rates	10,503	10,021	10,510	10,087
Average total vessels	182	221	199	234
Average stacked vessels	(69)	(63)	(65)	(71)
Average active vessels	113	158	134	163

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We had 60 stacked vessels at September 30, 2020 and 2019, respectively.  Total stacking costs for the three and nine months ended September 30, 2020 were $9.8 million and $18.0 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales in 2020 included 44 vessels that were classified as assets held for sale and 3 vessels from our active fleet.

Liquidity, Capital Resources and Other Matters

Availability of Cash

At September 30, 2020, we had $192.2 million in cash and cash equivalents (excluding $29.8 million of restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, or partner or tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S. Restricted cash of $26.4 million represents the portion of proceeds from vessel sales reserved for a cash tender of Senior Notes that may be required if certain conditions in the underlying indenture are satisfied. We will be commencing a tender in the fourth quarter of 2020 in accordance with the indenture.

During the first quarter of 2020, the industry was impacted by a world-wide pandemic that had the effect of isolating people across the world and significantly reducing the demand and price for crude oil.  See a detailed discussion under “Industry Conditions and Outlook” above.  The reduced oil price will impact our industry in the near term and if it is prolonged could impact us beyond this year.  We have significant cash on hand and the substantial portion of our debt is not due until 2022. As a company, we have undertaken the following temporary measures to assist us in weathering the pandemic and allow us to recover as soon as possible:

•

Planned capital and drydock expenditures tied to contracts referenced in “Industry Conditions and Outlook” above will be temporarily delayed or cancelled. As a result of the ongoing contract cancellations and delays we have postponed drydocks expected to cost approximately $23.0 million in 2020.  It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of such possible cancellations or delays.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $1.8 million and net cash used in operating activities for the nine months ended September 30, 2019 was $36.7 million, respectively.

Net cash provided by operations for the nine months ended September 30, 2020, reflects a net loss of $167.3 million, which includes non-cash depreciation and amortization of $86.0 million, net gains on asset dispositions of $7.5 million, an affiliate credit loss impairment expense of $53.6 million and long-lived asset impairments of $67.6 million.  Combined changes in operating assets and liabilities and in amounts due to/from affiliate, net used $9.6 million in cash and cash paid for deferred drydock and survey costs was $29.5 million.

Net cash used in operations for the nine months ended September 30, 2019 reflects a net loss of $80.6 million, which includes non-cash depreciation and amortization of $73.7 million, asset impairments of $5.2 million, stock-based compensation expense of $16.6 million and approximately $1.0 million of gains on asset sales. Cash paid for drydock used $43.7 million and combined changes in operating assets and liabilities and in amounts due to/due/from affiliate, net, used $6.5 million of cash.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 and 2019, was $26.8 million and $11.2 million, respectively. Net cash provided by investing activities for the nine months ended September 30, 2020 primarily reflects the receipt of $31.5 million related to the sale or recycling of 47 vessels.  Additions to properties and equipment were comprised of approximately $2.8 million in capitalized upgrades to existing vessels and equipment and $1.9 million for other property and equipment purchases.

Net cash provided by investing activities for the nine months ended September 30, 2019 primarily reflects the receipt of $25.1 million related to the disposal of 37 vessels. Additions to properties and equipment were comprised of approximately $13.9 million in capitalized upgrades to existing vessels and equipment and property and equipment purchases.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 and 2019, was $34.2 million and $9.6 million, respectively.  Net cash used in financing activities for the nine months ended September 30, 2020 included $26.2 million of repurchases of the Secured Notes in open market transactions, $7.3 million of scheduled semiannual principal payments on Troms offshore debt and $0.7 million of taxes paid to related share-based compensation.

Net cash used in financing activities for the nine months ended September 30, 2019 was a result of $6.3 million of scheduled semiannual principal payments on Troms offshore debt, $3.1 million of taxes paid to related share-based compensation and the repurchase of $0.2 million of New Secured Notes resulting from a tender offer.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended September 30, 2020 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

The COVID-19 pandemic has adversely affected and may, in the future, have a material negative impact on our operations and business.  In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the “COVID-19 pandemic”), much of the industrialized world had taken severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption during the first nine months of 2020.

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

TIDEWATER INC.
(Registrant)

Date: November 5, 2020	/s/ Samuel R. Rubio
Samuel R. Rubio
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and authorized signatory)