Form 10-K
period 2020-12-31
TIDEWATER INC
filed 2021-03-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. Employer Identification No.)
6002 Rogerdale Road, Suite 600 Houston, Texas	77072
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 470-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TDW	New York Stock Exchange
Preferred stock purchase rights	N/A	New York Stock Exchange
Series A Warrants to purchase shares of common stock	TDW.WS.A	New York Stock Exchange
Series B Warrants to purchase shares of common stock	TDW.WS.B	New York Stock Exchange
Warrants to purchase shares of common stock	TDW.WS	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $224.0 million based on the closing sales price as reported on the New York Stock Exchange of $5.59.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 28, 2021, 40,715,611 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, fluctuations in worldwide energy demand and oil and natural gas prices, and continuing depressed levels of oil and natural gas prices without a clear indication of if, or when, prices will recover to a level to support renewed offshore exploration activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

ITEM 1. BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange (NYSE) under the symbol “TDW”, provides offshore marine support and transportation services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. We were incorporated in 1956 and conduct our operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has either majority or non-controlling interests (generally where required to satisfy local ownership or local content requirements). Unless otherwise required by the context, the terms “we”, “us”, “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

On July 31, 2017, Tidewater successfully emerged from Chapter 11 bankruptcy proceedings and adopted fresh-start accounting.

About Tidewater

Our vessels and associated vessel services provide support primarily for all phases of offshore oil and natural gas exploration, field development and production as well as windfarm development and maintenance. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry.

Our principal customers are large, international integrated and independent oil and natural gas exploration, field development and production companies (IOCs); select mid-sized and smaller independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations and other related companies that explore for, develop and produce oil and natural gas (NOCs); drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, windfarm development companies, diving companies and well stimulation companies.

Our active offshore support vessel fleet consists primarily of company owned vessels. As of  December 31, 2020, we owned 149 active vessels of which 35 have been temporarily stacked or withdrawn from service. In addition, we owned 23 vessels that have been designated for sale and have been classified as such on the Balance Sheet. Please refer to Notes (1) and (8) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels and vessels held for sale.

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

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects are generally more costly than other onshore and offshore exploration and development. As a result, the sustained low levels of crude oil prices over the past few years have caused, and may continue to cause, many E&P companies to restrain their level of capital expenditures in regard to deepwater projects.  Offshore windfarm developments are forecasted to increase over the coming years, and these may provide additional opportunities for a certain cross-section of our larger vessels.  These projects generally require fewer and more specialized vessels.

Revenues are derived primarily from vessel time charter or similar contracts that are generally from three months to several years in duration, and, to a lesser extent, from vessel time charter contracts on a “spot” basis, which is a short-term agreement ranging from one day to three months to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow us to recover specific additional costs.

COVID-19 Pandemic

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the COVID-19 pandemic), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption throughout 2020.  With respect to our particular sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Several vaccines were developed and approved during 2020, but distribution of the vaccines is not expected to create general immunity until the latter half of 2021 at the earliest.

Combined, these conditions adversely affected our operations and business beginning in late March 2020 and continuing through the remainder 2020 and, in spite of the approval and distribution of the vaccines and the gradual reopening of economies, we expect our operations and business during 2021 to continue to be negatively impacted. The reduction in demand for hydrocarbons together with a decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. See further discussion of the impact of COVID-19, including the resulting crude oil demand and price impact, on our operations in 2020 and our responses to the challenges of these events  in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.

Business Combination

On November 15, 2018 (the Merger Date), we completed our acquisition of GulfMark Offshore, Inc. (GulfMark) pursuant to the Agreement and Plan of Merger, dated July 15, 2018 (the business combination). The business combination was effected through a two-step reverse merger. GulfMark’s results are included in our consolidated results beginning on the Merger Date. Refer to Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our merger with GulfMark.

Upon consummation of the business combination, GulfMark stockholders received 1.10 (the Exchange Ratio) shares of Tidewater common stock in exchange for each share of GulfMark common stock owned.  Additionally, all outstanding GulfMark warrants issued to stockholders prior to the business combination and restricted stock units granted to GulfMark directors and management prior to the business combination were converted into substantially similar warrants or restricted stock awards to acquire Tidewater common stock with the number of warrants or restricted stock units being adjusted by the Exchange Ratio. Immediately following the completion of the business combination, the former Tidewater stockholders and GulfMark stockholders owned 74% and 26% of the combined company, respectively. The business combination resulted in a total purchase consideration of $385.5 million.

Offices and Facilities

Our worldwide headquarters and principal executive offices are located at 6002 Rogerdale Road, Suite 600, Houston, Texas 77072, and our telephone number is (713) 470-5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico;Chaguaramus, Trinidad; Aberdeen, Scotland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Al Khobar, Kingdom of Saudi Arabia; Dubai, United Arab Emirates; and Oslo, Sandnes, Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

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

Deepwater Vessels

Deepwater vessels, in the aggregate, are usually our largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large platform supply vessels (PSVs) (typically longer than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) and large, higher-horsepower anchor handling tug supply vessels (AHTS vessels) (generally greater than 10,000 horsepower). These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessels to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater PSVs and AHTS vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers have high standards in regard to safety and other operational competencies and capabilities, in part to meet the regulatory standards that continue to be more stringent.

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

The following table discloses our customers that accounted for 10% or more of total revenues:

	Years Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Chevron Corporation	14.3%	13.0%	15.0%
Saudi Aramco	11.5%	*	*

* Less than 10% of total revenues.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of our significant customers could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations. Our five and ten largest customers accounted for approximately 41.8% and 59.8% of our total revenues for the year ended December 31, 2020, respectively.

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

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in the many areas of the world are competitive advantages in our industry. In the Americas region, we benefit from cabotage which includes rules and restrictions promulgated thereunder by the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended,  (collectively, the Jones Act), which limit vessels that can operate in the U.S. Gulf of Mexico to those owned by companies that qualify as U.S. citizens. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.

Increases in worldwide vessel capacity generally have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity in the oil and natural gas industry, as has been the case since late calendar 2014 when oil prices began to trend lower. In addition, the COVID-19 pandemic has created additional oversupply as customers have cancelled or delayed projects as discussed above.

Angolan Joint Venture (Sonatide)

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars.  The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared.  In late 2019, we were informed that, as part of a broad privatization program, Sonangol intends to seek to divest itself from Sonatide.

In the second quarter of 2020, Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million.  Our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in Sonatide had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to Sonatide.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.  During the year ended December 31, 2020, we recorded a $40.9 million affiliate credit loss impairment expense.

Refer to Note 5 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on Sonatide.

Nigerian Joint Venture (DTDW)

We own 40% of DTDW in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which the joint venture receives a commission.  As of December 31, 2020, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the COVID-19 pandemic and resulting oil price reduction caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt.  Therefore, we recorded affiliate credit loss impairment expense totaling $12.1 million.  In addition, based on our analysis we determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee during the year ended December 31, 2020.

Refer to Note 5 of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on the Nigerian joint venture.

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

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding stock were owned by non-U.S. Citizens as defined by the Jones Act. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our charter provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock.  Based on the latest information available to us, less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2020.

Our vessel operations in the U.S. Gulf of Mexico (GOM) are considered to be coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 149 active vessels that we owned or operated at December 31, 2020, 136 vessels were registered under flags other than the United States and 13 vessels were registered under the U.S. flag.

All of our offshore vessels are subject to either United States or international safety and classification standards or sometimes both. Deepwater PSVs, deepwater AHTS vessels, towing-supply vessels, and crew boats are required to undergo periodic inspections generally twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

We comply with the International Ship and Port Facility Security (ISPS) Code, an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of the ISPS Code and SOLAS. Under the ISPS Code, we perform worldwide security assessments, risk analyses, and develops vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the U.S. Coast Guard pursuant to the latest revision of Maritime Security Directive 104-6.

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

●

the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various preconstruction, operational, monitoring and reporting requirements, and that the U.S. Environmental Protection Agency has relied upon as the authority for adopting climate change regulatory initiatives relating to greenhouse gas emissions;

●

the Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the U.S.;

●

the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;

●

the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur; and

●

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

Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment, if accidents were to occur. In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment, including being committed to responsible ship recycling in accordance with the Hong Kong convention and European Ship Recycling Regulation.

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

Environmental, Social and Governance Factors

We are committed to transparently reporting on environmental, social and governance (ESG) factors that may be relevant to Tidewater. There has been an increasing amount of ESG disclosure by publicly-listed companies in recent years and we expect this trend to continue. Increasing ESG disclosure may be driven by investor expectations, SEC requirements, regulation or in response to stakeholder concerns. We use internationally-recognized methods and reporting standards to measure and disclose our performance in relation to ESG factors. We have disclosed ESG-related information on our website and from 2021 will expand our disclosures in a formal ESG report, aligned with the Sustainability Accounting Standards Board (SASB) Marine Transportation standard, additionally taking into account recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD).

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, our Gulf of Mexico (GOM) operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tend to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. Our vessels that operate offshore in India Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for our offshore support vessels and other services than on any seasonal variation.

Human Capital Management

Employees and Labor Relations:

 As of January 1, 2021, we employ approximately 5,400 employees worldwide. Our global footprint has over 90% of our fleet working internationally in more than 30 countries. We are not a party to any union contract in the United States but through several subsidiaries are subject to union agreements covering local nationals in several countries other than the United States, most heavily in the North Sea with UK and Norwegian mariners.

Culture and Engagement

Company culture is a key focus for the Chief Human Resource Officer (CHRO) and the rest of the senior leadership. Tidewater’s culture is promoted through its “7 Cs”:

●	Capability
●	Collaboration
●	Commitment
●	Communication
●	Compassion
●	Compliance
●	Courage

Our focus is on creating an environment where our colleagues feel respected, valued, and can contribute to their fullest potential. We leverage technology to promote online collaborative workspaces to bring our colleagues together across multiple time zones and geographies and create a global sense of community.  In fiscal year 2020, the COVID-19 pandemic had a significant impact on our human capital management. A large majority of our onshore workforce has worked remotely beginning in the second quarter of 2020 and, for those who continue to work on site, we instituted safety protocols and procedures.

In October 2019, we conducted a global shore-based employee satisfaction survey using a leading outside firm that specializes in employee engagement. We had an above-average completion rate and the majority of respondents indicated satisfaction in their jobs. We see our positive employee engagement evidenced by our employee retention, with most of the employees who responded to our survey having been with us for at least 10 years. We plan to conduct this type of survey on a periodic basis and will use the information to work towards continuously improving our employees’ environment.

Health and Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Our principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our mariners and shore-based personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. In addition, we employ safety personnel who are responsible for administering our safety programs and fostering our safety culture and monitoring the results of our safety programs and initiatives. Our position is that each of our employees is a safety supervisor with the authority and the obligation to stop any operation that they deem to be unsafe.

By establishing practical safeguards against all identified risks, we  take a consistent and proactive approach to minimizing the number of accidents, incidents and hazardous occurrences. We utilize both leading and lagging indicators to monitor the performance of our health and safety programs. Lagging indicators include the Total Recordable Incident Rate (TRIR) and the Lost Time Incident Rate (LTIR) based upon the number of incidents per one million working hours. Leading indicators include reporting and closure of all near miss events and Health, Safety and Environmental (HSE) training activities. In calendar year 2020, we achieved our lowest recordable incident rate on record, with a TRIR of 0.34, a LTIR of 0.0 and no work-related fatalities.

In 2020, we experienced significant challenges resulting from COVID-19. Revised safety protocols were immediately implemented and management in each area of operation ensured constant compliance with local government, customer and other restrictions and guidelines to help mitigate risk of exposure of our employees and contractors.

Inclusion and Diversity

We embrace the diversity of our team members, stakeholders and customers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. We comply with all applicable employment, labor and immigration requirements, and require all of our personnel to cooperate with all compliance efforts. We have a policy of continuous improvement; opportunities to further connect and support collaboration between our diverse employee base continue to be identified and addressed with further investments in training, tools and systems.

We are committed to racial equality and fostering a culture of diversity and inclusion throughout our organization, a commitment that both starts with, and is reflected in, our board of directors. We have made diversity and inclusion an important part of our hiring and retention efforts. Our CHRO has primary responsibility for our human capital management strategy, including attracting, developing, engaging and retaining those talented employees.  The CHRO is also responsible for the design of employee compensation and benefits programs in addition to promoting diversity and inclusion throughout the Company.

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

Summary of Risk Factors

Below is a summary of some of the principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Relating to Our Business and Industry

●	The COVID-19 pandemic may continue to have a material negative impact on our operations and business.
●

Recent disruptions in the global market for oil and natural gas, which have led to market oversupply and depressed commodity prices, have adversely affected our operations and may, in the future, materially disrupt our operations and adversely impact our business and financial results.

●	A substantial or an extended decline in oil and natural gas prices could result in lower capital spending by our customers.
●	We derive a significant amount of revenue from a relatively small number of customers.

●	The high level of competition on the offshore marine service industry could negatively impact pricing for our services.
●	The rise in production of unconventional crude oil and natural gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and natural gas prices.
●	An increase in vessel supply without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition.
●	Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.
●	Maintaining our current fleet and acquiring vessels required for additional future growth require significant capital.
●	We may not be able to renew or replace expiring contracts for our vessels.
●	We may record additional losses or impairment charges related to our vessels.
●	Cybersecurity attacks on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.
●	Uncertain economic conditions may lead our customers to postpone capital spending or jeopardize our customers’ or other counterparties’ ability to perform their obligations.

Risks Relating to Our Indebtedness

●	We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
●	Restrictive debt covenants may restrict our ability to raise capital and pursue our business strategies.
●	The amount of our debt could have significant consequences for our operations and future prospects.
●	We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

Risks Relating to Our International and Foreign Operations

●	We operate throughout the world and are exposed to risks inherent in doing business in countries other than the U.S.
●	Global or regional public health crises and other catastrophic events could reduce economic activity resulting in lower commodity prices and could affect our crew rotations and entry into ports.

●	We may have disruptions or disagreements with our foreign joint venture partners, which could lead to an unwinding of the joint venture.
●	Our international operations expose us to currency devaluation and fluctuation risk.
●	With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Risks Relating to Governmental Regulation

●	There may be changes to complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.
●	Changes in U.S. and international tax laws and policies could adversely affect our financial results.
●	Any changes in environmental regulations, including climate change and greenhouse gas restrictions, could increase the cost of energy and future production of oil and natural gas.
●

Increasing attention to environmental, social and governance (ESG) matters may impact our business and some institutional investors may be discouraged from investing in the industry in which we operate.

Risks Relating to Our Employees

●	We may have difficulty attracting, motivating and retaining executives and other key personnel.
●	We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.
●	Certain of our employees are covered by both state and federal laws that may subject us to job-related claims.

Risks Relating to Our Securities

●	Our common stock is subject to restriction on foreign ownership by non-U.S. Citizen stockholders.
●	The market price of our securities is subject to volatility.
●

Because we currently have no plans to pay cash dividends or other distributions on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
●	Anti-takeover provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.

Risk Factors

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected and may, in the future, have a material negative impact on our operations and business.

As discussed above in Item 1, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid-March, when the World Health Organization declared the outbreak to be a pandemic (the COVID-19 pandemic”, much of the industrialized world had taken severe measures to lessen its impact.  The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption.

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

The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which it impacts our business and operations and ability to preserve our liquidity will depend on the severity, location, and duration of the effects and spread of the pandemic itself, the actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.  As we cannot predict the duration or scope of this pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be both material and long-lasting. Additionally, the impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or exacerbate other risks discussed in this Item 1A- Risk Factors and elsewhere in this report, any of which could have a material effect on us.

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

Combined, these conditions have adversely affected our operations and business beginning with the latter part of the first fiscal quarter of 2020 and we do expect our operations and business in 2021 to be negatively impacted. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, may continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general. Although, as of the date of this filing, oil-producing countries have reached a tentative agreement regarding future output, oil prices will remain depressed as long as the market is oversupplied and demand will remain depressed until global economic conditions improve.

Risks Relating to Our Business and Industry

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

Demand for our services depends substantially upon the level of activity in the oil and natural gas industry and, in particular, the willingness of oil and natural gas companies to make capital expenditures on exploration, drilling and production operations. Oil and natural gas prices and market expectations of potential changes in these prices significantly affect this level of activity. Prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

●	domestic and foreign supply of oil and natural gas, including increased availability of non-traditional energy resources such as shale oil and natural gas;
●	prices, and expectations about future prices, of oil and natural gas;
●	domestic and worldwide economic conditions, and the resulting global demand for oil and natural gas;
●	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil, and decisions by OPEC to change production levels;
●	sanctions imposed by the U.S., the European Union (E.U.), or other governments against oil producing countries;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	the expected rates of decline in production from existing and prospective wells and the discovery rates of new oil and natural gas reserves;
●

federal, state and local regulation relating to (i) exploration and drilling activities, (ii) equipment, material, supplies or services that we furnish, (iii) oil and natural gas exports and (iv) environmental or energy security matters;

●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil or natural gas production;
●	weather conditions, natural disasters, and global or regional public health crises and other catastrophic events, such as the COVID-19 pandemic that began in early 2020;
●	incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;
●	political, military and economic instability and social unrest in oil and natural gas producing countries, including the impact of armed hostilities involving one or more oil producing nations;
●	advances in exploration, development and production technologies or in technologies affecting energy consumption;
●	the price and availability of, and public sentiment regarding, alternative fuel and energy sources;
●	uncertainty in capital and commodities markets; and
●	domestic and foreign tax policies, including those regarding tariffs and duties.

A prolonged material downturn in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production (E&P) companies and result in a significant decline in demand for offshore support services resulting in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. Moreover, declining or continuing depressed oil and natural gas prices may result in negative pressures on:

●	our customer’s capital spending and spending on our services;
●	our charter rates and/or utilization rates;
●	our results of operations, cash flows and financial condition;
●	the fair market value of our vessels;
●	our ability to refinance, maintain or increase our borrowing capacity;
●	our ability to obtain additional capital to finance our business and make acquisitions or capital expenditures, and the cost of that capital; and
●	the collectability of our receivables.

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

For the years ended December 31, 2020 and 2019, our top five and ten largest customers accounted for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts with us, and/or refuse to award new contracts to us.

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

Over the past decade, the combination of historically high commodity prices and technological advances resulted in significant growth in deepwater exploration, field development and production. During this time, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and also when vessels migrate between markets. A discussion about our vessel fleet appears in the “Vessel Utilization and Average Rates Per Segment” section of Item 7 in this Annual Report on Form 10-K.

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

Risks Related to Our Indebtedness

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

The Indenture and the amended and restated Troms credit agreement contain certain restrictive covenants, including restrictions on the incurrence of debt and liens and our ability to make investments and restricted payments. These covenants limit our ability, among other things, to:

●	incur additional indebtedness or liens;
●	make certain investments or capital expenditures;
●	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and
●	pay dividends or make other distributions or repurchase or redeem our stock.

The Indenture, as amended, and the amended and restated Troms credit agreement also require us to comply with certain financial covenants, including maintenance of minimum liquidity and compliance with a minimum consolidated interest coverage ratio. We may be unable to meet these financial covenants or comply with these restrictive covenants, which could result in a default under our Indenture or the amended and restated Troms credit agreement. If a default occurs and is continuing, the Trustee or noteholders holding at least 25% of the aggregate principal amount of then outstanding notes under the Indenture and the lenders under the amended and restated Troms credit agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the noteholders and the lenders under the amended and restated Troms credit agreement will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Indenture and amended and restated Troms credit agreement.

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

Our level of indebtedness, and the restrictive covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

●	making it more difficult for us to satisfy our obligations under the agreements governing our indebtedness and increasing the risk that we may default on our debt obligations;
●

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, such as investing in new vessels, and other general business activities;

●	requiring that we pledge substantial collateral, including vessels, which may limit flexibility in operating our business and restrict our ability to sell assets;
●	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, general corporate purposes and other activities;
●	limiting management’s flexibility in operating our business;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	diminishing our ability to successfully withstand a further downturn in our business or further worsening of macroeconomic or industry conditions; and
●	placing us at a competitive disadvantage against less leveraged competitors.

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

Risks Relating to Our Vessels

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

We have a number of charters that expired in 2020 and others that will expire in 2021. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to us than are the terms of our existing contracts, or we may be unable to secure contracts for these vessels. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.

Most of the long-term contracts for our vessels and all of our contracts with governmental entities and national oil companies contain early termination options in favor of the customer, in some cases permitting termination for any reason. Although some of these contracts have early termination remedies in our favor or other provisions designed to discourage our customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights in spite of such remedies or the threat of litigation with us. Moreover, many of the contracts for our vessels have a term of one year or less and can be terminated with 90 days or less notice. Unless such vessels can be placed under contract with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business or replace it on economically equivalent terms. In those circumstances, the amount of backlog could be reduced and the conversion of backlog into revenue could be impaired. Additionally, because of depressed commodity prices, adverse changes in credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a vessel that is currently under contract or may be able to obtain a comparable vessel at a lower rate. For these reasons, customers may seek to renegotiate the terms of our existing contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. In any case, an early termination of a contract may result in one or more of our vessels being idle for an extended period of time. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Relating to Our International and Foreign Operations

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

The current COVID-19 pandemic has caused several countries to restrict travel and quarantine those who have been exposed. Quarantines and the inability to move or interact freely will have an impact on economic results. In particular, such actions could reduce the world demand for oil. In addition, we may not be able to move freely in certain ports and we may not be able to economically move our vessel crews to and from our locations around the world.

We may have disruptions or disagreements with our foreign joint venture partners, which could lead to an unwinding of the joint venture.

We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our joint venture partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the joint venture relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our joint venture in Angola and our joint venture in Nigeria.

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

Our global operations require us to comply with a number of complex U.S. and international laws and regulations, including those involving anti-bribery and, anti-corruption. The FCPA and similar anti-bribery laws in other jurisdictions, including the U.K. Bribery Act the United Nations Convention Against Corruption and the Brazil Clean Company Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA and other anti-bribery legislation, any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other fines or sanctions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of drilling rigs or other assets, which could have a material adverse impact on our business, financial condition and results of operation. Moreover, we may be held liable for actions taken by local partners or agents in violation of applicable anti-bribery laws, even though these partners or agents may themselves not be subject to such laws. Any determination that we have violated applicable anti-bribery laws in countries in which we do business could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows. We operate in many parts of the world where governmental corruption is present and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business.

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

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as Brexit) and exited from the E.U. on January 31, 2020. The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. In addition, our business and operations may be impacted by any subsequent E.U. member withdrawals and a vote in Scotland to seek independence from the U.K. Risks related to Brexit that we may encounter include:

●	adverse impact on macroeconomic growth and oil and natural gas demand;
●	continued volatility in currencies including the British pound and U.S. dollar that may impact our financial results;
●	reduced demand for our services in the U.K. and globally;
●	increased costs of doing business in the U.K. and in the North Sea;
●	increased regulatory costs and challenges for operating our business in the North Sea;
●	volatile capital and debt markets, and access to other sources of capital;
●	risks related to our global tax structure and the tax treaties upon which we rely;
●	legal and regulatory uncertainty and potentially divergent treaties, laws and regulations between the E.U. and U.K.
●	business uncertainty and instability resulting from prolonged political negotiations; and
●	uncertain stability of the E.U. and global economy if other countries exit the E.U.

Risks Relating to Governmental Regulation

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

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). These regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our customer’s products more expensive and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas, any of which may reduce demand for our services. Notwithstanding the current downturn in the oil and natural gas industry punctuated by lessened demand and lower oil and natural gas prices, any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may have an adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our offshore support vessels and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets. In addition, the increased regulation of environmental emissions may create greater incentives for the use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

Increasing attention to environmental, social and governance (ESG) matters may impact our business and some institutional investors may be discouraged from investing in the industry in which we operate.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

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

Risks Relating to Our Employees

We may have difficulty attracting, motivating and retaining executives and other key personnel.

The success of our business depends on the efforts and skill of our senior management team and other key personnel. Uncertainty about the effect of changes to our company and about the changes we have made or may make to the organizational structure may impair our ability to attract and retain key personnel. In addition, our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, which is attributable, among other reasons, to the continuing depressed levels of oil and natural gas prices and a more generalized concern about the overall future prospects of the industry.

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

In locations in which we are required to do so, we have union workers subject to collective bargaining agreements, which are subject to periodic negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. GOM employees. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, disrupt our operations, reduce our revenues, adversely affect our business, financial condition and results of operations, or limit our flexibility.

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

Risks Related to Information Technology and Cybersecurity

Cybersecurity attacks on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.

Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers, to conduct day-to-day operations, improve safety and efficiency and lower costs. We use computerized systems to help run our financial and operations functions, including the processing of payment transactions, store confidential records and conduct vessel operations, which may subject our business to increased risks. If any of our financial, operational, or other technology systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee or other third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems, including those on board our vessels, may further increase the risk that operational system flaws, employee or other tampering or manipulation of those systems will result in losses that are difficult to detect.

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

Certain provisions of our Amended and Restated Certificate of Incorporation and our Second Amended and Restated By-Laws and Delaware law could delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that our stockholders may deem advantageous, including those attempts that might result in a premium over the market price for the shares held by our stockholders or negatively affect the trading price of our common stock and other securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. These provisions provide for, among other things:

●	the ability of our Board of Directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to present matters for consideration at our annual meetings;
●	limitations on convening special stockholder meetings;
●	the prohibition on stockholders to act by written consent;
●	supermajority vote of stockholders to amend certain provisions of the certificate of incorporation;
●	limitations on expanding the size of the Board of Directors;
●	the availability for issuance of additional shares of common stock; and
●

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

We have issued or assumed a number of securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our New Creditor Warrants and GLF Creditor Warrants for a nominal exercise price subject to Jones Act-related foreign ownership restrictions, and the exercise of our Series A Warrants, Series B Warrants and GLF Equity Warrants. Unexercised Series A Warrants and Series B Warrants will expire on July 31, 2023. Unexercised GLF Equity Warrants expire on November 14, 2024. Unexercised New Creditor Warrants expire on July 31, 2042 and unexercised GLF Creditor Warrants expire on November 14, 2042.

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

Please refer to Notes (10) and (11) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our outstanding warrants and stock-based awards.

There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants, and you may have difficulty trading and obtaining quotations for New Creditor Warrants and GLF Creditor Warrants.

While there are unsolicited quotes for our New Creditor Warrants on the OTC Pink Market, there is no market maker for this security on the OTC Pink Market, and there can be no assurance that an active trading market will develop. While the GLF Creditor Warrants trade on OTC QX market, there has been limited trading volume since the business combination. The lack of an active market may impair your ability to sell your New Creditor Warrants or GLF Creditor Warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your New Creditor Warrants or GLF Creditor Warrants. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our New Creditor Warrants or GLF Creditor Warrants. This severely limits the liquidity of our New Creditor Warrants and the GLF Creditor Warrants and will likely reduce the market price of our New Creditor Warrants and the GLF Creditor Warrants.

There is no guarantee that the Series A Warrants, Series B Warrants and GLF Equity Warrants issued by us or assumed by us will ever be in the money, and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the strike price of each of the Series A Warrants, Series B Warrants and GLF Equity Warrants, $57.06 per share for Series A Warrants, $62.28 per share for Series B Warrants and $100.00 per share for the GLF Equity Warrants), these warrants will have limited economic value, and they may expire with limited or no value. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Any material amendment to the terms of the warrant in a manner adverse to a holder would require holders of at least a certain percentage of the then outstanding warrants, but less than all holders, approve of such amendment.

We may not be able to maintain a listing of our common stock, Series A Warrants, Series B Warrants and GLF Equity Warrants on the NYSE or NYSE American.

We must meet certain financial and liquidity criteria to maintain the listing of our securities on the NYSE or NYSE American, as applicable. If we fail to meet any of the NYSE or NYSE American’s continued listing standards, our common stock, Series A Warrants, Series B Warrants, or GLF Equity Warrants may be delisted. A delisting of our common stock, Series A Warrants, Series B Warrants, or GLF Equity Warrants may materially impair our stockholders’ and warrant holders’ ability to buy and sell our common stock, Series A Warrants, Series B Warrants, or GLF Equity Warrants and could have an adverse effect on the market price of, and the efficiency of, the trading market for these securities. A delisting of our common stock, Series A Warrants, Series B Warrants or GLF Equity Warrants could significantly impair our ability to raise capital.

General Risk Factors

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

Our business could be negatively affected as a result of actions of activist stockholders.

Activist stockholders could advocate for changes to our corporate governance, operational practices and strategic direction, which could have an adverse effect on our reputation, business and future operations. In recent years, publicly-traded companies have been increasingly subject to demands from activist stockholders advocating for changes to corporate governance practices, such as executive compensation practices, social issues, or for certain corporate actions or reorganizations. There can be no assurances that activist stockholders won’t publicly advocate for us to make certain corporate governance changes or engage in certain corporate actions. Responding to challenges from activist stockholders, such as proxy contests, media campaigns or other activities, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our Board, which could have an adverse effect on our business and operational results. Additionally, stockholder activism could create uncertainty about future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, see Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TDW.” At February 15, 2021, there were 684 record holders of our common stock, based on the record holder list maintained by our stock transfer agent.

Issuer Repurchases of Equity Securities

No shares were repurchased during the years ended December 31, 2020, 2019, and 2018.

Dividends

There were no dividends declared during the years ended December 31, 2020. 2019 and 2018.

Performance Graph

The following graph and table compare the cumulative total return to our stockholders on our common stock beginning with the commencement of trading upon our emergence from Chapter 11 bankruptcy on July 31, 2017 through December 31, 2020, relative to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on August 1, 2017, at closing prices on July 31, 2017, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Indexed returns
	August 1,	December 31,	December 31,	December 31,	December 31,
Company name/Index	2017	2017	2018	2019	2020
Tidewater Inc.	100	98	77	77	35
Russell 2000	100	108	96	121	145
PHLX Oil Service sector	100	112	61	61	35
Dow Jones U.S. Oil Equipment & Services	100	105	60	65	40

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our future results of operations could differ materially from our historical results or those anticipated in our forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Annual Report on Form 10-K is incorporated by reference into this Item 7.

About Tidewater

Our vessels and associated vessel services provide support for all phases of offshore oil and natural gas exploration, field development and production as well as windfarm development and maintenance. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction; and a variety of specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships. We are also one of the most experienced international operators in the offshore energy industry with a history spanning over 60 years.

On November 15, 2018 (Merger Date), we completed our merger with GulfMark Offshore, Inc. GulfMark pursuant to the Agreement and Plan of the Merger dated July 15, 2018. GulfMark’s balances and results are included in our consolidated financial statements and disclosures beginning on the Merger Date.  Therefore, our balances and results for the years ended December 31, 2020 and 2019 include GulfMark’s operations while our balances and results for the year ended December 30, 2018 only include GulfMark’s operations for the last 45 days.

At December 31, 2020, we owned 172 vessels with an average age of 10.4 years (excluding 3 joint venture vessels, but including 35 stacked active vessels and 23 vessels designated for sale) available to serve the global energy industry. The average age of our 149 active vessels at December 31, 2020 is 10.2 years.

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

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, our newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies, although a weaker offshore energy market could mitigate any potential inflation of crew costs.

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

Deepwater activity is a significant segment of the global offshore crude oil and natural gas markets, and a significant component of our business. Development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects can be more costly relative to other onshore and offshore exploration and development. As a result, generally depressed crude oil prices have caused, and may continue to cause, many of our customers and potential customers to reevaluate their future capital expenditures in regard to deepwater projects.

Sonatide

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. Most of our attention has been focused in three areas: (i) reducing the net receivable balance due from Sonatide, our Angolan joint venture with Sonangol, for vessel services; (ii) reducing the foreign currency risk created by virtue of provisions of Angolan law that require that payment for a  portion of the services provided by Sonatide be paid in Angolan kwanza; and (iii) optimizing opportunities, consistent with Angolan law, for services provided by us to be paid for directly in U.S. dollars. In late 2019, we were informed that, as part of a broad privatization program, Sonangol intends to seek to divest itself from Sonatide.

In the second quarter of 2020, Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million.  Our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in Sonatide had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to Sonatide.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.  During the year ended December 31, 2020, we recorded a $40.9 million affiliate credit loss impairment expense.

DTDW

We own 40% of DTDW in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which the joint venture receives a commission.  As of December 31, 2020, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the COVID-19 pandemic and resulting oil price reduction caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt.  Therefore, we recorded affiliate credit loss impairment expense for the year ended December 31, 2020 totaling $12.1 million.  In addition, based on our analysis we have determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee during the year ended December 31, 2020.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand.  In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC.  Prices are subject to significant uncertainty and, as a result, are extremely volatile. Beginning in late 2014, oil prices declined significantly from levels of over $100.00 per barrel and continued to decline throughout 2015 and into 2016 causing an industry-wide downturn. Prices began to stabilize in the  $50.00 to $60.00 per barrel range in 2019 and early 2020. However, in the first quarter of 2020 the industry was severely impacted by the previously discussed global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices.

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations.  We have implemented various protocols for both onshore and offshore personnel in efforts to limit this impact, but there is no assurance that those efforts will be fully successful. Any spread of COVID-19 to our onshore workforce or  key management personnel could prevent us from supporting our offshore operations, reduce productivity as our onshore personnel continue to work remotely, and disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue.  We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions are expected to continue despite our efforts at mitigating them.  To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings.

The effect on our business includes lockdowns of shipyards where we have vessels performing drydocks which will delay vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our 2020 revenues by approximately 18.0%.  We also incurred approximately $18.0 million in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations.  There may be additional cancellations or delays.

As a company, we have undertaken the following temporary measures to assist us in weathering the COVID-19 pandemic and allow us to recover as soon as possible:

•

Planned capital and drydock expenditures tied to contracts referenced above will be temporarily delayed or cancelled.  As a result of the ongoing contract cancellations and delays we postponed drydocks expected to cost approximately $23.3 million in 2020. Budgeted drydocks expenditures for 2021 are expected to be approximately $19.0 million. It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays.  We cannot predict the number or cost of any additional cancellations or delays.

•

We have the ability to rapidly respond to contract cancellations and delays.  We have or will remove the crews and shut down all operations, depending on contract terms, on vessels associated with cancelled or delayed contracts.  We continue to evaluate our general and administrative costs to reflect the current demand for our offshore support vessels.

The full impact of the COVID-19 pandemic on our business and operations will depend on the severity, location, and duration of the effects and spread of the pandemic itself, the actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.  As we cannot predict the duration or scope of this pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be both material and long-lasting.

In the first and second quarters of 2020, we considered these events surrounding the COVID-19 pandemic and the resulting oil price decrease and demand reduction to be indicators that the value of our active offshore vessel fleet may be impaired.  As a result, as of March 31, 2020 and  June 30, 2020 , we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups.  During the third quarter conditions related to the pandemic and oil price environment did not worsen from the second quarter and in the fourth quarter industry conditions marginally improved compared with the third quarter.  As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation during either quarter.  We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Middle East/Asia Pacific, Europe/Mediterranean and West Africa.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2019 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” in Part II, Items 7. and 7A. of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our 2020 results are affected by the following factors:

●

The global COVID-19 pandemic and concurrent drop in crude oil demand and price had a substantial effect on our revenues and operations through all segments.  Although we were able to reduce our costs substantially as revenues came down, the overall effect was negative on our results of operations. The cancellation and/or temporary delay of certain revenue vessel contracts reduced our 2020 revenues by approximately 18.0%.  We also incurred approximately $18.0 million in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations.

●	As of December 31, 2020, we owned 149 active offshore support vessels operated in our four segments throughout the world, of which 35 were temporarily stacked.

●

During 2020, we identified and reclassified 32 of our vessels from property and equipment to assets held for sale in addition to the 46 vessels designated for sale in 2019.  In conjunction with the reclassification, we revalued the vessels at the lower of net book value and estimated net realizable value.  During the year  ended December 31, 2020, we recorded impairment expense of $75.2 million related to our assets held for sale. In 2020 we have sold 56 vessels, 53 of which were classified as assets held for sale and three of which were sold from our active fleet.   We recognized $7.5 million in net gains on the sales of these vessels in 2020.  At December 31, 2020 we have 23 vessels remaining in assets held for sale.

●

We also recorded $53.0 million in affiliate credit loss impairment expense as a significant portion of the due from affiliate balances from our two joint ventures in Angola and Nigeria was compromised.   In addition, we determined that our Nigerian joint venture would be unable to pay its debt obligation and as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee.

The above factors are discussed in more detail and in context in the consolidated and segment results of operations comparisons for the years ended December 31, 2020 and 2019 below.

The following tables present vessel revenue by segment, vessel operating costs by segment, the related segment vessel revenue and operating costs as a percentage of segment vessel revenues, total vessel revenue and operating costs and the related total vessel revenue and operating costs as a percentage of total vessel revenues for our owned and operated vessel fleet:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
(In thousands)		%		%
Vessel revenues:
Americas	$126,676	33%	$136,958	29%
Middle East/Asia Pacific	97,133	25%	90,321	19%
Europe/Mediterranean	83,602	22%	123,711	26%
West Africa	78,763	20%	126,025	26%
Total vessel revenues	$386,174	100%	$477,015	100%

	Year Ended		Year Ended
	December 31,		December 31,
	2020		2019
(In thousands)		%		%
Vessel operating costs:
Americas:
Crew costs	$51,830	41%	$63,521	46%
Repair and maintenance	7,198	6%	12,076	9%
Insurance	1,672	1%	227	0%
Fuel, lube and supplies	7,564	6%	8,332	6%
Other	9,421	7%	12,086	9%
	77,685	61%	96,242	70%
Middle East/Asia Pacific:
Crew costs	$39,261	41%	$37,164	41%
Repair and maintenance	10,066	10%	9,409	10%
Insurance	2,344	2%	1,921	2%
Fuel, lube and supplies	7,777	8%	9,053	10%
Other	9,697	10%	7,759	9%
	69,145	71%	65,306	72%
Europe/Mediterranean:
Crew costs	$37,534	45%	$51,018	41%
Repair and maintenance	6,421	7%	13,416	11%
Insurance	1,596	2%	2,124	2%
Fuel, lube and supplies	3,324	4%	6,627	5%
Other	6,557	8%	10,652	9%
	55,432	66%	83,837	68%
West Africa:
Crew costs	$27,999	36%	$35,896	28%
Repair and maintenance	7,528	9%	12,860	10%
Insurance	1,583	2%	1,857	1%
Fuel, lube and supplies	10,448	13%	12,347	10%
Other	18,960	24%	20,851	17%
	66,518	84%	83,811	66%
Total:
Crew costs	$156,624	41%	$187,599	39%
Repair and maintenance	31,213	8%	47,761	10%
Insurance	7,195	2%	6,129	1%
Fuel, lube and supplies	29,113	7%	36,359	8%
Other	44,635	12%	51,348	11%
Total vessel operating costs	268,780	70%	329,196	69%

The following tables present vessel operations general and administrative expenses by segment, the related segment vessel operations general and administrative expenses as a percentage of segment vessel revenues, total vessel operations general and administrative expenses and the related total vessel operations general and administrative expenses as a percentage of total vessel revenues.

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
(In thousands)		%		%
Vessel operations general and administrative expenses:
Americas	$11,968	9%	$14,028	10%
Middle East/Asia Pacific	9,679	10%	9,618	11%
Europe/Mediterranean	7,577	9%	11,110	9%
West Africa	11,966	15%	12,751	10%
Total vessel operations general and administrative expenses	$41,190	11%	$47,507	10%

The following tables present depreciation and amortization expense by segments, the related segment depreciation and amortization expense as a percentage of segment vessel revenues, total depreciation and amortization expense and the related total depreciation and amortization expense as a percentage of total vessel revenues.

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
(In thousands)		%		%
Depreciation and amortization expense:
Americas	$32,079	25%	$27,493	20%
Middle East/Asia Pacific	24,244	25%	21,440	24%
Europe/Mediterranean	29,222	35%	30,053	24%
West Africa	27,787	35%	21,166	17%
Total depreciation and amortization expense	$113,332	29%	$100,152	21%

The following tables compare operating income and other components of earnings before income taxes, and its related percentage of total revenues.

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
(In thousands)		%		%
Vessel operating profit (loss):
Americas	$4,944	1%	$(805)	0%
Middle East/Asia Pacific	(5,935)	(1)%	(6,044)	(1)%
Europe/Mediterranean	(8,629)	(2)%	(1,289)	0%
West Africa	(27,508)	(7)%	8,298	2%
	(37,128)	(9)%	160	0%
Other operating profit	7,458	2%	6,734	1%
	(29,670)	(7)%	6,894	1%

Corporate expenses (A)	(35,633)	(9)%	(57,988)	(12)%
Gain on asset dispositions, net	7,591	2%	2,263	0%
Long-lived asset impairments and other	(74,109)	(19)%	(37,773)	(8)%
Affiliate credit loss impairment expense	(52,981)	(13)%	—	0%
Affiliate guarantee obligation	(2,000)	(1)%	—	0%
Operating loss	(186,802)	(47)%	(86,604)	(18)%
Foreign exchange loss	(5,245)	(1)%	(1,269)	0%
Equity in net loss of unconsolidated companies	164	0%	(3,152)	(1)%
Dividend income from unconsolidated company	17,150	4%	—	0%
Interest income and other, net	1,228	0%	6,598	1%
Interest and other debt costs	(24,156)	(6)%	(29,068)	(6)%
Loss before income taxes	$(197,661)	(50)%	$(113,495)	(23)%

(A)

Included in corporate expenses for the years ended December 31, 2020 and 2019 are $1.5 million and $12.6 million, respectively, of severance and termination benefits, including acceleration of restricted stock awards, for certain executive officers and other corporate employees.

Years Ended December 31, 2020 and 2019

Our total revenues for the years ended December 31, 2020 and December 31, 2019 were $397.0 million and $486.5 million, respectively. The decrease in revenue is primarily due to decreases in our West Africa with 14 less active vessels and Europe/Mediterranean segments, with 13 less active vessels. Both segments were significantly affected by the decrease in demand caused by the pandemic. Overall, we had 32 less average active vessels in the year ended December 31, 2020 than in the year ended December 31, 2019.  Active utilization decreased from 80.4% in 2019 to 77.0% in 2020.

Vessel operating costs for the years ended December 31, 2020 and December 31, 2019 were $268.8 million and $329.2 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 32 less active vessels in our fleet in the year ended December 31, 2020.

Depreciation and amortization expense for the years ended December 31, 2020 and December 31, 2019 was $116.7 million and $101.9 million, respectively. Depreciation and amortization expense were higher in the current period because of a $18.8 million increase in amortization of deferred drydocking and survey costs partially offset by lower vessel depreciation resulting from the discontinuation of depreciation on vessels classified as held for sale.

General and administrative expenses for the years ended December 31, 2020 and December 31, 2019 were $73.4 million and $103.7 million, respectively. General and administrative expenses decreased overall in 2020 because of cost cutting measures being implemented during the pandemic and a reduction in one-time severance charges incurred in 2020 compared to 2019.

The net gain on asset dispositions, for the year ended December 31, 2020 are $7.6 million of net gains, primarily from the sale of 56 vessels and other assets. During the year ended December 31, 2019, we recognized net gains of $2.3 million related to the sale of 40 vessels, primarily from our active fleet, and other assets.

During 2020, as discussed previously, we recorded $74.1 million of impairment primarily related to our vessels held for sale and $53.0 million of credit related losses associated with our two joint ventures in Nigeria and Angola.  This compares to $37.8 million of impairment recorded in 2019, primarily related to our initial recognition of assets held for sale and inventory obsolescence.

Interest expense and other debt costs decreased by $4.9 million in the year ended December 31, 2020 compared to the year ended December 31, 2019.  This is the result of paying down $97.1 million of our long-term debt primarily in the third and fourth quarters of 2020, offset by the acceleration of recognition of a portion of our deferred debt discount associated with the repaid debt.  In addition, our interest income and other decreased by $5.4 million primarily as a result of lower cash balances in 2020 compared to 2019.

During the year ended December 31, 2020, we recognized foreign exchange losses of $5.2 million and for the year ended December 31, 2019 we recognized losses of $1.3 million. These foreign exchange losses were primarily the result of the revaluation of various foreign currencies where we conduct our business including the Norwegian Kroner, Brazilian-Reais, Angola Kwanza, British Pound and Euro which are denominated balances to our U.S. dollar reporting currency.

In addition, our income tax benefit was $1.0 million in the year ended December 31, 2020 compared with an income tax expense of $27.7 million in the year ended December 31, 2019 primarily due to the reversal of some uncertain tax positions during 2020 as well as an NOL carryback for a tax refund under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 7.5%, or $10.3 million, during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is primarily due to a decrease of five active vessels primarily due to the pandemic. Overall, Americas segment active utilization increased from 84.2% during 2019 to 85.7% during 2020 and average day rates during these same periods increased 7.7%, which was generally due to a greater portion of the segment’s vessels being hired at current prevailing day rates which were higher than those in 2019.

Operating profit for the Americas segment for the year ended December 31, 2020, was $5.7 million greater than operating profit for the year ended December 31, 2019. Even though revenues decreased from period to period, the higher operating profit was primarily related to a $18.6 million decrease in vessel operating costs resulting from the decrease in vessel activity because of the pandemic and $2.1 million lower general and administrative cost due from ongoing cost saving efforts. These declines were partially offset by a $4.6 million increase in depreciation because of increased amortization of deferred drydock costs.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased $6.8 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The Middle East/Asia Pacific average day rates were 10.1% higher for 2020 than for 2019. Middle East/Asia Pacific segment active utilization decreased from 79.1% to 76.4% and average active vessel fleet count was flat. Our Middle East/Asia Pacific segment was only marginally affected by COVID-19.

Operating loss for the Middle East/Asia Pacific segment was approximately flat compared with the prior year because increased revenue was offset by higher vessel operating costs and an increase in depreciation resulting from increased amortization of deferred drydock costs.

Europe/Mediterranean Segment Operations. Vessel revenues in the Europe/Mediterranean segment decreased 32.4%, or $40.1 million, during the year ended December 31, 2020, as compared to the year ended December 31, 2019 primarily due to a 13 active vessel decrease. Europe/Mediterranean segment active utilization increased from 85.8% to 89.8% and average day rates increased by 5.4%. These increases in average day rates are due to the mix of vessels under longer term higher day rate contracts continuing while shorter term and spot contracts were delayed or canceled.  This Segment experienced a significant downturn due to the pandemic.

Operating loss for the Europe/Mediterranean segment increased from $1.3 million for the year ended December 31, 2019 to $8.6 million in 2020 for the year ended December 31, 2020.  This decrease resulted from lower revenue, which more than offset lower operating costs associated with lower vessel activity and lower general and administrative costs attributable to our ongoing cost reduction efforts.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 37.5%, or $47.3 million, during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The West Africa active vessel fleet decreased by 14 vessels during the comparative periods. West Africa segment active utilization decreased from 75.1% to 62.8% and average day rates increased by 3.2%. The decreases in revenue were mainly due to the capacity reduction and utilization decline caused by the negative impact of the pandemic. This segment had the most negative impact from the pandemic because of significant contract cancellations

The operating loss for the West Africa segment was $27.5 million for the year ended December 31, 2020, as compared to $8.3 million operating profit for the year ended December 31, 2019 primarily resulting from decreased revenue and $6.6 million of increased depreciation and amortization resulting from higher amortization of drydock costs. These declines were partially offset by lower operating costs associated with the lower vessel activity and lower general and administrative costs attributable to our ongoing cost reduction efforts.

Vessel Utilization and Average Rates by Segment

	Year Ended	Year Ended
SEGMENT STATISTICS:	December 31, 2020	December 31, 2019

Americas fleet:
Utilization	56.2%	54.4%
Active utilization	85.7%	84.2%
Average vessel day rates	12,702	11,796
Average total vessels	49	58
Average stacked vessels	(17)	(21)
Average active vessels	32	37

Middle East/Asia Pacific fleet:
Utilization	66.2%	63.8%
Active utilization	76.4%	79.1%
Average vessel day rates	8,211	7,458
Average total vessels	49	52
Average stacked vessels	(7)	(10)
Average active vessels	42	42

Europe/Mediterranean fleet:
Utilization	51.3%	60.9%
Active utilization	89.8%	85.8%
Average vessel day rates	12,700	12,052
Average total vessels	35	46
Average stacked vessels	(15)	(13)
Average active vessels	20	33

West Africa fleet:
Utilization	37.0%	50.4%
Active utilization	62.8%	75.1%
Average vessel day rates	9,638	9,338
Average total vessels	60	73
Average stacked vessels	(24)	(23)
Average active vessels	36	50

Worldwide fleet:
Utilization	51.8%	56.5%
Active utilization	77.0%	80.4%
Average vessel day rates	10,563	10,046
Average total vessels	193	229
Average stacked vessels	(63)	(67)
Average active vessels	130	162

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

We had 35 and 19 stacked vessels in our active fleet as of  December 31, 2020 and December 31, 2019, respectively. As of  December 31, 2019, we had 46 total vessels that were classified as assets held for sale. During 2020, we designated an additional 32 assets for disposition and sold 53 vessels that had been designated as held for sale plus an additional three vessels from our active fleet.  At December 31, 2020, 23 vessels remain reclassified as assets held for sale in current assets.

Vessel Dispositions

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by segment are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Number of vessels disposed by segment:
Americas	13	21
Middle East/Asia Pacific	13	2
Europe/Mediterranean	13	3
West Africa	17	14
Total	56	40

Vessel Deliveries

We did not build any vessels in the two years ended December 31, 2020.  In the fourth quarter of 2020, we acquired 11 crew boats for $5.3 million which were added to our active fleet in Africa.

 General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues are as follows:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
(In thousands)				%
Personnel	$36,851	9%	$50,616	10%
Office and property	13,483	3%	14,510	3%
Professional services	15,262	4%	15,909	3%
Other	6,344	2%	10,066	2%
Restructuring charges (A)	1,507	0%	12,615	3%
	$73,447	18%	$103,716	21%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
(In thousands)				%
Vessel operations	$41,190	56%	$47,507	46%
Other operating activities	—	0%	1	0%
Corporate	30,750	42%	43,593	42%
Restructuring charges (A)	1,507	2%	12,615	12%
	$73,447	100%	$103,716	100%

(A)

Restructuring charges for the years ended December 31, 2020 and 2019 include $1.5 million and $12.6 million, respectively, of severance and termination benefits, including acceleration of restricted stock awards, for certain executive officers and other corporate employees.

General and administrative expenses for the year ended December 31, 2020 have decreased as compared to the comparable prior year primarily as a result of our continuing efforts to reduce overhead costs due to the downturn in the offshore services market.

Liquidity, Capital Resources and Other Matters

Availability of Cash

As of  December 31, 2020, we had 155.2 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Indebtedness

As of December 31, 2020, we had $198.0 million of long -term debt on our consolidated balance sheet of which $27.8 million is due within one year.  Of this amount, our Secured Notes total $147.0 million, which is due in August 2022.  The Secured Notes have a quarterly minimum trailing year interest coverage requirement that began June 30, 2019. Compliance with this covenant has been waived from April 2021 through December 31, 2021. Minimum liquidity requirements and other covenants are set forth in the Indenture.  In addition, we have $50.9 million of long-term debt in a subsidiary that is collateralized by certain of the subsidiary’s vessels.  This debt has similar covenants as the Secured Notes. We believe that our $155.2 million in cash on hand, plus cash generated from our operations and asset sales in 2021 will be sufficient to meet our debt obligations in 2021. Refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our indebtedness.

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

Share Repurchases

No shares were repurchased during the years ended December 31, 2020, 2019 and 2018.  Please refer to Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

There were no dividends declared during the years ended December 31, 2020, 2019 and 2018.  Please refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by or used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by (used in) operating activities is as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Net loss	$(196,696)	$(141,219)
Depreciation and amortization	73,030	77,045
Amortization of deferred drydocking and survey costs	43,679	24,886
Amortization of debt premiums and discounts	3,961	(4,877)
Provision for deferred income taxes	1,224	672
Gain on asset dispositions, net	(7,591)	(2,263)
Affiliate credit loss impairment expense	52,981	—
Affiliate guarantee obligation	2,000	—
Long-lived asset impairments	74,109	37,773
Compensation expense - stock based	5,117	19,603
Deferred drydocking and survey costs	(33,271)	(70,437)
Changes in operating assets and liabilities	(26,506)	4,162
Changes in due to/from affiliate, net	11,949	22,193
Changes in investments in, at equity, and advances to unconsolidated companies	—	1,039
Net cash provided by (used in) operating activities	$3,986	$(31,423)

Net cash provided by operating activities for the year ended December 31, 2020, of $4.0 million reflects a net loss of $196.7 million, non-cash impairments of $129.1 million, non-cash depreciation and amortization of $116.7 million, a net gain on asset dispositions of $7.6 million, and stock-based compensation expense of $5.1 million. Changes in operating assets and liabilities used $26.5 million in cash while amounts due to/from affiliates provided $11.9 million in cash.  We paid $33.3 million for regulatory drydocks in 2020.

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

Investing Activities

Net cash provided by investing activities is as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Proceeds from sales of assets	$38,296	$28,847
Additions to properties and equipment	(14,900)	(17,998)
Net cash provided by investing activities	$23,396	$10,849

Net cash provided by investing activities for the year ended December 31, 2020, was $23.4 million, reflecting proceeds from the sale of assets of $38.3 million related to the disposal of 56 vessels, 25 of which were recycled.  Additions to property and equipment were comprised of $14.9 million, primarily for the purchase of eleven crew vessels, upgrades to our existing fleet and continued enhancements to our current enterprise software system.

Net cash provided by investing activities for the year ended December 31, 2019, was $10.8 million, reflecting the receipt of proceeds from the sale of assets of $28.8 million related to the disposal of 40 vessels, 22 of which were recycled. Additions to property and equipment were comprised of $18.0 million, primarily for upgrades to our existing fleet and the implementation of a new enterprise software system.

Financing Activities

Net cash used in financing activities is as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Principal payments on long-term debt	$(98,080)	$(133,693)
Premiums paid for redemption of secured notes	—	(11,402)
Taxes paid on share-based awards	(828)	(4,467)
Other	(857)	—
Net cash used in financing activities	$(99,765)	$(149,562)

Financing activities for the year ended December 31, 2020, used $99.8 million of cash, as a result of the repayment of $76.2 million of our secured notes in open market purchases and a voluntary tender offer.   Financing activities also included $21.9 million of scheduled semiannual payments and additional prepayments on the TROMS offshore debt.

Financing activities for the year ended December 31, 2019, used $149.6 million of cash, as a result of the repayment of the $125.0 million of our secured notes and a $11.4 million redemption premium and consent fee, pursuant to a tender offer associated with the repayment of secured notes. Financing activities also included $8.7 million of scheduled semiannual payments on the TROMS offshore debt.

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

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes our consolidated contractual obligations as of December 31, 2020 and the effect such obligations, inclusive of interest costs, are expected to have on our liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
							More
							Than
	Total	2021	2022	2023	2024	2025	5 Years
Long-term debt obligations:
Secured notes - principal	$147,049	—	147,049	—	—	—	—
Secured notes - interest	18,626	11,764	6,862	—	—	—	—
Troms Offshore debt - principal	50,926	27,796	4,983	4,983	4,514	4,044	4,606
Troms Offshore debt - interest	5,104	1,896	1,079	828	577	369	355
Total long-term debt obligations:	221,705	41,456	159,973	5,811	5,091	4,413	4,961
Operating lease obligations:
Operating leases	4,222	1,318	1,094	717	273	273	547
Total operating lease obligations:	4,222	1,318	1,094	717	273	273	547
Other long-term obligations:
Uncertain tax positions (A)	35,305	5,870	7,206	4,025	2,260	2,771	13,173
Pension obligations	55,523	5,860	5,833	5,777	5,762	5,686	26,605
Total other long-term obligations:	90,828	11,730	13,039	9,802	8,022	8,457	39,778
Total obligations	$316,755	54,504	174,106	16,330	13,386	13,143	45,286

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

Letters of Credit and Surety Bonds

In the ordinary course of business, we had other commitments that we are contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should we breach certain contractual and/or performance or payment obligations. As of December 31, 2020, we had approximately $40.5 million of outstanding standby letters of credit, surety bonds and performance bonds, geographically concentrated in Mexico, Brazil and Nigeria.

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

Receivables and Allowance for Credit Losses

In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, field development and production companies. We routinely review and evaluate our accounts receivable balances for collectability. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Expected credit losses are recorded on the initial recognition of our primary financial assets, which are trade accounts receivable and contract assets. We also have net receivable balances related to joint ventures in which we own less than 50%. We review and evaluate these receivables for collectability in a similar manner as we evaluate trade receivables. We believe that our allowance for credit losses is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for credit losses that may be required.

Impairment of Long-Lived Assets

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that are expected to remain in active service, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. Due in part to the modernization of our fleet more newer vessels are being stacked and are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regard to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to active service are evaluated for impairment as part of their assigned active asset group and not individually.

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

Management estimates the fair value of each vessel in an asset group considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. Third party appraisals, broker values or internal valuations based on recent sale activity are utilized for vessels expected to be sold as an operating vessel. We leverage information for vessels in a similar class, similar age, or similar specification to be used as a basis of fair value for vessels expected to be sold. Internal valuations are also prepared for vessels expected to be sold for recycling utilizing an estimated recycle value per lightweight ton based on the region of the vessel is located and the weight of the vessel and recent recycle activity. We record an impairment charge when the carrying value of an asset group exceeds its estimated fair value. In previous years, we sought opportunities to dispose of our older vessels when market conditions warranted and opportunities would arise. As a result, vessel dispositions would vary from year to year, and gains (losses) on sales of assets would also fluctuate significantly from period to period. The majority of our vessels were sold to buyers with whom we do not compete in the offshore energy industry.  We continue to employ that strategy, but to a lesser extent.  When circumstances warrant we review our fleet and make decisions remove assets that are not considered to be part of our long-term plans.  In these circumstance we will reclassify the identified vessels as held for sale and, if necessary, we will revalue these vessels to net realizable value.  We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold.  We determine the fair value of the vessels held for sale using two methodologies depending on the vessel and on our planned method of disposition.  We designated certain vessels to be recycled and valued those vessels using recycling yard pricing schedules based on dollars per ton. We generally value vessels that will be sold rather than recycled at the midpoint of a value range based on sales agreements or using comparative sales in the marketplace.

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

The carrying value of our net deferred tax assets is based on our present belief that we will be unable to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to adjust valuation allowances against our deferred tax assets resulting in additional income tax expense or benefit in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for changes to valuation allowances on a quarterly basis. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. We are primarily exposed to interest rate risk and foreign currency fluctuations and exchange risk. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and do not use derivative contracts for speculative purposes.

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

Because the existing terms on secured notes outstanding at December 31, 2020, bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2020, would change with a 100 basis-point increase or decrease in market interest rates.

	Outstanding	Estimated	100 Basis	100 Basis
(In thousands)	Value	Fair Value	Point Increase	Point Decrease
Total	$147,049	141,382	139,366	143,433

Troms Offshore Debt

Troms Offshore had outstanding $176.1 million of NOK denominated debt and $30.4 million of U.S. denominated fixed rate debt outstanding at December 31, 2020. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2020, would change with a 100 basis-point increase or decrease in market interest rates:

	Outstanding	Estimated	100 Basis	100 Basis
(In thousands)	Value	Fair Value	Point Increase	Point Decrease
Total	$50,926	51,557	50,817	52,328

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We periodically enter into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. We have no derivative instruments as of December 31, 2020. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

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

Discussions related to our joint venture operations are disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tidewater Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries   (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with  accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

●

We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions, which included testing the effectiveness of the related internal controls.

●

We evaluated the completeness of the Company’s recorded uncertain tax positions by evaluating income tax positions that may give rise to unrecognized tax benefits and performing inquiries with management regarding the nature and impacts of the associated financial activity leading to an income tax position, assessed prior year tax return filings to identify potential unrecorded uncertain tax positions, and considered the activities within the Company’s international operating areas that may give rise to unrecognized tax benefits.

●	We read and evaluated management’s documentation, including relevant information obtained by management from its external tax specialists, that detailed the basis of the uncertain tax positions.

●

With the assistance of our local jurisdiction tax specialists in Mexico, Portugal, and Saudi Arabia, we evaluated the reasonableness of the Company’s accounting for certain uncertain tax positions by evaluating the technical merits of the methods, assumptions, and judgments used by management to determine the future resolution of the tax liabilities for uncertain tax positions.

●

For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax positions.

●	We considered evidence obtained in other areas of the audit to determine if the uncertain tax positions were appropriate.

Asset Impairments – Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company reviews the vessels in its fleet for impairment whenever events occur or changes in circumstances indicate the carrying amount of an asset group may not be recoverable.

When the Company identifies an indicator of impairment, the Company will perform an evaluation comparing the estimated future undiscounted cash flows generated by an asset group with the carrying amount of the asset group to determine if a write-down may be required. The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates and average daily operating expenses. These estimates are based on recent actual trends in utilization, day rates and operating costs for vessels in similar classes and operating regions. The trends are adjusted to reflect management’s best estimate of expected market conditions during the period of future cash flows.

We identified impairment of vessels as a critical audit matter because of the significant judgments made by management to identify indicators of impairment and develop assumptions utilized in the impairment model, as well as the value to apply to vessels expected to be sold or recycled. This requires a high degree of auditor judgment and increased extent of effort related to evaluating indicators of impairment and forecast assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s vessel impairment analysis included the following, among others:

●	We tested the effectiveness of relevant controls over management’s identification of impairment indicators and the review of future cash flow assumptions utilized in the impairment model.

●	We evaluated the Company’s identification of impairment indicators and future cash flow assumptions utilized in the vessel impairment analysis by:

o	Corroborating information used through independent inquiries of marketing and operations personnel.

o

Considering industry and analysts reports and the impact of macroeconomic factors, such as future oil and gas prices, on the Company’s process for identifying indicators of impairment and future cash flow assumptions.

o	Comparing future cash flow assumptions, including day rate and utilization, against historical performance for periods with comparable market environment characteristics.

Assets Held for Sale – Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company reviews its vessels classified as held for sale on a quarterly basis to ensure the vessels meet criteria required for held for sale classification and revalues the vessels to  determine whether any fair value adjustments are required to measure the vessels at the lower of fair value less cost to sell or carrying value prior to classification as held for sale.

In order to estimate the fair value less cost to sell for the vessels, the Company prepares internal valuations based on recent sales activities for vessels expected to be sold as an operating vessel. The Company leverages information for vessels in a similar class, similar age, or similar specification to be used as a basis of fair value. Internal valuations are also prepared for vessels expected to be recycled utilizing an estimated value per lightweight ton based on the region of the vessel is located, the weight of the vessel and recent recycling activity.

We identified valuation of vessels held for sale as a critical audit matter because of the significant judgments made by management to apply to vessels expected to be sold or recycled. This requires a high degree of auditor judgment, including the involvement of fair value specialists, and increased extent of effort related to analyzing the selected value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the Company’s vessels held for sale included the following, among others:

●

We tested the effectiveness of relevant controls over management’s assessment of held for sale classification criteria and assumptions of fair value, such as estimated value per lightweight ton and recent sales and recycling activity.

●	With the assistance of our internal valuation specialists, we tested the Company’s estimate of fair value less cost to sell by:

o	Evaluating whether comparable sales were appropriately utilized to estimate the fair value of the vessels expected to be sold,

o	Testing the source information underlying management’s valuation assumptions, including vessel specifications and estimated recycling prices, and

o	Testing the market data for the specified vessels by:

§	Researching comparable sales for vessels with similar specifications,

§	Utilizing third-party data to source comparable vessels, and

§	Comparing the relevant data provided by management to our independently researched market data and found all vessels lied within our range.

/s/ Deloitte & Touche LLP

Houston, Texas

March 4, 2021

We have served as the Company's auditor since 2004.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$149,933	$218,290
Restricted cash	2,079	5,755
Trade and other receivables, less allowance for credit losses of $1,516 as of December 31, 2020 and less allowance for doubtful accounts of $70 as of December 31, 2019	112,623	110,180
Due from affiliate, less allowance for credit losses of $71,800 as of December 31, 2020 and less due from affiliate allowance of $20,083 as of December 31, 2019	62,050	125,972
Marine operating supplies	15,876	21,856
Assets held for sale	34,396	39,287
Prepaid expenses and other current assets	11,692	15,956
Total current assets	388,649	537,296
Net properties and equipment	780,318	938,961
Deferred drydocking and survey costs	56,468	66,936
Other assets	25,742	36,335
Total assets	1,251,177	1,579,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,981	$27,501
Accrued expenses	52,422	74,000
Due to affiliate	53,194	50,186
Current portion of long-term debt	27,797	9,890
Other current liabilities	32,785	24,100
Total current liabilities	183,179	185,677
Long-term debt	164,934	279,044
Other liabilities	79,792	98,397

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized,40,704,984 and 39,941,327 shares issued and outstanding at December 31, 2020 and 2019, respectively	41	40
Additional paid-in capital	1,371,809	1,367,521
Accumulated deficit	(548,931)	(352,526)
Accumulated other comprehensive loss	(804)	(236)
Total stockholders’ equity	822,115	1,014,799
Noncontrolling interests	1,157	1,611
Total equity	823,272	1,016,410
Total liabilities and equity	$1,251,177	$1,579,528

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Vessel revenues	$386,174	$477,015	$397,206
Other operating revenues	10,864	9,534	9,314
	397,038	486,549	406,520
Costs and expenses:
Vessel operating costs	268,780	329,196	269,580
Costs of other operating revenues	3,405	2,800	5,530
General and administrative	73,447	103,716	110,023
Depreciation and amortization	116,709	101,931	58,293
Gain on asset dispositions, net	(7,591)	(2,263)	(10,624)
Impairment of due from affiliate	—	—	20,083
Affiliate credit loss impairment expense	52,981	—	—
Affiliate guarantee obligation	2,000	—	—
Long-lived asset impairments and other	74,109	37,773	61,132
	583,840	573,153	514,017
Operating loss	(186,802)	(86,604)	(107,497)
Other income (expense):
Foreign exchange gain (loss)	(5,245)	(1,269)	106
Equity in net losses of unconsolidated companies	164	(3,152)	(18,864)
Dividend income from unconsolidated company	17,150	—	—
Interest income and other, net	1,228	6,598	11,294
Loss on early extinguishment of debt	—	—	(8,119)
Interest and other debt costs, net	(24,156)	(29,068)	(30,439)
	(10,859)	(26,891)	(46,022)
Loss before income taxes	(197,661)	(113,495)	(153,519)
Income tax (benefit) expense	(965)	27,724	18,252
Net loss	$(196,696)	$(141,219)	$(171,771)
Less: Net income (losses) attributable to noncontrolling interests	(454)	524	(254)
Net loss attributable to Tidewater Inc.	$(196,242)	$(141,743)	$(171,517)
Basic loss per common share	(4.86)	(3.71)	(6.45)
Diluted loss per common share	(4.86)	(3.71)	(6.45)
Weighted average common shares outstanding	40,354,638	38,204,934	26,589,883
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	40,354,638	38,204,934	26,589,883

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net loss	$(196,696)	$(141,219)	$(171,771)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $0, $0, and $0, respectively	—	—	(256)
Change in supplemental executive retirement plan pension liability, net of tax of $0, $0, and $0, respectively	(2,309)	(2,121)	2,214
Change in pension plan minimum liability, net of tax of $0, $0, and $0, respectively	1,741	(309)	1,919
Change in other benefit plan minimum liability, net of tax of $0, $0 and $0, respectively	—	—	(1,536)
Total comprehensive loss	$(197,264)	$(143,649)	$(169,430)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive	Noncontrolling
(In thousands)	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2017	$22	1,059,120	(39,266)	(147)	2,215	1,021,944
Total comprehensive loss	—	—	(171,517)	2,341	(254)	(169,430)
Issuance of common stock from exercise of warrants	6	(3)	—	—	—	3
Issuance of common stock for GulfMark business combination	9	285,483	—	—	—	285,492
Amortization of restricted stock units	—	8,914	—	—	—	8,914
Cash paid to noncontrolling interests	—	(1,126)	—	—	(874)	(2,000)
Balance at December 31, 2018	37	1,352,388	(210,783)	2,194	1,087	1,144,923
Total comprehensive loss	—	—	(141,743)	(2,430)	524	(143,649)
Issuance of common stock from exercise of warrants	3	(3)	—	—	—	—
Amortization of restricted stock units	—	15,136	—	—	—	15,136
Balance at December 31, 2019	40	1,367,521	(352,526)	(236)	1,611	1,016,410
Total comprehensive loss	—	—	(196,242)	(568)	(454)	(197,264)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Issuance of common stock from exercise of warrants	1	(1)	—	—	—	—
Amortization of restricted stock units	—	4,289	—	—	—	4,289
Balance at December 31, 2020	$41	1,371,809	(548,931)	(804)	1,157	823,272

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating activities:
Net loss	$(196,696)	$(141,219)	$(171,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,030	77,045	51,332
Amortization of deferred drydocking and survey costs	43,679	24,886	6,961
Amortization of debt premiums and discounts	3,961	(4,877)	(1,856)
Provision for deferred income taxes	1,224	672	572
Gain on asset dispositions, net	(7,591)	(2,263)	(10,624)
Impairment of due from affiliate	—	—	20,083
Affiliate credit loss impairment expense	52,981	—	—
Affiliate guarantee obligation	2,000	—	—
Long-lived asset impairments and other	74,109	37,773	61,132
Loss on debt extinguishment	—	—	8,119
Changes in investments in unconsolidated companies	—	1,039	28,177
Stock-based compensation expense	5,117	19,603	13,406
Changes in operating assets and liabilities, net:
Trade and other receivables	(2,606)	1,086	9,088
Changes in due to/from affiliate, net	11,949	22,193	28,644
Marine operating supplies	2,588	2,425	(1,955)
Other current assets	4,264	(4,120)	10,893
Accounts payable	(10,520)	(4,438)	(15,174)
Accrued expenses	(17,551)	8,189	(13,348)
Other current liabilities	8,685	3,008	1,332
Other liabilities and deferred credits	(20,002)	1,270	(2,023)
Deferred drydocking and survey costs	(33,271)	(70,437)	(25,968)
Other, net	8,636	(3,258)	6,921
Net cash provided by (used in) operating activities	3,986	(31,423)	3,941
Cash flows from investing activities:
Proceeds from sales of assets	38,296	28,847	46,115
Additions to properties and equipment	(14,900)	(17,998)	(21,391)
Cash and cash equivalents from stock-based merger	—	—	43,806
Net cash provided by investing activities	23,396	10,849	68,530
Cash flows from financing activities:
Principal payments on long-term debt	(98,080)	(133,693)	(105,169)
Premium paid for redemption of secured notes	—	(11,402)	—
Cash payments to General Unsecured Creditors	—	—	(8,377)
Loss on debt extinguishment	—	—	(8,119)
Cash received for issuance of common stock	—	—	3
Tax on share-based award	(828)	(4,467)	(4,400)
Other	(857)	—	(2,000)
Net cash used in financing activities	(99,765)	(149,562)	(128,062)
Net change in cash, cash equivalents and restricted cash	(72,383)	(170,136)	(55,591)
Cash, cash equivalents and restricted cash at beginning of period	227,608	397,744	453,335
Cash, cash equivalents and restricted cash at end of period	$155,225	$227,608	$397,744

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$21,235	$32,687	$32,326
Income taxes	$13,018	$14,378	$16,828
Supplemental disclosure of noncash investing activities:
Merger with GulfMark	$—	$—	$285,492
Supplemental disclosure of noncash financing activities:
Common stock issued for GulfMark merger	$—	$—	$285,492

Cash, cash equivalents and restricted cash at December 31, 2020 and 2019 includes $3.2 million and $3.6 million, respectively, in long-term restricted cash.

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

Business Combination

On November 15, 2018 (the Merger Date) we completed our business combination with GulfMark Offshore, Inc. (GulfMark). Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities require judgments and assumptions. Refer to Note (2), for further details on the impact of this business combination on our consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for credit losses, useful lives of property and equipment, income tax provisions, impairments, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

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

Properties and Equipment

Depreciation and Amortization

Upon emergence from Chapter 11 bankruptcy on July 31, 2017, properties and equipment were stated at their fair market values in accordance with fresh-start accounting. Properties and equipment acquired subsequent to fresh start  are stated at their acquisition cost.  Depreciation is computed primarily on the straight-line basis beginning on acquisition date or on the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 - 20 years for marine equipment and 3 - 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of operations.

Maintenance and Repairs

The majority of our vessels require certification inspections twice in every five-year period. These costs include drydocking and survey costs necessary to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These certification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the certification of vessels are deferred and amortized over 30 months on a straight-line basis.

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

Net Properties and Equipment

The following are summaries of net properties and equipment:

	December 31,	December 31,
(In thousands)	2020	2019
Properties and equipment:
Vessels and related equipment	$940,175	$1,051,558
Other properties and equipment	16,861	13,119
	957,036	1,064,677
Less accumulated depreciation and amortization	176,718	125,716
Net properties and equipment	$780,318	$938,961

As of  December 31, 2020, we owned 172 offshore service vessels, including 23 that were reclassified as assets held for sale in current assets. Excluding the 23 vessels held for sale, we owned 149 vessels, 114 of which were actively employed and 35 of which were stacked. As of December 31, 2019, we owned 217 vessels, including 46 that were classified as held for sale and 19 that were stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are removed from stack when they are returned to active service, sold or otherwise disposed. We consider our current stacked vessels to be available for return to service. Stacked vessels are considered to be in service and are included in our utilization statistics. Refer to Note (8) for additional discussion of our asset impairments and the reclassification of the vessels held for sale.

Impairment of Long-Lived Assets

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that are expected to remain in active service, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. Due in part to the modernization of our fleet more newer vessels are being stacked and are expected to return to active service. Stacked vessels expected to return to active service are generally newer vessels, have similar capabilities and likelihood of future active service as other currently operating vessels, are generally current with classification societies in regard to their regulatory certification status, and are being actively marketed. Stacked vessels expected to return to active service are evaluated for impairment as part of their assigned active asset group and not individually.

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

Refer to Note (8) for discussion of our evaluations of long-lived assets for impairment during 2020.

Accrued Property and Liability Losses

Effective July 1, 2018, we ceased self-insuring claims through our insurance subsidiary. Insurance coverage is now provided by third party insurers. We establish case-based reserves for estimates of reported losses on outstanding claims, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to our vessel operations and are included as a component of vessel operating costs in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

Pension Benefits

We follow the provisions of  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits, and use a December 31 measurement date for determining net periodic benefit costs, benefit obligations and the fair value of plan assets. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions including the discount rates used to measure future obligations and expenses, retirement ages, mortality rates, expected long-term return on plan assets, and other assumptions, all of which have a significant impact on the amounts reported.

Our pension cost consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and actuarial gains and losses. We consider a number of factors in developing pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at December 31, 2020.

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

Revenue Recognition

Our primary source of revenue is derived from time charter contracts of our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. The base rate of hire for a time charter contract is generally a fixed rate, provided, however, that some longer-term contracts at times include escalation clauses to recover specific additional costs.

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages; repair and maintenance; insurance; fuel, lube oil and supplies; and other vessel expenses, which include costs such as brokers’ commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major repairs carried out during drydockings, which occur during the economic useful life of the vessel. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of our existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses from the revaluation of our foreign currency denominated monetary assets and liabilities are included in the consolidated statements of operations.

Earnings Per Share

We report both basic earnings (loss) per share and diluted earnings (loss) per share. The calculation of basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings (loss) per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of our share-based compensation and incentive plans. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis.

The components of basic and diluted earnings (loss) per share, are as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net loss available to common shareholders	$(196,242)	$(141,743)	$(171,517)
Weighted average outstanding shares of common stock, basic	40,354,638	38,204,934	26,589,883
Dilutive effect of options, warrants and stock awards	—	—	—
Weighted average common stock and equivalents	40,354,638	38,204,934	26,589,883

Loss per share, basic	$(4.86)	$(3.71)	$(6.45)
Loss per share, diluted	$(4.86)	$(3.71)	$(6.45)
Additional information:
Incremental "in-the-money" options, warrants, and restricted stock awards and units outstanding at the end of the period (A)	2,235,310	2,483,956	5,282,574

(A)	For years ended December 31, 2020, 2019 and 2018 we also had 5,923,399 shares of “out-of- the-money” warrants outstanding at the end of each period.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade and other receivables from a variety of domestic, international and national energy companies. We manage our exposure to risk by performing ongoing credit evaluations of our customers’ financial condition and may at times require prepayments or other forms of collateral. We also have net receivable balances related to joint ventures in which we own less than 50%.  We review and evaluate these receivables for collectability in a similar manner as we evaluate trade receivables.  We maintain an allowance for credit loss based on expected collectability and do not believe we are  generally exposed to concentrations of credit risk that are likely to have a material adverse impact on our financial position, results of operations, or cash flows.

Stock-Based Compensation

Stock-based compensation transactions are accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Comprehensive Income (Loss)

We report total comprehensive income (loss) and its components. Accumulated other comprehensive income ( loss) is comprised of unrealized gains and losses on available-for-sale securities and any minimum pension liability for our U.S. Defined Benefits Pension Plans.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values.

Our cash equivalents, which are securities with maturities less than 90 days, are held in money market funds or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio

Recently Adopted Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

On August 28, 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement: - Changes to The Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this standard on January 1, 2020 and it did not have any impact on our consolidated financial position, net earnings or cash flow. See Note (8) for application of this standard.

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

Expected credit losses are recognized on the initial recognition of our trade accounts receivable, contract assets and net amounts due from our less than 50% owned joint ventures.  In each subsequent reporting period, even if a loss has not yet been incurred, credit losses are recognized based on the history of credit losses and current conditions, as well as reasonable and supportable forecasts affecting collectability.  We developed an expected credit loss model applicable to our trade accounts receivable and contract assets that considers our historical performance and the economic environment, as well as the credit risk and its expected development for each group of customers that share similar risk characteristics.  We segmented our trade accounts receivable and contract assets by type of client, except for individual account balances that have deteriorated in credit quality, which are evaluated individually.  We then determined, for each of these client asset groups, the average expected credit loss utilizing our actual credit loss experience over the last five years, which was adjusted as discussed above, and was applied to the balance attributable to each segment in our trade accounts receivable and contract asset balances. We review and evaluate our net receivables due from joint ventures for collectability in a similar manner as we evaluate trade receivables.    This standard was adopted through a cumulative-effect adjustment to the accumulated deficit as of January 1, 2020, which is the beginning of the first period in which this guidance is effective.  Periods prior to the adoption date that are presented for comparative purposes are not adjusted.  Adopting this standard on January 1, 2020 increased the allowance for expected credit losses by approximately $0.2 million.

Activity in the allowance for credit losses for the year ended December 31, 2020 is as follows:

	Trade	Due
	and	from
(In thousands)	Other Receivables	Affiliate
Balance at January 1, 2020	$70	$20,083
Cumulative effect adjustment upon adoption of standard	163	—
Current period provision for expected credit losses	1,283	52,981
Other	—	(1,264)
Balance at December 31, 2020	$1,516	$71,800

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to simplify the accounting for income taxes. The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. We adopted this standard on January 1, 2021 and it will not have a material impact on our consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. This ASU removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain other disclosures, and adds disclosure requirements identified as relevant. The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. We adopted this standard on January 1, 2021 and it will not have a material impact on our defined benefit plan disclosures.

(2)     BUSINESS COMBINATION

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

Purchase Consideration

Upon completion of the business combination, GulfMark stockholders received 1.1 (the Exchange Ratio) shares of Tidewater common stock in exchange for each share of GulfMark owned. Outstanding GulfMark Creditor Warrants (GLF Creditor Warrants) and GulfMark Equity Warrants (GLF Equity Warrants) were assumed from GulfMark with each warrant becoming exercisable for 1.1 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. All outstanding GulfMark restricted stock units (awards granted to GulfMark directors and management prior to the merger) were converted into substantially similar awards to acquire Tidewater common stock with the number of restricted stock units being adjusted by the Exchange Ratio. The fair value of the Tidewater common stock and warrants issued as part of the consideration paid for GulfMark was determined based on the closing price of Tidewater’s common stock on the New York Stock Exchange on November 14, 2018.

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

Property and Equipment

Property and equipment acquired in the business combination consisted primarily of 65 offshore support vessels. We recorded property and equipment acquired at its estimated fair value of approximately $361.0 million. The fair values of the offshore support vessels were estimated by applying an income approach, using projected discounted cash flows or a market approach. We estimated the remaining useful lives for the GulfMark fleet, which ranged from 1 to 18 years based on an original estimated useful life of 20 years.

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

Pro Forma Impact of the Merger

The following unaudited supplemental pro forma results present consolidated information as if the business combination was completed on January 1, 2018. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) a reduction in interest expense resulting from the extinguishment of the GulfMark Term Loan Facility. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

Year
(Unaudited)	Ended
(in millions, except per share amounts)	December 31, 2018
Revenues	$500,118
Net loss	(196,057)
Basic loss per common share	(5.66)
Diluted loss per common share	(5.66)

(3)     REVENUE RECOGNITION

Our primary source of revenue is derived from charter contracts for which we provide a vessel and crew on a rate per day of service basis. Services provided under respective charter contracts represent a single performance obligation satisfied over time and are comprised of a series of time increments; therefore, vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the cost structure of our contracts because operating costs are generally the same without regard to the length of a contract. Customers are typically billed on a monthly basis for day rate services and payment terms are generally 30 to 45 days.

Occasionally, customers pay additional lump-sum fees to us in order to either mobilize a vessel to a new location prior to the start of a charter contract or demobilize the vessel at the end of a charter contract. Mobilizations are not a separate performance obligation; thus, we have determined that mobilization fees are a component of the vessel’s charter contract. As such, we defer lump-sum mobilization fees as a liability and recognize such fees as revenue consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of the vessel’s respective charter. Lump-sum demobilization revenue expected to be received upon contract termination is deferred as an asset and recognized ratably as revenue only in circumstances where the receipt of the demobilization fee at the end of the contract can be estimated and there is a high degree of certainty that collection will occur.

Customers also occasionally reimburse us for modifications to vessels in order to meet contractual requirements. These vessel modifications are not considered to be a separate performance obligation of the vessel’s charter; thus, we record a liability for lump-sum payments made by customers for vessel modification and recognize it as revenue consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of the vessel’s respective charter.

Total revenue is determined for each individual contract by estimating both fixed (mobilization, demobilization and vessels modifications) and variable (day rate services) consideration expected to be earned over the contract term.

Costs associated with customer-directed mobilizations and reimbursed modifications to vessels are considered costs of fulfilling a charter contract and are expected to be recovered. Mobilization costs such as crew, travel, fuel, port fees, temporary importation fees and other costs are deferred as an asset and amortized as other vessel operating expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Costs incurred for modifications to vessels in order to meet contractual requirements are capitalized as a fixed asset and depreciated either over the term of the respective charter contract or over the remaining estimated useful life of the vessel in instances where the modification is a permanent upgrade to the vessel and enhances its usefulness.

Refer to Note (14) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. At December 31, 2020 we had $2.2 million and $4.3 million of deferred mobilization costs included with other current assets and other assets, respectively, and we have $0.4 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities, all of which will be recognized during the year end December 31, 2021. At December 31, 2019 we had $4.1 million and $0.8 million of deferred mobilization costs included with other current assets and other assets, respectively, and we have $1.0 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities all of which were recognized during the year ended December 31, 2020.

(4)     INDEBTEDNESS

The following table summarizes debt outstanding based on stated maturities:

	December 31,	December 31,
(In thousands)	2020	2019
Secured notes:
8.00% Secured notes due August 2022	$147,049	$224,793
Troms Offshore borrowings:
NOK denominated notes due May 2024	5,954	10,260
NOK denominated notes due January 2026	14,559	20,788
USD denominated notes due January 2027	14,744	20,273
USD denominated notes due April 2027	15,669	21,545
	197,975	297,659
Debt premium and discount, net	(5,244)	(8,725)
Less: Current portion of long-term debt	(27,797)	(9,890)
Total long-term debt	$164,934	$279,044

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

Secured Notes

Upon our emergence from Chapter 11 bankruptcy on July 31, 2017 and  pursuant to the terms of the plan of reorganization, we entered into an indenture (the Indenture) by and among our wholly-owned subsidiaries named as guarantors therein (the Guarantors), and Wilmington Trust, National Association, as trustee and collateral agent (the Trustee), and issued $350.0 million aggregate principal amount of our 8.00% Senior Secured Notes due 2022 (the Secured Notes).

We amended the Indenture pursuant to the Third Supplemental Indenture dated November 22, 2019 to allow for additional flexibility in our financial covenants, the ability to incur indebtedness, grant liens and make restricted payments. Additional revisions were made to enhance operational flexibility and streamline compliance provisions. We further amended the Indenture pursuant to the Fourth Supplemental Indenture dated November 19, 2020 to allow for additional flexibility in our financial covenants.

The Secured Notes will mature on August 1, 2022. Interest on the Secured Notes accrues at a rate of 8.00% per annum and is payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year in cash. The Secured Notes are secured by substantially all of our assets and our Guarantors.

As of December 31, 2020, the fair value (Level 2) of the Secured Notes was $141.4 million.

The Secured Notes have a trailing twelve month interest coverage requirement. Compliance with this covenant has been waived from April 1, 2021 through December 31, 2021. Minimum liquidity requirements and other covenants are set forth in the Indenture and are in effect from July 31, 2017. The Indenture also contains certain customary events of default and has a make-whole provision.

Until terminated under the circumstances described in this paragraph, the Secured Notes and the guarantees by the Guarantors are secured by the Collateral pursuant to the terms of the Indenture and the related security documents. The Trustee’s liens upon the Collateral and the right of the holders of the Secured Notes to the benefits and proceeds of the Trustee’s liens on the Collateral will terminate and be discharged in certain circumstances described in the Indenture, including: (i) upon satisfaction and discharge of the Indenture in accordance with the terms thereof; or (ii) as to any Collateral that is sold, transferred or otherwise disposed of by us or the Guarantors in a transaction or other circumstance that complies with the terms of the Indenture, at the time of such sale, transfer or other disposition.

Secured Notes Tender Offer

We are obligated to offer to repurchase the Secured Notes at par in amounts that generally approximate 65% of asset sale proceeds as defined in the Indenture.

In February and December of 2018, we commenced offers to repurchase up to $24.7 million and $25.4 million, respectively, of the Secured Notes. In March 2018 and January 2019, we repurchased $0.04 million and $0.1 million, respectively, of the Secured Notes in accordance with these tender offer obligations.

The $2.1 million and $5.8 million restricted cash on the balance sheet at December 31, 2020 and 2019, represent proceeds from asset sales since the date of the last tender offer and is restricted as of that date by the terms of the Indenture. Upon completion of the November 2020 tender offer described below, the restriction on the non-tendered amount of restricted cash as of December 31, 2019 was released. The restricted cash at December 31, 2020 remains restricted until the next tender offer is complete.

We completed a successful voluntary tender offer for our Secured Notes in November 2019 that resulted in the repurchase of notes with a face value of $125.0 million plus a premium of 8.5% for total repurchase price of $135.6 million. We accounted for this tender as a modification of debt and deferred the premium and other costs of $11.4 million which will be expensed under the interest method over the remaining term.

During August and September 2020, we repurchased $27.7 million of the Secured Notes in open market transactions.

We completed a successful voluntary tender offer for our Secured Notes in November 2020 that resulted in the repurchase of notes with a face value of $50.0 million, which included the release of all restricted cash described above, for a total repurchase price of $50.3 million.  We accounted for this tender as a modification of debt and deferred the premium and other costs of $0.6 million which will be expensed under the interest method over the remaining term.

Troms Offshore Debt

Between 2012 and 2014 our indirect wholly owned subsidiary, Troms Offshore, entered into two Norwegian kroner (NOK) denominated 12 year borrowing agreements aggregating 504.4 million NOK maturing in May 2024 and January 2026.  In addition, in 2015 Troms Offshore entered into to two U.S. dollar denominated 12 year borrowing agreements aggregating $60.8 million and maturing in early 2027.   Each loan requires semi-annual principal and interest payments and bears interest at fixed rates ranging from 4.56% to 6.13%.

Amounts outstanding on each of these borrowing agreements are indicated on the table below including the U.S. dollar equivalents for the NOK denominated borrowing agreements.

	December 31,	December 31,
(In thousands)	2020	2019
Notes due May 2024
NOK denominated	51,120	89,460
U.S. dollar equivalent	$5,954	$10,260
Fair value in U.S. dollar equivalent (Level 2)	5,954	10,259
Notes due January 2026
NOK denominated	125,000	181,250
U.S. dollar equivalent	$14,559	$20,788
Fair value in U.S. dollar equivalent (Level 2)	14,789	20,792
Notes due January 2027
Amount outstanding	$14,744	$20,273
Fair value of debt outstanding (Level 2)	15,040	20,278
Notes due April 2027
Amount outstanding	$15,669	$21,545
Fair value of debt outstanding (Level 2)	15,775	21,546

When we emerged from Chapter 11 bankruptcy in 2017 the Troms Offshore credit agreement was amended and restated to (i) reduce by 50% the required principal payments due through March 31, 2019, (ii) modestly increase the interest rates on amounts outstanding through April 2023, and (iii) provide for security and additional guarantees, including (a) mortgages on six vessels and related assignments of earnings and insurances, (b) share pledges by Troms Offshore and certain subsidiaries of Troms Offshore, and (c) guarantees by certain subsidiaries of Troms Offshore.

An amendment and restatement was executed in December 2020 whereby the financial covenants were conformed to match the November 2020 amendments to the covenants governing the Senior Notes, as described above, and included an obligation to prepay (1) the amounts deferred in the 2017 amendment and restatement and (2) an additional amount representing a percentage of Senior Notes prepayments that will not exceed $45 million including the prepayment of the amounts deferred in the 2017 amendment and restatement. The prepayment associated with this amendment made in December 2020 totaled $12.5 million. Additional prepayment obligations of $22.8 million are due in the first half of 2021 and are reflected in current portion of long-term debt on our consolidated balance sheet.

GulfMark Term Loan Facility

Upon consummation of the business combination, we repaid the $100.0 million outstanding balance of GulfMark’s Term Loan Facility plus accrued interest and an early extinguishment penalty which resulted in the recognition of a loss on early extinguishment of debt of $8.1 million for the year ended December 31, 2018.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Interest and debt costs incurred, net of interest capitalized	$24,156	$29,068	$30,439
Interest costs capitalized	—	—	521
Total interest and debt costs	$24,156	$29,068	$30,960

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We maintained the following balances with our unconsolidated affiliates:

	December 31,	December 31,
(in thousands)	2020	2019
Due from affiliates:
Angolan joint venture (Sonatide)	$41,623	$89,246
Nigerian joint venture (DTDW)	20,427	36,726
	62,050	125,972
Due to affiliates:
Sonatide	$32,767	$31,475
DTDW	20,427	18,711
	53,194	50,186
Due from affiliates, net of due to affiliates	$8,856	$75,786

Amounts due from Sonatide

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at December 31, 2020 and December 31, 2019 of approximately $41.6 million and $89.2 million, respectively, represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us through Sonatide and costs incurred by us on behalf of Sonatide.  The following table displays the activity in the due from affiliate account related to Sonatide for the periods indicated:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Due from Sonatide at beginning of year	$89,246	$109,176	$230,315
Revenue earned by the company through Sonatide	44,254	52,372	56,916
Less amounts received from Sonatide	(36,160)	(60,486)	(76,878)
Less amounts used to offset Due to Sonatide obligations (A)	(11,848)	(10,551)	(78,993)
Less impairment of due from affiliate	(40,900)	—	(20,083)
Other	(2,969)	(1,265)	(2,101)
	$41,623	$89,246	$109,176

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The obligation to us from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. In late 2019, we were informed that, as part of a broad privatization program, Sonagal intends to seek to divest itself from Sonatide.

In the second quarter of 2020 Sonatide declared a $35.0 million dividend.  On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million.  Our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in Sonatide had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to Sonatide.  In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.

Sonatide had approximately $9.4 million of cash on hand, including $1.6 million denominated in Angolan kwanzas at December 31, 2020 plus approximately $9.8 million of net trade accounts receivable, providing approximately $19.2 million of current assets to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for potential impairment based on available liquidity held by Sonatide. We determined that a portion of our net due from balance was compromised and in December 2018 we recorded an approximate $20.0 million asset impairment charge. During the year ended December 31, 2020, we recorded a $40.9 million affiliate credit loss impairment expense.  We will continue to monitor the net due from Sonatide balance for possible additional impairment in future periods.

Amounts due to Sonatide

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2020 and 2019 of approximately $32.8 million and $31.5 million, respectively, primarily represents commissions payable and other costs paid by Sonatide on our behalf.  The following table displays the activity in the due to affiliate account related to Sonatide for the periods indicated:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Due to Sonatide at beginning of year	$31,475	$29,347	$99,448
Plus commissions payable to Sonatide	4,152	4,937	5,502
Plus amounts paid by Sonatide on behalf of the company	9,037	9,654	14,778
Less commissions paid to Sonatide	—	(5,961)	(13,906)
Less amounts used to offset Due from Sonatide obligations (A)	(11,848)	(10,551)	(78,993)
Other	(49)	4,049	2,518
	$32,767	$31,475	$29,347

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for company vessels chartered in to Angola. In addition, Sonatide owns two vessels that may generate operating income and cash flow.

Company operations in Angola

For the year ended December 31, 2020, our Angolan operation generated vessel revenues of approximately $45.3 million or 11.7% of our consolidated vessel revenues, from an average of approximately 23 company owned vessels that are marketed through Sonatide, 6 of which were stacked on average during the year ended December 31, 2020.

For the year ended December 31, 2019, our Angolan operation generated vessel revenues of approximately $52.1 million or 10.9% of our consolidated vessel revenues, from an average of approximately 32 company owned vessels that are marketed through Sonatide, 13 of which were stacked on average during the year ended December 31, 2019.

For the year ended December 31, 2018, our Angolan operations generated vessel revenues of approximately $59.0 million, or 15%, of our consolidated vessel revenue, from an average of approximately 37 company-owned vessels that are marketed through Sonatide, 16 of which were stacked on average during the year ended December 31, 2018.

Amounts due from DTDW

We own 40% of DTDW in Nigeria.  Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners. We also operate company owned vessels in Nigeria for which the joint venture receives a commission.  As of December 31, 2020, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.  At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the COVID-19 pandemic and resulting oil price reduction (further described in Note 8) caused our primary customer in Nigeria to eliminate all planned operations for 2020.  As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt.  Therefore, we recorded affiliate credit loss impairment expense for the year ending December 31, 2020 totaling $12.1 million.  In addition, based on our analysis we have determined that DTDW will be unable to pay its debt obligation and the debt will not be satisfied by liquidating the vessel and, as a result, we recorded additional impairment expense of $2.0 million for our expected share of the obligation guarantee during the year ended December 31, 2020.

(6)	INCOME TAXES

Losses before income taxes derived from United States and non-U.S. operations are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Non-U.S.	$(137,225)	$(44,205)	$(99,607)
United States	(60,436)	(69,290)	(53,912)
	$(197,661)	$(113,495)	$(153,519)

Income tax expense (benefit) consists of the following:

	U.S.
(In thousands)	Federal	State	Non-U.S.	Total
Year Ended December 31, 2018
Current	$962	—	16,718	17,680
Deferred	531	250	(209)	572
	$1,493	250	16,509	18,252
Year Ended December 31, 2019
Current	$649	—	26,403	27,052
Deferred	672	—	—	672
	$1,321	—	26,403	27,724
Year Ended December 31, 2020
Current	$(21,005)	—	18,816	(2,189)
Deferred	(30)	—	1,254	1,224
	$(21,035)	—	20,070	(965)

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax earnings as a result of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Computed “expected” tax benefit	$(41,509)	$(23,834)	(32,239)
Increase (reduction) resulting from:
Foreign income taxed at different rates	27,639	9,283	20,917
Uncertain tax positions	(62,833)	5,145	2,264
Nondeductible transaction costs	—	—	1,091
Valuation allowance – deferred tax assets	43,455	15,707	38,778
Valuation allowance -deferred tax true-up	(6,523)	—	—
Deferred tax true-up	6,523	—	—
Foreign taxes	12,520	20,778	13,012
State taxes	—	—	246
Return to accrual	11,401	(2,247)	(28,176)
162(m) - Executive compensation	286	28	2,818
Subpart F income	5,631	1,227	—
Other, net	2,445	1,637	(459)
	$(965)	$27,724	18,252

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Accrued employee benefit plan costs	$8,815	$7,422
Stock based compensation	407	972
Net operating loss and tax credit carryforwards	148,699	99,281
Restructuring fees not currently deductible for tax purposes	1,415	2,264
Disallowed business interest expense carryforward	5,546	5,105
Other	2,518	3,380
Gross deferred tax assets	167,400	118,424
Less valuation allowance	(140,428)	(103,496)
Net deferred tax assets	26,972	14,928
Deferred tax liabilities:
Depreciation and amortization	(25,883)	(11,246)
Outside basis difference deferred tax liability	(2,891)	(2,892)
Foreign interest withholding tax	(859)	—
Other	(754)	(2,981)
Gross deferred tax liabilities	(30,387)	(17,119)
Net deferred tax assets (liabilities)	$(3,415)	$(2,191)

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

On March 27, 2020, the United States enacted the CARES Act, which made changes to existing U.S. tax laws, including, but not limited to, (1) allowing U.S. federal net operating losses originated in the 2018, 2019 or 2020 tax years to be carried back five years to recover taxes paid based upon taxable income in the prior five years, (2) eliminated the 80% of taxable income limitation on net operating losses for the 2018, 2019 and 2020 tax years (the 80% limitation will be reinstated for tax years after 2020), (3) accelerating the refund of prior year alternative minimum tax credits, and (4) modifying the limitation on deductible interest expense. Considering the available carryback, we have recorded a tax benefit of $6.9 million related to the realization of net operating loss deferred tax assets on which a valuation allowance was previously recorded. The change in the deductible interest limitation from 30% to 50% has led to an additional interest expense deduction of $6.0 million in the current year.

As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $320.7 million, which includes $159.3 million of net operating losses subject to an IRC Section 382 limitation. As of December 31, 2019, the Company had $300.0 million of U.S. federal net operating losses, which includes $145.9 million of net operating losses subject to an IRC Section 382 limitation. We have $387.4 million foreign tax credits as of December 31, 2020. We have foreign net operating loss carryforwards of $110.9 million that will expire beginning in 2026 with many having indefinite carryforward periods.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings in 2017 is considered a change in ownership for purposes of IRC Section 382. The Company’s annual limitation under the IRC is approximately $15.0 million which is based on our value as of the ownership change date. In addition, the merger with GulfMark resulted in a change in ownership of GulfMark for purposes of IRC Section 382. The GulfMark ownership change results in an annual limitation of approximately $7.0 million on GulfMark’s tax attributes generated prior to the ownership change date, which begin to expire in 2032. The Company has recorded a valuation allowance on the net operating loss balance as it believes that it is more likely than not that the deferred tax asset will not be realized.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated were the cumulative losses for financial reporting purposes that were incurred over the three-year periods ended December 31, 2020. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

On the basis of this evaluation, for the period ended December 31, 2020, a valuation allowance of $140.4 million was recorded against our net deferred tax asset. For the period ended December 31, 2019, a valuation allowance of $103.5 million was recorded against our net deferred tax asset. The increase in the valuation allowance was primarily attributable to the additional valuation allowance on foreign tax credits that were previously reduced by uncertain tax positions which were released by a statute of limitation expiration. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

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

Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries. In light of the significant changes made by the Tax Act, the Company will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, the Company is indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided. As of December 31, 2020, the non-U.S. positive unremitted earnings, for which the Company is indefinitely reinvested, are $140.8 million. It is not practicable for the Company to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. The Company decides each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities could result.

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

Our balance sheet reflects the following in accordance with ASC 740:

	December 31,	December 31,
(In thousands)	2020	2019
Tax liabilities for uncertain tax positions	$35,304	$48,577
Income tax payable	15,928	13,760
Income tax receivable	8,280	3,798

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2020 and 2019, are $22.1 million and $24.8 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In thousands)
Balance at December 31, 2017	$404,571
Additions from GulfMark business combination	8,857
Additions based on tax positions related to a prior year	6,903
Settlement and lapse of statute of limitations	(2,953)
Reductions based on tax positions related to a prior year	(18,086)
Balance at December 31, 2018 (A)	$399,292
Additions based on tax positions related to the current year	14,741
Additions based on tax positions related to a prior year	1,964
Settlement and lapse of statute of limitations	(1,897)
Reductions based on tax positions related to a prior year	(58)
Balance at December 31, 2019 (A)	$414,042
Additions based on tax positions related to a prior year	2,223
Settlement and lapse of statute of limitations	(64,458)
Reductions based on tax positions related to a prior year	(760)
Balance at December 31, 2020 (A)	$351,047

(A)	The gross balance reported as uncertain tax positions is largely offset by $337.9 million of foreign tax credits and other tax attributes.

It is reasonably possible that a decrease of $5.9 million in unrecognized tax benefits may be necessary within the coming year due to the lapse of statutes of limitations or audit settlements.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $35.3 million and $48.6 million as of December 31, 2020 and December 31, 2019 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for fiscal years prior to March 2015. In October 2019, the Company received notification from the Internal Revenue Service (“IRS”) that the Company’s U.S. income tax return ended March 31, 2017 and December 31, 2017 was selected for examination.  In March 2020, the IRS notified management that the IRS will not proceed with the audit examination for the tax years ended March 31, 2017 and December 31, 2017. In October 2020, the Company received notification from the IRS that the GulfMark U.S. income tax return ending December 31, 2017 was selected for examination. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

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

We finalized our calculations of the transition tax liability resulting from the Tax Act enacted on December 22, 2017 during 2018 and determined that we had no remaining earnings and profits to recognize as a one-time transition tax.

The Tax Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. We have made an accounting policy election to account for GILTI in the year the tax is incurred. Due to current year losses, no GILTI was recognized for the years ending December 31, 2020, 2019 or 2018.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. The BEAT did not have a material impact on our provision for income tax.

(7)     LEASES

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

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at our sole discretion, and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements do not contain any residual value guarantees or restrictive covenants or options to purchase the leased property.  The amount of right of use assets and lease liabilities recorded on our Consolidated Balance Sheet at December 31, 2020 and 2019, respectively, are as follows.

Leases (In thousands)	Classification	December 31, 2020	December 31, 2019
Assets:
Operating	Other assets	$3,372	$4,338
Liabilities:
Current
Operating	Other current liabilities	1,134	501
Noncurrent
Operating	Other liabilities	2,668	4,274
Total lease liabilities		$3,802	$4,775

Future payments to be made on our operating lease liabilities at December 31, 2020 will be as follows.

Maturity of lease liabilities (In thousands)	Operating leases
2021	$1,318
2022	1,094
2023	717
2024	273
2025	273
After 2025	547
Total lease payments	$4,222
Less: Interest	(420)
Present value of lease liabilities	$3,802

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

We used the incremental borrowing rate on January 1, 2019 for operating leases that began prior to that date.

Lease costs included in general and administrative expense for the two years ended December 31, 2020 and 2019, respectively, is as follows.

		Year Ended	Year Ended
Lease costs (In thousands)	Classification	December 31, 2020	December 31, 2019
Operating lease costs	General and administrative	1,270	1,336
Short-term leases	General and administrative	3,483	4,840
Variable lease costs	General and administrative	392	313
Sublease income	General and administrative	—	(3)
Net lease cost		5,145	6,486

Our weighted average remaining lease term and weighted average discount rate at December 31, 2020 is as follows.

Lease term and discount rate	December 31, 2020
Weighted average remaining lease term in years	3.1
Weighted average discount rate	7.3%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the years ended December 31, 2020 and 2019 was $1.0 million and $1.4 million, respectively. Right-of-use assets obtained in exchange for operating lease obligations were $0.3 million and $0.8 million, for the years ended December 31, 2020 and 2019, respectively.

(8)	ASSETS HELD FOR SALE, ASSET SALES AND ASSET IMPAIIMENTS

In previous years, we sought opportunities to dispose of our older vessels when market conditions warranted and opportunities would arise. As a result, vessel dispositions would vary from year to year, and gains (losses) on sales of assets would also fluctuate significantly from period to period. The majority of our vessels were sold to buyers with whom we do not compete in the offshore energy industry.  We continue to employ that strategy, but to a lesser extent.  In the fourth quarter of 2019, we made a strategic decision to reduce the size of our fleet and to remove assets that were not considered to be part of our long-term plans.  As a result, we evaluated our fleet for vessels to be considered for disposal and identified 46 (approximately 20% of our total vessels at the time) vessels to be classified as held for sale.  Beginning late in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil (see discussion below in this Note 8). The pandemic and oil price impact severely affected the oil and gas industry and caused us to expand our disposal program to include more vessels.  In the second and fourth quarters of 2020, we added 32 vessels to our assets held for sale.  During 2020, we sold a total of 53 of the vessels that were classified as held for sale, moved two vessels back into our active fleet and have 23 vessels remaining in the held for sale account as of December 31, 2020. See the following tables for additions and dispositions related to  assets held for sale as well as net gains on sales of vessels and impairments recorded when the assets were valued at net realizable value upon classification as held for sale.

77

Following is the activity in assets held for sale during the years ended December 31:

(Dollars in thousands)	Number of Vessels	2020	Number of Vessels	2019	Number of Vessels	2018

Beginning balance	46	$39,287	—	$—	—	$—
Additions	32	97,664	46	66,033	—	—
Sales	(53)	(26,877)	—	—	—	—
Reactivation	(2)	(500)	—	—	—	—
Impairment	—	(75,177)	—	(26,746)	—	—
Ending balance	23	$34,397	46	$39,287	—	$—

Following is the summary of vessel sales and the gains on sales of vessels for the years ended December 31:

(Dollars in thousands)	2020	2019	2018

Vessels sold from active fleet	3	40	38
Gain on sale of active vessels, net	$1,217	$2,434	$10,935

Vessels sold from assets held for sale	53	—	—
Gain on vessels sold from assets held for sale, net	$6,384	$—	$—
Total vessels sold	56	40	38
Total gain on sales of vessels, net	$7,601	$2,434	$10,935

During the year December 31, 2020, we recorded $75.2 million in impairment related to our assets held for sale.  We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold.  We determined the fair value of the vessels held for sale using two methodologies depending on the vessel and on our planned method of disposition.  We designated certain vessels to be recycled and valued those vessels using recycling yard pricing schedules based on dollars per ton. We generally value vessels that will be sold rather than recycled at the midpoint of a value range based on sales agreements or using comparative sales in the marketplace. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

In conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service and vessel supplies and parts inventory and charged $2.9 million and $5.2 million, respectively, of impairment expense for the years ended December 31, 2020 and 2019. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In 2011, we contracted with a Brazilian shipyard to construct a vessel that was not completed. We initiated arbitration proceedings seeking completion of the hull or rescission of the contract and the return of funds.  In response, the shipyard initiated a separate lawsuit seeking the amounts due under the contract.  As of the fresh-start date, we recorded $1.8 million in other assets which represented the unimpaired balance of the construction costs that were expected to be returned to us once the dispute was resolved. During 2019, our final appeal was denied and the case was remanded back to the original courts. Our local counsel informed us that it was  now more likely that not that the shipyard would prevail in the dispute and that we would be liable for the additional payment of $4.0 million.   As a result, a $5.8 million expense was recorded in the fourth quarter of 2019.  In 2020 the dispute with the shipyard was settled.  We conveyed the ownership of the partially completed vessel to the shipyard in exchange for a release of any and all obligations under the contract with the shipyard.  Accordingly, a $4.0 million credit was recorded in the fourth quarter of 2020, as no additional amounts are payable under the contract to the shipyard.

Impairments incurred during the last three years are primarily the result of our customers' reduction in offshore exploration and production expenditures caused by the ongoing and sustained low levels of crude oil and natural gas prices as well as our efforts to reduce the oversupply of vessels which currently exists in the offshore supply vessel market through the sale and recycling of vessels.

Following is a summary of impairment of vessels in our active fleet, assets held for sale, marine service and vessel supplies and other impairment and costs during the years ended December 31:

(Dollars in thousands)	Number of Vessels	2020	Number of Vessels	2019	Number of Vessels	2018

Active vessels	—	$—	—	$—	56	$61,132
Assets held for sale	47	75,177	35	26,746	—	—
Obsolete inventory	—	2,959	—	5,223	—	—
Other	—	(4,027)	—	5,804	—	—
Total impairment and other expense		$74,109		$37,773		$61,132

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach.  By mid- March, when the World Health Organization declared the outbreak to be a pandemic (the COVID-19 pandemic), much of the industrialized world had initiated severe measures to lessen its impact.  The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption during the first quarter of 2020.  With respect to our particular sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments imposed travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread.  During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Combined, these conditions adversely affected our operations and business beginning in the latter part of the first quarter of 2020 and continuing throughout the remainder of the year. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired.  As a result, as of March 31, 2020 and   June 30, 2020 , we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups.  During the third quarter conditions related to the pandemic and oil price environment did not worsen from the second quarter and in the fourth quarter industry conditions marginally improved compared with the third quarter.  As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation during either quarter.  We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(9)	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees that are citizens or permanent residents of the United States. Benefits are based on years of service and employee compensation. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We contributed $1.1 million to the plan during the year ended December 31, 2019. We did not contribute to the plan during the years ended December 31, 2020 and 2018, respectively. We may contribute to this plan in 2021, but the amount, if any, has not been determined.

We had defined benefit pension plans that covered a small number of current and former Norwegian employees.  Benefits were based on years of service and employee compensation.  All of our Norwegian plan participants were transferred from our defined benefit plans primarily into a defined contribution plan during 2020.  Amounts contributed to these defined benefit plans were immaterial during the three years ended December 31, 2020.

Supplemental Executive Retirement Plan

We also offer a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010 and was amended to freeze all previously accrued pension benefits and discontinue the accrual of future benefits and any other contributions effective January 1, 2018. We contributed $1.6 million, $3.2 million and $0.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

A Rabbi Trust was established to provide us with a vehicle to invest in a variety of marketable securities.  In April 2018, a lump sum distribution of $8.9 million was paid to our retiring President and Chief Executive Officer in settlement of his supplemental executive retirement plan obligation, resulting in a settlement loss of $0.3 million. This distribution was funded by substantially all of the investments held by the Rabbi Trust which was liquidated in 2019.

Postretirement Benefit Plan

Qualified retired employees were covered by a program which provided limited health care and life insurance benefits. This plan terminated on January 1, 2019 resulting in a gain of $4.0 million that we recorded in the year ended December 31, 2018. Costs of the program were based on actuarially determined amounts and were accrued over the period from the date of hire to the full eligibility date of employees who were expected to qualify for these benefits. This plan was funded as benefits were paid.

Investment Strategies

U.S. Pension Plan

The obligations of our pension plan are supported by assets held in a trust for the payment of benefits. We are obligated to adequately fund the trust. For the pension plan assets, we have the following primary investment objectives: (1) closely match the cash flows from the plan’s investments from interest payments and maturities with the long-term financial obligations from the plan’s liabilities; and (2) enhance the plan’s investment returns without taking on undue risk by industries, maturities or geographies of the underlying investment holdings.

The plan has historically invested in a fixed income only strategy, however because interest rates are forecasted by the United States (U.S.) Federal Reserve to remain low through 2023, it was determined in 2020 that the portfolio should be more broadly diversified.  The pension plan’s current target rate of return is 150 basis points above the simple average of the Bloomberg Barclays US Aggregate Bond Index return and the total return of the S&P 500 including dividends.

The fixed income portion of the pension plan investment portfolio will be approximately 50% and is comprised primarily of US Government bonds.  The remainder of the portfolio will include a well-diversified structure that will include a wide array of asset classes comprised of domestic equities with a small percentage allocated to foreign markets.  Alternative investments are allowed but may not exceed 25% of the market value of the portfolio.  Illiquid equity holdings, private placements or restricted equities are not permissible investments for the plan.

The cash flow requirements of the pension plan are analyzed at least annually. The plan does not invest in Tidewater stock.

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The pension plan assets are periodically evaluated for concentration risks. As of December 31, 2020, we did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

U.S. Pension Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan:

		Actual as of	Actual as of
	Target	December 31, 2020	December 31, 2019
U.S. Pension plan:
Cash	—%	3%	—%
Debt securities	50%	53%	96%
Equity securities	50%	44%	4%
Total	100%	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, with the exception of investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for our domestic pension plan measured at fair value as of December 31, 2020:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
		markets	inputs	inputs	Net Asset
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities, primarily exchange traded funds	$24,947	21,780	—	—	3,167
Debt securities, primarily exchange traded funds	29,922	17,925	—	—	11,997
Cash and cash equivalents	1,626	—	1,626	—	—
Total fair value of plan assets	$56,495	39,705	1,626	—	15,164

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2019, are as follows:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
		markets	inputs	inputs	Net Asset
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities:	$699	699	—	—	—
Debt securities:
Government securities	5,870	5,870	—	—	—
Collateralized mortgage securities	765	—	765	—	—
Corporate debt securities	47,839	—	47,839	—	—
Cash and cash equivalents	2,526	—	2,526	—	—
Other	1,396	—	1,396	—	—
Total	$59,095	6,569	52,526	—	—
Accrued income	530	530	—	—	—
Total fair value of plan assets	$59,625	7,099	52,526	—	—

Plan Assets and Obligations

Changes in combined plan assets and obligations and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan (discontinued in the fourth quarter of 2020), and the supplemental plan (Pension Benefits) and the postretirement health care and life insurance plan (Other Benefits), which was discontinued as of January 1, 2019, are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of the period	$91,654	$90,247	$103,443
Increase in benefit obligation due to business combination	—	—	5,474
Service cost	112	427	294
Interest cost	2,907	3,751	3,605
Benefits paid	(5,990)	(5,967)	(5,467)
Actuarial (gain) loss (A)	5,277	8,198	(8,105)
Settlement	(4,407)	(4,978)	(8,885)
Foreign currency exchange rate changes	(593)	(24)	(112)
Benefit obligation at end of the period	$88,960	$91,654	$90,247
Change in plan assets:
Fair value of plan assets at beginning of the period	$59,625	$56,790	$57,536
Increase in plan assets due to business combination	—	—	5,463
Actual return	6,890	7,498	(2,128)
Expected return	—	—	112
Actuarial loss	18	983	(275)
Administrative expenses	(49)	(68)	(36)
Employer contributions	1,615	5,027	10,546
Benefits paid	(5,990)	(5,967)	(5,467)
Settlement	(5,000)	(4,638)	(8,885)
Foreign currency exchange rate changes	(614)	—	(76)
Fair value of plan assets at end of the period	56,495	59,625	56,790
Payroll tax unrecognized in benefit obligation at end of the period	—	—	84
Unfunded status at end of the period	$(32,465)	$(32,029)	$(33,541)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,524)	$(1,422)	$(1,380)
Noncurrent liabilities	(30,941)	(30,607)	(32,161)
Net amount recognized	$(32,465)	$(32,029)	$(33,541)

(A) The change in the actuarial (gain) loss for the three years ended December 31, 2020 was primarily attributable to changes in the discount rate.

Other Benefits
Year Ended
(In thousands)	December 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of the period	$2,924
Service cost	61
Interest cost	117
Participant contributions	218
Plan amendment	(2,954)
Benefits paid	(595)
Actuarial loss	229
Benefit obligation at end of the period	$—
Change in plan assets:
Fair value of plan assets at beginning of the period	$—
Employer contributions	377
Participant contributions	218
Benefits paid	(595)
Fair value of plan assets at end of the period	—
Unfunded status at end of the period	$—

The following table provides combined information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

	December 31,	December 31,
(In thousands)	2020	2019
Projected benefit obligation	$88,960	$91,654
Accumulated benefit obligation	88,960	91,109
Fair value of plan assets	56,495	59,625

Net periodic combined benefit cost for the pension plans and the supplemental plan include the following components:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Service cost	$109	$427	294
Interest cost	2,907	3,751	3,605
Expected return on plan assets	(2,191)	(2,375)	(2,042)
Administrational expenses	49	71	36
Payroll tax of net pension costs	14	55	42
Amortization of net actuarial losses	(5)	(592)	30
Recognized actuarial loss	—	—	—
Settlement/Curtailment (gain) loss	738	(219)	335
Net periodic pension cost	$1,621	$1,118	2,300

Net periodic benefit cost for the postretirement health care and life insurance plan, which was discontinued as of January 1, 2019, includes the following components:

Year Ended
(In thousands)	December 31, 2018
Service cost	$61
Interest cost	117
Amortization of prior service cost	(299)
Recognized actuarial loss	42
Net curtailment gain	(4,005)
Net periodic postretirement benefit	$(4,084)

The components of the net periodic combined pension cost and the net periodic combined postretirement benefit, except for the service costs are included in the caption “Interest income and other, net.” Service costs are included in the caption “Vessel operating costs.”

Other changes in combined plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
	Year Ended December 31,
(In thousands)	2020	2019	2018
Net (gain) loss	$(568)	$2,612	(3,441)
Settlement recognized	—	(182)	(335)
Total recognized in other comprehensive (income) loss, before tax and net of tax	$(568)	$2,430	(3,776)

Other Benefits
Year
Ended
December 31,
(In thousands)	2018
Net (gain) loss	$229
Amortization of prior service (cost) credit	1,861
Amortization of net (loss) gain	(554)
Total recognized in other comprehensive (income) loss, before tax and net of tax	$1,536

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 2.5% and 3.5% were used to determine net benefit obligations as of December 2020 and 2019, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2020	2019
Discount rate	3.5%	4.5%
Expected long-term rate of return on assets	4.0%	4.0%
Rates of annual increase in compensation levels	2.3%	2.8%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2020, we expect that combined benefits to be paid over the next ten years will be as follows:

Pension
Year ending December 31, (In thousands)	Benefits
2021	$5,860
2022	5,833
2023	5,777
2024	5,762
2025	5,686
2026 – 2030	26,605
Total 10-year estimated future benefit payments	$55,523

Defined Contribution Plans

We have two defined contribution plans described below.

Retirement Contributions

Prior to 2019, all eligible U.S. fleet personnel received retirement contributions. This benefit was noncontributory by the employee, but we contributed, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees. Our contributions vested over five years. We ceased contributing to the employee retirement plan effective January 1, 2018. Any future employer contributions to this plan will be determined at our discretion.

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

The plan held no shares of Tidewater common stock for the years ended December 31, 2020 and 2019, respectively, but held 7,075 shares Tidewater Common Stock for the year ended December 31, 2018.

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who have the opportunity to defer additional eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. An optional company match or contribution of restoration benefits was ceased effective January 1, 2018.

We also provided retirement benefits to our eligible non-U.S. citizen employees working outside their respective country of origin pursuant to a self-directed multinational defined contribution retirement plan (multinational retirement plan).  Non-U.S. citizen shore-based and certain offshore employees working outside their respective country of origin were eligible to participate in the multinational retirement plan provided the employees were not enrolled in any home country pension or retirement program.  Participants of the multinational retirement plan could contribute 1% to 50% of their base salary.  Prior to January 1, 2018 when we ceased contributing to this plan, we matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee which vests over five years.

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund, or MNOPF and the Merchant Navy Ratings Pension Fund or MNRPF.  At December 31, 2020 and 2019, we had recorded $0.7 million and $1.0 million, respectively, related to these liabilities. The status of the funds is calculated by an actuarial firm approximately every three years. The last assessment was completed in March 2018 for the MNOPF Plan and March 2017 for the MNRPF Plan. We expense $0.2 million per annum for these plans.

(10)     STOCK-BASED COMPENSATION AND INCENTIVE PLANS

Our long-term incentive plans have included restricted stock units (RSUs), stock options and phantom stock.  As of December 31, 2020, the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”) and the GulfMark Management Incentive Plan (“Legacy GLF Plan”) are our only two active equity incentive plans and the only types of awards outstanding under either plan are RSUs and stock options that settle in shares of Tidewater common stock.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants are as follows:

	Year Ended December 31,
	2020	2019	2018
Shares of common stock reserved for issuance under the plans	3,973,228	3,973,228	3,973,228
Shares of common stock available for future grants	1,591,577	2,187,101	2,325,102

Restricted Stock Units

We have granted RSUs to key employees, including officers and non-employee directors. We have generally awarded time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price.

We have also awarded performance-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price based on various operating and financial metrics. The fair value of the performance-based and time-based RSUs is based on the market price of our common stock on the date of grant. The restrictions on the time-based RSUs awarded to key employees lapse over a three-year period from the date of the award. The restrictions on the time-based RSUs awarded to non-employee directors lapse over a one-year period. Time-based RSUs require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if we meet specific targets as defined. During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, and there are no voting rights until the restricted stock units vest. If dividends are declared, dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. RSU compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

RSUs granted to officers and employees under the 2017 Incentive Plan generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs granted to directors vest over one year and (ii) certain RSUs granted to our officers are performance based and vest on the third anniversary of the date of grant, based on our performance as measured.

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average	Time	Weight-average
	Grant-Date	Based	Grant Date	Performance
	Fair Value	Units	Fair Value	Based Units
Non-vested balance at December 31, 2017	24.41	1,157,646	—	—
Granted	24.58	455,063	26.04	63,365
Vested	24.84	(503,677)	—	—
Cancelled/forfeited	27.15	(27,948)	—	—
Non-vested balance at December 31, 2018	24.21	1,081,084	26.04	63,365
Granted	23.44	186,143	24.50	101,143
Vested	24.45	(784,868)	—	—
Cancelled/forfeited	24.70	(78,591)	24.50	(70,694)
Non-vested balance at December 31, 2019	23.32	403,768	25.54	93,814
Granted	5.95	594,234	—	—
Vested	24.05	(265,919)	26.04	(63,365)
Non-vested balance at December 31, 2020	8.95	732,083	24.50	30,449

Restrictions on 449,870 time-based units outstanding at December 31, 2020 will lapse during fiscal 2021.

Restricted stock unit compensation expense and grant date fair value are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Grant date fair value of restricted stock units vested	$6,395	$19,193	$12,513
Restricted stock unit compensation expense	5,117	19,603	13,406

As of December 31, 2020, total unrecognized RSU compensation costs totaled approximately $4.7 million, or $3.7 million net of tax which will be recognized over a weighted average period of two years, compared to $6.3 million, or $5.0 million net of tax, at December 31, 2019 and $22.6 million, $17.1 million, net of tax, at December 31, 2018. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the years ended December 31, 2020, 2019 and 2018. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Stock Option Plan

Tidewater has 344,598 stock options that were granted in 2020 all of which are outstanding as of December 31, 2020.  The weighted average exercise price was $6.48, with a weighted average remaining contractual term of 9.3 years.  The stock options vest ratably over a three-year period and have a life of ten years.   None of the stock options have been forfeited or exercised or are exercisable.  As of December 31, 2020, there was $0.9 million of unrecognized compensation costs related to the stock options that is expected to be recognized over a weighted-average period of 2.3 years.

Phantom Stock Plan

We previously provided a Phantom Stock Plan (PSP) to provide additional incentive compensation to key employees. Participants in the PSP had the right to receive the value of a share of common stock in cash at vesting. Participants had no voting or other rights as a stockholder. The phantom shares generally had a three-year vesting period. No new awards have been issued under the Phantom Stock Plan since 2016.

The following table sets forth a summary of our phantom stock activity:

	Weighted-		Weighted-		Weighted-
	average	Time	average		average
	Grant-Date	Based	Grant-Date	Series A	Grant-Date	Series B
	Fair Value	Shares	Fair Value	Warrants	Fair Value	Warrants
Non-vested balance at December 31, 2017	$308.24	13,526	1.00	21,934	0.98	23,712
Vested	360.14	(8,223)	1.00	(13,009)	0.98	(14,064)
Cancelled	240.39	(786)	1.00	(1,275)	0.98	(1,379)
Non-vested balance at December 31, 2018	$226.50	4,517	1.00	7,650	2.94	8,269
Vested	226.50	(4,517)	1.00	(7,650)	2.94	(8,269)
Non-vested balance at December 31, 2019	$—	—	—	—	—	—

The grant date fair value of phantom stock vested was $1.1 million and $3.0 million, respectively, for the years ended December 31, 2019 and 2018. Phantom stock compensation expense was immaterial for both years.

(11)	STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2020	2019
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	40,704,984	39,941,327
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

No shares were repurchased during the years ended December 31, 2020, 2019 and 2018.

Dividend Program

There were no dividends declared during the years ended December 31, 2020, 2019 and 2018.

Warrants

During 2017, we issued 11,543,814 New Creditor Warrants upon emergence from bankruptcy. In addition, 2,432,432 Series A Warrants and 2,629,657 Series B Warrants were issued to the holders of common stock with exercise prices of $57.06 and $62.28, respectively. As of December 31, 2020, we had 657,203 shares of common stock issuable upon the exercise of the New Creditor Warrants. No Series A Warrants or Series B Warrants have been exercised.

In conjunction with the merger with GulfMark, Tidewater assumed approximately 2.3 million $0.01 Creditor Warrants (GLF Creditor Warrants) and approximately 0.8 million Equity Warrants (GLF Equity Warrants) with an exercise price of $100 and each warrant becoming exercisable for 1.1 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. As of December 31, 2020, we had 815,575 shares of common stock issuable upon the exercise of the GLF Creditor Warrants. No GLF Equity Warrants have been exercised.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax, are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at December 31	$(236)	$2,194	$(147)
Pension benefits recognized in OCI	(568)	(2,430)	4,133
Available for sale securities recognized in OCI	—	—	(660)
Reclasses from OCI to net income	—	—	(1,132)
Balance at December 31	$(804)	$(236)	$2,194

The following table summarizes the reclassifications from accumulated other comprehensive loss to the consolidated statement of income:

	Year
	Ended
	December 31,	Affected line item in the consolidated
(In thousands)	2018	statements of income
Retiree medical plan	(1,536)	Interest income and other, net
Realized gains on available for sale securities	404	Interest and other debt costs
Total pre-tax and net of tax amounts	(1,132)

Tax Benefits Preservation Plan

On April 13, 2020, we adopted a Tax Benefits Preservation Plan (the Plan) as a measure to protect our existing net operating loss carryforwards ($320.7 million at December 31, 2020) and foreign tax credits ($387.4 million at December 31, 2020) (Tax Attributes) and to reduce our potential future tax liabilities.  Use of our Tax Attributes will be substantially limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382).

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

(12)     COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2018, we had long-term operating leases for office space, automobiles, temporary residences and office equipment. Aggregate operating lease expenses for the year ended December 31, 2018 were $3.8 million.

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

(13)	ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

A summary of accrued expenses as of December 31, is as follows:

(In thousands)	2020	2019
Payroll and related payables	$17,201	$16,351
Accrued vessel expenses	17,129	38,383
Accrued interest expense	3,240	4,570
Other accrued expenses	14,852	14,696
	$52,422	$74,000

A summary of other current liabilities as of December 31, is as follows:

(In thousands)	2020	2019
Taxes payable	$23,883	$18,661
Other	8,902	5,439
	$32,785	$24,100

A summary of other liabilities as of December 31, is as follows:

(In thousands)	2020	2019
Pension liabilities	$31,736	$32,545
Liability for uncertain tax positions	35,304	48,577
Other	12,752	17,275
	$79,792	$98,397

(14)     SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues:
Vessel revenues:
Americas	$126,676	136,958	118,534
Middle East/Asia Pacific	97,133	90,321	80,195
Europe/Mediterranean	83,602	123,711	56,263
West Africa	78,763	126,025	142,214
	$386,174	477,015	397,206
Other operating revenues	10,864	9,534	9,314
	$397,038	486,549	406,520
Vessel operating profit (loss):
Americas	$4,944	(805)	8,860
Middle East/Asia Pacific	(5,935)	(6,044)	(4,417)
Europe/Mediterranean	(8,629)	(1,289)	(9,359)
West Africa	(27,508)	8,298	7,240
	$(37,128)	160	2,324
Other operating profit	7,458	6,734	3,742
	(29,670)	6,894	6,066
Corporate expenses	$(35,633)	(57,988)	(42,972)
Gain on asset dispositions, net	7,591	2,263	10,624
Affiliate credit loss impairment expense	(52,981)	—	—
Affiliate guarantee obligation	(2,000)	—	—
Impairment of due from affiliate	—	—	(20,083)
Asset impairments and other	(74,109)	(37,773)	(61,132)
Operating loss	$(186,802)	(86,604)	(107,497)
Depreciation and amortization:
Americas	$32,079	27,493	16,047
Middle East/Asia Pacific	24,244	21,440	11,871
Europe/Mediterranean	29,222	30,053	11,385
West Africa	27,787	21,166	16,612
Corporate and other	3,377	1,779	2,378
	$116,709	101,931	58,293
Additions to properties and equipment:
Americas	$2,842	969	3,771
Middle East/Asia Pacific	2,629	5,237	2,982
Europe/Mediterranean	1,059	4,001	185
West Africa	6,028	2,721	10,135
Corporate	2,342	5,070	4,318
	$14,900	17,998	21,391
Total assets:
Americas	$338,649	375,297	380,168
Middle East/Asia Pacific	226,422	270,413	233,611
Europe/Mediterranean	302,214	358,943	316,524
West Africa	242,825	376,087	483,234
Investments in and advances to unconsolidated companies and other	—	—	8,479
Corporate	141,067	198,788	405,723
	$1,251,177	1,579,528	1,827,739

The following table discloses our customers that accounted for 10% or more of total revenues:

	Year Ended December 31,
	2020	2019	2018
Chevron Corporation	14.3%	13.0%	15.0%
Saudi Aramco	11.5%	*	*

* Less than 10% of total revenues.

(15)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon duplicate office facilities with lease terms expiring between 2023 and 2026 in St. Rose and New Orleans, Louisiana, Houston, Texas and Aberdeen, Scotland. Those closures resulted in $7.3 million, $6.8 million and $1.5 million respectively, of lease exit and severance charges in the fourth quarter of 2018 and the years ended December 31, 2019 and 2020, respectively. These charges are included in general and administrative expense in our consolidated Statement of Operations.

Activity for the lease exit and severance liabilities for the two years ended December 31, 2020 were:

	Lease Exit Costs		Severance
	Europe/
(In thousands)	Mediterranean	Corporate	Company	Total
Balance at December 31, 2018	$2,005	4,463	285	$6,753
Charges (credits)	44	(33)	6,811	6,822
Cash payments	(258)	(2,112)	(6,824)	(9,194)
Balance at December 31, 2019	$1,791	2,318	272	$4,381
Charges	71	63	1,367	1,501
Cash payments	(306)	(602)	(1,639)	(2,547)
Balance at December 31, 2020	$1,556	1,779	—	$3,335

 SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

				Balance
	Balance at			at
	Beginning	Additions		End of
Description	of period	at Cost	Deductions	Period
Year Ended December 31, 2018
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$1,800	900	—	2,700
Year Ended December 31, 2019
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$2,700	—	2,630	70
Year Ended December 31, 2020
Deducted in balance sheet from trade accounts receivables:
Allowance for credit losses	$70	1,446	—	1,516

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting or other factors that might significantly affect internal control over financial reporting, including any corrective actions taken by management with regard to significant deficiencies and material weaknesses, have occurred subsequent to December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tidewater Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 4, 2021, expressed an unqualified opinion on those financial statements.

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

March 4, 2021

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

PART IV

ITEM 15. EXHIBITS

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

A list of the consolidated financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

(2) Financial Statement Schedules.

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Annual Report on Form 10-K which begins on page F-1. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3) Exhibits.

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

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on April 14, 2020, File No. 1-6311).

4.1*	Description of Registered Securities of Tidewater, Inc.

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

4.4	Fourth Supplemental Indenture, dated November 18, 2020, by and among Tidewater Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on November 23, 2020, File No. 1-6311).

4.5

Tax Benefits Preservation Plan by and between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent, dated as of April 13, 2020 (filed with the Commission as Exhibit 4.1 to the company’s registration statement on Form 8-K on April 14, 2020, File No. 1-6311).

10.1	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

10.2

Amendment and Restatement Agreement No. 5 to the Troms Facility Agreement, dated December 11, 2020 (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on December 15, 2020, File No. 1-6311).

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

10.12+	Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.13+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.14+

Summary of Compensation Arrangements with Non-employee Directors (filed with the Commission as Exhibit 10.15 to the company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, File No. 1-6311).

10.15+	Director Stock Election Program (filed with the Commission as Exhibit 10.13 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.16+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on August 12, 2015, File No. 1-6311).

10.17+	Tidewater Inc. 2017 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.18+

Amendment No. 1 to the Tidewater Inc. 2017 Stock Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, File No. 1-6311).

10.19+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-6311).

10.20+	Legacy GLF Management Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s registration statement on Form S-8 on November 15, 2018, File No. 333-228401).

10.21+

Amendment No. 1 to the Tidewater Inc. Legacy GLF Management Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.10 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, File No. 1-6311).

10.22+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.37 to the company’s annual report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019).

10.23+

Officer Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan (for use with onboarding grants in 2018) (filed with the Commission as Exhibit 10.38 to the company’s annual report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019).

10.24+	Officer Form of Agreement for the Grant of Restricted Stock Units under either the Tidewater Inc. 2017 Stock Incentive Plan or the Tidewater Inc. Legacy GLF Management Incentive Plan (for use with annual grants in 2019 and 2020) (filed with the Commission as Exhibit 10.12 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.25+*	Form of Agreement for the Grant of Stock Options under the Tidewater Inc. 2017 Stock Incentive Plan (for use with CEO grant in 2020).

10.26+

Amended and Restated Employment Agreement with Quintin V. Kneen, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.1 to the company's current report on Form 8-K on January 4, 2019, File No. 1-6311).

10.27+	Amendment, dated September 3, 2019, to Amended and Restated Employment Agreement with Quintin V. Kneen (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed on November 12, 2019, File No. 1-6311).

10.28+

Amended and Restated Employment Agreement with Samuel R. Rubio, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.5 to the company's current report on Form 8-K on January 4, 2019, File No. 1-6311).

10.29+	Form of Change of Control Agreement, entered into with certain of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 19, 2017, File No. 1-6311).

10.30+

Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019) (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on April 19, 2019, File No. 1-6311).

10.31+

Form of Retention Bonus Program Letter Agreement (entered into with certain executive officers in March 2020) (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 filed on May 11, 2020, File No. 1-6311 ).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2021.

TIDEWATER INC.
(Registrant)

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2021.

/s/ Quintin V. Kneen
Quintin V. Kneen, President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Samuel R. Rubio
Samuel R. Rubio, Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ Larry T. Rigdon
Larry T. Rigdon, Chairman of the Board of Directors

/s/ Darron M. Anderson
Darron M. Anderson, Director

/s/ Dick H. Fagerstal
Dick H. Fagerstal, Director

/s/ Louis A. Raspino
Louis A. Raspino, Director

/s/ Kenneth H. Traub
Kenneth H. Traub, Director

/s/ Lois K. Zabrocky
Lois K. Zabrocky, Director