Form 10-K/A
period 2020-12-31
TIDEWATER INC
filed 2021-04-30
CIK 98222

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 12, 2021, 40,731,777 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIDEWATER INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

On March 4, 2021, Tidewater Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). Tidewater is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it may not file its definitive proxy statement within 120 days after the end of such fiscal year. Therefore, this Form 10-K/A is being filed to provide the information required in Part III of Form 10-K.

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

A biography of each director is set forth below. Each director's biography contains information regarding that person’s service as a director, business experience, other public company directorships held currently or at any time during the last five years, and the director's experiences, qualifications, attributes, or skills. The information in each biography is presented as of April 30, 2021.

Name, Age and Position	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Darron M. Anderson, 52
Business and Leadership Experience:  Mr. Anderson has served as President and Chief Executive Officer, and as a member of the board of directors, of Ranger Energy Services, LLC (NYSE: “RNGR”) since March 2017. Mr. Anderson was previously an executive of Express Energy Services from 2004 through 2015, serving as its President and Chief Executive Officer from 2008 to 2015. Subsequent to his time as President and Chief Executive Officer of Express Energy Services, Mr. Anderson evaluated potential acquisition opportunities from 2015 to 2016, and consulted for Littlejohn & Co., LLC from 2016 to 2017, and for CSL Capital Management, L.P. during 2017. Mr. Anderson began his career in the oil and natural gas industry as a drilling engineer for Chevron Corporation in 1991, holding positions of increasing responsibility across U.S. Land, Offshore and Canada. Mr. Anderson resigned from Chevron in 1998 to pursue an entrepreneurial career in oil field services where he has spent the last 23 years building successful service organizations focused on land and offshore drilling, completion and production operations. Mr. Anderson holds a B.S. in Petroleum Engineering from the University of Texas at Austin.

Skills and Qualifications:  Mr. Anderson brings to our board extensive leadership experience in the energy industry, particularly in offshore and on land drilling, as well as an entrepreneurial spirit and mindset.
2020
Dick Fagerstal, 60
Business and Leadership Experience: Mr. Fagerstal currently serves as Executive Chairman of the Global Marine Group, a subsea cable installation and maintenance business based in Chelmsford, England in the United Kingdom, since February 2020. From 2014 to 2020, Mr. Fagerstal served as Chairman & Chief Executive Officer of Global Marine Holdings LLC, the prior owner of the same business. He served as an independent director of Frontier Oil Corporation, Manila, Philippines, from 2014 to 2017. Mr. Fagerstal previously held the positions of Senior Vice President, Finance & Corporate Development from 2003 to 2014 and Vice President, Finance & Treasurer from 1997 to 2003 at SEACOR Holdings Inc. (NYSE: “CKH”). Mr. Fagerstal held the positions of Executive Vice President, Chief Financial Officer and director of Era Group Inc. (NYSE: “ERA”) from 2011 to 2012 and was the Senior Vice President and Chief Financial Officer and director of Chiles Offshore Inc. (AMEX: “COD”) from 1997 to 2002. Prior to that time, he served as a senior banker at DNB ASA in New York from 1986 to 1997. Prior to his business career, Mr. Fagerstal served as an officer in the Special Air Service unit of the Swedish Special Forces from 1979 to 1983. Mr. Fagerstal earned a B.S. in Economics from the University of Gothenburg and an M.B.A. in Finance, as a Fulbright Scholar, from New York University.

Skills and Qualifications: Mr. Fagerstal brings a strong business, finance and accounting background to our board. Given the nature and scope of our operations, his extensive international business experience and considerable knowledge of the energy and maritime industries contributes to our board’s collective ability to monitor the risks and challenges facing our company.
2017

Name, Age and Position	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Quintin V. Kneen, 55 President and CEO
Business and Leadership Experience: Mr. Kneen was appointed President, CEO and Director of Tidewater in September 2019. Prior to this appointment, he served as Executive Vice President and Chief Financial Officer at Tidewater since November 2018 following its acquisition of GulfMark where he served as President and Chief Executive Officer since June 2013. Mr. Kneen joined GulfMark in June 2008 as the Vice President – Finance and was named Senior Vice President – Finance and Administration in December 2008. He was subsequently appointed as the Company’s Executive Vice President and Chief Financial Officer in June 2009 where he worked until his appointment as Chief Executive Officer. In May 2017, GulfMark filed a voluntary petition for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On November 14, 2017, GulfMark emerged from bankruptcy (the “GulfMark Reorganization”). Before his tenure at GulfMark, Mr. Kneen was Vice President–Finance & Investor Relations for Grant Prideco, Inc., serving in executive finance positions at Grant Prideco since June 2003. Prior to joining Grant Prideco, Mr. Kneen held executive finance positions at Azurix Corp. and was an Audit Manager with the Houston office of Price Waterhouse LLP. He holds an M.B.A. from Rice University and a B.B.A. in Accounting from Texas A&M University, and is a Certified Public Accountant and a Chartered Financial Analyst.

Skills and Qualifications: Mr. Kneen brings to our board significant executive management experience and industry knowledge from his roles as the Chief Executive Officer and Chief Financial Officer of two different public companies in our industry. As a Certified Public Accountant and Chartered Financial Analyst, he has a sophisticated understanding of financial and accounting matters. In addition, in his position as our President and Chief Executive Officer, Mr. Kneen serves as a valuable liaison between our board and the management team.
2019
Louis A. Raspino, 68
Business and Leadership Experience: Mr. Raspino’s career has spanned almost 40 years in the energy industry, most recently as Chairman of Clarion Offshore Partners, a partnership with Blackstone that served as its platform for pursuing worldwide investments in the offshore oil and gas services sector, from October 2015 until October 2017. Mr. Raspino served as President, Chief Executive Officer and a director of Pride International, Inc. from June 2005 until the company merged with Ensco plc in May 2011, and as its Executive Vice President and Chief Financial Officer from December 2003 until June 2005. From July 2001 until December 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Grant Prideco, Inc., and from February 1999 until March 2001, he served as Vice President of Finance at Halliburton. Prior to joining Haliburton, Mr. Raspino served as Senior Vice President at Burlington Resources, Inc. from October 1997 until July 1998. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino previously served as a director of Chesapeake Energy Corporation and chairman of its audit committee from March 2013 until March 2016, and as a director of Dresser-Rand Group, Inc., where he served as Chairman of the compensation committee and member of the audit committee, from December 2005 until it was acquired by Siemens AG in June 2015. He has served as a director of Forum Energy Technologies (NYSE: “FET”), a global oilfield products company, since January 2012 and currently serves as the chairman of its compensation committee. Mr. Raspino also currently serves on the board of American Bureau of Shipping (ABS), where he is a member of the audit and compensation committees. Mr. Raspino served as Chairman of the GulfMark board from November 2017 until consummation of the business combination.

Skills and Qualifications: Having served in executive leadership roles at several energy companies, including both the Chief Executive Officer and Chief Financial Officer positions, Mr. Raspino brings in-depth operational and financial expertise to our board. In addition, his current service on a variety of oil and gas industry boards provides our board with key and timely insights into industry conditions and trends.
2018
Larry T. Rigdon, 73 Chairman of the Board
Business and Leadership Experience: Mr. Rigdon, who was initially appointed to serve as an independent director in connection with our restructuring, served as Tidewater’s interim President and Chief Executive Officer between October 2017 and March 2018. He has over 45 years of experience in the offshore oil and gas industry. Mr. Rigdon worked as a consultant for FTI Consulting from 2015 to 2016 and for Duff and Phelps, LLC from 2010 to 2011. He served as the Chairman and Chief Executive Officer of Rigdon Marine from 2002 to 2008. Previously at Tidewater, Mr. Rigdon served as an Executive Vice President from 2000 to 2002, a Senior Vice President from 1997 to 2000, and a Vice President from 1992 to 1997. Before working at Tidewater, he served as Vice President at Zapata Gulf Marine from 1985 to 1992, and in various capacities, including Vice President of Domestic Divisions from 1983 to 1985, at Gulf Fleet Marine from 1977 to 1985. Mr. Rigdon currently serves as a director of Professional Rental Tools, LLC. He formerly served as a director of Jackson Offshore Holdings, Terresolve Technologies, GulfMark Offshore and Rigdon Marine. He has a B.S. in Accounting and was a Certified Public Accountant earlier in his career, which license is currently inactive.

Skills and Qualifications: Mr. Rigdon has considerable leadership experience in the maritime transportation industry and brings to our board a thorough understanding of the strategic and operational challenges facing our company, specifically, and our industry overall. His experience founding new businesses provides an entrepreneurial vision and his successful completion of mergers and acquisitions contributes to the board’s ability to evaluate such opportunities.
2017

Name, Age and Position	Business and Leadership Experience, Skills, and Qualifications	Tidewater Director since
Kenneth H. Traub, 60
Business and Leadership Experience: Mr. Traub has served as the Managing Partner of Delta Value Group, LLC, an investment firm, since 2019, and the Managing Partner of Delta Value Advisors, LLC, a consulting firm, since 2020. Since 2012, Mr. Traub has served on the board of directors of DSP Group, Inc. (NASDAQ: “DSPG”), a leading supplier of wireless chipset solutions for converged communications, and as Chairman since 2017. He also currently serves on the board of directors of Athersys, Inc. (NASDAQ: “ATHX”), a biotechnology company, since February 2021, and previously served on the board of Athersys from 2012 to 2016 and in 2020. Mr. Traub served as a Managing Partner of Raging Capital Management, LLC, a diversified investment firm, from December 2015 to January 2019. He previously served as President and Chief Executive Officer of Ethos Management, LLC from 2009 through 2015. From 1999 until its acquisition by JDS Uniphase Corp. (“JDSU”) in 2008, Mr. Traub served as President and Chief Executive Officer of American Bank Note Holographics, Inc. (“ABNH”), a leading global supplier of optical security devices for the protection of documents and products against counterfeiting. Following the sale of ABNH, he served as Vice President of JDSU, a global leader in optical technologies and telecommunications. Mr. Traub has previously served on the boards of numerous public companies including (i) MIPS Technologies, Inc., a provider of industry standard processor architectures and cores, from 2011 until the company was sold in 2013; (ii) Xyratex Limited, a leading supplier of data storage technologies, from 2013 until the company was sold in 2014; (iii) Vitesse Semiconductor Corporation, a supplier of integrated circuit solutions for next-generation carrier and enterprise networks, from 2013 until the company was sold in 2015; (iv) A. M. Castle & Co., a specialty metals distribution company from 2014 to 2016; (v) IDW Media Holdings, Inc., a diversified media company, from 2016 to 2018; (vi) as Chairman of MRV Communications, Inc., a supplier of communication networking equipment, from 2011 until the company was sold in 2017; (vii) Intermolecular, Inc., an innovator in materials sciences, from 2016, and as Chairman of the board from 2018 through the sale of the company in 2019; and (viii) Immersion Corporation (NASDAQ: “IMMR”), a leading provider of haptics technology, from 2018 to 2019. Mr. Traub served as a member of the GulfMark board from November 2017 until consummation of the business combination. Mr. Traub earned a B.A. degree from Emory University and an M.B.A. degree from Harvard Business School.

Skills and Qualifications: Mr. Traub’s qualifications to serve on our board include his extensive and diverse business management experience and expertise, particularly in challenging turn-around environments. In addition, he contributes to the board’s effectiveness in strategic, financial, operational and governance matters.
2018
Lois K. Zabrocky, 51
Business and Leadership Experience:  Ms. Zabrocky has served as President, Chief Executive Officer, and a Director of International Seaways, Inc. (NYSE: INSW) since its spin-off from Overseas Shipholding Group, Inc. (“OSG”) in November 2016 and was President of INSW from August 2014. Prior to the spin-off, Ms. Zabrocky served in various roles at OSG over a career of more than 25 years, most recently as Senior Vice President and Head of the International Flag Strategic Business Unit of OSG, with responsibility for the strategic plan and profit and loss performance of OSG’s international tanker fleet comprised of 50 vessels and approximately 300 shoreside staff. In November 2012, OSG filed a voluntary petition for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, emerging from bankruptcy on August 5, 2014. Ms. Zabrocky served as Senior Vice President of OSG from June 2008 through August 2014, when she was appointed as Co-President of OSG and Head of the International Flag Strategic Business Unit of OSG. Ms. Zabrocky served as Chief Commercial Officer, International Flag Strategic Business Unit, of OSG from May 2011 until her appointment as Head of International Flag Strategic Business Unit and as the Head of International Product Carrier and Gas Strategic Business Unit for at least four years prior to May 2011. Ms. Zabrocky served as a director of INSW from November 2011 through November 2016 while it was a wholly-owned subsidiary of OSG. Ms. Zabrocky began her maritime career sailing as third mate aboard a U.S. flag chemical tanker. She received her B.S. degree from the United States Merchant Marine Academy, holds a Third Mate’s license and has completed both of Harvard Business School’s Strategic Negotiations and Finance for Senior Executives programs.

Skills and Qualifiations:  Ms. Zabrocky brings to our board significant executive and operational experience, including managing a company with significant international operations. Her expertise in many aspects of the maritime transportation industry adds significant value to our board’s knowledge base.
2020

INFORMATION REGARDING EXECUTIVE OFFICERS

Information regarding our current executive officers (other than Mr. Kneen, who also serves as a director and is included in the section above), including all offices held by the officer as of December 31, 2020, is as follows:

Name	Age	Position
David E. Darling	66
Executive Vice President and Chief Operating Officer since March 2021. Vice President and Chief Human Resources Officer from March 2018 to March 2021. Senior Vice President and Chief Human Resources Officer of GulfMark from 2007 to March 2018, including during the GulfMark Reorganization.

Daniel A. Hudson	49
Executive Vice President, General Counsel, and Secretary since March 2021. Vice President, General Counsel, and Secretary from October 2019 to March 2021. Assistant General Counsel from May 2017 to September 2019. Managing Counsel from May 2015 to May 2017. Regional Counsel from May 2012 to May 2017. Staff Attorney from July 2007 to May 2012.

Samuel R. Rubio	61
Executive Vice President and Chief Financial Officer since March 2021. Vice President, Chief Accounting Officer, and Controller from December 2018 to March 2021. Prior to the business combination, Senior Vice President – Chief Financial Officer of GulfMark from April 2018 to November 2018. Senior Vice President – Controller and Chief Accounting Officer of GulfMark from January 2012 to April 2018, including during the GulfMark Reorganization. Vice President – Controller and Chief Accounting Officer of GulfMark from December 2008 and December 2011.

There are no family relationships between any of the directors or executive officers of the company or any arrangements or understandings between any of the executive officers and any other person pursuant to which any of the executive officers were selected as an officer. The company’s executive officers are appointed by, and serve at the pleasure of, the board of directors.

CORPORATE GOVERNANCE

Our board has adopted corporate governance practices designed to aid the board and management in the fulfillment of their respective duties and responsibilities to our stockholders.

Corporate Governance Policy. Our board has adopted a Corporate Governance Policy, which, together with our certificate of incorporation, bylaws, and board committee charters, form the framework for the governance of our company. The nominating and corporate governance committee is charged with reviewing the Corporate Governance Policy at least annually to assess the continued appropriateness of those guidelines in light of any new regulatory requirements and evolving corporate governance practices. After this review, the committee recommends any proposed changes to the Corporate Governance Policy to the full board for approval.

Code of Business Conduct and Ethics. Our board has also adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics sets forth principles of ethical and legal conduct to be followed by our directors, officers, and employees. The Code of Business Conduct and Ethics requires any employee who reasonably believes or suspects that any director, officer, or employee has violated the Code of Business Conduct and Ethics, company policy, or applicable law to report such activities to his or her supervisor or to our Chief Compliance Officer (Daniel A. Hudson, our Executive Vice President, General Counsel and Secretary), either directly or anonymously. We do not tolerate retaliation of any kind against any person who, in good faith, reports any known or suspected improper activities pursuant to the Code of Business Conduct and Ethics or assists with any ensuing investigation.

Our Code of Business Conduct and Ethics also references disclosure controls and procedures required to be followed by all officers and employees involved with the preparation of the company’s SEC filings. These disclosure controls and procedures are designed to enhance the accuracy and completeness of the company’s SEC filings and, among other things, to ensure continued compliance with the Foreign Corrupt Practices Act.

Environmental, Social and Governance Highlights. Since Tidewater was founded 65 years ago, we have been guided by our values, commitment to safety, and respect for stakeholders, communities and the environment. We believe operating effectively means operating safely and responsibly and we have a long history of investing in new equipment and technologies that improve our operations and support environmental stewardship initiatives. We also consistently strive to support our employees through extensive training and development programs and continuously emphasize our high safety standards.

Our board engages in regular discussions relating to environmental, social and governance (“ESG”) initiatives and is committed to the development and promotion of ESG practices across the organization. Our board considers our sustainability agenda at least annually in connection with our strategic plan. The Nominating and Corporate Governance Committee is tasked with the responsibility of overseeing the effectiveness of our ESG policies, goals and programs, including review of our annual Sustainability Report. Other board committees are also involved with the assessment and management of our environmental and social priorities through their oversight responsibilities, including risk and talent management.

Our commitment to ESG principles is reflected in our core values and in various ongoing initiatives, including the following:

●
maintaining the highest standards of business conduct and ethics by conducting our affairs in an honest and ethical manner with unyielding personal and corporate integrity at the foundation of our business;

●	adhering to our core values and striving to continually improve our ESG systems and processes to enhance our performance;

●	demonstrating integrity and respect for others by setting goals and objectives that enhance our commitment to a safe workplace;

●	protecting the environment by focusing on operational efficiencies that promote the reduction of emissions through fuel and environmental monitoring;

●	ensuring that the safety of our employees, as reported in industry-leading metrics, is our highest priority;

●	actively embracing, valuing and encouraging the diversity of our employees and ensuring this culture remains an integral part of our employment and retention policies;

●	communicating our expectation that our company, including our suppliers, contractors, and employees, achieves and promotes strong ESG performance;

●	investing in community betterment in the areas in which we operate;

●	focusing on developing and implementing sustainable practices that promote health, fair dealing and compliance throughout our business;

●
responsibly recycling vessels in a sustainable and socially-responsible manner, safeguarding the environment and human health and safety in accordance with applicable laws and regulations, including the 2009 “Hong Kong Convention for the Safe and Environmentally Sound Recycling of Ships,” the “Basel Convention on the Control of the Transboundary Movements of Hazardous Wastes and their Disposal” and, where applicable, EU and U.S. EPA Ship Recycling Regulation;

●
setting GHG reduction targets in alignment with the goals of the “United Nations Framework Convention on Climate Change”, better known as the “Paris Climate Agreement” or “COP21”, to keep global warming under two degrees Celsius and the IMO’s own climate goals, to reduce absolute emissions 50% by 2050 and by 70% on an intensity basis;

●	regularly reporting our ESG results, while continuing to evaluate ways to improve; and

●	developing frameworks and metrics to present our ESG results in an effective and transparent manner.

In recognition of the importance of ESG principles to our business, the initiatives set forth above are being undertaken with the unanimous support of our board.

In 2020, significant progress was made in many of these areas, including but not limited to the following:

●
the company appointed a vice president of ESG to lead the development of our sustainability strategy, and in cooperation with key functional leaders, to implement sustainability policies and processes across our operations worldwide;

●	we achieved the company’s best safety performance on record, with zero lost time incidents and a TRIR of 0.34 per million man-hours;

●	the company recorded no material incidents or related to significant or harmful accidental spills in 2020;

●
we continued to execute our plan to expand the connectivity of our fleet with the implementation of state-of-the-art high bandwidth satellite communications, allowing us to more efficiently monitor and leverage big data to drive operational improvements that will continue to result in cost efficiencies and emissions reductions;

●
we established a baseline measurement of our GHG emissions and expanded our multi-faceted approach to emissions reduction including upgrading additional vessels with hybrid battery and shore power systems, while we continue to consider a wide range of complementary or alternative solutions that would deliver value over the short, medium and longer term through increased operational and cost efficiencies;

●	our cybersecurity initiatives continued to expand to ensure compliance with IMO Resolution MSC.428(98) - Maritime Cyber Risk Management in Safety Management Systems;

●
as a long-standing member of the organization, the company formally pledged to support the National Ocean Industries Association (NOIA)’s ESG program, which aligns with our own principles, including advancing best practices to reduce environmental impact and promote ecosystem health, developing a systematic approach to address climate change, promoting safe and healthy working conditions for our employees and supporting and encouraging diversity and inclusion in the industry’s employment practices;

●
Tidewater became a signatory to the UN Global Compact, the world’s largest corporate sustainability initiative, as part of our commitment to align our operations and strategies in the areas of human rights, labor, environment, and anti-corruption, and to take action in support of the UN goals and issues embodied in the Sustainable Development Goals (SDGs);

●
in line with our commitment to protecting the environment, Tidewater has partnered with Sea Life Rescue, an organization with the mission to replenish endangered fish species by strategically deploying its innovative mobile marine hatcheries utilizing OSVs around the globe to restore critical biodiversity;

The company also developed and published its inaugural sustainability report, in alignment with the SASB Marine Transportation Standard (2018), TCFD climate-related disclosure recommendations and using GRI’s materiality principle to identify topics which have significant environmental, social, or economic impact or that are considered important to our stakeholders. A detailed review of the company’s progress in 2020, including a materiality analysis, current metrics, and future sustainability plans is included in the report. The report is available www.tdw.com/sustainability/sustainability2020.

Complaint Procedures for Accounting, Auditing, and Financial Related Matters. The audit committee has established procedures for receiving, reviewing, and responding to complaints from any source regarding accounting, internal accounting controls, and auditing matters. The audit committee has also established procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Interested parties may communicate such complaints to the audit committee chair by following the procedures described under the heading “Communications with Our Board of Directors” below. Employees may report such complaints by following the procedures outlined in the Code of Business Conduct and Ethics and through other procedures communicated and available to them. As noted above, we do not tolerate retaliation of any kind against any person who, in good faith, submits a complaint or concern under these procedures.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the 2020 fiscal year, our board held 11 meetings including telephonic meetings. Each director attended at least 75% of the meetings of the board and of the committees on which he or she served during fiscal 2020.

Executive Sessions. Our non-management directors meet in regularly-scheduled executive sessions presided over by our chairman. At the conclusion of each board meeting, the non-management directors have an opportunity to meet in executive session. The non-management and independent directors may schedule additional executive sessions throughout the year. During fiscal 2020, the non-management members of our board (all of our directors except the individual then serving as chief executive officer) met six times in executive session.

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

The current members of each board committee are identified in the following table, which also indicates the number of meetings each committee held during fiscal 2020:

Board Committee
	Audit	Compensation	Nominating and Corporate Governance
Darron M. Anderson	X		X
Dick Fagerstal	Chair		X
Quintin V. Kneen
Louis A. Raspino	X	Chair
Larry T. Rigdon
Kenneth H. Traub		X	Chair
Lois K. Zabrocky	X	X
Number of Meetings in Fiscal 2020	6	3	3

Audit Committee. Our board’s audit committee is a separately designated, standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Its current members are listed in the above chart. The board has determined that all three committee members are financially literate and that each of the three members qualifies as an “audit committee financial expert,” as defined by SEC rules.

The main function of our audit committee is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationship, and the audits of our financial statements. The audit committee’s key responsibilities are:

●	appointing and retaining our independent auditor;
●	evaluating the qualifications, independence, and performance of our independent auditor;
●	reviewing and approving all services (audit and permitted non-audit) to be performed by our independent auditor;
●	reviewing with management and the independent auditor our audited financials;
●	reviewing the scope, adequacy, and effectiveness of our internal controls;
●	reviewing with management our earnings reports, quarterly financial reports and certain disclosures;
●	reviewing, approving, and overseeing related party transactions; and
●	monitoring the company’s efforts to mitigate the risk of financial loss due to failure of third parties.

The audit committee is also responsible for any audit reports the SEC requires us to include in our proxy statements.

Each member of the audit committee satisfies all of the additional independence requirements for audit committee members set forth in the corporate governance listing standards of the NYSE and Exchange Act Rule 10A-3.

Compensation Committee. The role of the compensation committee is to assist our board of directors in discharging its responsibilities relating to:

●	overseeing our executive compensation program;

●
reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and determining and approving the compensation of our executive officers, including cash and equity-based incentives;

●	consideration of all substantive elements of our employee compensation package, including identifying, evaluating, and mitigating any risks arising from our compensation policies and practices;
●	ensuring compliance with laws and regulations governing executive compensation;
●	evaluating appropriate compensation levels and designing elements of director compensation; and
●	engaging in such other matters as may from time to time be specifically delegated to the committee by the board of directors.

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

Risk Review of Employee Compensation. Consistent with SEC disclosure requirements, the compensation committee performs an annual risk assessment of our company’s compensation programs. Management has identified the elements of our compensation program that could incentivize management to take risks and has reported to the compensation committee its assessment of those risks and mitigating factors particular to each risk. The compensation committee has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our company. Some of the findings the committee considered in reaching this conclusion include:

●	our cash/equity mix strikes an appropriate balance between short-term and long-term risk and reward decisions;
●
the company performance portion of our annual incentive plan is based on company-wide financial and operating performance metrics as well as safety criteria, which are less likely to be affected by individual or group risk-taking;

●	our annual and long-term incentive plans have conservative payout caps;
●	our compensation levels and performance criteria are subject to multiple levels of review and approval;
●	we have an executive compensation recovery policy (“clawback”) and stock ownership guidelines for our executives; and
●	our Policy Statement on Insider Trading prohibits hedging and pledging of company securities by all company insiders, including our executives.

Nominating and Corporate Governance Committee. The key responsibilities of the nominating and corporate governance committee are to:

●	assist our board by identifying individuals qualified to serve as directors of the company and recommending nominees to the board;
●	monitor the composition of our board and its committees;
●	recommend to our board a set of corporate governance guidelines for the company;
●	oversee legal and regulatory compliance;
●	oversee our environmental, social, and governance (“ESG”) initiatives; and
●	lead our board in its annual review of the board’s performance.

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

2021 ANNUAL MEETING OF STOCKHOLDERS

On February 26, 2021, our board determined that the company’s 2021 annual meeting of stockholders (the “Annual Meeting”) will be held on June 8, 2021. The new deadline for stockholder proposals and director nominations for consideration at the Annual Meeting was the close of business on March 10, 2021. Stockholders submitting proposals should deliver the proposal in writing, in accordance with the specific procedural requirements set forth in the company’s bylaws, to the company’s Secretary at 6002 Rogerdale Road, Suite 600, Houston, Texas 77072, Attention: Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section of our Form 10-K discusses and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to certain executive officers of the company. We refer to these executives as our “named executives” or “NEOs.” For fiscal 2020, our named executives were:

NEO	Current Title
Quintin V. Kneen	President and Chief Executive Officer
David E. Darling	Executive Vice President, Chief Operating Officer, and Chief Human Resources Officer
Daniel A. Hudson	Executive Vice President, General Counsel, and Secretary
Samuel R. Rubio	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer

In this Compensation Discussion and Analysis (“CD&A”) section, we first provide an Executive Summary of our company’s business and performance during the fiscal year and how that performance affected executive compensation decisions and payouts. We next explain the Compensation Philosophy and Objectives that guide our compensation committee’s executive compensation decisions. We then describe the committee’s Process of Setting Compensation. Next, we discuss in detail each of the Compensation Components, including, for each component, a design overview as well as the actual results yielded for each named executive in fiscal 2020.

Executive Summary

Fiscal 2020 and Recent Company Performance Highlights.

●
Successful Realization of Business Combination Synergies. Since the completion of our business combination with GulfMark in November 2018, we have high-graded our fleet and achieved material cost savings.

$97 million proceeds from disposal of non-core and lower specification vessels	Reduced cost structure by 33% since merger	Outperformed G&A cost reduction targets

●
Maintained Sector-Leading Balance Sheet Strength. We maintained our sector-leading financial profile and low net debt position by carefully managing our balance sheet and being conservative with respect to capital expenditures.

Reduced long-term debt by over $250 million	Consent solicitation of senior notes reduced risk of covenant noncompliance	Cash tender offer to purchase up to $50 million of outstanding senior notes

●
Capital Discipline Focus. Capital discipline remains a core focus for Tidewater and our ongoing fleet rationalization, working capital management and disciplined approach to capital expenditures all contribute significantly to our ability to generate positive cash flow.

Generated $52.7 million in free cash flow (FCF)	Shifted geographic footprint to more profitable locations such as Trinidad and Suriname	Implemented digital transformation to improve efficiency

●	Industry Leader in Safety Performance. Tidewater’s initiatives to streamline its operating platform did not reduce our high standard of operations.

TRIR of 0.34 lowest in Company history	Zero loss time incidents	Significantly reduced insurance and loss reserves

●
Shareholder Value Creation and Improvements on Corporate Governance Matters. Tidewater has taken decisive actions to put Tidewater on a firm course for success and shareholder value-creation, including enhanced focus on ESG-related matters across the Company.

Streamlined board and executive team structure	Improved gender and ethnic diversity of board	Upgraded talent and industry expertise of executive team

Although we continue to work towards our goal of sustainable positive free cash flow (FCF), we do expect our business operations in 2021 to be negatively impacted by the reduction in demand for hydrocarbons resulting from the response to the COVID-19 pandemic. In 2020, the reduction in demand for hydrocarbons compounded by a global over-supply of oil resulted in an unprecedented decline in the price of oil, which resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the virus on offshore operations.

As the full impact of these factors to our operating environment continues to play out, our team remains dedicated to monitoring, adapting to and mitigating the effects on our business. Ensuring the health and safety of our employees and maintaining our strong balance sheet and liquidity will remain our key priorities.

Fiscal 2020 Compensation Highlights. As described in greater detail under “Compensation Components,” the three main components of our executive compensation program are base salary, an annual cash incentive award, and long-term incentive awards. The table below provides a summary of key actions taken with respect to each of these three components in fiscal 2020:

Pay Component	Results for 2020	Considerations
Base Salary	CEO’s base salary was unchanged Other NEO’s salaries were increased by 20%	To move salaries closer to market median and to recognize expanding individual responsibilities
Short-Term Incentive (“STI”) Program	For each NEO, STI award payouts were 80% of target	To reflect and recognize free cash flow (“FCF”) achievement in excess of threshold, historically strong safety performance, and target performance on individual performance objectives
Long-Term Incentive (“LTI”) Award
In April, we granted annual LTI awards to our NEOs as follows:

  CEO: 50% time-based RSUs and 50% stock options with a premium exercise price (125% of the closing price of the company’s common stock on the date of grant)

  Other NEOs: 100% time-based RSUs

  To further the direct shareholder alignment, with a significant performance-based component for our  CEO

  To help manage dilution, a 60-day average stock price was used to determine number of shares granted to NEOs, resulting in greater than 50% reduction in actual grant value as compared to target grant value

In addition to the three components discussed above, in early 2020, due to employee retention concerns in a very uncertain economic environment, the company adopted a retention program for current officers and certain other key employees to preserve management through any payout of the 2020 STI program. As discussed in greater detail below under “Compensation Components – Retention Bonuses,” each of our named executives entered into an agreement with the company that provided for the payment of a cash retention award no later than April 30, 2020 (for each of Messrs. Kneen, Rubio and Darling, in the amount of $300,000; for Mr. Hudson, $210,000). As provided in the agreement, the retention awards are subject to a recapture provision that will be triggered if the participant’s employment terminates within a year of the agreement’s execution.

As our industry enters a downturn, the compensation committee is committed to ensuring that we have an appropriate program in place to retain, motivate and incentivize our leadership team to guide us through the cycle.

Compensation Philosophy and Objectives

As a company with a global reach in an operationally-demanding, volatile, highly cyclical, and capital-intensive business, we design our executive compensation program to achieve the following objectives:

●
Pay for performance: to promote a performance- and results-oriented environment with conservative salaries and enhanced emphasis on at-risk pay, aligning compensation with performance measures that are directly related to our company’s strategic goals, key financial and safety results, individual performance, and creation of long-term stockholder value without incurring undue risk;

●
Pay competitively and equitably: to provide externally competitive and internally equitable compensation opportunities to help attract, motivate, develop, and retain the executive talent that we require to compete and manage our business effectively; and

●	Shareholder alignment: to align the interests of executives and stockholders by delivering a significant portion of target compensation in equity or equity-based vehicles.

The specific principles followed and decisions made in establishing the compensation of our named executives for fiscal 2020 are discussed in more detail below.

Compensation Best Practices. Our compensation committee (referred to throughout this section as the “committee”) strives to align executive compensation with stockholder interests and incorporate strong governance standards into our compensation program, including through the following:

●
Emphasis on Performance-Based and At-Risk Compensation. By design, a meaningful portion of our named executives’ pay is delivered in the form of performance-driven and at-risk incentive compensation, which closely aligns a significant portion of executive pay with successful attainment of our business objectives and, ultimately, stockholder returns.

●
No Single-Trigger Change of Control Benefits. We do not currently have any arrangements with our named executives that provide for single-trigger cash or equity change of control benefits. We believe that our executive change of control agreements provide protections to our executives that align with current market practice (including modest severance multiples such as 3x for our CEO and 2x for our other named executives, caps on certain benefits, and a “best-net” provision in the event the total payments to the executive trigger an excise tax).

●	Limited Executive Perquisites. We offer our executives very few perquisites that are not generally available to all employees – reimbursement of certain club memberships and paid parking.

●	No Income or Excise Tax Gross-Ups. We do not have any contractual arrangements that would require us to pay tax gross-ups to any of our executives.

●
Clawback Policy that Applies to Cash and Equity Compensation. Given that a significant portion of each named executive’s compensation is incentive-based, the compensation committee has adopted a compensation recovery, or “clawback,” policy applicable to cash and equity incentive compensation, which permits the company to recoup such payments in certain situations if the financial statements covering the reporting period to which such compensation relates must be restated.

●
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

Process of Setting Compensation

Our board of directors has delegated to the committee the primary responsibility for overseeing our executive compensation program. The committee annually reviews and sets the compensation for our executive officers, subject to approval by the full board (excluding the CEO) of all compensation matters regarding our executives and other key management employees, since March 2020. For more information about the committee’s responsibilities, see “Composition and Role of Board Committees – Compensation Committee.”

Role of the Chief Executive Officer. Our CEO makes recommendations to the committee with respect to salary, short-term incentive (bonus), and long-term incentive awards for all executive officers other than himself. He develops those recommendations based on competitive market information generated by the committee’s compensation consultant, the company’s compensation strategy, his assessment of individual performance, and the experience level of the particular executive. After discussing those recommendations with the CEO, its consultant, and amongst themselves, the committee makes the final decisions on executive compensation, subject to approval by the full board (excluding the CEO) since March 2020.

Evaluating the Chief Executive Officer’s Compensation. In evaluating the CEO’s compensation, the committee reviews the competitive market information provided by its compensation consultant and bases its decisions regarding his compensation on our overall compensation strategy, the CEO’s self-assessment, and the committee’s independent assessment of his performance, using the objectives that the committee established at the beginning of the year as one point of analysis. Since March 2020, the committee’s determinations are then subject to approval by the full board (excluding the CEO). These deliberations are held in executive session so that the CEO is not present when the committee and board make determinations regarding his compensation.

Role of Compensation Consultant. Our committee has sole authority over the selection, use, compensation and retention of any compensation consultant engaged to assist the committee in discharging its responsibilities. During 2020, Meridian Compensation Partners, LLC (Meridian) served as the committee’s primary consultant. The committee’s primary consultant also surveys director compensation upon the request of the committee. Meridian has provided no other services to, nor has any other relationship with, our company. As required by SEC rules, the committee has assessed Meridian’s independence with respect to all six independence factors and concluded that Meridian’s work has not raised any conflicts of interest.

Peer Group. In consultation with the consultant, the committee reviews and approves our peer group annually, paying particular attention to mergers, acquisitions, and bankruptcies, each of which may make a peer company more or less aligned to our business. In making its determinations regarding fiscal 2020 compensation, the committee reviewed detailed performance and compensation data on the companies in our peer group.

In July 2020, the committee approved certain changes to our peer group based on recommendations from Meridian, including the removal of two peers, Diamond Offshore and Hornbeck Offshore, each of which filed for bankruptcy protection during 2020. Following these adjustments, our peer group consisted of the following 16 companies:

Bristow Group Inc.	Newpark Resources
Dril-Quip, Inc.	NCS Multistage Holdings
Exterran Corporation	Oceaneering International
Forum Energy Technologies	Oil States International
Frank’s International NV	RigNet, Inc.
Gulf Island Fabrication	SEACOR Holdings, Inc.
Helix Energy Solutions	SEACOR Marine Holdings
International Seaways	TETRA Technologies

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

At our 2020 annual meeting, our stockholders approved our executive compensation, with more than 97% of voting shares cast in favor of the say-on-pay resolution at that meeting. The result of the most recent say-on-pay vote is an important point of reference for the committee as it makes executive compensation decisions for a given year. In addition, we regularly engage with stockholders and welcome their feedback on our pay programs throughout the year.

Compensation Components

As noted previously, the three core components of our executive compensation program are base salary, a short-term cash incentive, and long-term incentive awards. This section discusses each of these compensation elements and arrangements as well as the retention bonuses, change of control protections, retirement benefits, and limited perquisites provided to our named executives during fiscal 2020.

Base Salary. In prior years, the committee’s practice has been to review and determine salary levels for named executives prior to the beginning of each fiscal year. Our base salary determinations are based on a variety of factors, including individual performance, market salary levels, our company’s overall financial condition, and industry conditions. The company generally considers the market median of the company’s peer group as the target for total compensation, although individual pay levels may vary from median for a variety of reasons.

In April 2020, the committee reviewed base salaries and decided to leave Mr. Kneen’s salary as Chief Executive Officer unchanged. However, the committee increased base salaries for each of the other named executives from $230,000 to $275,000, an increase of slightly under 20%, in order to align salaries more closely with the competitive median, based primarily on the company’s peer group, and to recognize increased individual position responsibilities. Other than Mr. Kneen, each NEO received the increased base salary on a prorated basis, and the actual total base salaries that each NEO received during fiscal years 2019 and 2020 are shown below:

Name and Principal Position(1)	Fiscal Year	Salary ($)
Quintin V. Kneen	2020	500,000
President, Chief Executive Officer, and Director	2019	399,375
Samuel R. Rubio	2020	261,875
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	2019	230,000
David E. Darling	2020	261,875
Executive Vice President Chief Operating Officer, and Chief Human Relations Officer	2019	230,000
Daniel A. Hudson	2020	261,875
Executive Vice President, General Counsel, and Secretary	2019	197,417

Short-Term Cash Incentive Compensation.

Structure of the Program. Our typical practice is to pay short-term cash incentives to our named executives for the purpose of rewarding both the company and individual performance during a given year. During 2020, our STI program was conditioned on the company’s achieving sufficiently positive free cash flow of at least $50 million and allocated the target award among the four separate measures of performance, which were intended to be weighted and evaluated separately, as follows:

●
Free Cash Flow (“FCF”) (60%): FCF is a non-GAAP investment performance indicator which we believe provides useful information regarding the net cash generated by the company before any payments to capital providers. FCF is determined from net cash provided by (used in) operating activities adjusted for capital expenditures, proceeds from asset sales, cash interest expense and interest income;

●
Operational Efficiency (20%): operational efficiency depends upon our achievement of pre-established goals for the period, such as maximizing the active utilization rate of the available fleet and keeping the professional fees and air freight costs in line;

●
Safety Performance (10%): safety performance depends upon our achievement of pre-established goals for the period, such as lost-time accidents or our total recordable case frequency or TRCF results; and

●	Individual Performance (10%): individual performance is based on the committee’s subjective assessment of the individual executive’s performance during the period.

The performance targets established for 2020 were set at a level which was considered challenging, and the potential payout range was set conservatively in the interest of avoiding any unintended windfalls due to market volatility.

Maximizing FCF is one of our most important short-term company strategic objective. We believe that FCF is a core measure of the company’s performance and our focus on FCF is intended, among other things, to incentivize management to focus on key cash generation drivers, such as operating and administrative cost efficiency, optimal capital investments, and timely collection of accounts receivable balances. FCF is also important for long-term stockholder value creation in that it incentives management focused on creating an efficient, scalable growth platform and lower overall net debt levels.

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

We also include an operational efficiency component in our STI program to reinforce our commitment to enhance our operational efficiency. One of the core objectives to enhance our operational efficiency is to maximize the utilization rate of our fleet to remain active and generate revenues. Also, it is important for us to keep our operational costs, such as professional fees and air freight costs, as low as possible to operate our business efficiently and to remain competitive in the market.

The committee’s practice has been to approve the executive STI program during the first quarter of our fiscal year. In approving the plan, the committee approves the company performance metrics, the specific performance levels for each metric, and the target award for each named executive, which is expressed as a percentage of the executive’s base salary. In March 2020, the committee approved the fiscal 2020 STI program and designated each of the named executives as a participant.

All metrics except for the FCF target, payouts could range between 0 - 100% of the individual component’s target award, depending on performance. Payout on the FCF portion could range from 0 - 125% of the target FCF component, depending on performance. Assuming maximum performance on all metrics, the overall maximum a participant could earn under the fiscal 2020 STI program would be 115% of his target award.

The following chart shows the target award for each participating named executive, expressed as a percentage of his base salary, as well as the dollar amount of the target award he was eligible to receive under the STI program for fiscal 2020:

Named Executive	Base Salary(1) ($)	Target Award as % of Salary (%)	Target Award ($)
Quintin V. Kneen	500,000	100%	500,000
Samuel R. Rubio	275,000	70%	192,500
David E. Darling	275,000	70%	192,500
Daniel A. Hudson	275,000	70%	192,500
_________________

(1)	Represents the annual base salary for each named executive at the end of fiscal 2020.

_________________

Calculation of 2020 STI Program Metrics and Payouts. The table below summarizes performance standards and actual achievement for the year. For the Operational Efficiency and Safety performances, performance at or above target results in a 100% payout and performance at or below target results in a 0% payout. For the FCF performance, (i) performance below threshold results in a 0% payout (ii) performance at threshold results in a 75% payout, (iii) performance at target results in 100% payout and (iv) maximum performance or above results in a payout at 125% of target opportunity. Actual payout is calculated using straight line interpolation between threshold and target and between target and maximum. The individual performance was a discretionary component, based on the committee’s subjective assessment of the individual executive’s performance. The committee determined that individuals did achieve the 10% in this category.

The performance targets established for 2020 were set at a level which was considered challenging, and the potential payout range was set conservatively in the interest of avoiding any unintended windfalls due to market volatility. Despite unexpected challenges faced during 2020 due to the COVID-19 pandemic, the committee made no adjustment to the goals established for 2020. As shown, actual performance under the plan resulted in a payout at 80% of target, which yielded an aggregate plan payout to all participants of approximately $2.8 million.

	Performance Standards				Percent
Performance Metric	Threshold	Target	Maximum	Actual Performance	of Target Earned	Times Weight	Equals Weighted Payout
FCF (a)	$50.0 MM	$73.5 MM	$97.0 MM	$56.2 MM	81.6%	60%	49.0%
Operational Efficiency (b)	See below for three components	See below for three components	See below for three components	See below for three components	0%	30%	0.0%
	--	84% (Active Utilization)	--	< 84%	--	--	--
	--	$13.1MM (Professional Fees)	--	>13.1MM	--	--	--
	--	$3.5 MM (Air freight costs)	--	>3.5MM	--	--	--
Individual Performance (c)	--	--	--	--	100%	10%	10.0%
Safety (d)	--	0.5 LTIF 1.0 TRCF	--	0 LTIF 0.34 TRCF	100%	10%	10.0%
Adjustment of Individual Performance for Subjective Criteria (e)							11.0%
Calculated Percent of Target Earned							80.0%
_____________
(a)	FCF. The objective was to achieve the FCF of $73.5 million, with the minimum threshold of $50.0 million required to fund the 2020 STI program.

(b)	Operational Efficiency. The objectives were to achieve (i) active utilization rate of 84.0%, (ii) professional fees of $13.1 million and (iii) air freight costs of $3.5 million.

(c)
Individual Performance. This is a discretionary component, based on the committee’s subjective assessment of the individual executive’s performance. The committee determined that individuals did achieve the 10.0% in this category.

(d)
Safety. The objectives were to achieve (i) the number of lost time injuries occurring in a workplace per 1 million hours worked, which is referred to as “Lost Time Incident Frequency” or “LTIF”, of 0.5, and the total recordable case frequency in a workplace per 1 million hours worked, which is referred to as “Total Recordable Case Frequency” or “TRCF”, of 1.0.

(e)
Adjustment. Given the significant challenges that the company faced in connection with the COVID-19 pandemic and others during fiscal 2020, the committee adjusted the individual performance component by increasing its weighted payout by 11.0%.

Long-Term Incentive Compensation. The company maintains two long-term incentive (“LTI”) plans, the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which became effective as a result of the restructuring of the company in 2017, and the Tidewater Inc. Legacy GLF Management Incentive Plan (the “Legacy GLF Plan”), which was originally adopted by GulfMark but was assumed and converted by us in the business combination.

Given recent senior leadership changes and to address potential retention and motivation concerns, in early 2020, the committee, with the assistance of its compensation consultant, conducted a comprehensive executive compensation review. As a result, the committee granted time-based restricted stock units to each named executive and for Mr. Kneen, stock options with a premium exercise price equal to 125% of the closing price of a share of our common stock on the date of grant.

For each named executive, his award (RSUs and, for Mr. Kneen, stock options) vests in three equal installments on the first three anniversaries of the date of grant, contingent upon his continued employment on the vesting date (except in the case of death or termination due to disability). Mr. Kneen’s stock options have a maximum term of ten years.

In light of COVID-related stock price declines during 2020, and to help manage dilution, the committee used a 60-day average stock price to determine the number of shares to grant to our NEOs. This methodology led to actual grant values that were roughly 38% below the intended target grant value in aggregate as shown below:

Named Executive	2020 Target Grant Value	60-Day Average Stock Price (1)	Premium Stock Options (#)	Restricted Stock Units (#)	Stock Price on Date of Grant (2)	Grant Date Value of 2020 Grant	Percent Decrease from Target Grant Value
Quintin V. Kneen	$2,500,000	$10.99	344,598	113,717	$5.18	$1,702,107	-32%
Samuel R. Rubio	$330,000	$10.99	--	30,021	$5.18	$155,509	-53%
David E. Darling	$330,000	$10.99	--	30,021	$5.18	$155,509	-53%
Daniel A. Hudson	$330,000	$10.99	--	30,021	$5.18	$155,509	-53%
TOTAL	$3,490,000					$2,168,634	-38%

Retention Bonuses. In early 2020, given the uncertainty surrounding efforts to contain the global COVID-19 pandemic and the resulting pressure on the world’s economies, the committee installed a retention program for current officers and certain other key employees to preserve management through any payout of the 2020 STI program. As part of this retention program, each designated participant, including all four named executives, entered into a retention agreement with the company that provided for the payment of a cash retention award no later than April 30, 2020. Under that agreement, the retention awards are subject to a recapture provision which will be triggered if the participant’s employment terminated within a year of the agreement’s execution. Each of Messrs. Kneen, Rubio and Darling received a retention award in the amount of $300,000 while Mr. Hudson received a retention award in the amount of $210,000. At April 30, 2021, all four of the named executives will successfully complete their retention periods. The retention award amounts for each named executive are reported in his “Bonus” column of the Fiscal 2020 Summary Compensation Table.

Retirement Benefits. Our named executives participate in employee benefit plans generally available to all employees, including a qualified defined contribution retirement plan (the “401(k) Savings Plan”). We have a broad-based legacy Pension Plan, which has been frozen and closed to new participants for nearly a decade. Mr. Darling is the only named executive who participates in our Pension Plan. Since his participation is based on his prior employment with us (from 1983 to 1996), he is currently in payout status and receives a modest annual benefit ($2,227). Mr. Darling will not accrue any additional benefits under the Pension Plan for his current service (he rejoined us in March 2018). Since January 1, 2011, when the Pension Plan was frozen, all qualified retirement benefits have been provided through our 401(k) Savings Plan.

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

Change of Control Agreements. During 2020, we had change in control agreements with all four of our named executives, which are described below as our “legacy change of control agreements.” However, these agreements have been superseded by the combined severance and change of control agreements approved by our board on March 9, 2021, which are described further below in the section entitled, “Fiscal 2021 Consolidation of Employment-Related Agreements.”

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

Our legacy change of control agreements had an initial term of one year (ending on December 31) but were subject to one-year “evergreen” renewal periods unless the company provided written notice to the officer by June 30 of a given year that it did not wish to extend the agreement past its then-current term.

The legacy agreement provided the officer with certain employment protections for a two-year period following a change in control of the company. In addition, if the officer were terminated without “cause” or terminated his own employment with “good reason” during that two-year protected period (as defined in the agreement), he would be entitled to receive certain payments and benefits. Specifically, among other benefits, the officer would be entitled to receive: (1) a cash severance payment equal to a specific multiple (three times for the chief executive officer, two times for the executive vice presidents, and one time for vice president) of the sum of (a) his base salary in effect at the time of termination and (b) the greater of his average bonus over the last three years and his target bonus; (2) a pro-rata cash bonus for the fiscal year in which the termination occurs; (3) a cash payment equal to any unpaid bonus with respect to a completed fiscal year as calculated by the Agreement; (4) a lump sum cash payment for continuation coverage under the Company’s health benefit plans; (5) immediate vesting of any outstanding but unvested equity awards as of the termination date, including retention of unexercised stock options to term; and (7) treatment of any performance conditions to have been achieved at target level for any equity awards for which vesting or payout is subject to performance conditions.

Under the legacy agreement, the officer would not be entitled to any tax gross-ups for excise taxes that may be triggered under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. However, the officer would be entitled to receive the “best net” treatment, which means that if the total of all change of control payments due him exceeds the threshold that would trigger the imposition of excise taxes, the officer will either (1) receive all payments and benefits due him and be responsible for paying all such taxes or (2) have his payments and benefits reduced such that imposition of the excise taxes is no longer triggered, depending on which method provides him the better after-tax result.

Other Benefits and Perquisites. We also provide certain limited perquisites to our named executives. For 2020, these perquisites consisted primarily of club dues for one country club membership. We do not provide tax gross-ups on any perquisites.

Employment Agreements. During 2020, we had employment agreements with two of our named executives, Messrs. Kneen and Rubio, which are described below as our “legacy employment agreements.” However, these agreements have been superseded by the combined severance and change of control agreements approved by our board on March 9, 2021, which are described further below in the section entitled, “Fiscal 2021 Consolidation of Employment-Related Agreements.”

Mr. Kneen. We were party to a legacy employment agreement with Mr. Kneen, which was initially assumed in the business combination with GulfMark and was amended upon his promotion to President and CEO in September 2019. Mr. Kneen continued to serve as our Chief Financial Officer on an interim basis until March 2021, when Mr. Rubio was appointed to that role. Under his legacy employment agreement, Mr. Kneen was entitled to receive an annual base salary of no less than $500,000 and to participate in our STI program with an annual target opportunity of 100% of base salary, and was eligible to participate in any LTI program for executive officers.

To induce Mr. Kneen to join us as our Chief Financial Officer following the GulfMark business combination, the committee awarded him an initial LTI grant of time-based RSUs with a grant date value of $1,050,000, which will vest in equal installments over the first three anniversaries of the date of grant. The value of this initial LTI grant was based on the severance for which Mr. Kneen would have been eligible had he not accepted our offer of continued employment. In addition, Mr. Kneen’s legacy GulfMark RSUs, which were assumed and converted by us in the business combination (his “converted RSUs”), remained outstanding subject to their original vesting schedule (with the last such tranche vesting on April 13, 2021).

In the event of Mr. Kneen’s death or termination due to disability during the term of his legacy employment agreement, Mr. Kneen would be entitled to receive a pro-rata STI award for the year of termination based on actual performance and the vesting of any unvested portion of his initial LTI grant and his converted RSUs would accelerate. In addition, if Mr. Kneen’s employment were terminated by the company without “cause” or if he terminated his employment with “good reason” during the term of his legacy employment agreement, then, subject to his execution and non-revocation of a general release of claims against the company, Mr. Kneen would be entitled to receive certain payments and benefits. Specifically, in such event, Mr. Kneen would be entitled to receive a lump sum cash severance equal to 24 months’ of then-current base salary, a lump sum cash payment equal to the total premiums that Mr. Kneen would have been required to pay for 12 months of continuation coverage under the Company’s health plans, and would remain eligible to receive a pro rata bonus under the STI program for the year of termination based on actual performance. In addition, any unvested portion of his initial LTI grant and his converted RSUs would automatically vest in full.

Mr. Kneen’s legacy employment agreement contained certain restrictive covenants that apply during and after his employment, including an agreement to not disclose confidential information and, for a one-year period following his termination of employment for any reason, non-competition and non-solicitation agreements. As noted above, in addition to his employment agreement, Mr. Kneen was party to a legacy change of control agreement with us. If a “change of control” (as defined in the legacy change of control agreement) occurred during the term of the legacy change of control agreement, then that agreement would govern the terms of Mr. Kneen’s employment and his legacy employment agreement would be of no further force and effect.

Mr. Rubio. Mr. Rubio also joined us following our business combination with GulfMark and we are party to a legacy employment agreement with him that was assumed in that business combination and was amended and restated to reflect his employment with us. Under this agreement, which is in effect through December 28, 2021, Mr. Rubio is entitled to receive an annual base salary of no less than $230,000 and to participate in our STI program with an annual target opportunity of 70% of base salary. Mr. Rubio received two initial LTI grants, the first consisting of 10,000 of time-based RSUs (the “First Rubio Grant”) and the second with a grant date target value of $360,950 (the “Second Rubio Grant” and, together with the First Rubio Grant, the “Rubio Grants”), each of which will vest in three equal installments on December 28 of 2019, 2020, and 2021. In the event of Mr. Rubio’s death or termination due to disability during the term of his legacy employment agreement, any unvested portion of the Rubio Grants would automatically vest in full. If, during the term of the legacy employment agreement, we terminated Mr. Rubio’s employment without “cause” or if he terminated his employment with “good reason” (each as defined in the legacy employment agreement), then, subject to his execution and non-revocation of a general release of claims against the company, any unvested portion of the Second Rubio Grant would automatically vest in full. Mr. Rubio’s legacy employment agreement contained certain restrictive covenants that apply during and after his employment, including an agreement to not disclose confidential information and, for a one-year period following his termination of employment for any reason, non-competition and non-solicitation agreements. As noted above, in addition to his legacy employment agreement, Mr. Rubio was party to a legacy change of control agreement with us during 2020. If a “change of control” (as defined in the legacy change of control agreement) occurred during the term of the legacy change of control agreement, that agreement would govern the terms of Mr. Rubio’s employment and his legacy employment agreement would be of no further force and effect.

Fiscal 2021 Consolidation of Employment-Related Agreements. Effective March 9, 2021, our board approved a new form of severance and change of control agreement to be entered into with each of the named executives (referred to below as the “consolidated agreement”). This new consolidated agreement supersedes all prior employment-related agreements between the company and named executive, including the legacy employment agreements with Messrs. Kneed and Rubio and the legacy change of control agreements with each of the four named executives. The severance payment multiples for Mr. Kneen did not change under the new consolidated agreement, and the severance payment multiples for Messrs. Rubio, Hudson, and Darling reflect their recent promotions to Executive Vice President.

The consolidated agreement has an initial term through December 31, 2021 but is subject to one-year “evergreen” renewal periods unless the company provides written notice to officer by June 30 of a given year that it does not wish to extend the agreement past its current term.

The consolidated agreement provides each officer with certain employment protections for a two-year period following a change in control of the company. If the officer experiences a qualifying termination during that two-year protected period (if either the company terminates him without cause or the officer terminates his own employment with good reason), he will be entitled to receive certain payments and benefits, including: (1) a cash severance payment equal to a specific multiple (three times for the chief executive officer, two times for the executive vice presidents, and one time for vice president) of the sum of (a) his base salary in effect at the time of termination and (b) the greater of his average bonus over the last three years and his target bonus; (2) a pro-rata cash bonus for the fiscal year in which the termination occurs; (3) a cash payment equal to any unpaid bonus with respect to a completed fiscal year as calculated by the agreement; (4) a lump sum cash payment for continuation coverage under the company’s health benefit plans; (5) immediate vesting of any outstanding but unvested equity awards as of the termination date, including retention of unexercised stock options to term; and (7) treatment of any performance conditions to have been achieved at target level for any equity awards for which vesting or payout is subject to performance conditions.

In addition, the consolidated agreement provides that if the officer experiences a qualifying termination (if either the company terminates him without cause or the officer terminates his own employment with good reason) during the term of the agreement but outside of any change of control protected period, he will be entitled to receive, among other benefits: (1) a cash severance payment equal to a specific multiple (two times for the chief executive officer, one-and-a-half times for the executive vice presidents, and a half time for vice president) of the sum of (a) his base salary in effect at the time of termination and (b) his target bonus, to be paid over a specified number of months following the termination date; (2) a pro-rata cash bonus for the fiscal year in which the termination occurs; (3) a lump sum cash payment for continuation coverage under the company’s health benefit plans; (4) immediate vesting of any unvested portion of his time-based equity awards which was scheduled to vest within 12 months of the termination date; and (5) retention of any unvested portion of his performance-based equity awards vesting within 12 months of the termination date, subject to the original performance conditions and payout timing.

Under the consolidated agreement, similar to the legacy change of control agreements, the officer would not be entitled to any tax gross-ups for excise taxes that may be triggered under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. However, the officer would be entitled to receive the “best net” treatment, which means that if the total of all change of control payments due him exceeds the threshold that would trigger the imposition of excise taxes, the officer will either (1) receive all payments and benefits due him and be responsible for paying all such taxes or (2) have his payments and benefits reduced such that imposition of the excise taxes is no longer triggered, depending on which method provides him the better after-tax result.

Similar to the legacy employment agreements, the consolidated agreements contain certain restrictive covenants that apply during and after the officer’s employment, including an agreement to not disclose confidential information and, for a specified period of time following his termination of employment for any reason (other than a termination that occurs during a protected period by the company without cause or by the officer with good reason), non-competition and non-solicitation agreements.

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

Stock Ownership Guidelines. Under our stock ownership guidelines, our officers are required to hold the following amounts of company stock within five years of becoming an officer:

●	5x salary for the chief executive officer;

●	3x salary for the chief operating officer, chief financial officer, and executive vice presidents; and

●	2x salary for all other officers.

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

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. Raspino, Traub and Zabrocky and, during 2020, Mr. Fagerstal also served on our compensation committee. None of these individuals has been an officer or employee of our company or any of our subsidiaries. No executive officer of our company served in the last fiscal year as a director or member of the compensation committee of another entity one of whose executive officers served as a member of our board or on our compensation committee.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based upon this review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee:

Louis A. Raspino, Chairman
Kenneth H. Traub
Lois K. Zabrocky

FISCAL 2020 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid to each of our named executives in all capacities in which they served for each of the last three completed fiscal years (2020, 2019, and 2018).

Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non- Equity Incentive Plan Compen- sation(5) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings(6) ($)	All Other Compen- sation(7) ($)	Total ($)
Quintin V. Kneen	2020	500,000	300,000	589,054	1,113,052	400,000	--	21,110	2,923,216
President, Chief Executive Officer, and Director	2019	399,375	--	1,000,017	--	--	--	18,512	1,417,904
	2018	62,521	--	1,060,005	--	--	--	--	1,122,526
Samuel R. Rubio Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	2020	261,875	300,000	155,509	--	154,000	--	975	872,359
	2019	230,000	--	164,004	--	--	--	975	394,979
David E. Darling Executive Vice President Chief Operating Officer, and Chief Human Relations Officer	2020	261,875	300,000	155,509	--	154,000	3,541	975	875,900
	2019	230,000	--	164,004	--	--	3,253	975	398,232
Daniel A. Hudson Executive Vice President, General Counsel, and Secretary	2020	261,875	210,000	155,509	--	154,000	--	975	782,359
	2019	197,417	--	130,022	--	--	--	975	328,414
_________________________
(1)
Reflects the positions held by each named executive as of the record date. At the end of fiscal 2020, Mr. Kneen was serving as interim Chief Financial Officer. On March 9, 2021, each of Messrs. Rubio, Darling, and Hudson was promoted from Vice President to Executive Vice President and two were given additional titles (Mr. Rubio was named Chief Financial Officer, succeeding Mr. Kneen in that position, and Mr. Darling was named Chief Operating Officer).

(2)
Represents cash retention bonuses paid to each named executive in early 2020. These bonuses were subject to clawback if the named executive terminated employment within a one-year period following execution of his retention bonus agreement.

(3)
For 2020, this figure represents the grant date value of time-based RSU grants made to our named executives. We value time-based RSUs based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 at the closing sale price per share of our common stock on the date of grant. For information regarding the assumptions made by us in valuing these RSUs, please see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(4)
Represents the grant date value of an award of non-qualified stock options to Mr. Kneen. We calculate the aggregate grant date fair value of these options, which have an exercise price equal to 125% of the closing price of a share of our common stock on the date of grant, using a Black-Scholes option model. For information regarding the assumptions made by us in valuing these options, please see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(5)	Represents payouts under our fiscal 2020 STI program. For more information on this program, see “Short-Term Cash Incentive Compensation.”

(6)
Reflects the change from the prior fiscal year in the actuarial present value of the accumulated benefit under our Pension Plan, which has been closed to new participants since 2010. Mr. Darling is the only named executive who is a participant in the Pension Plan and, as discussed in greater detail under “Fiscal 2020 Pension Benefits,” his participation is based on his prior service with Tidewater from 1983 to 1996. He is currently in payout status and receives payments in the form of a 50% joint and contingent annuity (approximately $2,227 per year). He will not accrue any additional benefits for his current service.

(7)
Consists of the cost of company-paid parking (for each of Messrs. Kneen, Rubio, Darling, and Hudson, $975), and certain club memberships (for Mr. Kneen, $20,135). We do not reimburse any executive for tax liability incurred in connection with any perquisite.

FISCAL 2020 GRANTS OF PLAN-BASED AWARDS

The following table presents additional information regarding all equity and non-equity incentive plan awards granted to our named executives during the fiscal year ended December 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards:	All Other Option Awards:
Name and Type of Grant	Grant Date	Threshold ($)	Target/ Maximum ($)	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price ($/Sh)	Grant Date Fair Value of Stock Awards ($)
Quintin V. Kneen
Annual Cash Incentive(1)	--	--	500,000
TB RSU Grant(2)	4/20/20			113,717			589,055
Stock Option(3)	4/20/20				344,598	6.475	1,113,052
Samuel R. Rubio
Annual Cash Incentive(1)	--	--	192,500
TB RSU Grant(2)	4/20/20			30,021			155,509
David E. Darling
Annual Cash Incentive(1)	--	--	192,500
TB RSU Grant(2)	4/20/20			30,021			155,509
Daniel A. Hudson
Annual Cash Incentive(1)	--	--	192,500
TB RSU Grant(2)	4/20/20			30,021			155,509
_________________________

(1)
Each of our named executives was eligible to receive an annual cash incentive under our short-term incentive program based on the achievement of certain company and individual performance goals during fiscal 2020 (the 2020 STI program). For 2020, no threshold amount was set and each officer’s target award also served as his maximum possible award under the plan. This chart reflects the potential payouts under the 2020 STI program; the actual amount earned by each executive is reported in the Fiscal 2020 Summary Compensation Table in the column entitled, “Non-Equity Incentive Plan Compensation” for 2020. For more information regarding our 2020 STI program, please see the section entitled, “Short-Term Cash Incentive Compensation.”

(2)	Represents a grant of time-based restricted stock units that vest one-third per year on April 20 of 2021, 2022, and 2023, subject to the executive’s continued employment through such date.

(3)
Represents a stock option grant to Mr. Kneen with a premium per-share exercise price (125% of the closing price of a share of our common stock on the date of grant). These options vest one-third per year on April 15 of 2021, 2022, and 2023, subject to the executive’s continued employment through such date.

Salary. Salaries paid to each named executive for fiscal 2020 accounted for the following percentages of their total annual compensation (not including changes in pension value and nonqualified deferred compensation earnings): Mr. Kneen, 17%; Mr. Rubio, 30%; Mr. Darling, 30%; and Mr. Hudson, 33%.

Non-equity Incentive Plan Compensation. Our 2020 STI program allocated the target award among four separate metrics, which are intended to be weighted and evaluated separately, as follows: a CFFO target (60% of the overall target award); a safety performance target (10% of the overall target award); an operational efficiency target (20% of the overall target award); and individual performance goals (10% of the overall target award). Actual performance under the 2020 STI plan resulted in a payout of 80% of target award for each participant, including our named executives. For more information, please see “Compensation Discussion and Analysis – Compensation Components – Short-Term Cash Incentive Compensation.”

Long-Term Incentive Compensation. In April 2020, the committee granted equity awards to our executive officers. Each named executive received a grant of time-based RSUs that will vest one-third per year over a three-year period. In addition, Mr. Kneen received grant of stock options that vest one-third per year over a three-year period. The exercise price of Mr. Kneen’s stock options was set at a premium, specifically, 125% of the closing price of a share of common stock on the grant date. For more information, please see “Compensation Discussion and Analysis – Compensation Components – Long-term Incentive Compensation.”

Employment Agreements. We had two legacy employment agreements in effect with our executive officers during 2020 – one with Mr. Kneen, our President and Chief Executive Officer, and one with Mr. Rubio, our Executive Vice President and Chief Financial Officer, who served as Vice President and Chief Accounting Officer in 2020. For details regarding these agreements, please see “Compensation Discussion and Analysis – Compensation Components – Employment Agreements.”

In addition, during 2020, each of our current named executives was party to a legacy change of control agreement, which provided for certain employment protections for the executive following a change of control of the company. For each of Messrs. Kneen and Rubio, in the event that a change of control occurred during the term of his legacy change of control agreement, his legacy employment agreement would be of no further force and effect and his employment will be governed by the legacy change of control agreement.

However, these agreements were superseded by a combined severance and change in control agreement entered into with each named executive that was approved by our board on March 9, 2021. For more information on all of these agreements, please see “Compensation Discussion and Analysis – Compensation Components.”

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR END

The following table details all outstanding equity awards held by our named executives as of December 31, 2020.

	Option Awards(1)				Stock Awards
	Securities underlying Unexercised Options				Unvested Equity Incentive Plan Awards		Unvested Stock Awards
Name	(#) Exercisable	(#) Unexercis- able	Exercise Price	Expira- tion Date	Number of Shares or Units(2) (#)	Market Value(3) ($)	Number of Shares or Units(4) (#)	Market Value(3) ($)
Quintin V. Kneen	--	344,598	6.475	4/20/30	20,408	176,325	161,618	1,396,380
Samuel R. Rubio	--	--			3,347	28,918	41,774	360,927
David E. Darling	--	--			3,347	28,918	55,585	480,254
Daniel A. Hudson	--	--			--	--	33,559	289,950
_________________________

(1)
Represents stock options granted to Mr. Kneen with a premium exercise price per share (125% of closing price of a share of our common stock on the date of grant). These options will vest one-third per year on April 15 of each of 2021, 2022, and 2023.

(2)
Represents performance-based RSUs that will vest and pay out in shares of common stock on April 15, 2023 based on the company’s achievement of two separate three-year performance metrics and the named executive’s continued service through the vesting date. Vesting of one-half depends on the company’s total stockholder return as measured against that of its peer group for the three-year period while vesting of the other half depends on the simple average of the company’s return on invested capital (“ROIC”) for each year in the three-year period. The RSU grant represents the target award; however, payout may range between 0 - 200% depending on the company’s actual performance. For more details about these awards, which were granted in fiscal 2019, please see our definitive proxy statement for our 2020 annual meeting of stockholders.

(3)	The market value of all reported stock awards is based on the closing price of our common stock on December 31, 2020, as reported on the NYSE ($8.64).

(4)	Represents time-based RSUs that vest as follows, subject to the named executive’s continued service through the vesting date:

	Time-Based RSUs by Vesting Date
Name	3/19/21 (#)	4/13/21 (#)	4/15/21 (#)	4/20/21 (#)	12/28/21 (#)	4/15/22 (#)	4/20/22 (#)	4/20/23 (#)	Total
Mr. Kneen	--	16,120	6,803	37,906	18,175	6,803	37,906	37,905	161,618
Mr. Rubio	--	--	1,116	10,007	9,522	1,115	10,007	10,007	41,774
Mr. Darling	23,333	--	1,116	10,007	--	1,115	10,007	10,007	55,685
Mr. Hudson	--	--	1,769	10,007	--	1,769	10,007	10,007	33,559

OPTION EXERCISES AND STOCK AWARDS VESTED IN FISCAL YEAR 2020

The following table sets forth information regarding all stock awards that vested during fiscal 2020 for each of our named executives. No stock options were exercised during fiscal 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Quintin V. Kneen	41,100	315,566
Samuel R. Rubio	10,638	90,373
David E. Darling	24,449	134,582
Daniel A. Hudson	5,580	38,175

(1)	This figure represents the total number of shares that the named executive was entitled to receive under all stock awards held by him that vested in 2020.

(2)	Based on the closing price of our common stock on the date of vesting (or, if our common stock did not trade that day, on the previous trading day).

FISCAL 2020 PENSION BENEFITS

The following table sets forth information relating to our named executives who participate in our defined benefit pension plan (“Pension Plan”). As described in greater detail below, in 2010, the Pension Plan was closed to new participants and frozen such that no additional benefits will accrue to existing participants. Mr. Darling is the only named executive who participates in the Pension Plan. We also sponsor a supplemental executive retirement plan (“SERP”), although it is closed to new participants, frozen from further accruals, and none of our named executives participate in it.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits(2) ($)	Payments During Last Fiscal Year ($)
David E. Darling(1)	Pension Plan	--	40,661	2,227

(1)	As discussed in greater detail below, Mr. Darling’s benefit is based on his prior service with us and he is currently in payout status.

(2)
A discussion of the other assumptions used in calculating the present value of accumulated benefits is set forth in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We only have one named executive who is still covered by the Pension Plan. Mr. Darling, who most recently joined the company in March 2018, was previously employed by us from 1983 to 1996. During that previous employment, he accrued benefits under the Pension Plan, which are now being paid out to him in accordance with his prior benefit election (50% joint and contingent annuity). He will not accrue any additional benefits for his current service given that the Pension Plan is now frozen.

FISCAL 2020 NON-QUALIFIED DEFERRED COMPENSATION

Although we sponsor a Supplemental Savings Plan (“SSP”), which provides executive officers and certain other designated participants who earn over the qualified 401(k) plan limits with compensation deferral opportunities, none of our named executives have participated in this plan.

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

During 2020, we had change in control agreements with all four of our named executives, which are described below as our “legacy change of control agreements,” and employment agreements with two of our named executives (Messrs. Kneen and Rubio), described below as our “legacy employment agreements.” While the termination and/or change of control benefits provided to our executives under these legacy arrangements are summarized below, each of these arrangements is described in detail in the CD&A under “Compensation Components.”

All of these agreements have been superseded by a combined severance and change of control agreement approved by our board on March 9, 2021 and entered into with each of our named executives, which are described in the CD&A – Compensation Components subsection entitled, “Fiscal 2021 Consolidation of Employment-Related Agreements.”

Assumptions and General Principles. The following assumptions and general principles apply with respect to the following table and any termination of employment of a named executive.

●
The amounts shown in the table assume that the date of termination of employment of each named executive was December 31, 2020. Accordingly, the table reflects amounts payable to our named executives as of December 31, 2020 and includes estimates of amounts that would be paid to the named executive upon the occurrence of a termination or change in control. The actual amounts that would be paid to a named executive can only be determined at the time of the termination or change in control.

●
If a named executive is employed on December 31 of a given year, that executive will generally be entitled to receive an annual cash bonus for that year under our short-term cash incentive plan. Even if a named executive resigns or is terminated with cause at the end of the fiscal year, the executive may receive an incentive bonus, because the executive had been employed for the entire fiscal year. Under these scenarios, this payment is not a severance or termination payment, but is a payment for services provided over the course of the year, and therefore is included in the table but not as a termination-related benefit. The officer would not receive a pro rata bonus payment under these circumstances if employment terminated prior to the end of the year.

●
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

●
A named executive (or, if applicable, his estate) will receive a pro rata STI payout for the fiscal year in which termination occurs, based upon actual performance as measured against the performance criteria in effect for such year, his target opportunity, and the pro rata salary he earned during the year.

●	For each executive officer, the vesting of any unvested portion of his outstanding equity awards will accelerate.

Termination without Cause or with Good Reason. Upon termination of a named executive by the company without “cause” or by the executive with “good reason” (as those terms are defined in the applicable agreement):

●
The compensation committee may elect to pay the named executive a pro rata STI payout for the fiscal year in which termination occurs, based upon actual performance as measured against the performance criteria in effect for such year, his target opportunity, and the pro rata salary he earned during the year.

●
Under his legacy employment agreement, Mr. Kneen would be entitled to receive (1) severance equal to two years’ base salary plus the value of 12 months’ COBRA coverage, to be paid in a lump sum within 60 days of termination, and (2) accelerated vesting of his legacy GulfMark equity awards and his initial equity grant, all of which would be contingent upon his execution of a release and subject to his compliance with certain post-employment restrictive covenants.

●
Under his legacy employment agreement, Mr. Rubio would be entitled to receive accelerated vesting for one of the two initial equity grants he received, contingent upon his execution of a release and subject to his compliance with certain post-employment restrictive covenants.

All Other Terminations (outside of a change of control). Generally, a named executive is not entitled to receive any form of severance payments or benefits upon his voluntary decision to terminate employment with the company or upon termination for cause.

Change of Control. As noted previously, each of our named executives was party to a legacy change of control agreement at the end of fiscal 2020. For each of the two officers who was party to a legacy employment agreement, in the event of a change of control, the terms of his change of control agreement would supersede his legacy employment agreement.

In the event of a change of control (as defined in the applicable plan or agreement), each named executive would be entitled to receive certain employment protections during the two-year period following the consummation of a change of control. If, during the two-year protected period, the executive were terminated by the company without “cause” or terminated his employment with “good reason,” then he would be entitled to certain payments and benefits. Specifically, the executive would be entitled to receive, among other benefits:

●
a cash severance payment equal to a specific multiple (two times for the CEO, one-and-a-half times for any executive vice president, and one time for all other officers) of the sum of (a) his base salary in effect at the time of termination and (b) his target bonus;

●	a pro-rata STI payout for the fiscal year in which the termination occurred;

●	a cash payment equal to any unpaid bonus with respect to a completed fiscal year as calculated by the agreement;

●
reimbursement for the cost of insurance and welfare benefits for a specified number of months (24 months for the CEO, 18 months for any executive vice president, and 12 months for all other officers) following termination of employment; and

●	outplacement assistance, not to exceed $25,000.

The legacy change of control agreement did not provide for any tax gross-ups for excise taxes that may be triggered under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. However, the executive would be entitled to receive the “best net” treatment, which means that if the total of all change of control payments due him exceeds the threshold that would trigger the imposition of excise taxes, the executive would either (1) receive all payments and benefits due him and be responsible for paying all such taxes or (2) have his payments and benefits reduced such that imposition of the excise taxes is no longer triggered, depending on which method provides him the better after-tax result.

Estimated Payments on Termination or Change in Control

Event	Mr. Kneen	Mr. Rubio	Mr. Darling	Mr. Hudson
Death or Disability
Accelerated vesting of stock options(1)	$746,055	$--	$--	$--
Accelerated vesting of RSUs(2)	$1,572,705	$389,845	$509,172	$289,950
Subtotal – Termination-Related Benefits	$2,318,760	$389,845	$509,172	$289,950
Annual incentive for full fiscal year	$400,000	$154,000	$154,000	$154,000
Total	$2,718,760	$543,845	$663,172	$443,950
Termination without Cause or with Good Reason
Accelerated vesting of RSUs(3)	$296,309	$53,473	$--	$--
Cash severance payment(4)	$1,023,239	$--	$--	$--
Subtotal – Termination-Related Benefits	$1,319,548	$53,473	$--	$--
Annual incentive for full fiscal year	$400,000	$154,000	$154,000	$154,000
Total	$1,719,548	$207,473	$154,000	$154,000
All Other Terminations (outside of Change in Control)
Annual incentive for full fiscal year	$400,000	$154,000	$154,000	$154,000
Total	$400,000	$154,000	$154,000	$154,000
Change in Control (no termination)
Annual incentive for full fiscal year	$400,000	$154,000	$154,000	$154,000
Total	$400,000	$154,000	$154,000	$154,000
Change in Control with Termination
Accelerated vesting of stock options(1)	$746,055	$--	$--	$--
Accelerated vesting of RSUs(2)	$1,572,705	$389,845	$509,172	$289,950
Cash severance payment(5)	$2,000,000	$467,500	$467,500	$467,500
Additional benefits(6)	$71,478	$41,291	$40,271	$48,239
Subtotal – Termination-Related Benefits	$4,390,238	$898,636	$1,016,943	$805,689
Annual incentive for full fiscal year	$400,000	$154,000	$154,000	$154,000
Total	$4,790,238	$1,052,636	$1,170,943	$959,689

(1)
Reflects the difference between the closing price of a share of our common stock on December 31, 2020 and the per-share exercise price of the unvested options, multiplied by the number of options for which vesting would be accelerated.

(2)	Assumes target performance on any performance-based RSUs.

(3)	Under his legacy employment agreement, each of Messrs. Kneen and Rubio would be entitled to acceleration of a limited number of his unvested RSUs as detailed above.

(4)	Under his legacy employment agreement, Mr. Kneen would be entitled to cash severance consisting of 24 months of base salary plus 12 months of COBRA premiums.

(5)
Under the legacy change of control agreements, cash severance would be payable in the amount of two times base salary and target bonus for Mr. Kneen and one times base salary and target bonus for each of Messrs. Rubio, Darling, and Hudson.

(6)
Includes the value of COBRA continuation coverage for specified number of months (24 for Mr. Kneen and 12 for each of Messrs. Rubio, Darling, and Hudson), based on the officer’s current benefit elections, plus the maximum outplacement assistance ($25,000), as provided in the legacy change of control agreements.

PAY RATIO DISCLOSURE

As required by SEC rules, we determined the ratio of the annual total compensation of Mr. Kneen, our current president and CEO, relative to the annual total compensation of our median employee. For the fiscal year ended December 31, 2020:

●	the annual total compensation paid to the individual who was identified as the median employee of our company and its consolidated subsidiaries (other than our CEO), was $28,408;

●	the annual total compensation of our CEO (as reported in the Summary Compensation Table) was $2,923,216; and

●	based on this information, the ratio of the annual total compensation of our CEO to the median employee’s annual total compensation is 103 to 1.

In determining our median employee, we examined annual base cash compensation for all employees as of December 31, 2020. As of this date, Tidewater and its consolidated subsidiaries had over 5,400 employees across the globe, with over 90% of our fleet working internationally in more than 30 countries. To aid in maintaining a uniformity of comparison, we annualized the compensation for full-time workers who joined us after the first of the year and converted all amounts paid in foreign currencies to U.S. dollars based on the exchange ratio for each such currency reported on the same day.

A significant portion of our workforce consists of individuals who are not employed by us directly, but rather work as crew members on our vessels or provide services to us under collective bargaining agreements or through third party labor service providers (manning agencies). For crew members who work with us through these manning agencies, the individuals are employed by the agency (a third party) but we are responsible for setting the pay or “day rate,” which the employee may accept or reject. As a result, our crew members may not work for us full-time or during the entire year and may in fact also provide services on vessels owned by other companies or operators during the year. The majority of these individuals provide services on vessels that operate outside of the United States, including in areas where wages may not be comparable to wages paid to workers who provide services on U.S.-based vessels. Due to our global footprint and the lack of continuity in workforce, the compensation profile of our employee population as reported in this pay ratio disclosure may not be completely reflective of the level of compensation paid to our workers.

Once the median employee was identified, we calculated that employee’s total annual compensation in accordance with the requirements of the Summary Compensation Table in order to determine the pay ratio provided above. The compensation paid to our median employee during 2020 consisted solely of base cash wages, so the annual compensation reported for that employee above is the same figure we used to identify that employee as the median employee.

Please be advised that this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. Pay ratios that are reported by our peers may not be directly comparable to ours because of differences in the composition of each company’s workforce, as well as the assumptions and methodologies used in calculating the pay ratio, as permitted by SEC rules.

DIRECTOR COMPENSATION

2020 DIRECTOR COMPENSATION TABLE

This table reflects all compensation paid to or accrued by each individual who served as a non-management director during fiscal 2020. The compensation of Mr. Kneen, who currently serves as our President and Chief Executive Officer, is disclosed in the Fiscal 2020 Summary Compensation Table. A description of the elements of our director compensation program follows this table.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Current Directors
Darron M. Anderson	14,492	149,335	163,827
Dick Fagerstal	64,063	168,750	232,813
Louis A. Raspino	65,462	168,750	234,212
Larry T. Rigdon	106,645	168,750	275,395
Kenneth H. Traub	52,813	168,750	221,563
Lois K. Zabrocky	20,009	168,750	188,759
Former Directors(2)
Randee E. Day	70,363	--	70,363
Robert P. Tamburrino	68,230	--	68,230

(1)
Reflects the aggregate grant date fair value of time-based restricted stock units granted to each director during fiscal 2020, computed in accordance with FASB ASC Topic 718. Each current director except Mr. Anderson received a grant of 27,000 RSUs on July 28, 2020; Mr. Anderson received a pro-rata grant of 21,364 RSUs on September 8, 2020, the effective date of his appointment to our board. These RSU grants, which will vest on the first anniversary of the date of grant, were the only equity awards held by any of our directors at the end of fiscal 2020.

(2)
Each of Ms. Randee E. Day and Mr. Robert P. Tamburrino served as a non-management director until the 2020 annual meeting of the stockholders. While neither received an equity grant during fiscal 2020, each did receive a cash payment of $40,685 in lieu of an incremental equity grant for the year. For each, this amount is included in the “Fees Earned or Paid in Cash” column.

We currently use a combination of cash and equity-based compensation to provide competitive compensation for our non-management directors and to enable them to meet their stock ownership guidelines. Our compensation committee is responsible for overseeing our outside director compensation program and recommending any changes to the full board for action. Meridian Compensation Partners, LLC (“Meridian”), which served as the independent consultant to our compensation committee in 2020, also assisted the committee and the board in its 2020 review of director compensation to help ensure that our director pay levels and program components are in line with competitive market practice.

Director Fees. For fiscal 2020, the cash and equity-based compensation payable to our non-management directors was as follows:

Fee Type	Amount
Annual cash retainer	$47,813 unchanged from 2019, this represents a 15% reduction from the 2017 annual retainer ($56,250)
Annual equity-based retainer	$168,750 grant date value, delivered in the form of time-based restricted stock units (“RSUs”), which vest at the end of the one-year service period
Additional annual cash retainer for the chair of the board	$50,000
Additional annual cash retainer for the chair of the audit committee	$16,250(1)
Additional annual cash retainer for the chair of the compensation committee	$15,000
Additional annual cash retainer for the chair of the nominating and corporate governance committee	$5,000(1)(2)

(1)	Effective during the fourth quarter of 2020, the annual fees for the chairs of the audit committee and the nominating and corporate governance committee were set at $20,000 and $10,000, respectively.

(2)	Such amount does not include $1,250 paid to Randee E. Day, the former chair of the nominating and corporate governance committee.

The number of RSUs granted in each award is calculated by dividing the grant date target value by the closing price of a share of our common stock on the date of grant. All of the time-based RSUs granted to directors during fiscal 2020 will vest on the first anniversary of the date of grant, provided the director remains a member of the board on the vesting date. However, vesting of the award would accelerate if, prior to the vesting date, the director died, terminated service due to disability, or was willing and able to continue to serve as a director but was either not renominated or not reelected to serve another term.

Director Stock Election Program. Under this program, each non-employee director is provided an opportunity to elect to receive a percentage of his or her base cash retainer in fully-vested shares of Tidewater common stock, which are issued from our equity compensation plans. For each participant, the shares are issued to director on the same day on which he or she would have received the cash payment, based on the closing price of a share on that day (rounded down to the nearest whole share). None of our directors elected to participate in the program during 2020.

Stock Ownership Guidelines. Our non-employee directors are subject to stock ownership guidelines requiring each director to own and hold company stock worth five times his or her annual cash retainer no later than five years after his or her appointment. Under the guidelines, unvested RSUs count as shares of company common stock. Of our six non-employee directors, each of Messrs. Fagerstal and Rigdon has until August 1, 2022 to comply with the guidelines while each of Messrs. Raspino and Traub have until November 15, 2023, Ms. Zabrocky has until July 28, 2025, and Mr. Anderson has until September 8, 2025 to comply with the guidelines. These guidelines are described in greater detail under “Compensation Discussion and Analysis – Other Compensation and Equity Ownership Policies – Stock Ownership Guidelines.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2020 about our equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights(3) (a)	Weighted-average exercise price of outstanding options and rights(4) (b)	Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a))(5) (c)
Equity Compensation Plans Approved by Stockholders(1)	1,024,439	6.48	590,704
Equity Compensation Plans Not Approved by Stockholders(2)	82,691	--	656,275
Totals as of December 31, 2020	1,107,130	6.48	1,246,979
_________________________

(1)	Represents shares subject to awards issued under the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”).

(2)
Represents shares subject to awards issued under the Tidewater Legacy GLF Management Incentive Plan, which we assumed in connection with the business combination (the “Legacy GLF Plan”). We describe this plan in further detail below.

(3)
Represents the number of shares subject to outstanding stock options and the maximum number of shares that may be issued under restricted stock units (RSUs) currently outstanding under both the 2017 Plan and the Legacy GLF Plan (maximum of one share per time-based RSU and up to two shares per performance-based RSU, depending on the extent to which the performance conditions are met).

(4)	Represents the weighted average exercise price for outstanding stock options. These options have a weighted average remaining contractual term of 9.5 years.

(5)	Awards may be granted under either plan in the form of stock options, restricted stock, RSUs, or other cash- or equity- based awards.

Material Features of the Legacy GLF Plan. In connection with our 2018 business combination with GulfMark, we assumed the Legacy GLF Plan. Immediately following the closing, as converted in the business combination, a total of 924,351 shares of Tidewater common stock were authorized for issuance under the Plan, 88,479 of which were subject to then-outstanding equity awards. The number of share issuable under the Legacy GLF Plan is subject to adjustment in the event of a recapitalization, reclassification, stock dividend, stock split, combination of shares, or other similar change in our common stock. Following the closing, we may grant equity-based incentives under the Legacy GLF Plan to certain individuals who were not employees, officers, directors, and consultants of the company immediately prior to the closing. The Legacy GLF Plan will be administered by the compensation committee of the board with respect to awards granted to employees and consultants of the company and its subsidiaries. The board has the right to amend or discontinue the Legacy GLF Plan or to modify its terms and conditions; however, any amendment that would materially impair an outstanding award would require the award holder’s consent. No awards may be granted under the Legacy GLF Plan after April 13, 2028 although any awards that are outstanding at the time that the Legacy GLF Plan is terminated may remain outstanding in accordance with their terms.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below shows the name, address and stock ownership of each person known by us to beneficially own more than 5% of our common stock as of April 12, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
T. Rowe Price Associates 100 East Pratt Street Baltimore, Maryland 21202	6,835,243(2)	16.78%
Robert E. Robotti c/o Robotti & Company, Incorporated 60 East 42nd Street, Suite 3100 New York, New York 10165	2,902,303(3)	7.06%
Moerus Capital Management, LLC 307 West 38th Street, Suite 2003 New York, New York 10018	2,679,898(4)	6.58%
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	2,534,014(5)	6.22%
Third Avenue Management LLC 622 Third Avenue, 32nd Floor New York, New York 10017	2,513,675(6)	6.17%
American International Group, Inc. 175 Water Street New York, New York 10038	2,391,291(7)	5.87%
The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,144,296(8)	5.26%
________________

(1)
Based on 40,731,777 shares of common stock outstanding on April 12, 2021, plus the number of any shares of common stock underlying the company’s warrants beneficially owned by the applicable beneficial owner.

(2)
Based on a Schedule 13G/A filed with the SEC on February 16, 2021 by T. Rowe Price Associates, Inc., a registered investment advisor (“Price Associates”), which has sole voting power over 2,431,246 shares and sole dispositive power over all reported shares. T. Rowe Price Mid-Cap Value Fund, Inc., a registered investment company sponsored by Price Associates, has sole voting power over 4,372,175 of the reported shares and no dispositive power over any of the reported shares.

(3)
Based on a Schedule 13D/A filed with the SEC on March 12, 2021 by a group including Robert E. Robotti. Mr. Robotti has sole voting and dispositive power over 7,092 of the reported shares and he shares the power to vote or dispose of 2,895,211 of the reported shares with certain entities controlled by him and or certain clients of such controlled entities. Included in the total number of shares shown as beneficially owned are 1,074 shares issuable upon the exercise of warrants held directly by Mr. Robotti and 387,700 shares issuable upon the exercise of warrants held directly owned by certain entities controlled by Mr. Robotti or advisory clients of certain entities controlled by Mr. Robotti.

(4)
Based on a Schedule 13G/A filed with the SEC on February 16, 2021 by Moerus Capital Management, LLC, which has sole voting power over 2,679,898 shares and sole dispositive power over 2,679,898 shares and shares voting power over 30,107 shares.

(5)	Based on a Schedule 13G/A filed with the SEC on February 1, 2021, by BlackRock, Inc., which has sole voting power over 2,494,214 shares and sole dispositive power over all reported shares.

(6)
Based on a Schedule 13G/A filed with the SEC on February 12, 2021 by Third Avenue Management LLC, which reports sole voting and dispositive power over all reported shares in its capacity as investment adviser to several investment companies.

(7)
Based on a Schedule 13G/A filed with the SEC on February 16, 2021 by American International Group, Inc., which has sole voting and dispositive power over 2,341,223 shares and shares voting and dispositive power over the remaining 50,069 shares with its wholly-owned subsidiaries, SunAmerica Asset Management, LLC or Variable Annuity Life Insurance Company.

(8)
Based on a Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group, which has sole dispositive power over 2,105,115 shares and shares voting power over 26,710 shares and dispositive power over 39,181 shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of April 12, 2021 by each current director, by each executive officer named in the 2020 Summary Compensation Table (our “named executives” or “NEOs”), and by all current directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to all shares of our common stock beneficially owned by him or her.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock(1)	Restricted Stock Units(2)
Current Directors
Darron M. Anderson(3)	--	*	21,364
Dick Fagerstal	21,541	*	27,000
Quintin V. Kneen	236,711 (4)	*	207,583
Louis A. Raspino	23,166	*	27,000
Larry T. Rigdon	67,016 (5)	*	27,000
Kenneth H. Traub	32,088	*	27,000
Lois K. Zabrocky	--	*	27,000
Named Executives(6)
Samuel R. Rubio	32,024 (4)	*	92,740
David E. Darling	44,249 (4)	*	83,218
Daniel A. Hudson	15,997 (4)	*	80,525
All current directors and executive officers as a group (10 persons)	472,792 (4)	1.15%	620,430

*	Less than 1.0%.

(1)
Based on 40,731,777 shares of common stock outstanding on April 12, 2021 and includes for each person and group the number of shares that such person or group has the right to acquire within 60 days of such date.

(2)
Reflects the number of restricted stock units held by each director or executive officer that will not vest within 60 days of April 12, 2021 and thus are not included in his or her beneficial ownership calculation.

(3)	Mr. Anderson was appointed as a director effective September 8, 2020.

(4)	The total number of shares shown as beneficially owned for each named executive and all current directors and executive officers as a group includes the following:

	Shares Acquirable within 60 days upon Exercise		Shares Subject to Time-Based RSUs
Named Executive	Legacy GLF Equity Warrants	Stock Options	vesting within 60 days
Mr. Kneen	8,025	114,866	60,829
Mr. Rubio	2,326	--	11,123
Mr. Darling	--	--	11,123
Mr. Hudson	--	--	11,776

(5)	Includes 30,000 shares held in an IRA for Mr. Rigdon’s benefit, over which he has sole voting and investment power.

(6)
Information regarding shares beneficially owned by Mr. Kneen, who was a named executive for fiscal 2020 in addition to Messrs. Darling, Hudson, and Rubio, appears immediately above under the caption “Current Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Our practice has been that any transaction or relationship involving a related person which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC will be reviewed and approved, or ratified, by our audit committee. We had one such transaction since the beginning of the last fiscal year.

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

DIRECTOR INDEPENDENCE.

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

Our board has affirmatively determined that six of our seven current directors – Messrs. Anderson, Fagerstal, Raspino, Rigdon, and Traub and Ms. Zabrocky are independent. Mr. Kneen is not independent as he serves as our president and chief executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES AND RELATED DISCLOSURES FOR ACCOUNTING SERVICES

The following table lists the aggregate fees and costs billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates to our company for fiscal years 2019 and 2020.

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees(1)	$1,321,528	$1,949,970
Audit-Related Fees(2)	$--	$207,263
Tax Fees(3)	$398,213	$1,371,643
All Other Fees(4)	$4,103	$4,103
Total	$1,723,844	$3,532,979

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

PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee’s policy is to pre-approve the scope of all audit services, audit-related services and other services permitted by law provided by our independent registered public accounting firm. Audit services and permitted non-audit services must be pre-approved by the full audit committee, except that the chairman of the audit committee has the authority to pre-approve any specific service if the total anticipated cost of such service is not expected to exceed $25,000, and provided the full audit committee ratifies the chairman’s approval at its next regular meeting. All fiscal 2019 and fiscal 2020 non-audit services were pre-approved by the audit committee.

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

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on April 14, 2020, File No. 1-6311).

4.1**	Description of Registered Securities of Tidewater, Inc.

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

10.25+**	Form of Agreement for the Grant of Stock Options under the Tidewater Inc. 2017 Stock Incentive Plan (for use with CEO grant in 2020).

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

21**	Subsidiaries of the company.

23**	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document. – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. ** Filed with the Original Form 10-K. + Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

TIDEWATER INC.
(Registrant)

By:	/s/ Quintin V. Kneen
Quintin V. Kneen
President, Chief Executive Officer and Director