Form 10-Q
period 2021-03-31
TIDEWATER INC
filed 2021-05-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 40,851,226 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2021.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	March 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$131,858	$149,933
Restricted cash	9,061	2,079
Trade and other receivables, less allowance for credit losses of $2,136 and $1,516 at March 31, 2021 and December 31, 2020, respectively	99,865	112,623
Due from affiliate less allowance for credit losses of $71,595 and $71,800 at March 31, 2021 and December 31, 2020, respectively	62,474	62,050
Marine operating supplies	15,676	15,876
Assets held for sale	31,214	34,396
Prepaid expenses and other current assets	13,594	11,692
Total current assets	363,742	388,649
Net properties and equipment	754,707	780,318
Deferred drydocking and survey costs	46,648	56,468
Other assets	23,833	25,742
Total assets	1,188,930	1,251,177

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,622	$16,981
Accrued expenses	48,466	52,422
Due to affiliates	56,356	53,194
Current portion of long-term debt	18,201	27,797
Other current liabilities	35,003	32,785
Total current liabilities	172,648	183,179
Long-term debt	148,337	164,934
Other liabilities	79,234	79,792

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 40,731,777 and 40,704,984 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	41	41
Additional paid-in capital	1,372,846	1,371,809
Accumulated deficit	(584,246)	(548,931)
Accumulated other comprehensive loss	(875)	(804)
Total stockholders’ equity	787,766	822,115
Noncontrolling interests	945	1,157
Total equity	788,711	823,272
Total liabilities and equity	$1,188,930	$1,251,177

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Vessel revenues	$80,993	$111,974
Other operating revenues	2,511	4,394
	83,504	116,368
Costs and expenses:
Vessel operating costs	61,020	78,825
Costs of other operating revenues	1,067	2,673
General and administrative	16,043	21,420
Depreciation and amortization	29,727	27,107
Long-lived asset impairments	—	10,207
(Gain) loss on asset dispositions, net	1,948	(5,331)
	109,805	134,901
Operating loss	(26,301)	(18,533)
Other income (expense):
Foreign exchange gain (loss)	(850)	864
Equity in net losses of unconsolidated companies	(1,849)	—
Interest income and other, net	23	116
Interest and other debt costs, net	(4,541)	(6,142)
	(7,217)	(5,162)
Loss before income taxes	(33,518)	(23,695)
Income tax (benefit) expense	2,009	(5,171)
Net loss	$(35,527)	$(18,524)
Net loss attributable to noncontrolling interests	(212)	(79)
Net loss attributable to Tidewater Inc.	$(35,315)	$(18,445)
Basic loss per common share	$(0.87)	$(0.46)
Diluted loss per common share	$(0.87)	$(0.46)
Weighted average common shares outstanding	40,716	40,101
Adjusted weighted average common shares	40,716	40,101

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(35,527)	$(18,524)
Other comprehensive income:
Change in pension plan and supplemental pension plan liability, net of tax of $0 and $0, respectively	(71)	369
Total comprehensive loss	$(35,598)	$(18,155)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Operating activities:
Net loss	$(35,527)	$(18,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,470	17,285
Amortization of deferred drydocking and survey costs	11,257	9,822
Amortization of debt premium and discounts	1,108	675
Provision for deferred income taxes	30	—
(Gain) loss on asset dispositions, net	1,948	(5,331)
Loss on debt extinguishment	59	—
Long-lived asset impairments	—	10,207
Stock-based compensation expense	1,172	1,335
Changes in assets and liabilities, net:
Trade and other receivables	12,758	(9,438)
Changes in due to/from affiliate, net	2,738	(2,405)
Accounts payable	(2,359)	3,210
Accrued expenses	(4,270)	(1,146)
Deferred drydocking and survey costs	(2,722)	(24,867)
Other, net	1,054	(8,348)
Net cash provided by (used in) operating activities	5,716	(27,525)
Cash flows from investing activities:
Proceeds from sales of assets	10,983	9,452
Additions to properties and equipment	(1,196)	(2,449)
Net cash provided by investing activities	9,787	7,003
Cash flows from financing activities:
Principal payments on long-term debt	(26,414)	(2,600)
Debt modification costs	(725)	—
Debt extinguishment premium	(59)	—
Tax on share-based awards	(135)	(531)
Net cash used in financing activities	(27,333)	(3,131)
Net change in cash, cash equivalents and restricted cash	(11,830)	(23,653)
Cash, cash equivalents and restricted cash at beginning of period	155,225	227,608
Cash, cash equivalents and restricted cash at end of period	$143,395	$203,955
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,746	$5,442
Income taxes	$2,535	$2,550

Cash, cash equivalents and restricted cash at March 31, 2021 includes $2.5 million in long-term restricted cash, which is included in other assets in our consolidated balance sheet.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2020	$41	1,371,809	(548,931)	(804)	1,157	823,272
Total comprehensive loss	—	—	(35,315)	(71)	(212)	(35,598)
Amortization of stock awards	—	1,037	—	—	—	1,037
Balance at March 31, 2021	$41	1,372,846	(584,246)	(875)	945	788,711

Balance at December 31, 2019	$40	1,367,521	(352,526)	(236)	1,611	1,016,410
Total comprehensive loss	—	—	(18,445)	369	(79)	(18,155)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Amortization of stock awards	—	804	—	—	—	804
Balance at March 31, 2020	$40	1,368,325	(371,134)	133	1,532	998,896

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.

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

(2)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to simplify the accounting for income taxes. The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted.  We adopted this standard on January 1, 2021 and it did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. This ASU removes certain disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain other disclosures, and adds disclosure requirements identified as relevant. The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. We adopted this standard on January 1, 2021 and it did not have a material impact on our related disclosures.

(3)	ALLOWANCE FOR CREDIT LOSSES

Expected credit losses are recognized on the initial recognition of our trade accounts receivable and contract assets.  In each subsequent reporting period, even if a loss has not yet been incurred, credit losses are recognized based on the history of credit losses and current conditions, as well as reasonable and supportable forecasts affecting collectability. We developed an expected credit loss model applicable to our trade accounts receivable and contract assets that considers our historical performance and the economic environment, as well as the credit risk and its expected development for each segmented group of customers that share similar risk characteristics. It is our practice to write off receivables when all legal options for collection have been exhausted.

Activity in the allowance for credit losses for the three months ended March 31, 2021 is as follows:

	Trade	Due
	and Other	from
(In thousands)	Receivables	Affiliate
Balance at January 1, 2021	$1,516	$71,800
Current period provision for expected credit losses	709	—
Write offs	(89)	—
Other	—	(205)
Balance at March 31, 2021	$2,136	$71,595

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2021, we had $2.0 million and $4.3 million of deferred mobilization costs included within prepaid expenses and other current assets and other assets, respectively.

At March 31, 2021, we have $1.2 million of deferred mobilization revenue, included within other current liabilities, related to unsatisfied performance obligations which will be recognized during the remainder of 2021 and 2022.

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2021	2020
Balance at December 31, 2020 and 2019	$(804)	$(236)
Pension benefits recognized in OCI	(71)	369
Balance at March 31, 2021 and 2020	$(875)	$133

Dilutive Equity Instruments

We had 3,171,497 and 2,133,439 incremental "in-the-money" warrants, restricted stock units and stock options at March 31, 2021 and 2020, respectively, which are as follows:

Total shares outstanding including warrants and restricted stock units	March 31, 2021	March 31, 2020
Common shares outstanding	40,731,777	40,259,917
New creditor warrants (strike price $0.001 per common share)	657,203	821,308
GulfMark creditor warrants (strike price $0.01 per common share)	815,575	952,154
Restricted stock units and stock options	1,698,719	359,977
Total	43,903,274	42,393,356

We also had 5,923,399 shares of “out-of-the-money” warrants outstanding at both March 31, 2021 and 2020. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively. No warrants or restricted stock units, whether in the money or out of the money, are included in our loss per share calculations because the effect of such inclusion is antidilutive.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter ended March 31, 2021, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2020, our balance sheet reflected approximately $137.0 million of net deferred tax assets prior to a valuation allowance analysis, with a valuation allowance of $140.4 million. As of March 31, 2021, we had net deferred tax assets of approximately $142.6 million prior to a valuation allowance analysis of $146.0 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant business tax provisions, that are available to the Company, that, among other things, would allow businesses to carry back net operating losses arising after 2017 to the five prior tax years. Considering the available carryback, in the second quarter of 2020, we recorded an account receivable tax benefit totaling $6.9 million related to the realization of net operating loss deferred tax assets on which a valuation allowance was previously recorded. We collected this receivable in the first quarter of 2021.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2014. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	March 31, 2021	December 31, 2020
Due from affiliates:
Angolan joint venture (Sonatide)	$41,843	$41,623
Nigeria joint venture (DTDW)	20,631	20,427
	62,474	62,050
Due to affiliates:
Sonatide	$35,725	$32,767
DTDW	20,631	20,427
	56,356	53,194
Net due from affiliates	$6,118	$8,856

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide. The following table displays the activity in the due from affiliate account related to Sonatide for the period indicated:

Three Months
Ended
(In thousands)	March 31, 2021
Due from Sonatide at December 31, 2020	$41,623
Revenue earned by the company through Sonatide	8,695
Less amounts received from Sonatide	(8,162)
Other	(313)
Total due from Sonatide at March 31, 2021	$41,843

The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. In late 2019, we were informed that, as part of a broad privatization program, Sonangol, our partner in Sonatide, intends to seek to divest itself from the Sonatide joint venture.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at March 31, 2021 was approximately $6.1 million. Sonatide had approximately $9.5 million of cash on hand (approximately $1.0 million denominated in Angolan kwanzas) at March 31, 2021 plus approximately $9.2 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for possible additional impairment in future periods based in part on available liquidity held by Sonatide.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on our behalf.  The following table displays the activity in the due to affiliate account related to Sonatide for the period indicated:

Three Months
Ended
(In thousands)	March 31, 2021
Due to Sonatide at December 31, 2020	$32,767
Plus additional commissions payable to Sonatide	814
Plus amounts paid by Sonatide on behalf of the company	2,089
Other	55
Total due to Sonatide at March 31, 2021	$35,725

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues of Angolan operations (in thousands)	$9,292	$12,137
Percent of consolidated vessel revenues	11%	11%
Number of company owned vessels in Angola	22	28
Number of stacked company owned vessels in Angola	6	11

Amounts due from DTDW

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long-term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners (in proportion to their ownership interests). We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of March 31, 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt. Based on current situations, operations in Nigeria have been severely impacted and the scope of our activity is winding down. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to the debt guarantee and certain obligations of the joint venture. On April 22, 2021 we paid approximately $2.0 million which represents our portion of the joint venture debt guarantee.

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. The pension plan was frozen during 2010. We have not made contributions to the pension plan since 2019. Actuarial valuations are performed annually and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010, that provided pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. We contributed $0.4 million during each of the three months ended March 31, 2021 and 2020, respectively. We expect to contribute $1.2 million to the supplemental plan during the remainder of 2021. Our obligations under the supplemental plan were $22.8 million for both  March 31, 2021 and  December 31, 2020, and are included in “accrued expenses” and “other liabilities” in the consolidated balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Pension Benefits:
Service cost	$—	$40
Interest cost	543	225
Expected return on plan assets	(543)	(36)
Administrative expenses	—	23
Settlement loss	—	508
Amortization of net actuarial losses	36	(44)
Net periodic pension cost	$36	$716

(9)	DEBT

The following is a summary of all debt outstanding:

	March 31,	December 31,
(In thousands)	2021	2020
Secured notes:
8.00% Senior secured notes due August 2022 (A) (B) (C)	$135,210	$147,049
Troms Offshore borrowings (D):
NOK denominated notes due May 2024	5,981	5,954
NOK denominated notes due January 2026	7,339	14,559
USD denominated notes due January 2027	7,513	14,744
USD denominated notes due April 2027	15,669	15,669
	$171,712	$197,975
Debt premiums and discounts, net	(5,174)	(5,244)
Less: Current portion of long-term debt	(18,201)	(27,797)
Total long-term debt	$148,337	$164,934

(A)	As of March 31, 2021 and December 31, 2020 the fair value (Level 2) of the Secured Notes was $134.2 million and $141.4 million, respectively.
(B)

The $9.1 million restricted cash on the balance sheet at March 31, 2021, represents approximately 65% of net proceeds from asset dispositions since the date of the last tender offer and is restricted by the terms of the Indenture.

(C)	During the three months ended March 31, 2021, we repurchased $11.8 million of the Secured Notes at a premium of $0.1 million in open market transactions.
(D)

We pay principal and interest on these notes semi-annually. As of March 31, 2021 and  December 31, 2020, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $36.3 million and $51.6 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of March 31, 2021 was 5.0%.

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

An amendment and restatement of the Troms offshore credit agreement was executed in December 2020 whereby the financial covenants were conformed to match the November 2020 amendments to the covenants governing the Senior Notes, and included an obligation to prepay (1) the amounts deferred in the 2017 amendment and restatement and (2) an additional amount that will not exceed $45 million representing a percentage of Senior Notes prepayments. The prepayment associated with this amendment made in January 2021 totaled $13.2 million. Additional prepayment obligations of $9.7 million and $3.4 million are due in the second quarter and fourth quarter, respectively, of 2021, and are reflected in current portion of long-term debt on our consolidated balance sheet.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In addition, we disclose the fair value of our long-term debt in Note 9 and the fair value of our assets held for sale in Note 15.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of March 31, 2021, our property and equipment consist primarily of 146 active vessels, which excludes the 20 vessels we have classified as held for sale, located around the world. As of  December 31, 2020, our property and equipment consisted primarily of 149 active vessels, which excluded 23 vessels classified as held for sale.

A summary of properties and equipment at March 31, 2021 and  December 31, 2020 is as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Properties and equipment:
Vessels and related equipment	$929,723	$940,175
Other properties and equipment	15,548	16,861
	945,271	957,036
Less accumulated depreciation and amortization	190,564	176,718
Properties and equipment, net	$754,707	$780,318

A summary of accrued expenses is as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Payroll and related payables	$14,321	$17,201
Accrued vessel expenses	16,647	17,129
Accrued interest expense	2,865	3,240
Other accrued expenses	14,633	14,852
	$48,466	$52,422

A summary of other current liabilities at March 31, 2021 and  December 31, 2020 is as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Taxes payable	$25,482	$23,883
Other	9,521	8,902
	$35,003	$32,785

A summary of other liabilities at March 31, 2021 and  December 31, 2020 is as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Pension liabilities	$31,440	$31,736
Liability for uncertain tax positions	35,531	35,304
Other	12,263	12,752
	$79,234	$79,792

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three months ended March 31, 2021 and 2020. Vessel revenues and operating costs relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Revenues:
Vessel revenues:
Americas	$26,224	$31,859
Middle East/Asia Pacific	24,414	24,828
Europe/Mediterranean	14,749	29,491
West Africa	15,606	25,796
Other operating revenues	2,511	4,394
	$83,504	$116,368
Vessel operating profit (loss):
Americas	$(1,651)	$(1,164)
Middle East/Asia Pacific	(1,853)	(856)
Europe/Mediterranean	(8,021)	1,547
West Africa	(6,767)	(4,863)
Other operating profit	1,444	1,721
	(16,848)	(3,615)
Corporate expenses	(7,505)	(10,042)
Long-lived asset impairments	—	(10,207)
Gain (loss) on asset dispositions, net	(1,948)	5,331
Operating loss	$(26,301)	$(18,533)
Depreciation and amortization:
Americas	$8,007	$7,496
Middle East/Asia Pacific	6,880	5,527
Europe/Mediterranean	7,484	6,819
West Africa	6,570	6,404
Corporate	786	861
	$29,727	$27,107
Additions to properties and equipment:
Middle East/Asia Pacific	$8	$680
Europe/Mediterranean	306	440
West Africa	495	751
Corporate	387	578
	$1,196	$2,449

The following table provides a comparison of total assets at March 31, 2021 and  December 31, 2020:

	March 31,	December 31,
(In thousands)	2021	2020
Total assets:
Americas	$317,305	$338,649
Middle East/Asia Pacific	213,538	226,422
Europe/Mediterranean	303,649	302,214
West Africa	239,168	242,825
Corporate	115,270	141,067
	$1,188,930	$1,251,177

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon the duplicate office facilities in four locations in the USA and Scotland with the final lease agreement ending in 2026. Activity for the lease exit and severance liabilities which are included in general and administrative expense for the three months ended March 31, 2021 was as follows:

	Lease
(In thousands)	Exit Costs	Total
Balance at December 31, 2020	$3,335	$3,335
General and administrative charges	58	58
Cash payments	(281)	(281)
Balance at March 31, 2021	$3,112	$3,112

Activity for the lease exit and severance liabilities for the three months ended March 31, 2020 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2019	$4,109	$272	$4,381
General and administrative charges	70	(11)	59
Cash payments	(231)	(132)	(363)
Balance at March 31, 2020	$3,948	$129	$4,077

(15)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

In the fourth quarter of 2019, we evaluated our fleet for vessels to be considered for disposal and identified 46 (approximately 20% of our total vessels at the time) vessels to be classified as held for sale. Beginning late in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil. The pandemic and oil price impact severely affected the oil and gas industry and caused us to expand our disposal program to include more vessels. In 2020, we added 32 vessels, none in the first quarter, to our assets held for sale, sold 53, eight in the first quarter, of the vessels that were classified as held for sale, and had 23 vessels, valued at $34.4 million, remaining in the held for sale account as of December 31, 2020. During the first quarter of 2021, we sold three of our vessels held for sale and had 20 vessels, valued at $31.2 million, remaining in the held for sale account as of March 31, 2021. In addition, we also sold three vessels from our active fleet in the first quarter of 2021 and one vessel from our active fleet in the first quarter of 2020. The vessel sales in the first quarter of 2021 contributed approximately $11.0 million in proceeds and we incurred a net $1.9 million loss on the sales, primarily on the vessels sold from the active fleet. The vessel sales in the first quarter of 2020 contributed $9.5 million in proceeds and we recognized a $5.3 million net gain on the sales.

During the first quarter of 2020, we recorded $10.2 million in impairment related to revaluation of our assets held for sale. In the first quarter of 2021, we did not add any vessels to our held for sale account and we did not record any additional impairment to the value of vessels in the held for sale account. We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We determined the fair value of the vessels held for sale using two methodologies depending on the vessel and on our planned method of disposition. We designated certain vessels to be recycled and valued those vessels using recycling yard pricing schedules based on dollars per ton. We generally value vessels that will be sold rather than recycled at the midpoint of a value range based on sales agreements or using comparative sales in the marketplace. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

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

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, as of March 31, 2020 and  June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized and in the fourth quarter industry conditions marginally improved. Similarly, in the first quarter of 2021 we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of March 31, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

In certain places in this Quarterly Report on Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.

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

At March 31, 2021, we owned 166 vessels (excluding three joint venture vessels), 146 of which are available to serve the global energy industry and 20 of which are available for immediate sale. The average age of our 146 active vessels at March 31, 2021 is 10.3 years.

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

DTDW

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national.  DTDW owns one offshore service vessel and has long-term debt of $4.7 million which is secured by the vessel and guarantees from the DTDW partners (in proportion to their ownership interests). We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of March 31, 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or to the holder of its long-term debt. Based on current situations, operations in Nigeria have been severely impacted and the scope of our activity is winding down. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to the debt guarantee and certain obligations of the joint venture. On April 22, 2021 we paid approximately $2.0 million which represents our portion of the joint venture debt guarantee.

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

The effect on our business includes lockdowns of shipyards where we have vessels performing drydocks which will delay vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and first quarter 2021 revenues by approximately 8%. We also incurred approximately $18.0 million in higher operating costs in 2020, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations. In the first quarter of 2021, we continued to incur higher costs to operate and to stack vessels, which totaled $2.5 million. There may be additional cancellations or delays.

As a company, we have undertaken the following temporary measures to assist us in weathering the COVID-19 pandemic and allow us to recover as soon as possible:

•	Planned capital and drydock expenditures tied to contracts referenced above will be temporarily delayed or cancelled. Budgeted drydocks expenditures for 2021 are expected to be approximately $20.0 million. It is possible that additional planned drydocks will be cancelled or delayed due to contract cancellations or delays. We cannot predict the number or cost of any additional cancellations or delays.
•	We have the ability to rapidly respond to contract cancellations and delays. We have or will remove the crews and shut down all operations, depending on contract terms, on vessels associated with cancelled or delayed contracts. We continue to evaluate our general and administrative costs to reflect the current demand for our offshore support vessels.

The full impact of the COVID-19 pandemic on our business and operations will depend on the severity, location, and duration of the effects and spread of the pandemic itself, the actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As we cannot predict the duration or scope of this pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be both material and long lasting.

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, as of March 31, 2020 and June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized and in the fourth quarter industry conditions marginally improved. Similarly, in the first quarter of 2021 we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of March 31, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations – Three Months Ended March 31, 2021 compared to March 31, 2020

Revenues for the quarters ended March 31, 2021 and 2020 were $83.5 million and $116.4 million, respectively. The $32.9 million decrease in revenue is primarily due to a decrease in utilization, which accounted for $25.2 million of the decrease in revenue, primarily as a result of contract cancellations and reduced demand arising from the effects of COVID-19 and crude oil prices. Overall, we had 37 less average active vessels in the first quarter of 2021 than in the first quarter of 2020. Active utilization decreased slightly from 78.5% in 2020 to 77.6% in 2021. Average day rates also decreased slightly from $10,267 per day in 2020 to $9,993 in 2021 contributing $3.1 million to the decrease in revenue. The reduction in capacity and changes in other revenue contributed $4.6 million to the decrease in revenue.

Vessel operating costs for the quarters ended March 31, 2021 and 2020 were $61.0 million and $78.8 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 37 less active vessels in our fleet in the first quarter of 2021 compared to the first quarter of 2020 largely due to the downturn caused by the pandemic.

Depreciation and amortization expense for the quarters ended March 31, 2021 and 2020 were $29.7 million and $27.1 million, respectively, largely due to an increase in amortization expense related to deferred drydock expenditures.

General and administrative expenses for the quarters ended March 31, 2021 and 2020 were $16.0 million and $21.4 million, respectively. The decrease is primarily due to decreased personnel and benefit costs related to the significant cost cutting measures being implemented due to the current downturn.

Included in gain (loss) on asset dispositions, net for the quarter ended March 31, 2021, are $1.9 million of net losses from the disposal of six vessels and other assets. During the quarter ended March 31, 2020, we recognized gains of $5.3 million related to the disposal of nine vessels and other assets.

Long-lived asset impairment during the quarters ended March 31, 2021 and 2020, was zero and $10.2 million, respectively. The impairment expense in the prior year quarter is related to the valuation of our vessels held for sale.

Interest expense for the quarters ended March 31, 2021 and 2020, was $4.5 million and $6.1 million, respectively. During the 2021 quarter, we paid down $26.4 million of our Senior Notes and TROMS debt which reduced our interest expense.

During the quarter ended March 31, 2021, we recognized foreign exchange losses of $0.9 million and during the quarter ended March 31, 2020 we recognized foreign exchange gains of $0.9 million.

The tax expense for the three months ended March 31, 2021 was $2.0 million compared to an income tax benefit of $5.2 million for the three months ending March 31, 2020. The increase of $7.2 million resulted from the prior year quarter including the beneficial impact of a change in the tax laws (primarily the Cares Act refund) and higher foreign tax expenses in the current quarter. The tax expense for the three months ended March 31, 2021 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
(In thousands)		%		%
Vessel revenues:
Americas	$26,224	32%	$31,859	28%
Middle East/Asia Pacific	24,414	30%	24,828	22%
Europe/Mediterranean	14,749	18%	29,491	26%
West Africa	15,606	19%	25,796	23%
Total vessel revenues	$80,993	100%	$111,974	100%
Vessel operating costs:
Americas:
Crew costs	$10,594	40%	$14,186	45%
Repair and maintenance	2,714	10%	2,171	7%
Insurance	200	1%	417	1%
Fuel, lube and supplies	1,774	7%	2,615	8%
Other	1,980	8%	2,673	8%
	$17,262	66%	$22,062	69%
Middle East/Asia Pacific:
Crew costs	$9,639	39%	$10,085	41%
Repair and maintenance	2,659	11%	2,586	10%
Insurance	(224)	(1)%	591	2%
Fuel, lube and supplies	1,569	6%	2,665	11%
Other	2,959	12%	1,696	7%
	$16,602	68%	$17,623	71%
Europe/Mediterranean :
Crew costs	$9,022	61%	$11,696	40%
Repair and maintenance	1,673	11%	3,141	11%
Insurance	299	2%	431	1%
Fuel, lube and supplies	759	5%	1,098	4%
Other	1,707	12%	2,522	9%
	$13,460	91%	$18,888	64%
West Africa:
Crew costs	$5,907	38%	$8,520	33%
Repair and maintenance	2,391	15%	2,700	10%
Insurance	348	2%	346	1%
Fuel, lube and supplies	1,758	11%	3,374	13%
Other	3,292	21%	5,312	21%
	$13,696	88%	$20,252	79%
Vessel operating costs:
Crew costs	$35,162	43%	$44,487	40%
Repair and maintenance	9,437	12%	10,598	9%
Insurance	623	1%	1,785	2%
Fuel, lube and supplies	5,860	7%	9,752	9%
Other	9,938	12%	12,203	11%
Total vessel operating costs	$61,020	75%	$78,825	70%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
(In thousands)		%		%
Segment general and administrative expenses:
Americas	$2,605	10%	$3,465	11%
Middle East/Asia Pacific	2,785	11%	2,534	10%
Europe/Mediterranean	1,827	12%	2,238	8%
West Africa	2,107	14%	4,001	16%
Total segment general and administrative expenses	$9,324	12%	$12,238	11%

The following table presents segment depreciation and amortization expense by our four geographic segments, the related segment vessel depreciation and amortization expense as a percentage of segment vessel revenues, total segment depreciation and amortization expense and the related total segment depreciation and amortization expense as a percentage of total vessel revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
(In thousands)		%		%
Segment depreciation and amortization expense:
Americas	$8,007	31%	$7,496	24%
Middle East/Asia Pacific	6,880	28%	5,527	22%
Europe/Mediterranean	7,484	51%	6,819	23%
West Africa	6,570	42%	6,404	25%
Total segment depreciation and amortization expense	$28,941	36%	$26,246	23%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021		March 31, 2020
(In thousands)		%		%
Vessel operating profit (loss):
Americas	$(1,651)	(2)%	$(1,164)	(1)%
Middle East/Asia Pacific	(1,853)	(2)%	(856)	(1)%
Europe/Mediterranean	(8,021)	(10)%	1,547	1%
West Africa	(6,767)	(8)%	(4,863)	(4)%
Other operating profit	1,444	2%	1,721	1%
	(16,848)	(20)%	(3,615)	(3)%
Corporate expenses	(7,505)	(9)%	(10,042)	(9)%
Gain (loss) on asset dispositions, net	(1,948)	(2)%	5,331	5%
Long-lived asset impairments	—	0%	(10,207)	(9)%
Operating loss	$(26,301)	(31)%	$(18,533)	(16)%

Results for three months ended March 31, 2021 compared to March 31, 2020

Americas Segment Operations.  Vessel revenues in the Americas segment decreased 18%, or $5.6 million, during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. This decrease is primarily the result of less demand due to the pandemic. We had seven less average active vessels in the quarter ended March 31, 2021 than the comparable prior year period. A decrease in utilization resulted in $5.4 million of the decrease in revenue.

Vessel operating loss for the Americas segment for the quarter ended March 31, 2021 was $1.7 million, compared to a $1.2 million operating loss for the quarter ended March 31, 2020. The increase in operating loss was due to the decrease in revenue and a $0.5 million increase in depreciation and amortization partially offset by a $4.8 million decrease in operating expenses, resulting mainly from the decrease in active vessels, and the intensive cost saving measures taken in the first quarter of 2020 in response to the effect of the pandemic and a $0.9 million reduction in general and administrative costs primarily due to our ongoing cost saving initiatives as we react to the current downturn. The increase in depreciation and amortization was due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment decreased 2%, or $0.4 million, during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. Active utilization for the quarter ended March 31, 2021 increased to 84.0% from 77.7% and average day rates increased 8% but were offset by the effect of seven less average active vessels. The improved utilization resulting in a $0.8 million increase in revenue was more than offset by a $1.6 million decrease in revenue from decreased capacity.

The Middle East/Asia Pacific segment reported an operating loss of $1.9 million for the quarter ended March 31, 2021, compared to an operating loss of $0.9 million for the quarter ended March 31, 2020 primarily due to a $1.4 million increase in depreciation and amortization due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs, and a $0.3 million increase in general and administrative costs. The current downturn has not significantly impacted this segment’s operations.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 50%, or $14.7 million, during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. The decreased revenue was primarily attributable to 13 less active vessels combined with lower average day rates and lower active utilization. The decreases in revenue are almost entirely the result of lower demand caused by the effect of the pandemic. The decrease in utilization resulted in a $11.8 million decrease in revenue and the decrease in day rates reduced revenue by another $3.0 million.

The Europe/Mediterranean segment reported an operating loss of $8.0 million for the quarter ended March 31, 2021, compared to an operating profit of $1.5 million for the quarter ended March 31, 2020 due to decreased revenue partially offset by $5.4 million in lower operating costs and a $0.4 million decrease in general and administrative costs, resulting primarily from the decrease in active vessels and the intensive cost saving measures taken in 2020 in response to the effect of the pandemic.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 40% or $10.2 million, during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. The West Africa active vessel fleet decreased by 11 vessels during the comparative periods. West Africa segment active utilization decreased as well from 67.8% during the quarter ended March 31, 2020 to 59.6% during the quarter ended March 31, 2021. In addition, average day rates decreased 9% due to the change in the mix of remaining contracts. The decreases in revenue are almost entirely the result of lower demand caused by the pandemic. Decreased utilization reduced revenue by $8.8 million with reduced capacity contributing another $1.2 million to the lower revenue.

Vessel operating loss for the West Africa segment increased from $4.9 million for the quarter ended March 31, 2020 to $6.8 million in the quarter ended March 31, 2021 primarily due to decreased revenue partially offset by $6.6 million in lower operating costs primarily related to the decrease in active vessels and the cost saving measures taken in 2020. In addition, general and administrative costs decreased by $1.9 million also resulting from intensive cost saving measures taken in the first quarter of 2020 in response to the effect of the pandemic.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but do not include vessels owned by joint ventures (three vessels at both March 31, 2021 and 2020). Active utilization is calculated on active vessels (which excludes vessels held for sale). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
SEGMENT STATISTICS:
Americas fleet:
Utilization	61.1%	57.1%
Active utilization	87.9%	85.7%
Average vessel day rates	11,865	11,854
Average total vessels	40	52
Average stacked vessels	(12)	(17)
Average active vessels	28	35

Middle East/Asia Pacific fleet:
Utilization	77.9%	63.0%
Active utilization	84.0%	77.7%
Average vessel day rates	8,506	7,863
Average total vessels	41	55
Average stacked vessels	(3)	(10)
Average active vessels	38	45

Europe/Mediterranean fleet:
Utilization	44.7%	63.6%
Active utilization	81.3%	87.3%
Average vessel day rates	11,960	12,514
Average total vessels	31	41
Average stacked vessels	(14)	(11)
Average active vessels	17	30

West Africa fleet:
Utilization	34.1%	45.7%
Active utilization	59.6%	67.8%
Average vessel day rates	8,711	9,539
Average total vessels	58	65
Average stacked vessels	(25)	(21)
Average active vessels	33	44

Worldwide fleet:
Utilization	52.9%	56.4%
Active utilization	77.6%	78.5%
Average vessel day rates	9,993	10,267
Average total vessels	170	213
Average stacked vessels	(54)	(60)
Average active vessels	116	153

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We had 52 and 59 stacked vessels at March 31, 2021 and 2020, respectively. Total stacking costs (operating expenses) for the three months ended March 31, 2021 and 2020 were $5.4 million and $3.9 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales during the first quarter of 2021 included three vessels that were classified as assets held for sale and three vessels from our active fleet.

Liquidity, Capital Resources and Other Matters

Availability of Cash

As of March 31, 2021, we had $143.4 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Debt

As of March 31, 2021, we had $166.5 million of long-term debt on our consolidated balance sheet of which $18.2 million is due within one year. Of this amount, our Secured Notes total $135.2 million, which is due in August 2022. The Secured Notes have a quarterly minimum trailing year interest coverage requirement, however compliance with this covenant has been waived from April 2021 through December 31, 2021. Minimum liquidity requirements and other covenants are set forth in the amended Indenture. In addition, we have $36.5 million of long-term debt in a subsidiary that is collateralized by certain of the subsidiary’s vessels. This debt has similar covenants as the Secured Notes. We believe that our $143.4 million in cash on hand, plus cash generated from our operations and asset sales in 2021 will be sufficient to meet our debt obligations in 2021. Refer to Note (9) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our indebtedness.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, public tenders or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $5.7 million and net cash used in operating activities for the three months ended March 31, 2020 was $27.5 million, respectively.

Net cash provided by operations for the three months ended March 31, 2021 reflects a net loss of $35.5 million, which includes non-cash depreciation and amortization of $29.7 million and net losses on asset dispositions of $1.9 million. Combined changes in operating assets and liabilities and in amounts due to/from affiliate provided $9.9 million in cash, and cash paid for deferred drydock and survey costs was $2.7 million.

Net cash used in operations for the three months ended March 31, 2020 reflects a net loss of $18.5 million, which includes non-cash depreciation and amortization of $27.1 million, asset impairments of $10.2 million, and approximately $5.3 million of gains on asset sales. Cash paid for drydock used $24.9 million, and combined changes in operating assets and liabilities and in amounts due to/due/from affiliate was a net cash used of $18.1 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 and 2020, was $9.8 million and $7.0 million, respectively. Net cash provided by investing activities for the three months ended March 31, 2021 reflects the receipt of $11.0 million primarily related to the sale of six vessels. Additions to properties and equipment were comprised of approximately $0.8 million in capitalized upgrades to existing vessels and equipment and $0.4 million for other property and IT equipment purchases and development work.

Net cash provided by investing activities for the three months ended March 31, 2020 reflects the receipt of $9.5 million primarily related to the disposal of nine vessels. Additions to properties and equipment were comprised of approximately $2.4 million in capitalized upgrades to existing vessels and equipment and IT development work.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $27.3 million and $3.1 million, respectively. Net cash used in financing activities for the three months ended March 31, 2021 included $11.8 million of repurchases of the Secured Notes in open market transactions, $14.6 million of scheduled semiannual principal payments and prepayments on Troms offshore debt and $0.7 million of debt modification costs.

Net cash used in financing activities for the three months ended March 31, 2020 was a result of $2.6 million of scheduled semiannual principal payments on Troms offshore debt and $0.5 million of taxes paid to related share-based compensation.

Contractual Obligations and Other Contingent Commitments

We did not have any material changes in our contractual obligations and commercial commitments since the end of fiscal year 2020. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, for information regarding our contractual obligations and other contingent commitments.

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2020, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (2) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended March 31, 2021 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March  4, 2021.

ITEM 6.       EXHIBITS

Exhibit Number	Description

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

4.2	Third Supplemental Indenture, dated November 22, 2019, by and among Tidewater Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on November 26, 2019, File No. 1-6311).

4.3	Fourth Supplemental Indenture, dated November 18, 2020, by and among Tidewater Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on November 23, 2020, File No. 1-6311).

4.4

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

10.9*	Form of Severance and Change of Control Agreement effective March 9, 2021 entered into with each of Quintin V. Kneen, Chief Executive Officer, Sam R. Rubio, Chief Financial Officer, David E. Darling, Chief Operating Officer, and Daniel A. Hudson, General Counsel.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with the quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 6, 2021	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)