Form 10-Q
period 2021-06-30
TIDEWATER INC
filed 2021-08-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6002 Rogerdale Road, Suite 600

Houston, Texas 77072

(Address of principal executive offices) (Zip code)

(713) 470-5300

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 41,140,206 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 31, 2021.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	June 30,	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$131,157	$149,933
Restricted cash	20,284	2,079
Trade and other receivables, less allowance for credit losses of $2,099 and $1,516 at June 30, 2021 and December 31, 2020, respectively	90,229	112,623
Due from affiliates, less allowance for credit losses of $70,695 and $71,800 at June 30, 2021 and December 31, 2020, respectively	64,922	62,050
Marine operating supplies	15,404	15,876
Assets held for sale	17,214	34,396
Prepaid expenses and other current assets	15,953	11,692
Total current assets	355,163	388,649
Net properties and equipment	731,659	780,318
Deferred drydocking and survey costs	40,372	56,468
Other assets	24,539	25,742
Total assets	$1,151,733	$1,251,177

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,189	$16,981
Accrued expenses	50,532	52,422
Due to affiliates	59,759	53,194
Current portion of long-term debt	7,355	27,797
Other current liabilities	28,825	32,785
Total current liabilities	162,660	183,179
Long-term debt	148,612	164,934
Other liabilities	80,723	79,792

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 41,000,575 and 40,704,984 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	41	41
Additional paid-in capital	1,373,727	1,371,809
Accumulated deficit	(613,708)	(548,931)
Accumulated other comprehensive loss	(1,082)	(804)
Total stockholders’ equity	758,978	822,115
Noncontrolling interests	760	1,157
Total equity	759,738	823,272
Total liabilities and equity	$1,151,733	$1,251,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Vessel revenues	$88,514	$100,975	$169,507	$212,949
Other operating revenues	1,439	1,369	3,950	5,763
	89,953	102,344	173,457	218,712
Costs and expenses:
Vessel operating costs	64,263	64,774	125,283	143,599
Costs of other operating revenues	581	171	1,648	2,844
General and administrative	16,787	17,597	32,830	39,017
Depreciation and amortization	28,549	28,144	58,276	55,251
Long-lived asset impairments	—	55,482	—	65,689
Affiliate credit loss impairment expense (credit)	(1,000)	53,581	(1,000)	53,581
Affiliate guarantee obligation	—	2,000	—	2,000
(Gain) loss on asset dispositions, net	932	(1,660)	2,880	(6,991)
	110,112	220,089	219,917	354,990
Operating loss	(20,159)	(117,745)	(46,460)	(136,278)
Other income (expense):
Foreign exchange gain (loss)	422	(2,076)	(428)	(1,212)
Equity in net earnings (losses) of unconsolidated companies	52	—	(1,797)	—
Dividend income from unconsolidated company	—	17,150	—	17,150
Interest income and other, net	8	696	31	812
Interest and other debt costs, net	(3,944)	(5,959)	(8,485)	(12,101)
	(3,462)	9,811	(10,679)	4,649
Loss before income taxes	(23,621)	(107,934)	(57,139)	(131,629)
Income tax (benefit) expense	6,026	2,730	8,035	(2,441)
Net loss	$(29,647)	$(110,664)	$(65,174)	$(129,188)
Net loss attributable to noncontrolling interests	(185)	(41)	(397)	(120)
Net loss attributable to Tidewater Inc.	$(29,462)	$(110,623)	$(64,777)	$(129,068)
Basic loss per common share	$(0.72)	$(2.74)	$(1.59)	$(3.21)
Diluted loss per common share	$(0.72)	$(2.74)	$(1.59)	$(3.21)
Weighted average common shares outstanding	40,899	40,306	40,808	40,203
Adjusted weighted average common shares	40,899	40,306	40,808	40,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(29,647)	$(110,664)	$(65,174)	$(129,188)
Other comprehensive income (loss):
Change in pension plan and supplemental pension plan liability, net of tax of $0, $0.2 million, $0 and $0.2 million, respectively	(207)	448	(278)	817
Total comprehensive loss	$(29,854)	$(110,216)	$(65,452)	$(128,371)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Operating activities:
Net loss	$(65,174)	$(129,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,694	34,271
Amortization of deferred drydocking and survey costs	21,582	20,980
Amortization of debt premium and discounts	1,986	1,357
Provision for deferred income taxes	648	206
(Gain) loss on asset dispositions, net	2,880	(6,991)
Loss on debt extinguishment	59	—
Affiliate credit loss impairment expense (credit)	(1,000)	53,581
Affiliate guarantee obligation	—	2,000
Long-lived asset impairments	—	65,689
Stock-based compensation expense	2,676	2,736
Changes in assets and liabilities, net:
Trade and other receivables	22,394	(4,991)
Changes in due to/from affiliates, net	4,693	3,242
Accounts payable	(792)	(10,390)
Accrued expenses	(2,074)	(13,007)
Deferred drydocking and survey costs	(6,771)	(28,964)
Other, net	(7,234)	(3,354)
Net cash provided by (used in) operating activities	10,567	(12,823)
Cash flows from investing activities:
Proceeds from asset dispositions	29,560	20,906
Additions to properties and equipment	(1,861)	(4,075)
Net cash provided by investing activities	27,699	16,831
Cash flows from financing activities:
Principal payments on long-term debt	(37,901)	(4,742)
Debt modification costs	(855)	(612)
Debt extinguishment premium	(59)	—
Tax on share-based awards	(758)	—
Net cash used in financing activities	(39,573)	(5,354)
Net change in cash, cash equivalents and restricted cash	(1,307)	(1,346)
Cash, cash equivalents and restricted cash at beginning of period	155,225	227,608
Cash, cash equivalents and restricted cash at end of period	$153,918	$226,262
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,028	$10,734
Income taxes	$6,609	$6,461

Cash, cash equivalents and restricted cash at June 30, 2021 includes $2.5 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2021	$41	$1,372,846	$(584,246)	$(875)	$945	$788,711
Total comprehensive loss	—	—	(29,462)	(207)	(185)	(29,854)
Amortization of share-based awards	—	881	—	—	—	881
Balance at June 30, 2021	$41	$1,373,727	$(613,708)	$(1,082)	$760	$759,738

Balance at March 31, 2020	$40	$1,368,325	$(371,134)	$133	$1,532	$998,896
Total comprehensive income (loss)	—	—	(110,623)	448	(41)	(110,216)
Amortization of share-based awards	—	1,320	—	—	—	1,320
Balance at June 30, 2020	$40	$1,369,645	$(481,757)	$581	$1,491	$890,000

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2020	$41	$1,371,809	$(548,931)	$(804)	$1,157	$823,272
Total comprehensive loss	—	—	(64,777)	(278)	(397)	(65,452)
Amortization of share-based awards	—	1,918	—	—	—	1,918
Balance at June 30, 2021	$41	$1,373,727	$(613,708)	$(1,082)	$760	$759,738

Balance at December 31, 2019	$40	$1,367,521	$(352,526)	$(236)	$1,611	$1,016,410
Total comprehensive income (loss)	—	—	(129,068)	817	(120)	(128,371)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Amortization of share-based awards	—	2,124	—	—	—	2,124
Balance at June 30, 2020	$40	$1,369,645	$(481,757)	$581	$1,491	$890,000

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, as amended on April 30, 2021.

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

(2)	RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-05, Lessors – Certain Leases with Variable Lease Payments, which amends Topic 842, Accounting for Leases, to require a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a Day 1 loss. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. Although we are presently evaluating the effect of the standard, we do not expect its adoption to have a material impact on our consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU-2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. Although we are presently evaluating the effect of the standard, we do not expect its adoption to have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted.  We adopted this standard on January 1, 2021 and it did not have a material impact on our consolidated financial statements and related disclosures.

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

Activity in the allowance for credit losses for the six months ended June 30, 2021 is as follows:

	Trade	Due
	and Other	from
(In thousands)	Receivables	Affiliates
Balance at January 1, 2021	$1,516	$71,800
Current period provision for expected credit losses	672	(1,000)
Write offs	(89)	—
Other	—	(105)
Balance at June 30, 2021	$2,099	$70,695

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2021, we had $1.4 million and $4.2 million of deferred mobilization costs included within prepaid expenses and other current assets and other assets, respectively.

At June 30, 2021, we have $0.8 million of deferred mobilization revenue, included within accrued expenses, related to unsatisfied performance obligations which will be recognized during the remainder of 2021 and 2022.

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended
	June 30,	June 30,
(In thousands)	2021	2020
Balance at March 31, 2021 and 2020	$(875)	$133
Pension benefits recognized in OCI	(207)	448
Balance at June 30, 2021 and 2020	$(1,082)	$581

	Six Months Ended
	June 30,	June 30,
(In thousands)	2021	2020
Balance at December 31, 2020 and 2019	$(804)	$(236)
Pension benefits recognized in OCI	(278)	817
Balance at June 30, 2021 and 2020	$(1,082)	$581

Dilutive Equity Instruments

We had 2,932,590 and 2,402,241 incremental "in-the-money" warrants, restricted stock units and stock options at June 30, 2021 and 2020, respectively, which are as follows:

Total shares outstanding including warrants, restricted stock units and stock options	June 30, 2021	June 30, 2020
Common shares outstanding	41,000,575	40,335,963
New creditor warrants (strike price $0.001 per common share)	639,354	817,742
GulfMark creditor warrants (strike price $0.01 per common share)	669,601	952,154
Restricted stock units and stock options	1,623,635	632,345
Total	43,933,165	42,738,204

We also had 5,923,399 shares of “out-of-the-money” warrants outstanding at both June 30, 2021 and 2020. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively. No warrants or restricted stock units, whether in the money or out of the money, are included in our loss per share calculations because the effect of such inclusion is antidilutive.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter and six months ended June 30, 2021, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2020, our balance sheet reflected approximately $137.0 million of net deferred tax assets prior to a valuation allowance analysis, with a valuation allowance of $140.4 million. As of June 30, 2021, we had net deferred tax assets of approximately $162.9 million prior to a valuation allowance analysis of $167.0 million.

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

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	June 30, 2021	December 31, 2020
Due from affiliates:
Angolan joint venture (Sonatide)	$44,135	$41,623
Nigeria joint venture (DTDW)	20,787	20,427
	64,922	62,050
Due to affiliates:
Sonatide	$38,972	$32,767
DTDW	20,787	20,427
	59,759	53,194
Net due from affiliates	$5,163	$8,856

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide. The following table displays the activity in the due from affiliate account related to Sonatide for the period indicated:

Six Months
Ended
(In thousands)	June 30, 2021
Due from Sonatide at December 31, 2020	$41,623
Revenue earned by the company through Sonatide	17,187
Less amounts received from Sonatide	(14,632)
Other	(43)
Total due from Sonatide at June 30, 2021	$44,135

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

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at June 30, 2021 was approximately $5.2 million. Sonatide had approximately $9.6 million of cash on hand (approximately $0.4 million denominated in Angolan kwanzas) at June 30, 2021 plus approximately $6.8 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for possible additional changes in future periods based in part on available liquidity held by Sonatide. In the second quarter of 2021, we recorded a $1.0 million credit to the credit loss impairment account.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on our behalf.  The following table displays the activity in the due to affiliate account related to Sonatide for the period indicated:

Six Months
Ended
(In thousands)	June 30, 2021
Due to Sonatide at December 31, 2020	$32,767
Plus additional commissions payable to Sonatide	1,596
Plus amounts paid by Sonatide on behalf of the company	4,331
Other	278
Total due to Sonatide at June 30, 2021	$38,972

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues of Angolan operations (in thousands)	$9,075	$12,289	$18,367	$24,426
Percent of consolidated vessel revenues	10%	12%	11%	11%
Number of company owned vessels in Angola	23	26	22	27
Number of stacked company owned vessels in Angola	5	9	6	10

Amounts due from DTDW

We own 40% of DTDW. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of June 30, 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Based on current situations, operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture. In the second quarter of 2020, we recorded an affiliate credit loss impairment expense for the entire net due from DTDW balance as of June 30, 2020 totaling $12.1 million

Previously, DTDW had long-term debt of $4.7 million which was secured by the vessel owned by DTDW and guarantees from the DTDW partners (in proportion to their ownership interests). On April 22, 2021, we paid approximately $2.0 million, which was fully reserved on June 30, 2020, that represented our portion of the joint venture debt guarantee and our partner assumed the remaining joint venture debt which represented his portion of the guarantee.

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

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010. We contributed $0.8 million during each of the six months ended June 30, 2021 and 2020, respectively. We expect to contribute $0.8 million to the supplemental plan during the remainder of 2021. Our obligations under the supplemental plan were $22.8 million for both  June 30, 2021 and  December 31, 2020, respectively, and are included in “accrued expenses” and “other liabilities” in the condensed consolidated balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pension Benefits:
Service cost	$—	$(26)	$—	$14
Interest cost	543	2,273	1,086	2,498
Expected return on plan assets	(544)	(2,058)	(1,087)	(2,094)
Administrative expenses	—	(11)	—	12
Settlement loss	—	323	—	831
Amortization of net actuarial losses	37	35	73	(9)
Net periodic pension cost	$36	$536	$72	$1,252

(9)	DEBT

The following is a summary of all debt outstanding:

	June 30,	December 31,
(In thousands)	2021	2020
Secured notes:
8.00% Senior secured notes due August 2022 (A) (B) (C)	$135,210	$147,049
Troms Offshore borrowings (D):
NOK denominated notes due May 2024	2,810	5,954
NOK denominated notes due January 2026	7,287	14,559
USD denominated notes due January 2027	7,513	14,744
USD denominated notes due April 2027	7,444	15,669
	$160,264	$197,975
Debt premiums and discounts, net	(4,297)	(5,244)
Less: Current portion of long-term debt	(7,355)	(27,797)
Total long-term debt	$148,612	$164,934

(A)	As of June 30, 2021 and December 31, 2020 the fair value (Level 2) of the Senior Secured Notes was $138.3 million and $141.4 million, respectively.
(B)

The $20.3 million restricted cash on the balance sheet at June 30, 2021, represents approximately 65% of net proceeds from asset dispositions since the date of the last tender offer and is restricted by the terms of the Indenture.

(C)	During the six months ended June 30, 2021, we repurchased $11.8 million of the Senior Secured Notes at a premium of $0.1 million in open market transactions.
(D)

We pay principal and interest on these notes semi-annually. As of June 30, 2021 and  December 31, 2020, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $24.4 million and $51.6 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of June 30, 2021 was 5.0%.

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

An amendment and restatement of the Troms offshore credit agreement was executed in December 2020 whereby the financial covenants were conformed to match the November 2020 amendments to the covenants governing the Senior Secured Notes, and included an obligation to prepay (1) the amounts deferred in the 2017 amendment and restatement and (2) an additional amount that will not exceed $45 million representing a percentage of Senior Secured Notes prepayments. The prepayment associated with this amendment made in the first six months of 2021 totaled $23.3 million. Additional prepayment obligations of $3.5 million are due in the fourth quarter of 2021, and are reflected in current portion of long-term debt on our condensed consolidated balance sheet.

We currently intend to refinance all or a portion of the Senior Secured Notes during or prior to the fourth quarter of 2021. Although we believe we have several options available, there can be no assurance that we will be able to complete a refinancing of the Senior Secured Notes.

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

As of June 30, 2021, our property and equipment consist primarily of 145 active vessels, which excludes the 14 vessels we have classified as held for sale, located around the world. As of  December 31, 2020, our property and equipment consisted primarily of 149 active vessels, which excluded 23 vessels classified as held for sale.

A summary of properties and equipment is as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Properties and equipment:
Vessels and related equipment	$921,072	$940,175
Other properties and equipment	16,163	16,861
	937,235	957,036
Less accumulated depreciation and amortization	205,576	176,718
Properties and equipment, net	$731,659	$780,318

A summary of accrued expenses is as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Payroll and related payables	$16,447	$17,201
Accrued vessel expenses	16,680	17,129
Accrued interest expense	2,646	3,240
Other accrued expenses	14,759	14,852
	$50,532	$52,422

A summary of other current liabilities is as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Taxes payable	$22,027	$23,883
Other	6,798	8,902
	$28,825	$32,785

A summary of other liabilities is as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Pension liabilities	$31,324	$31,736
Liability for uncertain tax positions	36,511	35,304
Other	12,888	12,752
	$80,723	$79,792

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and six months ended June 30, 2021 and 2020. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Vessel revenues:
Americas	$23,481	$34,044	$49,705	$65,903
Middle East/Asia Pacific	25,628	23,983	50,042	48,811
Europe/Mediterranean	22,467	20,620	37,216	50,111
West Africa	16,938	22,328	32,544	48,124
Other operating revenues	1,439	1,369	3,950	5,763
	$89,953	$102,344	$173,457	$218,712
Vessel operating profit (loss):
Americas	$(4,940)	$4,505	$(6,591)	$3,341
Middle East/Asia Pacific	266	599	(1,587)	(257)
Europe/Mediterranean	(1,986)	(1,750)	(10,007)	(203)
West Africa	(5,355)	(3,984)	(12,122)	(8,847)
Other operating profit	858	1,198	2,302	2,919
	(11,157)	568	(28,005)	(3,047)
Corporate expenses	(9,070)	(8,910)	(16,575)	(18,952)
Long-lived asset impairments	—	(55,482)	—	(65,689)
Affiliate credit loss impairment (expense) credit	1,000	(53,581)	1,000	(53,581)
Affiliate guarantee obligation	—	(2,000)	—	(2,000)
Gain (loss) on asset dispositions, net	(932)	1,660	(2,880)	6,991
Operating loss	$(20,159)	$(117,745)	$(46,460)	$(136,278)
Depreciation and amortization:
Americas	$7,382	$8,073	$15,389	$15,569
Middle East/Asia Pacific	6,521	5,645	13,401	11,172
Europe/Mediterranean	7,225	6,793	14,709	13,612
West Africa	6,580	6,750	13,150	13,154
Corporate	841	883	1,627	1,744
	$28,549	$28,144	$58,276	$55,251
Additions to properties and equipment:
Middle East/Asia Pacific	$(50)	$503	(42)	1,183
Europe/Mediterranean	287	486	593	926
West Africa	59	(73)	554	678
Corporate	369	710	756	1,288
	$665	$1,626	$1,861	$4,075

The following table provides a comparison of total assets at June 30, 2021 and  December 31, 2020:

	June 30,	December 31,
(In thousands)	2021	2020
Total assets:
Americas	$312,520	$338,649
Middle East/Asia Pacific	196,231	226,422
Europe/Mediterranean	287,808	302,214
West Africa	237,227	242,825
Corporate	117,947	141,067
	$1,151,733	$1,251,177

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we abandoned the duplicate office facilities in four locations in the USA and Scotland with the final lease agreement ending in 2026. Activity for the lease exit and severance liabilities which are included in general and administrative expense for the six months ended June 30, 2021 was as follows:

	Lease
(In thousands)	Exit Costs	Total
Balance at December 31, 2020	$3,335	$3,335
General and administrative charges	113	113
Cash payments	(442)	(442)
Balance at June 30, 2021	$3,006	$3,006

Activity for the lease exit and severance liabilities for the six months ended June 30, 2020 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2019	$4,109	$272	$4,381
General and administrative charges	135	250	385
Cash payments	(459)	(416)	(875)
Balance at June 30, 2020	$3,785	$106	$3,891

(15)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

In the fourth quarter of 2019, we evaluated our fleet, primarily vessels that had been stacked for an extended period, for vessels to be considered for disposal and identified 46 vessels to be classified as held for sale. Beginning late in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil. The pandemic and oil price impact severely affected the oil and gas industry which caused us to re-evaluate the remainder of our stacked vessel fleet and expand our disposal program to include more vessels. In 2020, we added 32 vessels to our assets held for sale, sold 53 of the vessels that were classified as held for sale, and had 23 vessels, valued at $34.4 million, remaining in the held for sale account as of December 31, 2020. During the first six months of 2021, we sold eight of our vessels held for sale, re-activated one vessel from assets held for sale back into the active fleet and had 14 vessels, valued at $17.2 million, remaining in the held for sale account as of June 30, 2021. In addition, we sold five vessels from our active fleet in the first six months of 2021 and three vessels from our active fleet in the first six months of 2020. One of the active vessel sales was to a third-party operator which has a person in senior management who is an immediate family member of a Director. This vessel was sold for proceeds of $11.4 million, all of which has been collected as of June 30, 2021, and we recognized a gain of $4.3 million on the sale. The total vessel and other sales in the first six months of 2021 contributed approximately $29.4 million in proceeds and we incurred a net $2.9 million loss on the dispositions. The vessel and other sales in the first six months of 2020 contributed $20.9 million in proceeds and we recognized a $7.0 million net gain on the dispositions.

During the first six months of 2020, we recorded $65.7 million in impairment related to revaluation of our assets held for sale. In the first six months of 2021, we did not add any vessels to our held for sale account and we did not record any additional impairment to the value of vessels in the held for sale account. We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We determined the fair value of the vessels held for sale using two methodologies depending on the vessel and on our planned method of disposition. We designated certain vessels to be recycled and valued those vessels using recycling yard pricing schedules based on dollars per ton. We generally value vessels that will be sold rather than recycled at the midpoint of a value range based on sales agreements or using comparative sales in the marketplace. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

The following table presents the activity in our asset held for sale account for the periods indicated:

(In thousands, except for number of vessels data)	Number of Vessels	Three Months Ended June 30, 2021	Number of Vessels	Three Months Ended June 30, 2020	Number of Vessels	Six Months Ended June 30, 2021	Number of Vessels	Six Months Ended June 30, 2020
Beginning balance	20	$31,214	38	$26,142	23	$34,396	46	$39,287
Additions	—	—	22	65,811	—	—	22	65,811
Sales	(5)	(11,000)	(14)	(7,407)	(8)	(14,182)	(22)	(10,345)
Transfers	(1)	(3,000)	—	—	(1)	(3,000)		—
Impairment	—		—	(55,482)	—	—	—	(65,689)
Ending balance	14	17,214	46	$29,064	14	$17,214	46	$29,064

In the second quarter of 2020, we revalued 24 vessels to net realizable value recording incremental impairment expense of $5.6 million. At June 30, 2020, we identified an additional 22 vessels to be reclassified as assets held for sale with a value of $49.9 million for which we subsequently recognized an impairment expense of $49.9 million.

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach. By mid- March, when the World Health Organization declared the outbreak to be a pandemic (the COVID-19 pandemic), much of the industrialized world had initiated severe measures to lessen its impact. The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption beginning in the first quarter of 2020. With respect to our particular sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments imposed travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread. During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Combined, these conditions adversely affected our operations and business beginning in the latter part of the first quarter of 2020 and continuing throughout the remainder of 2020 and through the first six months of 2021. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of COVID-19 on offshore operations. Further, these conditions, separately or together, have continued to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, as of March 31, 2020 and  June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the COVID-19 pandemic and oil price environment stabilized and in the fourth quarter of 2020 industry conditions marginally improved. Similarly, in the first six months of 2021 we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of June 30, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks and uncertainties include, without limitation, the risks related to fluctuations in worldwide energy demand and oil and natural gas prices, and levels of oil and natural gas prices including the levels to support offshore exploration and development activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, as amended on April 30, 2021.

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

At June 30, 2021, we owned 159 vessels (excluding three joint venture vessels), 145 of which are available to serve the global energy industry and 14 of which are available for immediate sale. The average age of our 145 active vessels at June 30, 2021 is 10.5 years.

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

DTDW

We own 40% of DTDW. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of June 30, 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Based on current situations, operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture.

Previously, DTDW had long-term debt of $4.7 million which was secured by the vessel owned by DTDW and guarantees from the DTDW partners (in proportion to their ownership interests). On April 22, 2021, we paid approximately $2.0 million, which represented our portion of the joint venture debt guarantee and our partner assumed the remaining joint venture debt which represented his portion of the guarantee.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. In addition, offshore oil and gas exploration and development activities have traditionally required higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Beginning in late 2014, oil prices declined significantly from levels of over $100.00 per barrel and continued to decline throughout 2015 and into 2016 causing an industry-wide downturn. Prices began to stabilize in the $50.00 to $60.00 per barrel range in 2019 and early 2020. However, in the first quarter of 2020 the industry was severely impacted by a global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices. Oil prices have recovered in 2021 to levels greater than experienced since 2018, currently trading over $70.00 per barrel. In spite of the price recovery, there are lingering effects of the COVID-19 pandemic in the activity levels of our customers. Our customers have not significantly increased offshore drilling/completion activities with improved oil prices. In addition, there has been recent social pressure on our customers related to environmental, social and governance (ESG) factors. A possible impact on our business of these factors could be a move away from exploration and development of fossil fuels. Many of our large international customers have already issued statements supporting changes in their future business plans to move toward a lower environmental impact which has effectively delayed the recovery in our business that would be expected with current price levels.

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations. We implemented various protocols for both onshore and offshore personnel in efforts to limit this impact. Any spread of COVID-19 to our onshore workforce or key management personnel could prevent us from supporting our offshore operations, reduce productivity as our onshore personnel continue to work remotely, and disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all of a vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue. We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions are expected to continue despite our efforts at mitigating them. To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings.

The effect on our business has included lockdowns of shipyards performing drydocks which delays vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and first and second quarter 2021 revenues by approximately 8% and 2% respectively. In addition, in the year ended December 31, 2020 and the six months ended June 30, 2021, we incurred approximately $18.0 million and $3.9 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations. There may be additional cancellations or delays.

As a company, we have undertaken several measures to allow us to recover as soon as possible:

•	Planned capital and drydock expenditures tied to contracts referenced above have been temporarily delayed or cancelled.
•	We have the ability to rapidly respond to contract cancellations and delays, and have removed the crews and shut down operations, depending on contract terms, on vessels associated with cancelled or delayed contracts. We continue to evaluate our general and administrative costs to reflect the current demand for our offshore support vessels.

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

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, as of March 31, 2020 and June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized and in the fourth quarter industry conditions marginally improved. Similarly, during the first six months of 2021, we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of June 30, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations – Three Months Ended June 30, 2021 compared to June 30, 2020

Revenues for the quarters ended June 30, 2021 and 2020 were $90.0 million and $102.3 million, respectively. The $12.3 million decrease in revenue is primarily due to a decrease in capacity, primarily as a result of contract cancellations and reduced demand arising from the effects of COVID-19 and crude oil prices. Overall, we had 20 less average active vessels in the second quarter of 2021 than in the second quarter of 2020. The decreased capacity was partially offset by increased active utilization from 74.5% in 2020 to 78.4% in 2021. Average day rates decreased slightly from $10,799 per day in 2020 to $10,435 in 2021.

Vessel operating costs for the quarters ended June 30, 2021 and 2020 were $64.3 million and $64.8 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 20 less active vessels in our fleet in the first quarter of 2021 compared to the first quarter of 2020, largely due to the downturn caused by the pandemic. There was only a slight decrease in spite of the significant decrease in vessels as we experienced higher than normal repair and maintenance costs in the quarter and we have also reactivated vessels as a result of new contracts and in anticipation of additional new contracts as the market recovers.

Depreciation and amortization expense for the quarters ended June 30, 2021 and 2020 were $28.5 million and $28.1 million, respectively, largely due to an increase in amortization expense related to deferred drydock expenditures and increase in depreciation due to change in estimated vessel salvage values.

General and administrative expenses for the quarters ended June 30, 2021 and 2020 were $16.8 million and $17.6 million, respectively. The decrease is primarily due to decreased personnel and benefit costs related to the significant cost cutting measures that have been implemented due to the current downturn.

Included in gain (loss) on asset dispositions, net for the quarter ended June 30, 2021, are $0.9 million of net losses from the disposal of seven vessels and other assets. During the quarter ended June 30, 2020, we recognized gains of $1.7 million related to the disposal of 16 vessels and other assets.

Long-lived asset impairment, affiliate credit loss impairment expense and affiliate guarantee obligation during the quarters ended June 30, 2021 and 2020, were a $1.0 million credit and $111.1 million expense, respectively. In the prior year quarter we recorded $55.5 million of impairment expense related to valuation of our assets held for sale, $53.6 million affiliate credit loss impairment expense relating to the valuation of our net receivables from our joint ventures in Africa and $2.0 million of impairment related to a guarantee of long term debt of one of our African joint ventures. The credit in 2021 is due to a revaluation of the credit losses of the African joint venture.

We recorded a $17.2 million of dividend income from one of our African joint ventures in the three months ended June 30, 2020.

Interest expense for the quarters ended June 30, 2021 and 2020, was $3.9 million and $6.0 million, respectively. Since July 1, 2020, we paid down $132.8 million of our Senior Secured Notes and TROMS debt which reduced our interest expense.

During the quarter ended June 30, 2021, we recognized foreign exchange gains of $0.4 million and during the quarter ended June 30, 2020 we recognized foreign exchange losses of $2.1 million.

The tax expense for the three months ended June 30, 2021 was $6.0 million compared to an income tax expense of $2.7 million for the three months ending June 30, 2020. The increase of $3.3 million resulted from higher foreign tax expenses in the current quarter. The tax expense for the three months ended June 30, 2021 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

Results of Operations – Six Months Ended June 30, 2021 compared to June 30, 2020

Revenues for the six months ended June 30, 2021 and 2020 were $173.5 million and $218.7 million, respectively. The $45.2 million decrease in revenue is primarily due to a decrease in capacity, primarily as a result of contract cancellations and reduced demand arising from the effects of COVID-19 and crude oil prices. Overall, we had 28 less average active vessels in the first six months of 2021 than in the first six months of 2020. Active utilization increased slightly from 76.6% in 2020 to 78.0% in 2021. Average day rates decreased slightly from $10,513 per day in 2020 to $10,219 in 2021.

Vessel operating costs for the six months ended June 30, 2021 and 2020 were $125.3 million and $143.6 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 28 less active vessels in our fleet in the first six months of 2021 compared to the first six months of 2020 largely due to the downturn caused by the pandemic.

Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 were $58.3 million and $55.3 million, respectively, largely due to an increase in amortization expense related to deferred drydock expenditures and increase in depreciation due to change in estimated vessel salvage values.

General and administrative expenses for the six months ended June 30, 2021 and 2020 were $32.8 million and $39.0 million, respectively. The decrease is primarily due to decreased personnel and benefit costs related to the significant cost cutting measures that have been implemented due to the current downturn.

Included in gain (loss) on asset dispositions, net for the six months ended June 30, 2021, are $2.9 million of net losses from the disposal of 13 vessels and other assets. During the six months ended June 30, 2020, we recognized gains of $7.0 million related to the disposal of 25 vessels and other assets.

Long-lived asset impairment, affiliate credit loss impairment expense and affiliate guarantee obligation during the six months ended June 30, 2021 and 2020, was a $1.0 million credit and $121.3 million expense, respectively. In the prior year period, we recorded $65.7 million of impairment expense related to valuation of our assets held for sale, $53.6 million affiliate credit loss impairment expense relating to the valuation of our net receivables from our joint ventures in Africa and $2.0 million of impairment related to a guarantee of long-term debt of our Nigerian joint venture. The credit in 2021 is due to a revaluation of the credit losses of the Angolan joint venture.

We recorded $17.2 million of dividend income from one of our African joint ventures in the six months ended June 30, 2020.

Interest expense for the six months ended June 30, 2021 and 2020, was $8.5 million and $12.1 million, respectively. Since July 1, 2020, we paid down $132.8 million of our Senior Notes and TROMS debt which reduced our interest expense.

During the six months ended June 30, 2021, we recognized foreign exchange losses of $0.4 million and during the six months ended June 30, 2020 we recognized foreign exchange losses of $1.2 million.

The tax expense for the six months ended June 30, 2021 was $8.0 million compared to an income tax benefit of $2.4 million for the six months ended June 30, 2020. The increase of $10.4 million resulted from the prior year period including the beneficial impact of a change in the tax laws (primarily the Cares Act refund) and higher foreign tax expenses in the current period. The tax expense for the six months ended June 30, 2021 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(In thousands)		%		%		%		%
Vessel revenues:
Americas	$23,481	27%	$34,044	34%	$49,705	29%	$65,903	31%
Middle East/Asia Pacific	25,628	29%	23,983	24%	50,042	30%	48,811	23%
Europe/Mediterranean	22,467	25%	20,620	20%	37,216	22%	50,111	24%
West Africa	16,938	19%	22,328	22%	32,544	19%	48,124	23%
Total vessel revenues	$88,514	100%	$100,975	100%	$169,507	100%	$212,949	100%
Vessel operating costs:
Americas:
Crew costs	$11,132	47%	$13,138	39%	$21,726	44%	$27,324	41%
Repair and maintenance	2,192	9%	1,703	5%	4,906	10%	3,874	6%
Insurance	(30)	(0)%	427	1%	170	0%	844	1%
Fuel, lube and supplies	1,952	8%	1,373	4%	3,726	7%	3,988	6%
Other	2,972	13%	1,956	6%	4,952	10%	4,629	7%
	$18,218	78%	$18,597	55%	$35,480	71%	$40,659	62%
Middle East/Asia Pacific:
Crew costs	$9,910	39%	$8,726	36%	$19,549	39%	$18,811	39%
Repair and maintenance	2,632	10%	2,196	9%	5,291	11%	4,782	10%
Insurance	37	0%	739	3%	(187)	(0)%	1,330	3%
Fuel, lube and supplies	1,494	6%	1,405	6%	3,063	6%	4,070	8%
Other	2,692	10%	2,412	10%	5,651	11%	4,108	8%
	$16,765	65%	$15,478	65%	$33,367	67%	$33,101	68%
Europe/Mediterranean :
Crew costs	$10,519	47%	$9,707	47%	$19,541	53%	$21,403	43%
Repair and maintenance	2,244	10%	1,278	6%	3,917	11%	4,419	9%
Insurance	(131)	(1)%	420	2%	168	0%	851	2%
Fuel, lube and supplies	864	4%	924	4%	1,623	4%	2,022	4%
Other	1,803	8%	1,547	8%	3,510	9%	4,069	8%
	$15,299	68%	$13,876	67%	$28,759	77%	$32,764	65%
West Africa:
Crew costs	$6,124	36%	$7,120	32%	$12,031	37%	$15,640	32%
Repair and maintenance	2,466	15%	1,479	7%	4,857	15%	4,179	9%
Insurance	(13)	(0)%	424	2%	335	1%	770	2%
Fuel, lube and supplies	2,231	13%	2,681	12%	3,989	12%	6,055	13%
Other	3,173	19%	5,119	23%	6,465	20%	10,431	22%
	$13,981	83%	$16,823	75%	$27,677	85%	$37,075	77%
Vessel operating costs:
Crew costs	$37,685	43%	$38,691	38%	$72,847	43%	$83,178	39%
Repair and maintenance	9,534	11%	6,656	7%	18,971	11%	17,254	8%
Insurance	(137)	(0)%	2,010	2%	486	1%	3,795	2%
Fuel, lube and supplies	6,541	7%	6,383	6%	12,401	7%	16,135	8%
Other	10,640	12%	11,034	11%	20,578	12%	23,237	11%
Total vessel operating costs	$64,263	73%	$64,774	64%	$125,283	74%	$143,599	67%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(In thousands)		%		%		%		%
Segment general and administrative expenses:
Americas	$2,822	12%	$2,869	8%	$5,427	11%	$6,334	10%
Middle East/Asia Pacific	2,076	8%	2,261	9%	4,861	10%	4,795	10%
Europe/Mediterranean	1,928	9%	1,700	8%	3,755	10%	3,938	8%
West Africa	1,733	10%	2,741	12%	3,840	12%	6,742	14%
Total segment general and administrative expenses	$8,559	10%	$9,571	9%	$17,883	11%	$21,809	10%

The following table presents segment depreciation and amortization expense by our four geographic segments, the related segment vessel depreciation and amortization expense as a percentage of segment vessel revenues, total segment depreciation and amortization expense and the related total segment depreciation and amortization expense as a percentage of total vessel revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(In thousands)		%		%		%		%
Segment depreciation and amortization expense:
Americas	$7,382	31%	$8,073	24%	$15,389	31%	$15,569	24%
Middle East/Asia Pacific	6,521	25%	5,645	24%	13,401	27%	11,172	23%
Europe/Mediterranean	7,225	32%	6,793	33%	14,709	40%	13,612	27%
West Africa	6,580	39%	6,750	30%	13,150	40%	13,154	27%
Total segment depreciation and amortization expense	$27,708	31%	$27,261	27%	$56,649	33%	$53,507	25%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(In thousands)		%		%		%		%
Vessel operating profit (loss):
Americas	$(4,940)	(5)%	$4,505	4%	$(6,591)	(4)%	$3,341	2%
Middle East/Asia Pacific	266	0%	599	1%	(1,587)	(1)%	(257)	0%
Europe/Mediterranean	(1,986)	(2)%	(1,750)	(2)%	(10,007)	(6)%	(203)	0%
West Africa	(5,355)	(6)%	(3,984)	(4)%	(12,122)	(7)%	(8,847)	(4)%
Other operating profit	858	1%	1,198	1%	2,302	1%	2,919	1%
	(11,157)	(12)%	568	1%	(28,005)	(16)%	(3,047)	(1)%
Corporate expenses	(9,070)	(10)%	(8,910)	(9)%	(16,575)	(10)%	(18,952)	(9)%
Gain (loss) on asset dispositions, net	(932)	(1)%	1,660	2%	(2,880)	(2)%	6,991	3%
Affiliate credit loss impairment (expense) credit	1,000	1%	(53,581)	(52)%	1,000	1%	(53,581)	(24)%
Affiliate guarantee obligation	—	0%	(2,000)	(2)%	—	0%	(2,000)	(1)%
Long-lived asset impairments	—	0%	(55,482)	(54)%	—	0%	(65,689)	(30)%
Operating loss	$(20,159)	(22)%	$(117,745)	(115)%	$(46,460)	(27)%	$(136,278)	(62)%

Results for three months ended June 30, 2021 compared to June 30, 2020

Americas Segment Operations.  Vessel revenues in the Americas segment decreased 31%, or $10.6 million, during the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. This decrease is primarily the result of less demand due to the pandemic. We had eight less average active vessels in the quarter ended June 30, 2021 than the comparable prior year period. Active utilization for the quarter ended June 30, 2021 decreased to 76.4% from 88.6% and average day rates increased by 2%.

Vessel operating loss for the Americas segment for the quarter ended June 30, 2021 was $4.9 million, compared to $4.5 million operating profit for the quarter ended June 30, 2020. The increase in operating loss was due to the decrease in revenue partially offset by lower operating expenses, resulting mainly from the decrease in active vessels and the cost saving measures taken in the first quarter of 2020 in response to the effect of the pandemic and a $0.7 million decrease in depreciation and amortization. The decrease in depreciation and amortization was primarily due to lower amortization of deferred drydock costs. General and administrative expenses remained flat quarter over quarter, reflecting our immediate cost reduction efforts at the beginning of the COVID-19 pandemic.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 7%, or $1.6 million, during the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. Active utilization for the quarter ended June 30, 2021 increased to 88.6% from 75.9% and average day rates increased 7% but were offset by the effect of six less average active vessels.

The Middle East/Asia Pacific segment reported an operating profit of $0.3 million for the quarter ended June 30, 2021, compared to an operating profit of $0.6 million for the quarter ended June 30, 2020. The revenue increase coupled with a $0.2 million decrease in general and administrative costs were offset by increases in operating expenses of $1.3 million, resulting from increased repair and maintenance cost, higher crew and depreciation and amortization expenses of $0.9 million due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs. The current downturn has not significantly impacted this segment’s operations.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 9%, or $1.8 million, during the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. The increased revenue was primarily attributable to one additional active vessel combined with higher average day rates and higher active utilization. Average days rates increased from $12,689 in the second quarter of 2020 to $13,005 in the second quarter of 2021. Active utilization increased in the same periods from 88.6% to 90.6%. The increases were the result of increased activity as the market recovers.

The Europe/Mediterranean segment reported an operating loss of $2.0 million for the quarter ended June 30, 2021, compared to an operating loss of $1.8 million for the quarter ended June 30, 2020 as the increased revenue was  offset by $1.4 million in higher operating costs, related to higher repairs and maintenance and higher crew costs, $0.2 million of higher general and administrative costs, and $0.4 million of higher depreciation and amortization expense. These cost increases resulted primarily from increased vessel activity.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 24% or $5.4 million, during the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. The West Africa active vessel fleet decreased by seven vessels during the comparative periods. West Africa segment active utilization increased from 55.0% during the quarter ended June 30, 2020 to 61.8% during the quarter ended June 30, 2021. However, average day rates decreased 20% due to the change in the mix of remaining contracts. The decreases in revenue are almost entirely the result of lower demand caused by the pandemic.

Vessel operating loss for the West Africa segment increased from $4.0 million for the quarter ended June 30, 2020 to $5.4 million in the quarter ended June 30, 2021 primarily due to decreased revenue partially offset by $2.8 million in lower operating costs and $1.0 million in lower general and administrative costs primarily related to the decrease in active vessels and the cost saving measures taken in 2020.

Results for six months ended June 30, 2021 compared to June 30, 2020

Americas Segment Operations.  Vessel revenues in the Americas segment decreased 25%, or $16.2 million, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease is primarily the result of less demand due to the pandemic. We had eight less average active vessels in the six months ended June 30, 2021 than the comparable prior year period. Active utilization for the quarter ended June 30, 2021 decreased to 82.4% from 87.1%. Average day rates were relatively flat for the comparable periods.

Vessel operating loss for the Americas segment for the six months ended June 30, 2021 was $6.6 million, compared to a $3.3 million operating profit for the six months ended June 30, 2020. The increase in operating loss was due to the decrease in revenue partially offset by a $5.2 million decrease in operating expenses and a $0.9 million decrease in general and administrative expenses, resulting mainly from the decrease in active vessels, and the intensive cost saving measures taken in the first half of 2020 in response to the effect of the COVID-19 pandemic.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 3%, or $1.2 million, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Active utilization for the six months ended June 30, 2021 increased to 86.3% from 76.8% and average day rates increased 8% but were offset by the effect of six less average active vessels.

The Middle East/Asia Pacific segment reported an operating loss of $1.6 million for the six months ended June 30, 2021, compared to an operating loss of $0.3 million for the six months ended June 30, 2020 as the revenue increase was offset primarily due to a $2.2 million increase in depreciation and amortization due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs. The current downturn has not significantly impacted this segment’s operations.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 26%, or $12.9 million, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The decreased revenue was primarily attributable to six less active vessels combined with slightly lower average day rates and slightly lower active utilization. The decreases in revenue are almost entirely the result of lower demand caused by the effect of the pandemic.

The Europe/Mediterranean segment reported an operating loss of $10.0 million for the six months ended June 30, 2021, compared to an operating loss of $0.2 million for the six months ended June 30, 2020 due to decreased revenue and a $1.1 million increase in depreciation and amortization partially offset by $4.0 million in lower operating costs and a $0.2 million decrease in general and administrative costs, resulting primarily from the decrease in active vessels and the intensive cost saving measures taken in 2020 in response to the effect of the pandemic.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 32% or $15.6 million, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The West Africa active vessel fleet decreased by eight vessels during the comparative periods. West Africa segment active utilization decreased as well from 61.5% during the six months ended June 30, 2020 to 60.8% during the six months ended June 30, 2021 and average day rates decreased 14% due to the change in the mix of remaining contracts. The decreases in revenue are almost entirely the result of lower demand caused by the pandemic.

Vessel operating loss for the West Africa segment increased from $8.8 million for the six months ended June 30, 2020 to $12.1 million in the six months ended June 30, 2021 primarily due to decreased revenue partially offset by $9.4 million in lower operating costs primarily related to the decrease in active vessels and the cost saving measures taken in 2020. In addition, general and administrative costs decreased by $2.9 million also resulting from intensive cost saving measures taken in the first half of 2020 in response to the effect of the pandemic.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but do not include vessels owned by joint ventures (three vessels at both June 30, 2021 and 2020). Active utilization is calculated on active vessels (which excludes vessels held for sale). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
SEGMENT STATISTICS:
Americas fleet:
Utilization	51.0%	58.3%	56.1%	57.7%
Active utilization	76.4%	88.6%	82.4%	87.1%
Average vessel day rates	13,162	12,865	12,444	12,355
Average total vessels	38	50	39	51
Average stacked vessels	(13)	(17)	(13)	(17)
Average active vessels	25	33	26	34

Middle East/Asia Pacific fleet:
Utilization	85.5%	63.0%	81.6%	63.0%
Active utilization	88.6%	75.9%	86.3%	76.8%
Average vessel day rates	8,593	8,009	8,550	7,934
Average total vessels	38	52	40	54
Average stacked vessels	(1)	(9)	(2)	(10)
Average active vessels	37	43	38	44

Europe/Mediterranean fleet:
Utilization	64.7%	48.6%	54.5%	56.5%
Active utilization	90.6%	88.6%	86.5%	87.8%
Average vessel day rates	13,005	12,689	12,570	12,586
Average total vessels	29	37	30	39
Average stacked vessels	(8)	(17)	(11)	(14)
Average active vessels	21	20	19	25

West Africa fleet:
Utilization	38.1%	36.5%	36.1%	41.2%
Active utilization	61.8%	55.0%	60.8%	61.5%
Average vessel day rates	8,521	10,711	8,611	10,049
Average total vessels	57	63	58	64
Average stacked vessels	(22)	(21)	(23)	(21)
Average active vessels	35	42	35	43

Worldwide fleet:
Utilization	57.0%	50.9%	55.0%	53.7%
Active utilization	78.4%	74.5%	78.0%	76.6%
Average vessel day rates	10,435	10,799	10,219	10,513
Average total vessels	162	202	167	208
Average stacked vessels	(44)	(64)	(49)	(62)
Average active vessels	118	138	118	146

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We had 40 and 63 stacked vessels at June 30, 2021 and 2020, respectively. Total stacking costs (operating expenses) for the three months and six months ended June 30, 2021 were $3.8 million and $9.2 million, respectively. Total stacking costs (operating expenses) for the three months and six months ended June 30, 2020 were $4.8 million and $8.7 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales during the first six months of 2021 included eight vessels that were classified as assets held for sale and five vessels from our active fleet.

Liquidity, Capital Resources and Other Matters

Availability of Cash

As of June 30, 2021, we had $153.9 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Debt

As of June 30, 2021, we had $156.0 million of debt, net of discount, on our consolidated balance sheet of which $7.4 million is due within one year. Of this amount, our Senior Secured Notes total $135.2 million, which is due in August 2022. The Secured Notes have a quarterly minimum trailing year interest coverage requirement, however compliance with this covenant has been waived from April 2021 through December 31, 2021. Minimum liquidity requirements and other covenants are set forth in the amended Indenture. In addition, we have $25.1 million of long-term debt in a subsidiary that is collateralized by certain of the subsidiary’s vessels. This debt has similar covenants as the Secured Notes. We currently intend to refinance all or a portion of the Senior Notes in or prior to the fourth quarter of 2021. Although we believe we have several options available, there can be no assurance that we will be able to complete a refinancing of the Senior Secured Notes.

We believe that our $153.9 million in cash on hand, plus cash generated from our operations and asset sales in 2021 will be sufficient to meet our debt obligations in 2021. Refer to Note (9) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our indebtedness.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $10.6 million and net cash used in operating activities for the six months ended June 30, 2020 was $12.8 million, respectively.

Net cash provided by operations for the six months ended June 30, 2021 reflects a net loss of $65.2 million, which includes non-cash depreciation and amortization of $58.3 million and net losses on asset dispositions of $2.9 million. Combined changes in operating assets and liabilities and in amounts due to/from affiliate provided $17.0 million in cash, and cash paid for deferred drydock and survey costs was $6.8 million.

Net cash used in operations for the six months ended June 30, 2020 reflects a net loss of $129.4 million, which includes non-cash depreciation and amortization of $55.3 million, long-lived asset impairments of $65.7 million, an affiliate credit loss impairment of $53.6 million and approximately $7.0 million of gains on asset sales. Cash paid for deferred drydocking and survey costs was $29.0 million, and combined changes in operating assets and liabilities and in amounts due to/due/from affiliate used $28.3 million in cash.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 and 2020, was $27.7 million and $16.8 million, respectively. Net cash provided by investing activities for the six months ended June 30, 2021 reflects the receipt of $29.6 million primarily related to the sale of 13 vessels. Additions to properties and equipment were comprised of approximately $1.1 million in capitalized upgrades to existing vessels and equipment and $0.8 million for other property and IT equipment purchases and development work.

Net cash provided by investing activities for the six months ended June 30, 2020 primarily reflects the receipt of $20.9 million related to the sale or recycling of 25 vessels. Additions to properties and equipment were comprised of approximately $2.8 million in capitalized upgrades to existing vessels and equipment and $1.3 million for other property and equipment purchases.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 and 2020 was $39.6 million and $5.4 million, respectively. Net cash used in financing activities for the six months ended June 30, 2021 included $11.8 million of repurchases of the Secured Notes in open market transactions, $26.1 million of scheduled semiannual principal payments and prepayments on Troms offshore debt and $0.9 million of debt modification costs.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended June 30, 2021 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, as amended on April 30, 2021.

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

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K filed on April 14, 2020, File No. 1-6311).

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

10.9	Cooperation Agreement, dated May 3, 2021, by and among Tidewater Inc., The Ravenswood Investment Company L.P., Robotti & Company, Incorporated, Robotti & Company Advisors, LLC, Robotti Securities, LLC, Ravenswood Management Company, L.L.C., Ravenswood Investments III, L.P., the Suzanne & Robert Robotti Foundation Inc., Suzanne Robotti and Robert E. Robotti (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 3, 2021, File No. 1-6311).

10.10	Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 21, 2021, File No. 1-6311).

10.11*	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors).

10.12*	Form of Incentive Agreement for the Grant of Restricted Stock under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors).

10.13*	Non-employee Directors Deferred Compensation Plan.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 9, 2021	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)