Form 10-Q
period 2021-09-30
TIDEWATER INC
filed 2021-11-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 41,279,272 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 31, 2021.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$127,414	$149,933
Restricted cash	24,092	2,079
Trade and other receivables, less allowance for credit losses of $2,134 and $1,516 at September 30, 2021 and December 31, 2020, respectively	86,015	112,623
Due from affiliates, less allowance for credit losses of $70,638 and $71,800 at September 30, 2021 and December 31, 2020, respectively	68,217	62,050
Marine operating supplies	13,335	15,876
Assets held for sale	17,891	34,396
Prepaid expenses and other current assets	13,129	11,692
Total current assets	350,093	388,649
Net properties and equipment	709,324	780,318
Deferred drydocking and survey costs	40,510	56,468
Other assets	23,146	25,742
Total assets	$1,123,073	$1,251,177

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,042	$16,981
Accrued expenses	52,133	52,422
Due to affiliates	59,571	53,194
Current portion of long-term debt	140,995	27,797
Other current liabilities	29,139	32,785
Total current liabilities	299,880	183,179
Long-term debt	14,139	164,934
Other liabilities	74,442	79,792

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 41,277,377 and 40,704,984 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	41	41
Additional paid-in capital	1,375,215	1,371,809
Accumulated deficit	(639,966)	(548,931)
Accumulated other comprehensive loss	(1,289)	(804)
Total stockholders’ equity	734,001	822,115
Noncontrolling interests	611	1,157
Total equity	734,612	823,272
Total liabilities and equity	$1,123,073	$1,251,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Vessel revenues	$91,634	$85,395	$261,141	$298,344
Other operating revenues	767	1,072	4,717	6,835
	92,401	86,467	265,858	305,179
Costs and expenses:
Vessel operating costs	65,344	61,784	190,627	205,383
Costs of other operating revenues	355	219	2,003	3,063
General and administrative	18,045	17,438	50,875	56,455
Depreciation and amortization	27,980	30,777	86,256	86,028
Long-lived asset impairments	2,167	1,945	2,167	67,634
Affiliate credit loss impairment expense (credit)	—	—	(1,000)	53,581
Affiliate guarantee obligation	—	—	—	2,000
(Gain) loss on asset dispositions, net	74	(520)	2,954	(7,511)
	113,965	111,643	333,882	466,633
Operating loss	(21,564)	(25,176)	(68,024)	(161,454)
Other income (expense):
Foreign exchange loss	(523)	(1,153)	(951)	(2,365)
Equity in net earnings (losses) of unconsolidated companies	100	—	(1,697)	—
Dividend income from unconsolidated company	—	—	—	17,150
Interest income and other, net	148	272	179	1,084
Interest and other debt costs, net	(3,681)	(6,071)	(12,166)	(18,172)
	(3,956)	(6,952)	(14,635)	(2,303)
Loss before income taxes	(25,520)	(32,128)	(82,659)	(163,757)
Income tax expense	887	5,953	8,922	3,512
Net loss	$(26,407)	$(38,081)	$(91,581)	$(167,269)
Net loss attributable to noncontrolling interests	(149)	(154)	(546)	(274)
Net loss attributable to Tidewater Inc.	$(26,258)	$(37,927)	$(91,035)	$(166,995)
Basic loss per common share	$(0.64)	$(0.94)	$(2.22)	$(4.15)
Diluted loss per common share	$(0.64)	$(0.94)	$(2.22)	$(4.15)
Weighted average common shares outstanding	41,132	40,405	40,918	40,271
Adjusted weighted average common shares	41,132	40,405	40,918	40,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(26,407)	$(38,081)	$(91,581)	$(167,269)
Other comprehensive income (loss):
Change in pension plan and supplemental pension plan liability, net of tax of $0, $0.2 million, $0 and $0.4 million, respectively	(207)	525	(485)	1,342
Total comprehensive loss	$(26,614)	$(37,556)	$(92,066)	$(165,927)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Operating activities:
Net loss	$(91,581)	$(167,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,605	53,614
Amortization of deferred drydocking and survey costs	31,651	32,414
Amortization of debt premium and discounts	2,662	2,418
Provision for deferred income taxes	167	107
(Gain) loss on asset dispositions, net	2,954	(7,511)
Loss on debt extinguishment	59	—
Affiliate credit loss impairment expense (credit)	(1,000)	53,581
Affiliate guarantee obligation	—	2,000
Long-lived asset impairments	2,167	67,634
Stock-based compensation expense	4,199	3,959
Changes in assets and liabilities, net:
Trade and other receivables	26,608	9,434
Changes in due to/from affiliates, net	1,210	9,852
Accounts payable	1,061	(14,548)
Accrued expenses	(473)	(18,189)
Deferred drydocking and survey costs	(17,388)	(29,499)
Other, net	(8,833)	3,809
Net cash provided by operating activities	8,068	1,806
Cash flows from investing activities:
Proceeds from asset dispositions	33,956	31,498
Additions to properties and equipment	(2,583)	(4,682)
Net cash provided by investing activities	31,373	26,816
Cash flows from financing activities:
Principal payments on long-term debt	(39,259)	(33,520)
Debt modification costs	(855)	—
Debt extinguishment premium	(59)	—
Tax on share-based awards	(793)	(702)
Net cash used in financing activities	(40,966)	(34,222)
Net change in cash, cash equivalents and restricted cash	(1,525)	(5,600)
Cash, cash equivalents and restricted cash at beginning of period	155,225	227,608
Cash, cash equivalents and restricted cash at end of period	$153,700	$222,008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,083	$16,169
Income taxes	$14,735	$9,940

Cash, cash equivalents and restricted cash at September 30, 2021 includes $2.2 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at June 30, 2021	$41	$1,373,727	$(613,708)	$(1,082)	$760	$759,738
Total comprehensive loss	—	—	(26,258)	(207)	(149)	(26,614)
Amortization of share-based awards	—	1,488	—	—	—	1,488
Balance at September 30, 2021	$41	$1,375,215	$(639,966)	$(1,289)	$611	$734,612

Balance at June 30, 2020	$40	$1,369,645	$(481,757)	$581	$1,491	$890,000
Total comprehensive income (loss)	—	—	(37,927)	525	(154)	(37,556)
Amortization of share-based awards	—	1,133	—	—	—	1,133
Balance at September 30, 2020	$40	$1,370,778	$(519,684)	$1,106	$1,337	$853,577

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2020	$41	$1,371,809	$(548,931)	$(804)	$1,157	$823,272
Total comprehensive loss	—	—	(91,035)	(485)	(546)	(92,066)
Amortization of share-based awards	—	3,406	—	—	—	3,406
Balance at September 30, 2021	$41	$1,375,215	$(639,966)	$(1,289)	$611	$734,612

Balance at December 31, 2019	$40	$1,367,521	$(352,526)	$(236)	$1,611	$1,016,410
Total comprehensive income (loss)	—	—	(166,995)	1,342	(274)	(165,927)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Amortization of share-based awards	—	3,257	—	—	—	3,257
Balance at September 30, 2020	$40	$1,370,778	$(519,684)	$1,106	$1,337	$853,577

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Activity in the allowance for credit losses for the nine months ended September 30, 2021 is as follows:

	Trade	Due
	and Other	from
(In thousands)	Receivables	Affiliates
Balance at January 1, 2021	$1,516	$71,800
Current period provision for expected credit losses	707	(1,000)
Write offs	(89)	—
Other	—	(162)
Balance at September 30, 2021	$2,134	$70,638

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2021, we had $0.9 million and $4.1 million of deferred mobilization costs included within prepaid expenses and other current assets and other assets, respectively.

At September 30, 2021, we have $0.7 million of deferred mobilization revenue, included within accrued expenses, related to unsatisfied performance obligations which will be recognized during the remainder of 2021 and 2022.

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax, for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Balance at June 30, 2021 and 2020	$(1,082)	$581
Pension benefits recognized in OCI	(207)	525
Balance at September 30, 2021 and 2020	$(1,289)	$1,106

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Balance at December 31, 2020 and 2019	$(804)	$(236)
Pension benefits recognized in OCI	(485)	1,342
Balance at September 30, 2021 and 2020	$(1,289)	$1,106

Dilutive Equity Instruments

We had 2,648,775 and 2,488,752 incremental "in-the-money" warrants, restricted stock units and stock options at September 30, 2021 and 2020, respectively, which are as follows:

Total shares outstanding including warrants, restricted stock units and stock options	September 30, 2021	September 30, 2020
Common shares outstanding	41,277,377	40,460,982
New creditor warrants (strike price $0.001 per common share)	635,663	761,395
GulfMark creditor warrants (strike price $0.01 per common share)	565,155	930,027
Restricted stock units and stock options	1,447,957	797,330
Total	43,926,152	42,949,734

We also had 5,923,399 shares of “out-of-the-money” warrants outstanding at both September 30, 2021 and 2020. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively. No warrants or restricted stock units, whether in the money or out of the money, are included in our loss per share calculations because the effect of such inclusion is antidilutive.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter and nine months ended September 30, 2021, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to a foreign joint venture, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2020, our balance sheet reflected approximately $137.0 million of net deferred tax assets prior to a valuation allowance analysis, with a valuation allowance of $140.4 million. As of September 30, 2021, we had net deferred tax assets of approximately $162.1 million prior to a valuation allowance analysis of $165.7 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant business tax provisions, that are available to us, that, among other things, would allow businesses to carry back net operating losses arising after 2017 to the five prior tax years. Considering the available carryback, in the second quarter of 2020, we recorded an account receivable tax benefit totaling $6.9 million related to the realization of net operating loss deferred tax assets on which a valuation allowance was previously recorded. We collected this receivable in the first quarter of 2021.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2014. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In thousands)	September 30, 2021	December 31, 2020
Due from affiliates:
Angolan joint venture (Sonatide)	$47,251	$41,623
Nigeria joint venture (DTDW)	20,966	20,427
	68,217	62,050
Due to affiliates:
Sonatide	$38,605	$32,767
DTDW	20,966	20,427
	59,571	53,194
Net due from affiliates	$8,646	$8,856

Amounts due from Sonatide

Amounts due from Sonatide represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us by Sonatide and costs incurred by us on behalf of Sonatide. The following table displays the activity in the due from affiliate account related to Sonatide for the period indicated:

Nine Months
Ended
(In thousands)	September 30, 2021
Due from Sonatide at December 31, 2020	$41,623
Revenue earned by the company through Sonatide	29,096
Less amounts received from Sonatide	(19,275)
Less amounts used to offset due to Sonatide obligations	(5,177)
Other	984
Total due from Sonatide at September 30, 2021	$47,251

The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. In late 2019, we were informed that, as part of a broad privatization program, Sonangol, our partner in Sonatide, intends to seek to divest itself from the Sonatide joint venture.

In the second quarter of 2020, Sonatide declared a $35.0 million dividend. On September 22, 2020, Sonangol received $17.8 million and we received $17.2 million. All of our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations because (i) our investment in the Sonatide joint venture had previously been written down to zero, (ii) the distributions are not refundable and (iii) we are not liable for the obligations of or committed to provide financial support to the Sonatide joint venture. In addition, as a result of the aforementioned dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised. During the nine months ended September 30, 2020, we recorded a $41.5 million credit loss impairment expense.

After offsetting the amounts due to Sonatide, the net amount due from Sonatide at September 30, 2021 was approximately $8.6 million. Sonatide had approximately $11.2 million of cash on hand at September 30, 2021 plus approximately $9.5 million of net trade accounts receivable to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for possible additional changes in future periods based in part on available liquidity held by Sonatide. In the nine months ended September 30, 2021, we recorded a $1.0 million credit to the credit loss impairment account.

Amounts due to Sonatide

Amounts due to Sonatide represent commissions payable and other costs paid by Sonatide on our behalf. The following table displays the activity in the due to affiliate account related to Sonatide for the period indicated:

Nine Months
Ended
(In thousands)	September 30, 2021
Due to Sonatide at December 31, 2020	$32,767
Plus additional commissions payable to Sonatide	2,659
Plus amounts paid by Sonatide on behalf of the company	7,811
Less amounts used to offset due from Sonatide obligations	(5,177)
Other	545
Total due to Sonatide at September 30, 2021	$38,605

Company operations in Angola

Vessel revenues generated by our Angolan operations, percent of consolidated vessel revenues, average number of company owned vessels and average number of stacked company owned vessels of our Angolan operations for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues of Angolan operations (in thousands)	$12,046	$10,660	$30,413	$35,086
Percent of consolidated vessel revenues	13%	12%	11%	12%
Number of company owned vessels in Angola	24	24	23	26
Number of stacked company owned vessels in Angola	4	8	5	9

Amounts due from DTDW

We own 40% of DTDW. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of September 30, 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Based on current situations, operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture. In the second quarter of 2020, we recorded an affiliate credit loss impairment expense for the entire net due from DTDW balance as of September 30, 2020 totaling $12.1 million.

Previously, DTDW had long-term debt of $4.7 million which was secured by the vessel owned by DTDW and guarantees from the DTDW partners (in proportion to their ownership interests). On April 22, 2021, we paid approximately $2.0 million, which was fully reserved during 2020, that represented our portion of the joint venture debt guarantee and our partner assumed the remaining joint venture debt which represented his portion of the guarantee.

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. The pension plan was frozen during 2010. We have not made contributions to the pension plan since 2019. Actuarial valuations are performed annually and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010. We contributed $1.2 million during each of the nine months ended September 30, 2021 and 2020, respectively. We expect to contribute $0.4 million to the supplemental plan during the remainder of 2021. Our obligations under the supplemental plan were $22.8 million for both  September 30, 2021 and  December 31, 2020, respectively, and are included in “accrued expenses” and “other liabilities” in the condensed consolidated balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pension Benefits:
Service cost	$—	$97	$—	$111
Interest cost	542	239	1,628	2,737
Expected return on plan assets	(543)	(114)	(1,630)	(2,208)
Administrative expenses	—	52	—	64
Settlement loss	—	79	—	910
Amortization of net actuarial losses	36	5	109	(4)
Net periodic pension cost	$35	$358	$107	$1,610

The components of the net periodic pension cost, except for the service cost are included in the caption “Interest income and other, net.” Service cost are included in the caption “Vessel operating costs.”

(9)	DEBT

The following is a summary of all debt outstanding:

(In thousands)	September 30, 2021	December 31, 2020
Senior Secured Notes:
8.00% Senior Secured Notes due August 2022 (A) (B) (C)	$135,210	$147,049
Troms Offshore borrowings (D):
NOK denominated notes due May 2024	2,763	5,954
NOK denominated notes due January 2026	6,450	14,559
USD denominated notes due January 2027	6,887	14,744
USD denominated notes due April 2027	7,444	15,669
	$158,754	$197,975
Debt premiums and discounts, net	(3,620)	(5,244)
Less: Current portion of long-term debt	(140,995)	(27,797)
Total long-term debt	$14,139	$164,934

(A)	As of September 30, 2021 and December 31, 2020 the fair value (Level 2) of the Senior Secured Notes was $136.4 million and $141.4 million, respectively.
(B)

The $24.1 million restricted cash on the balance sheet at September 30, 2021, represents approximately 65% of net proceeds from asset dispositions since the date of the last tender offer and is restricted by the terms of the Indenture.

(C)	During the nine months ended September 30, 2021, we repurchased $11.8 million of the Senior Secured Notes at a premium of $0.1 million in open market transactions.
(D)

We pay principal and interest on these notes semi-annually. As of September 30, 2021 and  December 31, 2020, the aggregate fair value (Level 2) of the Troms Offshore borrowings was $23.6 million and $51.6 million, respectively. The weighted average interest rate of the Troms Offshore borrowings as of September 30, 2021 was 5.0%.

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

An amendment and restatement of the Troms Offshore credit agreement was executed in December 2020 whereby the financial covenants were conformed to match the November 2020 amendments to the covenants governing the Senior Secured Notes, and included an obligation to prepay (1) the amounts deferred in the 2017 amendment and restatement and (2) an additional amount that will not exceed $45 million representing a percentage of Senior Secured Notes prepayments. The prepayment associated with this amendment made during the nine months of 2021 totaled $23.3 million. Additional prepayment obligations of $3.4 million are due in the fourth quarter of 2021, and are reflected in current portion of long-term debt on our condensed consolidated balance sheet.

During the third quarter of 2021, we reclassified the Senior Secured Notes to current portion of long-term debt as the notes mature in August 2022. Our current Senior Secured Notes and Troms Offshore borrowings are expected to be redeemed with proceeds from our new Nordic Bond Offering as described below. The funding of the new notes will not take place until after the filing date of this Quarterly Report on Form 10Q as noted below.

Subsequent Event

On October 8, 2021, we announced the contemplated private offering of USD $175.0 million in 5-year senior secured bonds in the Nordic bond market, subject to market and other conditions (the Nordic Bond Offering). On October 15, 2021, we announced the completion of pricing and terms of the Nordic Bond Offering. We anticipate that funding of the Nordic Bond Offering will occur on November 16, 2021, subject to customary closing conditions. The bonds will mature in November 2026 and have a coupon rate of 8.5% per annum. The net proceeds from the Nordic Bond Offering will be employed to repay the existing Senior Secured Notes and the Troms Offshore borrowings in full, including contractual make-whole premiums, with any remaining part thereof, applied for general corporate purposes.

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

As of September 30, 2021, our property and equipment consist primarily of 139 active vessels, which excludes the 14 vessels we have classified as held for sale, located around the world. As of  December 31, 2020, our property and equipment consisted primarily of 149 active vessels, which excluded 23 vessels classified as held for sale.

A summary of properties and equipment is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Properties and equipment:
Vessels and related equipment	$911,242	$940,175
Other properties and equipment	16,868	16,861
	928,110	957,036
Less accumulated depreciation and amortization	218,786	176,718
Properties and equipment, net	$709,324	$780,318

A summary of accrued expenses is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Payroll and related payables	$16,852	$17,201
Accrued vessel expenses	20,106	17,129
Accrued interest expense	2,596	3,240
Other accrued expenses	12,579	14,852
	$52,133	$52,422

A summary of other current liabilities is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Taxes payable	$21,305	$23,883
Other	7,834	8,902
	$29,139	$32,785

A summary of other liabilities is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Pension liabilities	$31,139	$31,736
Liability for uncertain tax positions	31,043	35,304
Other	12,260	12,752
	$74,442	$79,792

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and nine months ended September 30, 2021 and 2020. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Vessel revenues:
Americas	$24,564	$28,705	$74,269	$94,608
Middle East/Asia Pacific	25,633	23,280	75,675	72,091
Europe/Mediterranean	21,197	17,716	58,413	67,827
West Africa	20,240	15,694	52,784	63,818
Other operating revenues	767	1,072	4,717	6,835
	$92,401	$86,467	$265,858	$305,179
Vessel operating profit (loss):
Americas	$(1,770)	$107	$(8,361)	$3,448
Middle East/Asia Pacific	(713)	(2,222)	(2,300)	(2,479)
Europe/Mediterranean	(2,866)	(3,883)	(12,873)	(4,086)
West Africa	(3,724)	(10,168)	(15,846)	(19,015)
Other operating profit	412	853	2,714	3,772
	(8,661)	(15,313)	(36,666)	(18,360)
Corporate expenses	(10,662)	(8,438)	(27,237)	(27,390)
Long-lived asset impairments	(2,167)	(1,945)	(2,167)	(67,634)
Affiliate credit loss impairment (expense) credit	—	—	1,000	(53,581)
Affiliate guarantee obligation	—	—	—	(2,000)
Gain (loss) on asset dispositions, net	(74)	520	(2,954)	7,511
Operating loss	$(21,564)	$(25,176)	$(68,024)	$(161,454)
Depreciation and amortization:
Americas	$7,290	$8,076	$22,679	$23,645
Middle East/Asia Pacific	6,370	6,332	19,771	17,504
Europe/Mediterranean	6,834	8,248	21,543	21,860
West Africa	6,609	7,330	19,759	20,484
Corporate	877	791	2,504	2,535
	$27,980	$30,777	$86,256	$86,028
Additions to properties and equipment:
Americas	$—	$(10)	$—	$(10)
Middle East/Asia Pacific	—	5	(42)	1,188
Europe/Mediterranean	146	(13)	739	913
West Africa	99	(11)	653	667
Corporate	477	636	1,233	1,924
	$722	$607	$2,583	$4,682

The following table provides a comparison of total assets at September 30, 2021 and  December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Total assets:
Americas	$293,998	$338,649
Middle East/Asia Pacific	184,580	226,422
Europe/Mediterranean	289,123	302,214
West Africa	235,249	242,825
Corporate	120,123	141,067
	$1,123,073	$1,251,177

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we abandoned the duplicate office facilities in four locations in the USA and Scotland. Activity for the lease exit and severance liabilities which are included in general and administrative expense for the nine months ended September 30, 2021 was as follows:

	Lease
(In thousands)	Exit Costs	Total
Balance at December 31, 2020	$3,335	$3,335
General and administrative charges	163	163
Cash payments	(1,800)	(1,800)
Balance at September 30, 2021	$1,698	$1,698

Activity for the lease exit and severance liabilities for the nine months ended September 30, 2020 was as follows:

	Lease
(In thousands)	Exit Costs	Severance	Total
Balance at December 31, 2019	$4,109	$272	$4,381
General and administrative charges	198	1,076	1,274
Cash payments	(720)	(1,274)	(1,994)
Balance at September 30, 2020	$3,587	$74	$3,661

(15)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

In the fourth quarter of 2019, we evaluated our fleet, primarily vessels that had been stacked for an extended period, for vessels to be considered for disposal and identified 46 vessels to be classified as held for sale. Beginning late in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil. The pandemic and oil price impact severely affected the oil and gas industry which caused us to re-evaluate the remainder of our stacked vessel fleet and expand our disposal program to include more vessels. In 2020, we added 32 vessels to our assets held for sale, sold 53 of the vessels that were classified as held for sale, and had 23 vessels, valued at $34.4 million, remaining in the held for sale account as of December 31, 2020. During the nine months of 2021, we added two vessels to assets held for sale, sold nine of our vessels held for sale, and re-activated two vessels from assets held for sale back into the active fleet, leaving 14 vessels, valued at $17.9 million, remaining in the held for sale account as of September 30, 2021. In addition, we sold 10 vessels from our active fleet in the nine month period of 2021 and three vessels from our active fleet in the nine month period of 2020. One of the active vessel sales in 2021 was to a third-party operator which has a person in senior management who is an immediate family member of a Director. This vessel was sold for proceeds of $11.4 million, all of which has been collected, and we recognized a gain of $4.3 million on the sale. The total vessel and other sales for the nine months of 2021 contributed approximately $34.0 million in proceeds and we incurred a net $3.0 million loss on the dispositions. The vessel and other sales for the nine months of 2020 contributed $31.5 million in proceeds and we recognized a $7.5 million net gain on the dispositions.

During the nine months ended September 30, 2021 and 2020, we recorded $1.9 million and $65.7 million, respectively, in impairment related to assets held for sale. We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We determined the fair value of the vessels held for sale using two methodologies depending on the vessel and on our planned method of disposition. We designated certain vessels to be recycled and valued those vessels using recycling yard pricing schedules based on dollars per ton. We generally value vessels that will be sold rather than recycled at the midpoint of a value range based on sales agreements or using comparative sales in the marketplace. Subsequent to the original valuation, we revalue individual assets held for sale if we determine that the ultimate disposition price will be below the value range used in the original estimate. In addition, in conjunction with the reactivation of a vessel from assets held for sale to the active fleet in the third quarter of 2021 and the concurrent valuation of such vessel at its fair value, we recaptured $1.7 million of impairment charged to expense in the second quarter of 2020. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

The following table presents the activity in our asset held for sale account for the periods indicated:

	Three Months Ended
(In thousands, except for number of vessels data)	Number of Vessels	September 30, 2021	Number of Vessels	September 30, 2020
Beginning balance	14	$17,214	46	$29,064
Additions	2	4,089	—	—
Sales	(1)	(1,250)	(22)	(9,901)
Transfers	(1)	(250)	—	—
Impairment	—	(1,912)	—	—
Ending balance	14	17,891	24	$19,163

	Nine Months Ended
(In thousands, except for number of vessels data)	Number of Vessels	September 30, 2021	Number of Vessels	September 30, 2020
Beginning balance	23	$34,396	46	$39,287
Additions	2	4,089	22	65,812
Sales	(9)	(15,432)	(44)	(20,247)
Transfers	(2)	(3,250)	—	—
Impairment	—	(1,912)	—	(65,689)
Ending balance	14	$17,891	24	$19,163

We evaluated our inventory as of September 30, 2021 and 2020, and charged $1.9 million for each period to impairment expense for obsolete marine service and vessel supplies and parts inventory. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In early 2020, it became evident that a novel coronavirus originating in Asia (COVID-19) could become a pandemic with worldwide reach. By mid- March, when the World Health Organization declared the outbreak to be a pandemic (the COVID-19 pandemic), much of the industrialized world had initiated severe measures to lessen its impact. The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption beginning in the first quarter of 2020. With respect to our particular sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments imposed travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread. During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices. Combined, these conditions adversely affected our operations and business beginning in the latter part of the first quarter of 2020 and continuing throughout the remainder of 2020 and through the first nine months of 2021. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil has resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of COVID-19 on offshore operations. Further, these conditions, separately or together, have continued to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, as of March 31, 2020 and June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the COVID-19 pandemic and oil price environment stabilized and in the fourth quarter of 2020 industry conditions marginally improved. Similarly, in the first nine months of 2021 we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of September 30, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

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

At September 30, 2021, we owned 153 vessels (excluding 3 joint venture vessels), 139 of which are available to serve the global energy industry and 14 of which are available for immediate sale. The average age of our 139 active vessels at September 30, 2021 is 10.6 years.

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

Refer to Notes (7) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Sonatide joint venture.

DTDW

We own 40% of DTDW. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of September 30, 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Based on current situations, operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture.

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

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. In addition, offshore oil and gas exploration and development activities have traditionally required higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Beginning in late 2014, oil prices declined significantly from levels of over $100.00 per barrel and continued to decline throughout 2015 and into 2016 causing an industry-wide downturn. Prices began to stabilize in the $50.00 to $60.00 per barrel range in 2019 and early 2020. However, in the first quarter of 2020 the industry was severely impacted by a global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices. Oil prices have recovered in 2021 to levels greater than experienced since 2018, currently trading near $80.00 per barrel. Natural gas prices are also at historic highs.

In spite of the price recovery, there are lingering effects of the COVID-19 pandemic in the activity levels of our customers. In addition, there has been recent pressure from certain shareholders and other stakeholders, including governmental entities, on our customers related to environmental, social and governance (ESG) factors. A possible impact of this pressure on our business could be a gradual move away from exploration and development of fossil fuels. Many of our large international customers have recently issued statements supporting changes in their future business plans to move toward a lower environmental impact which has, coupled with the lingering COVID-19 impact, effectively delayed the recovery in our business that would be expected with current commodity price levels. Further, as our customers have responded to pressure to return capital to shareholders in the wake of the 2014 downturn and subsequent industry challenges, they have increasingly shifted their capital allocation strategy from primarily new oil and gas production and reserve additions to a mix of returns to shareholders along with new oil and gas project development. We are the world’s largest operator of offshore support vessels and we have operations in most of the world’s offshore oil and gas basins. We continue to believe that there will be sufficient opportunities for us to operate our vessels in this sector for many years to come. We have, however, also begun to seek and develop opportunities in the sustainability arena, including the support of offshore wind energy generation and the improvement of our fleet performance regarding emissions and environmental impact.

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

The effect on our business has included lockdowns of shipyards performing drydocks which delays vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and third quarter and year-to-date 2021 revenues by less than 1% and 4% respectively. In addition, in the year ended December 31, 2020 and the nine months ended September 30, 2021, we incurred approximately $18.0 million and $5.2 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations. There may be additional cancellations or delays.

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

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, as of March 31, 2020 and June 30, 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized and in the fourth quarter industry conditions marginally improved. Similarly, during the first nine months of 2021, we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of September 30, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Results of Operations – Three Months Ended September 30, 2021 compared to September 30, 2020

Revenues for the quarters ended September 30, 2021 and 2020 were $92.4 million and $86.5 million, respectively. The $5.9 million increase in revenue is primarily due to an increase in capacity, as we have six more average vessels working in the third quarter of 2021 than during the same quarter of 2020. The increased capacity was supplemented by increased active utilization from 78.2% in 2020 to 81.6% in 2021. Average day rates decreased slightly from $10,503 per day in 2020 to $10,288 in 2021.

Vessel operating costs for the quarters ended September 30, 2021 and 2020 were $65.3 million and $61.8 million, respectively. The increase is primarily due to the increase in vessel activity, as we have six more active vessels in our fleet in the third quarter of 2021 compared to the third quarter of 2020. There was higher than normal repair and maintenance cost in the quarter and we have also reactivated vessels as a result of new contracts.

Depreciation and amortization expense for the quarters ended September 30, 2021 and 2020 were $28.0 million and $30.8 million, respectively, with the difference largely due the sale of ten vessels from our active fleet in 2021.

General and administrative expenses for the quarters ended September 30, 2021 and 2020 were $18.0 million and $17.4 million, respectively. The increase is primarily due to higher professional fees.

Included in gain (loss) on asset dispositions, net for the quarter ended September 30, 2021, are $0.1 million of net losses from the disposal of six vessels and other assets. During the quarter ended September 30, 2020, we recognized gains of $0.5 million related to the disposal of 22 vessels and other assets.

Long-lived asset impairment and affiliate credit loss impairment expense during the quarters ended September 30, 2021 and 2020, were a $2.2 million and $1.9 million expense, respectively. The expense in 2021 is due to $1.9 million impairment of vessels designated as assets held for sale offset by $1.7 million of recovered impairment of a vessel reactivated and added back to the active fleet from assets held for sale and $1.9 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory. In the prior year quarter we recorded $1.9 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory.

Interest expense for the quarters ended September 30, 2021 and 2020, was $3.7 million and $6.1 million, respectively. Since July 1, 2020, we paid down $134.1 million of our Senior Secured Notes and TROMS debt which reduced our interest expense.

During the quarters ended September 30, 2021 and 2020, we recognized foreign exchange losses of $0.5 million and $1.2 million, respectively.

The tax expense for the three months ended September 30, 2021 was $0.9 million compared to an income tax expense of $6.0 million for the three months ending September 30, 2020. The decrease of $5.1 million resulted from a benefit recognized from the resolution of an uncertain tax provision during the quarter. The tax expense for the three months ended September 30, 2021 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

Results of Operations – Nine Months Ended September 30, 2021 compared to September 30, 2020

Revenues for the nine months ended September 30, 2021 and 2020 were $265.9 million and $305.2 million, respectively. The $39.3 million decrease in revenue is primarily due to a decrease in capacity, primarily as a result of contract cancellations and reduced demand arising from the effects of COVID-19 and lower crude oil prices. Overall, we had 17 less average active vessels during the nine months of 2021 than in the nine months of 2020. Active utilization increased slightly from 77.0% in 2020 to 79.2% in 2021. Average day rates decreased slightly from $10,510 per day in 2020 to $10,243 in 2021.

Vessel operating costs for the nine months ended September 30, 2021 and 2020 were $190.6 million and $205.4 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 17 less active vessels in our fleet in the nine months of 2021 compared to the nine months of 2020 largely due to the downturn caused by the pandemic.

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 were $86.3 million and $86.0 million, respectively, largely due to increased depreciation due to change in estimated vessel salvage values partially offset by a decrease in in amortization expense related to deferred drydock expenditures resulting from the sale of vessels from the active fleet.

General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $50.9 million and $56.5 million, respectively. The decrease is primarily due to decreased personnel and benefit costs related to the significant cost cutting measures that were implemented due to the COVID-19 downturn.

Included in gain (loss) on asset dispositions, net for the nine months ended September 30, 2021, are $3.0 million of net losses from the disposal of 19 vessels and other assets. During the nine months ended September 30, 2020, we recognized gains of $7.5 million related to the disposal of 47 vessels and other assets.

Long-lived asset impairment, affiliate credit loss impairment expense and affiliate guarantee obligation during the nine months ended September 30, 2021 and 2020, were $1.2 million and $123.2 million, respectively. The expense in 2021 is due to $1.9 million impairment of additional vessels designated as assets held for sale offset by $1.7 million recovered impairment of a vessel reactivated and added back to the active fleet from assets held for sale; $1.9 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory; and a partial offset of $1.0 million affiliate credit loss impairment credit related to the valuation of our net receivables from our joint ventures in Africa. In the prior year period, we recorded $65.7 million of impairment expense related to valuation of our assets held for sale, $53.6 million affiliate credit loss impairment expense relating to the valuation of our net receivables from our joint ventures in Africa and $2.0 million of impairment related to a guarantee of long-term debt of our Nigerian joint venture.

We also recorded $17.2 million of dividend income from one of our African joint ventures in the nine months ended September 30, 2020.

Interest expense for the nine months ended September 30, 2021 and 2020, was $12.2 million and $18.2 million, respectively. Since July 1, 2020, we paid down $134.1 million of our Senior Notes and TROMS debt which reduced our interest expense.

During the nine months ended September 30, 2021 and 2020, we recognized foreign exchange losses of $1.0 million and $2.4 million, respectively.

The tax expense for the nine months ended September 30, 2021 was $8.9 million compared to an income tax expense of $3.5 million for the nine months ended September 30, 2020. The increase of $5.4 million from the prior year period resulted from the beneficial impact of a change in the tax laws (primarily the Cares Act refund) and higher foreign tax expenses in the current period. The tax expense for the nine months ended September 30, 2021 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

	Three Months Ended				Nine Months Ended
(In thousands, except for percentages)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Vessel revenues:
Americas	$24,564	27%	$28,705	34%	$74,269	29%	$94,608	32%
Middle East/Asia Pacific	25,633	28%	23,280	27%	75,675	29%	72,091	24%
Europe/Mediterranean	21,197	23%	17,716	21%	58,413	22%	67,827	23%
West Africa	20,240	22%	15,694	18%	52,784	20%	63,818	21%
Total vessel revenues	$91,634	100%	$85,395	100%	$261,141	100%	$298,344	100%
Vessel operating costs:
Americas:
Crew costs	$8,535	35%	$11,711	41%	$30,261	41%	$39,035	41%
Repair and maintenance	2,951	12%	1,259	4%	7,857	11%	5,133	5%
Insurance	219	1%	426	1%	389	1%	1,270	1%
Fuel, lube and supplies	2,028	8%	1,754	6%	5,754	8%	5,742	6%
Other	3,008	12%	2,486	9%	7,960	11%	7,115	8%
	$16,741	68%	$17,636	61%	$52,221	70%	$58,295	62%
Middle East/Asia Pacific:
Crew costs	$9,950	39%	$10,468	45%	$29,499	39%	$29,279	41%
Repair and maintenance	2,944	11%	2,385	10%	8,235	11%	7,167	10%
Insurance	60	0%	562	2%	(127)	(0)%	1,892	3%
Fuel, lube and supplies	1,747	7%	1,783	8%	4,810	6%	5,853	8%
Other	3,334	13%	2,057	9%	8,985	12%	6,165	9%
	$18,035	70%	$17,255	74%	$51,402	68%	$50,356	70%
Europe/Mediterranean:
Crew costs	$10,541	50%	$7,952	45%	$30,082	51%	$29,355	43%
Repair and maintenance	1,754	8%	869	5%	5,671	10%	5,288	8%
Insurance	208	1%	448	3%	376	1%	1,299	2%
Fuel, lube and supplies	846	4%	592	3%	2,469	4%	2,614	4%
Other	1,926	9%	1,274	7%	5,436	9%	5,343	8%
	$15,275	72%	$11,135	63%	$44,034	75%	$43,899	65%
West Africa:
Crew costs	$6,583	33%	$6,555	42%	$18,614	35%	$22,195	35%
Repair and maintenance	2,848	14%	1,419	9%	7,705	15%	5,598	9%
Insurance	325	2%	517	3%	660	1%	1,287	2%
Fuel, lube and supplies	2,130	10%	2,628	17%	6,119	11%	8,683	14%
Other	3,407	17%	4,639	30%	9,872	19%	15,070	24%
	$15,293	76%	$15,758	100%	$42,970	81%	$52,833	83%
Vessel operating costs:
Crew costs	$35,609	39%	$36,686	43%	$108,456	42%	$119,864	40%
Repair and maintenance	10,497	11%	5,932	7%	29,468	11%	23,186	8%
Insurance	812	1%	1,953	2%	1,298	1%	5,748	2%
Fuel, lube and supplies	6,751	7%	6,757	8%	19,152	7%	22,892	8%
Other	11,675	13%	10,456	12%	32,253	12%	33,693	11%
Total vessel operating costs	$65,344	71%	$61,784	72%	$190,627	73%	$205,383	69%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
(In thousands, except for percentages)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Segment general and administrative expenses:
Americas	$2,301	9%	$2,886	10%	$7,728	10%	$9,220	10%
Middle East/Asia Pacific	1,941	8%	1,914	8%	6,802	9%	6,709	9%
Europe/Mediterranean	1,954	9%	2,217	13%	5,709	10%	6,155	9%
West Africa	2,062	10%	2,773	18%	5,902	11%	9,515	15%
Total segment general and administrative expenses	$8,258	9%	$9,790	11%	$26,141	10%	$31,599	11%

The following table presents segment depreciation and amortization expense by our four geographic segments, the related segment vessel depreciation and amortization expense as a percentage of segment vessel revenues, total segment depreciation and amortization expense and the related total segment depreciation and amortization expense as a percentage of total vessel revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
(In thousands, except for percentages)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Segment depreciation and amortization expense:
Americas	$7,290	30%	$8,076	28%	$22,679	31%	$23,645	25%
Middle East/Asia Pacific	6,370	25%	6,332	27%	19,771	26%	17,504	24%
Europe/Mediterranean	6,834	32%	8,248	47%	21,543	37%	21,860	32%
West Africa	6,609	33%	7,330	47%	19,759	37%	20,484	32%
Total segment depreciation and amortization expense	$27,103	30%	$29,986	35%	$83,752	32%	$83,493	28%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
(In thousands, except for percentages)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Vessel operating profit (loss):
Americas	$(1,770)	(2)%	$107	0%	$(8,361)	(3)%	$3,448	1%
Middle East/Asia Pacific	(713)	(1)%	(2,222)	(3)%	(2,300)	(1)%	(2,479)	(1)%
Europe/Mediterranean	(2,866)	(3)%	(3,883)	(4)%	(12,873)	(5)%	(4,086)	(1)%
West Africa	(3,724)	(4)%	(10,168)	(12)%	(15,846)	(6)%	(19,015)	(6)%
Other operating profit	412	0%	853	1%	2,714	1%	3,772	1%
	(8,661)	(9)%	(15,313)	(18)%	(36,666)	(14)%	(18,360)	(6)%
Corporate expenses	(10,662)	(12)%	(8,438)	(10)%	(27,237)	(10)%	(27,390)	(9)%
Gain (loss) on asset dispositions, net	(74)	0%	520	1%	(2,954)	(1)%	7,511	2%
Affiliate credit loss impairment (expense) credit	—	0%	—	0%	1,000	0%	(53,581)	(18)%
Affiliate guarantee obligation	—	0%	—	0%	—	0%	(2,000)	(1)%
Long-lived asset impairments	(2,167)	(2)%	(1,945)	(2)%	(2,167)	(1)%	(67,634)	(22)%
Operating loss	$(21,564)	(23)%	$(25,176)	(29)%	$(68,024)	(26)%	$(161,454)	(53)%

Results for three months ended September 30, 2021 compared to September 30, 2020

Americas Segment Operations.  Vessel revenues in the Americas segment decreased 14.4%, or $4.1 million, during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. This decrease is primarily the result of less demand due to the pandemic partially offset by a 9% increase in day rates. We had six less average active vessels in the quarter ended September 30, 2021 than the comparable prior year period. Active utilization for the quarter ended September 30, 2021 decreased to 80.4% from 82.0%. Average day rates increased from $12,581 per day in the third quarter of 2020 to $13,742 per day during the third quarter of 2021. This increase is a result of the recent demand resulting from the commodity pricing.

Vessel operating loss for the Americas segment for the quarter ended September 30, 2021 was $1.8 million, compared to $0.1 million operating profit for the quarter ended September 30, 2020. The increase in operating loss was due to the decrease in revenue partially offset by lower operating expenses, resulting mainly from the decrease in active vessels and the cost saving measures taken in the first quarter of 2020 in response to the effect of the pandemic and a $0.8 million decrease in depreciation and amortization. The decrease in depreciation and amortization was primarily due to lower amortization of deferred drydock costs and sales of vessels from the active fleet. General and administrative expenses decreased $0.6 million quarter over quarter, reflecting our immediate cost reduction efforts at the beginning of the COVID-19 pandemic.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 10%, or $2.4 million, during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. Active utilization for the quarter ended September 30, 2021 increased to 87.3% from 76.8% and average day rates increased 7% but were partially offset by the effect of four less average active vessels.

The Middle East/Asia Pacific segment reported an operating loss of $0.7 million for the quarter ended September 30, 2021, compared to an operating loss of $2.2 million for the quarter ended September 30, 2020. The reduced operating loss was the result of the revenue increase partially offset by increases in operating expenses of $0.8 million, resulting largely from increased repair and maintenance cost. General and administrative expenses and depreciation and amortization costs remained relatively flat for the comparable periods. The downturn has not significantly impacted this segment’s operations and the revenue increase reflects the recent increases in demand.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 20%, or $3.5 million, during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. The increased revenue was primarily attributable to six additional active vessels. Average day rates decreased from $13,361 in the third quarter of 2020 to $11,890 in the third quarter of 2021 as many longer term contracts were cancelled in the prior year due to the pandemic. Active utilization decreased in the same periods from 95.1% to 90.5%.

The Europe/Mediterranean segment reported an operating loss of $2.9 million for the quarter ended September 30, 2021, compared to an operating loss of $3.9 million for the quarter ended September 30, 2020 as the increased revenue combined with $0.3 million in lower general and administrative costs and $1.4 million in lower depreciation and amortization costs were largely offset by $4.1 million in higher operating costs, related to higher repairs and maintenance and higher crew costs as we activated more vessels.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 29% or $4.5 million, during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. The West Africa active vessel fleet increased by nine vessels during the comparative periods. West Africa segment active utilization increased from 66.3% during the quarter ended September 30, 2020 to 71.3% during the quarter ended September 30, 2021. However, average day rates decreased 11% due to the change in the mix of remaining contracts. The increases in revenue are almost entirely the result of recent higher demand.

Vessel operating loss for the West Africa segment decreased from $10.2 million for the quarter ended September 30, 2020 to $3.7 million in the quarter ended September 30, 2021 primarily due to the increased revenue combined with decreases in all major expense categories. We experienced $0.5 million in lower operating costs, $0.7 million in lower depreciation and amortization costs and $0.7 million in lower general and administrative costs.

Results for nine months ended September 30, 2021 compared to September 30, 2020

Americas Segment Operations.  Vessel revenues in the Americas segment decreased 21%, or $20.3 million, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease is primarily the result of less demand due to the pandemic. We had seven less average active vessels in the nine months ended September 30, 2021 than the comparable prior year period. Active utilization for the nine months ended September 30, 2021 decreased to 81.8% from 85.5% for the nine months ended September 30, 2020. Average day rates increased by 3% to $12,846 during the nine months ended September 30, 2021, as compared to $12,423 for the nine months ended September 30, 2020.

Vessel operating loss for the Americas segment for the nine months ended September 30, 2021 was $8.4 million, compared to a $3.4 million operating profit for the nine months ended September 30, 2020. The increase in operating loss was due to the decrease in revenue partially offset by a $6.1 million decrease in operating expenses and a $1.5 million decrease in general and administrative expenses, resulting mainly from the decrease in active vessels and the intensive cost saving measures taken in the first half of 2020 in response to the effect of the COVID-19 pandemic. Segment depreciation and amortization expense also decreased by 4% in the comparable periods due largely to active vessel sales.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 5%, or $3.6 million, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Active utilization for the nine months ended September 30, 2021 increased to 86.6% from 76.8% and average day rates increased 8% but were somewhat offset by the effect of six less average active vessels.

The Middle East/Asia Pacific segment reported an operating loss of $2.3 million for the nine months ended September 30, 2021, compared to an operating loss of $2.5 million for the nine months ended September 30, 2020 as the revenue increase was largely offset by a $2.3 million increase in depreciation and amortization due to a change in estimated vessel salvage values in the third quarter of 2020 and increased amortization of deferred drydock costs. The current downturn has not significantly impacted this segment’s operations and the revenue increase reflects the recent increases in demand.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased 14%, or $9.4 million, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The decreased revenue was primarily attributable to two less active vessels combined with 4% lower average day rates and slightly lower active utilization. The decreases in revenue are almost entirely the result of lower demand caused by the effect of the pandemic, although demand in this segment is beginning to recover as evidenced by the increase in third quarter revenue of 2021.

The Europe/Mediterranean segment reported an operating loss of $12.9 million for the nine months ended September 30, 2021, compared to an operating loss of $4.1 million for the nine months ended September 30, 2020 due to decreased revenue, partially offset by slightly lower depreciation and amortization and general and administrative costs, resulting primarily from the decrease in active vessels and the intensive cost saving measures taken in 2020 in response to the effect of the pandemic

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 17% or $11.0 million, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The West Africa active vessel fleet decreased by two vessels during the comparative periods. Average day rates decreased 14% due to the change in the mix of remaining contracts. West Africa segment active utilization increased from 62.7% during the nine months ended September 30, 2020 to 64.4% during the nine months ended September 30, 2021. The decreases in revenue are almost entirely the result of lower demand caused by the pandemic.

Vessel operating loss for the West Africa segment decreased from $19.0 million for the nine months ended September 30, 2020 to $15.8 million in the nine months ended September 30, 2021 primarily due to $3.6 million in lower general and administrative costs resulting from intensive cost saving measures taken in the first half of 2020 in response to the effect of the pandemic. Segment depreciation and amortization also decreased by $0.7 million.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but do not include vessels owned by joint ventures (3 vessels at both September 30, 2021 and 2020). Active utilization is calculated on active vessels (which excludes vessels held for sale). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
SEGMENT STATISTICS:
Americas fleet:
Utilization	54.5%	52.2%	55.6%	55.9%
Active utilization	80.4%	82.0%	81.8%	85.5%
Average vessel day rates	13,742	12,581	12,846	12,423
Average total vessels	36	47	38	50
Average stacked vessels	(11)	(17)	(12)	(17)
Average active vessels	25	30	26	33

Middle East/Asia Pacific fleet:
Utilization	85.0%	69.9%	82.7%	65.1%
Active utilization	87.3%	76.8%	86.6%	76.8%
Average vessel day rates	8,623	8,040	8,575	7,968
Average total vessels	38	45	39	51
Average stacked vessels	(1)	(4)	(2)	(8)
Average active vessels	37	41	37	43

Europe/Mediterranean fleet:
Utilization	68.3%	45.1%	59.0%	53.1%
Active utilization	90.5%	95.1%	87.9%	89.5%
Average vessel day rates	11,890	13,361	12,314	12,779
Average total vessels	28	32	29	36
Average stacked vessels	(7)	(17)	(10)	(15)
Average active vessels	21	15	19	21

West Africa fleet:
Utilization	46.7%	30.6%	39.6%	37.5%
Active utilization	71.3%	66.3%	64.4%	62.7%
Average vessel day rates	8,562	9,643	8,592	9,946
Average total vessels	55	58	57	62
Average stacked vessels	(19)	(31)	(22)	(25)
Average active vessels	36	27	35	37

Worldwide fleet:
Utilization	61.7%	48.5%	57.1%	52.0%
Active utilization	81.6%	78.2%	79.2%	77.0%
Average vessel day rates	10,288	10,503	10,243	10,510
Average total vessels	157	182	163	199
Average stacked vessels	(38)	(69)	(46)	(65)
Average active vessels	119	113	117	134

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We had 32 and 60 stacked vessels at September 30, 2021 and 2020, respectively. The decrease in stacked vessels is primarily attributable to vessel sales, but we have also reactivated several vessels in 2021. Total stacking costs included in vessel operating costs for the three months and nine months ended September 30, 2021 were $2.7 million and $11.8 million, respectively. Total stacking costs for the three months and nine months ended September 30, 2020 were $9.8 million and $18.0 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales during the first nine months of 2021 included nine vessels that were classified as assets held for sale and ten vessels from our active fleet.

Liquidity, Capital Resources and Other Matters

Availability of Cash

As of September 30, 2021, we had $153.7 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our operations in the U. S.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We do not have a revolving credit facility. Cash and cash equivalents and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements.

Debt

As of September 30, 2021, we had $155.1 million of debt, net of discount, on our consolidated balance sheet. Of this amount, our Senior Secured Notes total $135.2 million, which is due in August 2022 with an expected refinance in November 2021. The Senior Secured Notes have a quarterly minimum trailing year interest coverage requirement, however compliance with this covenant has been waived through December 31, 2021. Minimum liquidity requirements and other covenants are set forth in the amended Indenture. In addition, we have $23.5 million of long-term debt in a subsidiary that is collateralized by certain of the subsidiary’s vessels. This debt has similar covenants as the Senior Secured Notes.

During the quarter, we reclassified the Senior Secured Notes to current portion of long-term debt as the notes mature in August 2022. Our current Senior Secured Notes are expected to be redeemed with proceeds of our new Nordic Bond offering. On October 8, 2021, we announced the contemplated private offering of USD $175.0 million in 5-year senior secured bonds in the Nordic bond market, subject to market and other conditions (the Nordic Bond Offering). On October 15, 2021, we announced the completion of pricing and terms of the Nordic Bond Offering. We anticipate that funding of the Nordic Bond Offering will occur on November 16, 2021, subject to customary closing conditions. The new bonds will mature in November 2026 and have a coupon rate of 8.5% per annum. The net proceeds from the Nordic Bond Offering will be employed to repay the existing Senior Secured Notes and the Troms Offshore borrowings in full, including contractual make-whole premiums, with any remaining part thereof, applied for general corporate purposes.

We believe that the $153.7 million in cash on hand, plus cash generated from our operations and asset sales in 2021 and in the future will be sufficient to meet our obligations. The contemplated refinancing of debt outstanding at September 30, 2021 as described above will improve our liquidity position and push our major debt maturities out for several years. Refer to Notes (9) and (16) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our indebtedness.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 was $8.1 million and $1.8 million, respectively.

Net cash provided by operations for the nine months ended September 30, 2021 reflects a net loss of $91.6 million, which includes non-cash depreciation and amortization of $86.3 million and net losses on asset dispositions of $3.0 million. Combined changes in operating assets and liabilities provided $19.6 million in cash, and cash paid for deferred drydock and survey costs was $17.4 million.

Net cash provided by operations for the nine months ended September 30, 2020 reflects a net loss of $167.3 million, which includes non-cash depreciation and amortization of $86.0 million, long-lived asset impairments of $67.6 million, an affiliate credit loss impairment of $53.6 million and approximately $7.5 million of gains on asset sales. Cash paid for deferred drydocking and survey costs was $29.5 million, and combined changes in operating assets and liabilities used $9.6 million in cash.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 and 2020, was $31.4 million and $26.8 million, respectively. Net cash provided by investing activities for the nine months ended September 30, 2021 reflects the receipt of $34.0 million primarily related to the sale of 17 vessels and recycle of two vessels. Additions to properties and equipment were comprised of approximately $1.4 million in capitalized upgrades to existing vessels and equipment and $1.2 million for other property and Information Technology equipment purchases and development work.

Net cash provided by investing activities for the nine months ended September 30, 2020 primarily reflects the receipt of $31.5 million related to the sale or recycling of 47 vessels. Additions to properties and equipment were comprised of approximately $2.8 million in capitalized upgrades to existing vessels and equipment and $1.9 million for other property and equipment purchases.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $41.0 million and $34.2 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2021 included $11.8 million of repurchases of the Senior Secured Notes in open market transactions, $27.5 million of scheduled semiannual principal payments and prepayments on Troms offshore debt and $0.9 million of debt modification costs.

Net cash used in financing activities for the nine months ended September 30, 2020 included $26.2 million of repurchases of the Senior Secured Notes in open market transactions, $7.3 million of scheduled semiannual principal payments on Troms offshore debt and $0.7 million of taxes paid to related share-based compensation.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended September 30, 2021 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.9	Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 21, 2021, File No. 1-6311).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 9, 2021	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)