Form 10-K
period 2021-12-31
TIDEWATER INC
filed 2022-03-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to     .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. Employer Identification No.)
842 West Sam Houston Parkway North, Suite 400 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 470-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TDW	New York Stock Exchange
Series A Warrants to purchase shares of common stock	TDW.WS.A	New York Stock Exchange
Series B Warrants to purchase shares of common stock	TDW.WS.B	New York Stock Exchange
Warrants to purchase shares of common stock	TDW.WS	NYSE American

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $468.1 million based on the closing sales price as reported on the New York Stock Exchange of $12.05 per share. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 28, 2022, 41,322,217 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2021

FORWARD-LOOKING STATEMENTS

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A “Risk Factors” and include, without limitation, fluctuations in worldwide energy demand and oil and natural gas prices; industry overcapacity; our limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; and the resolution of pending legal proceedings.

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

Our active offshore support vessel fleet consists primarily of company owned vessels. As of December 31, 2021, we owned 135 active vessels of which nine have been temporarily stacked or withdrawn from service. In addition, we owned 18 vessels that have been designated for sale and have been classified as such on the Balance Sheet. Please refer to Notes (1) and (7) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels and vessels held for sale.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore support vessel fleet. Our business activity is largely dependent on offshore exploration, field development and production activity by our customers. Our customers’ business activity, in turn, is dependent on actual and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost (and relative cost) of finding, developing and producing crude oil and natural gas reserves.

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Although these projects are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas, deepwater exploration and development projects are generally more costly than other onshore and offshore exploration and development. As a result, the low levels of crude oil prices over the past few years have caused many IOCs, E&P companies and NOCs to restrain their level of capital expenditures in regard to deepwater projects. Recent recoveries in crude oil and natural gas prices have not yet resulted in a return to pre-pandemic (see discussion below) levels of activity. Even so, we expect an increase in activity in the year 2022 over the year 2021 levels as our customers seek to restore their production capacity. Offshore windfarm developments are forecasted to increase over the coming years, and these may provide additional opportunities for a certain cross-section of our larger vessels. These projects generally require fewer and more specialized vessels.

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

COVID-19 Pandemic

In the first quarter of 2020, the World Health Organization declared an outbreak of a coronavirus (COVID-19) to be a pandemic (the COVID-19 pandemic) and, in response, much of the industrialized world had initiated severe measures to lessen its impact. The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption throughout 2020 and 2021. With respect to our sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments imposed travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread. During this same period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in crude oil prices.

Combined, these conditions adversely affected our operations and business beginning in late March 2020 and continuing through the remainder of 2020 and 2021. Our industry began to experience signs of recovery in the fourth quarter of 2021 and into the current year. The initial reduction in demand for hydrocarbons together with a decline in the price of crude oil at the outset of the pandemic, resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of COVID-19 on offshore operations. Worldwide demand for crude oil has increased steadily since the second quarter of 2020 and is now near pre-pandemic levels. See further discussion of the impact of COVID-19, including the resulting crude oil demand and price impact, on our operations in 2021 and our responses to the challenges of these events in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Annual Report on Form 10-K.

Offices and Facilities

Our worldwide headquarters and principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number is (713) 470-5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are in Brazil; Mexico; Trinidad; Scotland; Egypt; Angola; Nigeria; Cameroon; Singapore; Kingdom of Saudi Arabia; Dubai, United Arab Emirates; and Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

Reporting Segments and Vessel Classifications

Our reporting segments are based on geographic markets: the Americas segment, which includes the U.S. Gulf of Mexico (GOM), Trinidad, Mexico and Brazil; the Middle East/Asia Pacific segment, which includes Saudi Arabia, East Africa, Southeast Asia and Australia; the Europe/Mediterranean segment, which includes the United Kingdom, Norway and Egypt; and the West Africa segment, which includes Angola, Nigeria, and other coastal regions of West Africa. Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. Discussed below are our three major vessel classes along with a description of the type of vessels categorized in each vessel class and the services the respective vessels typically perform.

Deepwater Vessels

Deepwater vessels, in the aggregate, are usually our largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large platform supply vessels (PSVs) (typically longer than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) and large, higher-horsepower anchor handling tug supply vessels (AHTS vessels) (generally greater than 10,000 brake horsepower or BHP). These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessels to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater PSVs and AHTS vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers have high standards regarding safety and other operational competencies and capabilities, in part to meet the regulatory standards that continue to be more stringent.

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

Towing-Supply Vessels

Included in this class are non-deepwater AHTS vessels with horsepower less than 10,000 BHP, and non-deepwater PSVs that are generally less than 230 feet in length. The vessels in this class perform the same respective functions and services as deepwater AHTS vessels and deepwater PSVs except towing-supply vessels are generally chartered to customers for use in intermediate and shallow waters.

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

Our primary source of revenue is derived from time charter contracts on our vessels on a rate per day of service basis; therefore, vessel revenues are recognized daily throughout the contract period.

The following table discloses our customers that accounted for 10% or more of total revenues:

	Years Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Chevron Corporation	15.7%	14.3%	13.0%
Saudi Aramco	11.8%	11.5%	*

* Less than 10% of total revenues.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of our significant customers could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations. Our five and ten largest customers accounted for approximately 45.9% and 60.2% of our total revenues for the year ended December 31, 2021, respectively.

Competition

We have numerous mid-size and large competitors. The principal competitive factors for the offshore support vessel service industry are the quality, suitability and technical capabilities of vessels, availability of vessels and related equipment, price and quality of service. In addition, the ability to demonstrate a strong record for safety and efficiency and attract and retain qualified and skilled personnel are also important competitive factors. We have numerous competitors in all areas in which we operate around the world, and the business environment in each of these markets is highly competitive. Competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in the many areas of the world are competitive advantages in our industry. In the Americas region, we benefit from cabotage which includes rules and restrictions promulgated thereunder by the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended (collectively, the Jones Act), which limit vessels that can operate in the U.S. Gulf of Mexico to those owned by companies that qualify as U.S. citizens. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate some of the impact of such preferences through affiliations with local companies.

Increases in worldwide vessel capacity generally have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity in the crude oil and natural gas industry, as was the case in late calendar 2014 when oil prices began to trend lower. In addition, the COVID-19 pandemic created additional oversupply as customers have cancelled or delayed projects as discussed above.

Angolan Joint Venture (Sonatide)

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared. In late 2019, we were informed that, as part of a broad privatization program, Sonangol intended to seek to divest itself from Sonatide. In January 2022, we acquired the 51% interest of Sonatide previously held by our partner, which has resulted in Sonatide becoming a wholly-owned subsidiary. Please refer to Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding this acquisition.

In the second quarter of 2020, Sonatide declared a $35.0 million dividend. On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million. Our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations. In addition, as a result of this dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised. During the years ended December 31, 2021 and 2020, we recorded a $0.4 and $40.9 million affiliate credit loss impairment expense, respectively.

Refer to Notes (4) and (15) of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on Sonatide.

Nigerian Joint Venture (DTDW)

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore support vessel. We also operate company owned vessels in Nigeria for which the joint venture receives a commission. As of December 31, 2020 and 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.

Cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Therefore, during the year ended December 31, 2020, we recorded affiliate credit loss impairment expense totaling $12.1 million and additional impairment expense of $2.0 million for the guarantee of our expected share of DTDW's long-term debt. Our operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture.

As of December 31, 2020, DTDW had long-term debt of $4.7 million which was secured by the vessel owned by DTDW and guarantees from the DTDW partners (in proportion to their ownership interests). On April 22, 2021, we paid approximately $2.0 million, which represented our portion of the joint venture debt guarantee which was expensed in 2020 and our partner assumed the remaining joint venture debt which represented his portion of the guarantee.

Refer to Note (4) of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on the Nigerian joint venture.

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

We maintain certification of our vessels to MLC requirements, perform maintenance and repairs at shipyards, and make port calls during ocean voyages in accordance with the MLC based on the dates of enforcement by countries in which we operate. In addition, where possible, we continue to work with identified flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the MLC and allow us to standardize operational protocols among our fleet.

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

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding stock are owned by non-U.S. Citizens (as defined by the Jones Act). For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our charter provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock. Based on the latest information available to us, less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2021.

Our vessel operations in the U.S. Gulf of Mexico (GOM) are considered to be coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 135 active vessels that we owned or operated at December 31, 2021, 125 vessels were registered under flags other than the United States and 10 vessels were registered under the U.S. flag.

All our offshore vessels are subject to either United States or international safety and classification standards or sometimes both. Deepwater PSVs, deepwater AHTS vessels, towing-supply vessels, and crew boats are required to undergo periodic inspections generally twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

We comply with the International Ship and Port Facility Security (ISPS) Code, an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of the ISPS Code and SOLAS. Under the ISPS Code, we perform worldwide security assessments, risk analyses, and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the U.S. Coast Guard pursuant to the latest revision of Maritime Security Directive 104-6.

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

Environmental Compliance

During the ordinary course of business, our operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, we cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations. In addition, a wide range of governmental regulatory agencies, including the U.S. Coast Guard (USCG), the U.S. Environmental Protection Agency (EPA), the U.S. Department of Transportation’s Office of Pipeline Safety, the U.S. Bureau of Safety and Environmental Enforcement and certain individual states, regulate vessels and other structures in accordance with the requirements of federal and state law. There is currently little uniformity among the regulations issued by these agencies, which increases our compliance costs and risk of non-compliance. Existing U.S. environmental laws and regulations to which we are subject include, but are not limited to:

●

the Clean Air Act, which restricts the emission of air pollutants from many sources and imposes various preconstruction, operational, monitoring and reporting requirements, and that the EPA has relied upon as the authority for adopting climate change regulatory initiatives relating to greenhouse gas emissions;

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

In the U.S. and abroad, we are subject to the International Convention for the Prevention of Pollution from Ships (MARPOL), an international convention that imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling of certain substances, sewage and air emissions. Annex VI of MARPOL addresses air emissions, including emissions of sulfur and nitrous oxide, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The International Maritime Organization designates the waters off North America as an Emission Control Area, meaning that vessels operating in the U.S. must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of nitrogen oxides and sulfur oxides. These can impact both the fuel and the engines that may be used onboard vessels. For further discussion of regulatory risks related to climate change see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

We are also involved in various legal proceedings that relate to asbestos and other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on our financial position, results of operations, or cash flows. We are proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard our vessels and at shore-based locations. The Oil Pollution Act of 1990 also requires owners and operators of vessels over 300 gross tons to provide the USCG with evidence of financial responsibility to cover the cost of cleaning up oil spills from those vessels. Several foreign jurisdictions also require us to present satisfactory evidence of financial responsibility. We satisfy these requirements through appropriate insurance coverage, as discussed below in “Risk Management.”

Moreover, environmental laws and regulations also can affect the resale value or significantly reduce the useful lives of our vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment, if accidents were to occur. In addition, we have established operating policies that are intended to increase awareness of actions that may harm the environment, including being committed to responsible ship recycling in accordance with the Hong Kong convention and European Ship Recycling Regulation.

In addition to governmental regulation, large oil and gas producers have developed strict due diligence processes for selecting their suppliers out of concerns for the environmental impact of their operations. Our failure to maintain any of our vessels to the standards required by the industry could put us in breach of the applicable charter agreement and lead to termination of such agreement. Should we not be able to successfully clear such risk assessment processes on an ongoing basis, the future employment of our vessels could also be adversely affected since it might lead to the termination of existing charters.

Safety

We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits using company media directed at, and regular training of, both our seamen and shore-based personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into our on-going safety-related training. In addition, we employ safety personnel to be responsible for administering our safety programs and fostering our safety culture. Our position is that each of our employees is a safety supervisor with the authority and the obligation to stop any operation that they deem to be unsafe.

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

Environmental, Social and Governance Factors

We are committed to transparently reporting on environmental, social and governance (ESG) factors that may be relevant to us. Our board of directors engages in regular discussions relating to environmental matters and our response to ESG-related risks and opportunities. There has been an increasing amount of ESG disclosure by publicly listed companies in recent years and we expect this trend to continue. Increasing ESG disclosure may be driven by investor expectations, SEC requirements, regulation or in response to stakeholder concerns. We use internationally-recognized methods and reporting standards to measure and disclose our performance in relation to ESG factors. In 2021, we issued our inaugural formal sustainability report, reviewing our ESG performance, actions and initiatives for the 2020 calendar year. This report was developed in accordance with Global Reporting Initiative (GRI) reporting standards, in addition to the Sustainability Accounting Standards Board (SASB) Marine Transportation standard. A climate risk review was also performed in accordance with the recommendations provided by the Taskforce on Climate-Related Financial Disclosures (TCFD) and the results of this review were included in the Sustainability Report. For further discussion of ESG risks and considerations see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Energy Transition

Climate change concerns have precipitated a call from governments and other entities to transition from fossil fuels for energy production and power transportation. The primary offender in climate change is considered to be carbon emissions. The recent goal of the advocates of the energy transition is to reduce world-wide carbon emissions to net zero by the year 2050. The preferred energy sources that produce no carbon emissions are wind, solar and nuclear. Our Sustainability Report addresses our progress toward attaining lower carbon emissions and supporting more environmentally friendly energy sources. We believe that our long-term success depends on our ability to effectively navigate the energy transition and we believe we will have opportunities to participate in that transition while also supporting the fossil fuel industry. We currently have a few vessels supporting the wind farm business. We also expect to have significant opportunities from the offshore E&P industry as they dismantle their massive offshore production infrastructure during the transition. We believe that the fossil fuel industry will continue to provide fuel for energy throughout the transition and we are prepared to provide support through the process.

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. Our GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tend to slow or halt to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. Our vessels that operate offshore in India, other areas in Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for our offshore support vessels and other services than on any seasonal variation.

Human Capital Management

Employees and Labor Relations

 As of December 31, 2021, we employ approximately 4,400 employees worldwide. Our global footprint has over 90% of our fleet working internationally in more than 30 countries. We are not a party to any union contract in the United States but through several subsidiaries, we are subject to union agreements covering local nationals in several countries other than the United States, most heavily in the North Sea with UK and Norwegian mariners.

Culture and Engagement

Company culture is a key focus for the Chief Human Resource Officer (CHRO) and the rest of the senior leadership. Tidewater’s culture is promoted through its “7 Cs”:

●	Capability
●	Collaboration
●	Commitment
●	Communication
●	Compassion
●	Compliance
●	Courage

Our focus is on creating an environment where our colleagues feel respected, valued, and can contribute to their fullest potential. We leverage technology to promote online collaborative workspaces to bring our colleagues together across multiple time zones and geographies and create a global sense of community. In 2021, the COVID-19 pandemic had a significant impact on our human capital management. A large majority of our onshore workforce has worked remotely beginning in the second quarter of 2020 and, for those who continue to work on site, we instituted safety protocols and procedures in line with guidance provided by the Center for Disease Control (CDC).

Health and Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We are dedicated to ensuring the safety of our employees, our customers and any personnel associated with our operations. Our principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits using company media directed at, and regular training of, both our mariners and shore-based personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. In addition, we employ safety personnel who are responsible for administering our safety programs and fostering our safety culture and monitoring the results of our safety programs and initiatives. Our position is that each of our employees is a safety supervisor with the authority and the obligation to stop any operation that they deem to be unsafe.

By establishing practical safeguards against all identified risks, we take a consistent and proactive approach to minimizing the number of accidents, incidents and hazardous occurrences. We utilize both leading and lagging indicators to monitor the performance of our health and safety programs. Lagging indicators include the Total Recordable Incident Rate (TRIR) and the Lost Time Incident Rate (LTIR) based upon the number of incidents per one million working hours. Leading indicators include reporting and closure of all near miss events and Health, Safety and Environmental (HSE) training activities. In calendar year 2021, we had a TRIR of 0.67, a LTIR of 0.07 and no work-related fatalities.

In 2021, we continued to experience significant challenges resulting from COVID-19. Revised safety protocols were immediately implemented and management in each area of operation ensured constant compliance with local government, customer and other restrictions and guidelines to help mitigate risk of exposure of our employees and contractors.

Inclusion and Diversity

We embrace the diversity of our team members, stakeholders and customers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. We comply with all applicable employment, labor and immigration requirements, and require our personnel to cooperate with all compliance efforts. We have a policy of continuous improvement; opportunities to further connect and support collaboration between our diverse employee base continue to be identified and addressed with further investments in training, tools and systems.

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

Available Information

We make available free of charge, on or through our website (www.tdw.com), our Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on our website is not part of any report that we file with the SEC.

We have adopted a Code of Business Conduct and Ethics (Code), which is applicable to our directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The Code is publicly available on our website at www.tdw.com. We will make timely disclosure by a Current Report on Form 8-K and on our website of any change to, or waiver from, the Code for our chief executive officer, chief financial officer and principal accounting officer. Any changes or waivers to the Code will be maintained on our website for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 842 West Sam Houston Parkway North, Suite 400, Houston, Texas, 77024.

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

Our business, financial condition and operating results can be affected by several factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from those anticipated, projected or assumed in the forward-looking statements. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, stock price and cash flows. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

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
●

Volatility in the global market for oil and natural gas has in the past led to market oversupply and depressed commodity prices which has adversely affected our operations and may, in the future, materially disrupt our operations and adversely impact our business and financial results.

●	A substantial or an extended decline in oil and natural gas prices could result in lower capital spending by our customers.
●	We derive a significant amount of revenue from a relatively small number of customers.
●	The high level of competition in the offshore marine service industry could negatively impact pricing for our services.
●	The rise in production of unconventional crude oil and natural gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and natural gas prices.
●	An increase in vessel supply without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition.
●	Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.
●	Maintaining our current fleet and acquiring vessels required for additional future growth require significant capital.
●	We may not be able to renew or replace expiring contracts for our vessels.
●	We may record additional losses or impairment charges related to our vessels.
●	Cybersecurity attacks, including ransomware, on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.
●	Uncertain economic conditions may lead our customers to postpone capital spending or jeopardize our customers’ or other counterparties’ ability to perform their obligations.
●	Factors associated with global climate change, including evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business, reputation, results of operations and financial positions.
●	Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.
●	Pressure from outside groups and/or governmental entities regarding our compliance with or adherence to expected ESG driven protocols or actions could adversely affect our business, including our ability to obtain financing, our results of operations and our cash flows.

Risks Relating to Our Indebtedness

●	We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
●	Restrictive debt covenants may restrict our ability to raise capital and pursue our business strategies.
●	The amount of our debt could have significant consequences for our operations and future prospects.
●	We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

Risks Relating to Our International and Foreign Operations

●	We operate throughout the world and are exposed to risks inherent in doing business in countries other than the U.S.
●	Global or regional public health crises and other catastrophic events could reduce economic activity resulting in lower commodity prices and could affect our crew rotations and entry into ports.
●	We may have disruptions or disagreements with our foreign joint venture partners, which could lead to an unwinding of the joint venture.
●	Our international operations expose us to currency devaluation and fluctuation risk.
●	With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Risks Relating to Governmental Regulation

●	There may be changes to complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.
●	Changes in U.S. and international tax laws and policies could adversely affect our financial results.
●	Any changes in environmental regulations, including climate change and greenhouse gas restrictions, could increase the cost of energy and future production of oil and natural gas.

Risks Relating to Our Employees

●	We may have difficulty attracting, motivating and retaining executives and other key personnel.
●	We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.
●	Certain of our employees are covered by both state and federal laws that may subject us to job-related claims.

Risks Relating to Our Securities

●	Our common stock is subject to restriction on foreign ownership by non-U.S. Citizen stockholders.
●	The market price of our securities is subject to volatility.
●	Because we currently have no plans to pay cash dividends or other distributions on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
●	Anti-takeover provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.

Risk Factors

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected and may, in the future, have a material negative impact on our operations and business.

As discussed above in Item 1, it became evident that a novel coronavirus (COVID-19) could become a pandemic with worldwide reach. By mid-March of 2020, when the World Health Organization declared the outbreak to be a pandemic (the COVID-19 pandemic), much of the industrialized world had taken severe measures to lessen its impact. The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption.

The spread of COVID-19 to one or more of our locations, including our vessels, could significantly impact our operations. While we have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19, there is no assurance that those efforts will be fully successful. The spread of COVID-19 to our onshore workforce could prevent us from supporting our offshore operations, we may experience reduced productivity as our onshore personnel works remotely, and any spread to our key management personnel may disrupt our business. Any outbreak on our vessels may result in the vessel, or some or all the vessel crew, being quarantined and therefore impede the vessel’s ability to generate revenue. We have experienced challenges in connection with our offshore crew changes due to health and travel restrictions related to COVID-19, and those challenges and/or restrictions may continue or worsen despite our efforts at mitigating them. To the extent the COVID-19 pandemic adversely affects our operations and business, it may also have the effect of heightening many of the other risks set forth in our SEC filings, such as those relating to our financial performance and debt obligations.

The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which it impacts our business and operations and ability to preserve our liquidity will depend on the severity, location, and duration of the effects and spread of the pandemic itself, the actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Additionally, recent constraints on the global supply chain have reduced the number of available suppliers, and the imposition of further public health measures affecting supply chain and logistics may negatively impact our suppliers. As we cannot predict the full duration or scope of this pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated but could be both material and long-lasting. Additionally, the impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or exacerbate other risks discussed in this Item 1A "Risk Factors" and elsewhere in this report, any of which could have a material effect on us.

Volatility in the global market for oil and natural gas has in the past led to market oversupply and depressed commodity prices which has adversely affected our operations and may, in the future, materially disrupt our operations and adversely impact our business and financial results.

With respect to our sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments impose travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread. During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in oil prices, which have only recently begun to recover.

Combined, these conditions adversely affected our operations and business beginning with the latter part of the first fiscal quarter of 2020 and continuing into 2021. The reduction in demand for hydrocarbons together with an unprecedented decline in the price of oil resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of the COVID-19 pandemic on offshore operations. Further, these conditions, continued to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general for the last nine months of 2020 and for most of 2021. Demand for oil and gas and commodity prices have recently recovered to near pre-pandemic levels and we do not expect our operations and business in 2022 to continue to be negatively impacted. However, other factors, including pressure on our customers to return capital to shareholders and pressure to address ESG concerns related to fossil fuel production and consumption, coupled with the lingering uncertainty related to the COVID-19 pandemic could have a negative impact on our operations in the near term.

Risks Relating to Our Business and Industry

The prices for oil and natural gas affect the level of capital spending by our customers. A substantial or an extended decline in oil and natural gas prices could result in lower capital spending by our customers.

Demand for our services depends substantially upon the level of activity in the oil and natural gas industry and the willingness of oil and natural gas companies to make capital expenditures on exploration, drilling and production operations. Oil and natural gas prices and market expectations of potential changes in these prices significantly affect this level of activity. Prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. Many factors affect the supply of and demand for crude oil and natural gas and, therefore, influence prices of these commodities, including:

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

Moreover, higher commodity prices will not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services, in part because customer demand is often driven by capital expenditure programs that are more focused on future commodity price expectations and not solely on current prices. Although crude prices have recovered from the historic lows seen in the first half of 2020, our customers have generally lowered their capital expenditure programs considering recent volatility in pricing and other priorities for cash flow including return on capital to shareholders and investment in more environmentally friendly projects. Additionally, increased commodity demand may in the future be satisfied by land-based energy resource production and any increased demand for offshore support vessel services can be more than offset by an increased supply of offshore support vessels resulting from the construction of additional offshore support vessels.

We derive a significant amount of revenue from a relatively small number of customers.

For the years ended December 31, 2021 and 2020, our top five and ten largest customers accounted for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts with us, and/or refuse to award new contracts to us.

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

The high level of competition in the offshore marine service industry could negatively impact pricing for our services.

We operate in a highly competitive industry, which could depress charter and utilization rates and adversely affect our financial performance. We compete for business with our competitors based on price; reputation for quality service; quality, suitability and technical capabilities of our vessels; availability of vessels; safety and efficiency; cost of mobilizing vessels from one market to a different market; and national flag preference. In addition, competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

The rise in production of unconventional crude oil and natural gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and natural gas prices.

 The rise in production of unconventional crude oil and natural gas resources in North America and the commissioning of several new large Liquefied Natural Gas (LNG) export facilities around the world have contributed to an over-supplied natural gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction. There has also been a buildup of crude oil inventories in the U.S. in part due to the increased development of unconventional crude oil resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, without a commensurate growth in demand for crude oil and natural gas may continue to depress crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

An increase in vessel supply without a corresponding increase in the working offshore rig count could exacerbate the industry’s currently oversupplied condition.

Over the past decade, the combination of historically high commodity prices and technological advances resulted in significant growth in deepwater exploration, field development and production. During this time, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and when vessels migrate between markets. A discussion about our vessel fleet appears in the “Vessel Utilization and Average Rates by Segment” section of Item 7 in this Annual Report on Form 10-K.

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

Factors associated with global climate change, including evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business, reputation, results of operations and financial positions.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Further, the increasing attention to ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

Specifically, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. In September 2021, a group of over 150 companies, including shipping companies, oil companies and port authorities, called on regulators to require the shipping industry to be fully decarbonized by 2050.

Social and political attention to ESG matters has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions and has been stated in the U.S. to be a priority of the Biden Administration, as well as other initiatives. These agreements and measures, including the Paris Climate Accord, the Kyoto Protocol, the European Union Emission Trading System, the United Kingdom’s Carbon Reduction Commitment, the International Maritime Organization’s MARPOL Annex VI amendments, and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and other various state programs, may require, or could result in future legislation and regulatory measures that require significant equipment and fleet modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. Any long-term material adverse effect on the oil and gas industry would likely have a significant financial and operational adverse impact on our business. Because we primarily support the oil and gas industry and our vessels utilize fossil fuels for internal power generation, the impact of such increased attention and regulation may have adverse effects on our and our customers’ operations and financial results.

In addition, some institutional investors are placing an increased emphasis on ESG factors when allocating their capital. These investors may be seeking enhanced ESG disclosures or may implement policies that discourage investment in the hydrocarbon industry. Organizations that provide information to institutional and retail investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward us and our industry and to the diversion of investment to other industries. To the extent certain institutions implement policies that discourage investments in our industry, it could have an adverse effect on our financing costs and access to liquidity and capital.

Moreover, climate change may cause more extreme weather conditions such as hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our or our customers’ and suppliers’ operations and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased weather hazards affecting our operations.

Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.

Our long-term success depends on our ability to effectively navigate the energy transition, which will require adapting our vessels and technology portfolio to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to support their oil and gas operations through this transition. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to liquidity and capital or the market for our securities could be adversely impacted.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash flow to meet our debt service and other obligations.

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to maintain sufficient cash flows. Our ability to generate cash in the future, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we can charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

Lower levels of offshore exploration and development activity and spending by our customers globally directly and significantly have impacted, and may continue to impact, our financial performance, financial condition and financial outlook.

Restrictive covenants in the Bond Terms and Credit Facility Agreement may restrict our ability to raise capital and pursue our business strategies, and may have significant consequences for our operations and future prospects.

The bond terms for our 2026 Notes (the Bond Terms) and the Super Senior Revolving Credit Facility Agreement with DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (the Credit Facility Agreement) contain certain restrictive covenants. These covenants could have important consequences for our strategy and operations, including:

●

limiting our ability to incur indebtedness to provide funds for investments or capital expenditures, acquisitions, debt service requirements, general corporate purposes, dividends, and to make other distributions or repurchase or redeem our stock;

●	restricting us from undertaking consolidations, mergers, sales, or other dispositions of all or substantially all our assets;
●

requiring us to dedicate a substantial portion of our cash flow from operations to make required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, such as investing in new vessels, and other general business activities;

●	requiring that we pledge substantial collateral, including vessels, which may limit flexibility in operating our business and restrict our ability to sell assets;
●	limiting management’s flexibility in operating our business including planning for, or reacting to, changes in our business and the industry in which we operate;
●	diminishing our ability to withstand a downturn in our business or worsening of macroeconomic or industry conditions; and
●	placing us at a competitive disadvantage against less leveraged competitors.

The Bond Terms and the Credit Facility Agreement also require us to comply with certain financial covenants, including maintenance of minimum liquidity and minimum consolidated equity. We may be unable to meet these financial covenants or comply with these covenants, which could result in a default under the Bond Terms or the Credit Facility Agreement. If a default occurs and is continuing, the secured parties and the lenders under the Bond Terms and Credit Facility Agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the Bond Terms and Credit Facility Agreement will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (3) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Bond Terms and the Credit Facility Agreement.

As a result of the restrictive covenants under the Bond Terms and the Credit Facility Agreement, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in the Bond Terms and the Credit Facility Agreement, including a substantial make whole premium applicable to a voluntary prepayment of obligations under the Bond Terms, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if requested to obtain financial or operational flexibility or if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

If commodity prices decline or if E&P companies activity indicate a low level of investment in offshore exploration, development and production, there could be a general outflow of credit and capital from the energy and energy services sectors and/or offshore-focused energy and energy service companies, as well as further efforts by lenders to reduce their loan exposure to the energy sector, impose increased lending standards for the energy and energy services sectors, increase borrowing costs and collateral requirements or refuse to extend new credit or amend existing credit facilities in the energy and energy services sectors. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by bank regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All these factors may complicate the ability of borrowers to achieve a favorable outcome in negotiating solutions to even marginally stressed credits.

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

Expenditures required for the repair, certification and maintenance of a vessel, some of which may be unplanned, typically increase with vessel age. Additionally, stacked vessels are not maintained with the same diligence as our marketed fleet. Depending on the length of time the vessels are stacked, we may incur additional costs to return these vessels to active service. These costs are difficult to estimate and may be substantial. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain our current fleet size we may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets. The cost of repairing and/or upgrading existing vessels or adding a new vessel to our fleet can be substantial. Moreover, while our vessels are undergoing repair, upgrade or maintenance, they may not earn a day rate during the period they are out of service. Lastly, new laws and regulations related to climate change discussed below and the increased scrutiny of greenhouse gas emissions may require us to undertake upgrades or overhauls to our vessels and their power generation systems to ensure compliance, which would require significant additional capital expenditures.

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

We have several charters that expired in 2021 and others that will expire in 2022. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to us than are the terms of our existing contracts, or we may be unable to secure contracts for these vessels. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.

Most of the long-term contracts for our vessels and many of our contracts with governmental entities and national oil companies contain early termination options in favor of the customer, in some cases permitting termination for any reason. Although some of these contracts have early termination remedies in our favor or other provisions designed to discourage our customers from exercising such options, we cannot assure you that our customers would not choose to exercise their termination rights despite such remedies or the threat of litigation with us. Moreover, many of the contracts for our vessels have a term of one year or less and can be terminated with 90 days or less notice. Unless such vessels can be placed under contract with other customers, any termination could temporarily disrupt our business or otherwise adversely affect our financial condition and results of operations. We might not be able to replace such business or replace it on economically equivalent terms. In those circumstances, the amount of backlog could be reduced and the conversion of backlog into revenue could be impaired. Additionally, because of depressed commodity prices, adverse changes in credit markets, economic downturns, changes in priorities or strategy or other factors beyond our control, a customer may no longer want or need a vessel that is currently under contract or may be able to obtain a comparable vessel at a lower rate. For these reasons, customers may seek to renegotiate the terms of our existing contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. In any case, an early termination of a contract may result in one or more of our vessels being idle for an extended period. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

We may record additional losses or impairment charges related to our vessels.

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have realized impairment charges with respect to our long-lived assets over the past several years. If offshore E&P industry conditions further deteriorate, we could be subject to additional long-lived asset impairments in future periods.

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

We may seek to sell some of our vessels to provide liquidity and improve our cash flow. There may not be sufficient activity in the market to sell our vessels, and we may not be able to identify buyers with access to financing or to complete any such sales. Even if we can locate appropriate buyers for our vessels, any sales may occur on significantly less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle.

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

We are also subject to risks relating to war, sabotage, piracy, kidnappings and terrorism or any similar risk that may put our personnel at risk and adversely affect our operations in unpredictable ways, including changes in the insurance markets as a result of war, sabotage, piracy or kidnappings, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, an act of war, piracy, sabotage or terrorism. War or risk of war or any such attack, such as the current conflict in the Ukraine, and the international response to such events may also have an adverse effect on the economy, which could adversely affect activity in offshore oil and natural gas exploration, development and production and the demand for our services. Insurance coverage can be difficult to obtain in areas of pirate, terrorist or other hostile attacks resulting in increased costs that could continue to increase. We periodically evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, and terrorism, as well as the international response to such events such as trade and investment sanctions, could also adversely affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth. The increase in the level of these criminal or terrorist acts, war and international hostilities over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities. Although we take what we consider to be prudent measures to protect our personnel and assets in markets that present these risks, including solicitation of advice from third-party experts, we have confronted these kinds of incidents in the past, and there can be no assurance we will not be subjected to them in the future.

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

We operate in several foreign areas through joint ventures with local companies, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our joint venture partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the joint venture relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Notes (4) and (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our joint venture in Angola and our joint venture in Nigeria.

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

Sonatide generally maintains Angolan kwanza-denominated deposits in Angolan banks, largely related to customer receipts in excess of balances that are waiting to be converted to U.S. dollars, expatriated and then remitted to us. A devaluation in the Angolan kwanza relative to the U.S. dollar would result in foreign exchange losses for Sonatide to the extent the Angolan kwanza-denominated asset balances were in excess of kwanza-denominated liabilities. Under the previous Sonatide joint venture structure, we would bear 49% of any potential losses. Please refer to Notes (4) and (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola.

With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Our global operations require us to comply with several complex U.S. and international laws and regulations, including those involving anti-bribery and, anti-corruption. The FCPA and similar anti-bribery laws in other jurisdictions, including the U.K. Bribery Act the United Nations Convention Against Corruption and the Brazil Clean Company Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA and other anti-bribery legislation, any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other fines or sanctions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of vessels or other assets, which could have a material adverse impact on our business, financial condition and results of operation. Moreover, we may be held liable for actions taken by local partners or agents in violation of applicable anti-bribery laws, even though these partners or agents may themselves not be subject to such laws. Any determination that we have violated applicable anti-bribery laws in countries in which we do business could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows. We operate in many parts of the world where governmental corruption is present and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business.

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

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as Brexit) and exited from the E.U. on January 31, 2020. The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. In addition, our business and operations may be impacted by any subsequent E.U. member withdrawals and a vote in Scotland to seek independence from the U.K. Risks related to Brexit that we may encounter include:

●	adverse impact on macroeconomic growth and oil and natural gas demand;
●	continued volatility in currencies including the British pound and U.S. dollar that may impact our financial results;
●	reduced demand for our services in the U.K. and globally;
●	increased costs of doing business in the U.K. and in the North Sea;
●	increased regulatory costs and challenges for operating our business in the North Sea;
●	volatile capital and debt markets, and access to other sources of capital;
●	risks related to our global tax structure and the tax treaties upon which we rely;
●	legal and regulatory uncertainty and potentially divergent treaties, laws and regulations between the E.U. and U.K.;
●	business uncertainty and instability resulting from prolonged political negotiations; and
●	uncertain stability of the E.U. and global economy if other countries exit the E.U.

Risks Relating to Governmental Regulation

There may be changes to complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations relating to several aspects of our business, including anti-bribery and anti-corruption laws, import and export controls, the environment, worker health and safety, labor and employment, taxation, antitrust and fair competition, data privacy protections, securities regulations and other regulatory and legal requirements that significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the U.S. Customs and Border Protection, and their foreign equivalents; as well as to standards imposed by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation.

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

Most of our revenues and net income are generated by our operations outside of the U.S. Our effective tax rate has historically averaged approximately 30% until recent years where the decline of the oil and natural gas market significantly impacted our operations and overall effective tax rate.

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

Due to concern over the risk of climate change, several countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). These regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our customer’s products more expensive and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas, any of which may reduce demand for our services. Any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations, including upgrades to our vessels’ internal power generation systems. These developments may have an adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our offshore support vessels and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets.

In addition, the increased regulation of environmental emissions may create greater incentives for the use of alternative energy sources which could reduce or eventually phase out the use of fossil fuels which could adversely affect our business. For example, laws, regulations and other initiatives to shift electricity generation away from fossil fuels to renewable sources over time are at various stages of implementation and consideration and may continue to be adopted in the future in the markets in which we operate. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions or administer and manage a greenhouse gas emissions program. However, unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. Consideration of climate change-related issues and the responses to those issues through international agreements and national, regional, or state regulatory frameworks are integrated into the company’s strategy, planning and risk management processes, where applicable. They may also be factored into the company’s long-term supply, demand, and energy price forecasts. However, any long-term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

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

Certain of our subsidiaries are participating employers in two industry-wide, multi-employer defined benefit pension plans in the U.K. Among other risks associated with multi-employer plans, contributions and unfunded obligations of the multi-employer plan are shared by the plan participants. As a result, we may inherit unfunded obligations if other plan participants withdraw from the plan or cease to participate, and if we withdraw from participation in one or both plans, we may be required to pay the plan an amount based on our allocable share of the underfunded status of the plan. Depending on the results of future actuarial valuations, it is possible that the plans could experience further deficits that will require funding from us, which would negatively impact our financial position, results of operations and cash flows.

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

Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers, to conduct day-to-day operations, improve safety and efficiency and lower costs. We use computerized systems to help run our financial and operations functions, including the processing of payment transactions, store confidential records and conduct vessel operations, which may subject our business to increased risks. If any of our financial, operational, or other technology systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee or other third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems, including those on board our vessels, may further increase the risk of operational system flaws, and employee or other tampering or manipulation of those systems will result in losses that are difficult to detect.

Cybersecurity incidents are increasing in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, installation of ransomware, phishing, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operations technologies and process control networks. Any cybersecurity attacks that affect our facilities or operations, our customers or any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in a financial loss, loss of intellectual property, proprietary information or customer and vendor data, and may negatively impact our reputation. The increased number of employees relying on remote access to our information systems due to the COVID-19 pandemic increases our exposure to potential cybersecurity breaches. Third-party systems on which we rely could also suffer such attacks or operational system failures. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business, operations and financial results.

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

At and during such time that the permitted limit of ownership by non-U.S. Citizens is reached with respect to shares of common stock, as applicable, we will be unable to issue any further shares of such class of common stock or approve transfers of such class of common stock to non-U.S. Citizens. Any purported transfer of our common stock in violation of these ownership provisions will be ineffective to transfer the common stock or any voting, dividend or other rights associated with such common stock. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities if U.S. Citizens were unable to transfer our shares to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership requirement could discourage, delay or prevent a change of control.

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

We currently do not pay and do not expect to pay any cash dividends or other distributions on our common stock in the foreseeable future. Any future determination to pay cash dividends or other distributions on our common stock will be at the sole discretion of our Board of Directors, subject to any restrictions in our financing agreements and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends thereafter at any time. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it. The Bond Terms do not allow dividend payments for at least 2 years.

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

We have issued or assumed several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our New Creditor Warrants and GLF Creditor Warrants for a nominal exercise price subject to Jones Act-related foreign ownership restrictions, and the exercise of our Series A Warrants, Series B Warrants and GLF Equity Warrants. Unexercised Series A Warrants and Series B Warrants will expire on July 31, 2023. Unexercised GLF Equity Warrants expire on November 14, 2024. Unexercised New Creditor Warrants expire on July 31, 2042 and unexercised GLF Creditor Warrants expire on November 14, 2042.

Additionally, shares of common stock were reserved for issuance under the 2021 Stock Incentive Plan, 2017 Stock Incentive Plan and Legacy GulfMark Stock Incentive Plan, respectively, as equity-based awards to employees, directors and certain other persons. The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the value of their investment upon the exercise of the warrants and any equity awards that may be granted or issued pursuant to the 2021 Stock Incentive Plan, 2017 Stock Incentive Plan and the Legacy GulfMark Stock Incentive Plan.

Please refer to Notes (9) and (10) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our outstanding warrants and stock-based awards.

There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants, and you may have difficulty trading and obtaining quotations for New Creditor Warrants and GLF Creditor Warrants.

While there are unsolicited quotes for our New Creditor Warrants on the OTC Pink Market, there is no market maker for this security on the OTC Pink Market, and there can be no assurance that an active trading market will develop. While the GLF Creditor Warrants trade on the OTC QX market, there has been limited trading volume since the business combination. The lack of an active market may impair your ability to sell your New Creditor Warrants or GLF Creditor Warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your New Creditor Warrants or GLF Creditor Warrants. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our New Creditor Warrants or GLF Creditor Warrants. This severely limits the liquidity of our New Creditor Warrants and the GLF Creditor Warrants and will likely reduce the market price of our New Creditor Warrants and the GLF Creditor Warrants.

There is no guarantee that the Series A Warrants, Series B Warrants and GLF Equity Warrants issued by us or assumed by us will ever be in the money, and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the strike price of each of the Series A Warrants, Series B Warrants and GLF Equity Warrants ($57.06 per share for Series A Warrants, $62.28 per share for Series B Warrants and $100.00 per share for the GLF Equity Warrants), these warrants will have limited economic value, and they may expire with limited or no value. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Any material amendment to the terms of the warrant in a manner adverse to a holder would require holders of at least a certain percentage of the then outstanding warrants, but less than all holders, approve of such amendment.

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

Activist stockholders could advocate for changes to our corporate governance, operational practices and strategic direction, which could have an adverse effect on our reputation, business and future operations. In recent years, publicly-traded companies have been increasingly subject to demands from activist stockholders advocating for changes to corporate governance practices, such as executive compensation practices, ESG issues, or for certain corporate actions or reorganizations. There can be no assurances that activist stockholders will not publicly advocate for us to make certain corporate governance changes or engage in certain corporate actions. Responding to challenges from activist stockholders, such as proxy contests, media campaigns or other activities, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our Board, which could have an adverse effect on our business and operational results. Additionally, stockholder activism could create uncertainty about future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, see Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TDW.” At February 28, 2022, there were 487 record holders of our common stock, based on the record holder list maintained by our stock transfer agent.

Issuer Repurchases of Equity Securities

No shares were repurchased during the years ended December 31, 2021, 2020 and 2019.

Dividends

There were no dividends declared during the years ended December 31, 2021, 2020 and 2019.

Performance Graph

The following graph and table compare the cumulative total return to our stockholders on our common stock beginning with the commencement of trading upon our emergence from Chapter 11 bankruptcy on July 31, 2017 through December 31, 2021, relative to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on August 1, 2017, at closing prices on July 31, 2017, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Indexed returns
	August 1,	December 31,	December 31,	December 31,	December 31,	December 31,
Company name/Index	2017	2017	2018	2019	2020	2021
Tidewater Inc.	100	98	77	77	35	43
Russell 2000	100	108	96	121	145	167
PHLX Oil Service sector	100	112	61	61	35	43
Dow Jones U.S. Oil Equipment & Services	100	105	60	65	40	50

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

At December 31, 2021, we owned 153 vessels with an average age of 11.1 years (excluding 3 joint venture vessels, but including 9 stacked active vessels and 18 vessels designated for sale) available to serve the global energy industry. The average age of our 135 active vessels at December 31, 2021 is 10.6 years.

Objective

Our management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide information about our financial condition and results of operations from management’s perspective. It includes relevant components of our financial condition and current and long-term liquidity. Primary revenue drivers include numbers of active vessels, active vessel utilization and average day rates. Our most significant operating cost drivers are generally personnel costs and repairs and maintenance. We discuss our liquidity in terms of cash flow that we generate from our operations. Our primary obligations are vessel operating costs including routine planned maintenance, general and administrative costs and long-term debt service. Our primary sources of capital have been our cash on hand, internally generated funds including operating cash flow, vessel sales and long-term debt financing. We also can issue stock either in the open market or as currency in acquisitions. This ability is impacted by existing market conditions. Our results are affected by the activity of our customers in the offshore oil and gas industry and the supply and demand dynamics associated with our vessels. Our objective is to discuss how all these factors have affected our historical results and, where applicable, how we expect these factors to impact our future results and future liquidity.

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

Angolan Joint Venture (Sonatide)

We previously disclosed the significant financial and operational challenges that we confront with respect to operations in Angola, as well as steps that we have taken to address or mitigate those risks. The amounts due from Sonatide are denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. We and Sonangol, our partner in Sonatide, have had discussions regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared. In late 2019, we were informed that, as part of a broad privatization program, Sonangol intended to seek to divest itself from Sonatide. In January 2022, we acquired the 51% interest of Sonatide previously held by our partner, which has resulted in Sonatide becoming a wholly-owned subsidiary. Please refer to Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding this acquisition.

In the second quarter of 2020, Sonatide declared a $35.0 million dividend. On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million. Our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations. In addition, as a result of this dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised. During the years ended December 31, 2021 and 2020, we recorded a $0.4 and $40.9 million affiliate credit loss impairment expense, respectively.

Refer to Notes (4) and (15) of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on Sonatide.

Nigerian Joint Venture (DTDW)

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore support vessel. We also operate company owned vessels in Nigeria for which the joint venture receives a commission. As of December 31, 2020 and 2021, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed.

Cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Therefore, during the year ended December 31, 2020, we recorded affiliate credit loss impairment expense totaling $12.1 million and additional impairment expense of $2.0 million for the guarantee of our expected share of DTDW's long-term debt. Our operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture.

As of December 31, 2020, DTDW had long-term debt of $4.7 million which was secured by the vessel owned by DTDW and guarantees from the DTDW partners (in proportion to their ownership interests). On April 22, 2021, we paid approximately $2.0 million, which represented our portion of the joint venture debt guarantee which was expensed in 2020 and our partner assumed the remaining joint venture debt which represented his portion of the guarantee.

Refer to Note (4) of Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on the Nigerian joint venture.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. In addition, offshore oil and gas exploration and development activities have traditionally required higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. In late 2014, oil prices declined significantly from levels of over $100.00 per barrel and continued to decline throughout 2015 and into 2016, to a point trading at less than $30.00 per barrel, causing an industry-wide downturn. Prices began to stabilize in the $50.00 to $60.00 per barrel range in 2019 and early 2020 suggesting a return to exploration and production activities for our customers. However, in the first quarter of 2020 the industry was severely impacted by a global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices. Oil prices declined severely in the second quarter, in this case trading at below $20.00 per barrel. Oil prices have recovered in 2021 to levels greater than experienced since 2018, currently trading over $80.00 per barrel. Natural gas prices are also at historic highs.

Despite the price recovery, there are lingering effects of the 2014 downturn and the subsequent COVID-19 pandemic downturn in the activity levels of our customers. In addition, there has been recent pressure from certain shareholders and other stakeholders, including governmental entities, on our customers related to environmental, social and governance (ESG) factors. A possible impact of this pressure on our business could be a gradual move away from exploration and development of fossil fuels. Many of our large international customers have recently issued statements supporting changes in their future business plans to move toward a lower environmental impact which has, coupled with the lingering COVID-19 impact, effectively delayed the recovery in our business that would be expected with current commodity price levels. Further, as our customers have responded to pressure to return capital to shareholders in the wake of the 2014 downturn and subsequent industry challenges, they have increasingly shifted their capital allocation strategy from primarily new oil and gas production and reserve additions to a mix of returns to shareholders along with new oil and gas project development. The realistic expectation of a worldwide move towards more sustainable fuels for supplying energy includes the continued use of fossil fuels for some time to come. Despite the pressure to return capital to shareholders and the ongoing social pressure to move away from fossil fuels, our customers have recently made gradual moves to expand exploration and development activities. We are one of the world’s largest operators of offshore support vessels and we have operations in most of the world’s offshore oil and gas basins. We continue to believe that there will be sufficient opportunities for us to operate our vessels in this sector for many years to come. We have, however, also begun to seek and develop opportunities in the sustainability arena, including the support of offshore wind energy generation and the improvement of our fleet performance regarding emissions and environmental impact. There is current evidence of higher oil and gas demand which has resulted in increased commodity pricing and increased customer activity offshore. We are optimistic that our industry may experience a recovery over the coming years.

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations. We implemented various protocols for both onshore and offshore personnel in efforts to limit this impact. The effect on our business has included lockdowns of shipyards performing drydocks which delays vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and year 2021 revenues by less than 3%. In addition, in the years ended December 31, 2020 and the December 31, 2021, we incurred approximately $18.0 million and $7.0 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations. There may be additional cancellations or delays.

In the first and second quarters of 2020, we considered the COVID-19 lockdowns and the resultant impact on the oil and gas industry to be to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, in the first two quarters of 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized and in the fourth quarter industry conditions marginally improved. Similarly, during the year ended December 31, 2021, we have not seen indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation as of December 31, 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

ESG and Climate Change

Climate change is expected to increase the frequency and intensity of certain adverse weather patterns, which may impact our business. Due to concern over the risk of climate change, several countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). In addition, the increased regulation of environmental emissions is expected to create greater incentives for the use of alternative energy sources. Consideration of climate change-related issues and the responses to those issues through international agreements and national, regional, or state regulatory frameworks are integrated into our strategy, planning, forecasting and risk management processes, where applicable.

Our primary business is to support the fossil fuel industry. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. The primary source of energy in the world is fossil fuels. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the transition but also to continue to support the fossil fuel industry. We have begun to take measures to address the future of our company and our impact on climate change. Such measures include modifications to many of our vessels to reduce our carbon footprint (approximately $10.8 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of December 31, 2021); developing associations with alternative energy providers such as windfarms; and creation of a written sustainability report. We are in the early stages on most of these measures and continue to develop our strategies and solutions. Whatever measures we undertake will certainly be modified over time, as countries adopt new regulations and there is progress in the development of alternative energy sources.

For detailed discussion of climate change and related governmental regulation, including associated risks and possible impact on our business, financial conditions and results of operations, please see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Results of Operations

We manage and measure our business performance primarily based on four distinct geographic operating segments: Americas, Middle East/Asia Pacific, Europe/Mediterranean and West Africa.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk” in Part II, Items 7 and 7A of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following tables present vessel revenue and operating costs by segment, total vessel revenue and operating costs, and the related segment and total vessel revenue and operating costs as a percentage of segment and total vessel revenues for our owned and operated vessel fleet:

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Vessel revenues:
Americas	$102,151	28%	$126,676	33%
Middle East/Asia Pacific	102,537	29%	97,133	25%
Europe/Mediterranean	80,914	22%	83,602	22%
West Africa	75,967	21%	78,763	20%
Total	$361,569	100%	$386,174	100%

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Vessel operating costs:
Americas:
Crew costs	$41,341	40%	$51,830	41%
Repair and maintenance	10,344	10%	7,198	6%
Insurance	550	1%	1,672	1%
Fuel, lube and supplies	7,773	8%	7,564	6%
Other	12,307	12%	9,421	7%
	72,315	71%	77,685	61%
Middle East/Asia Pacific:
Crew costs	$39,209	38%	$39,261	41%
Repair and maintenance	11,381	11%	10,066	10%
Insurance	76	0%	2,344	2%
Fuel, lube and supplies	6,124	6%	7,777	8%
Other	12,152	12%	9,697	10%
	68,942	67%	69,145	71%
Europe/Mediterranean:
Crew costs	$41,317	51%	$37,534	45%
Repair and maintenance	9,233	11%	6,421	7%
Insurance	414	1%	1,596	2%
Fuel, lube and supplies	3,405	4%	3,324	4%
Other	7,355	9%	6,557	8%
	61,724	76%	55,432	66%
West Africa:
Crew costs	$26,304	34%	$27,999	36%
Repair and maintenance	10,012	13%	7,528	9%
Insurance	775	1%	1,583	2%
Fuel, lube and supplies	8,255	11%	10,448	13%
Other	13,487	18%	18,960	24%
	58,833	77%	66,518	84%
Total:
Crew costs	$148,171	41%	$156,624	41%
Repair and maintenance	40,970	11%	31,213	8%
Insurance	1,815	1%	7,195	2%
Fuel, lube and supplies	25,557	7%	29,113	7%
Other	45,301	12%	44,635	12%
Total vessel operating costs	$261,814	72%	$268,780	70%

The following tables present vessel operations general and administrative expenses by segment and in total; and the related segment vessel operations general and administrative expenses as a percentage of segment and total vessel revenues.

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Vessel operations general and administrative expenses:
Americas	$10,251	10%	$11,968	9%
Middle East/Asia Pacific	8,776	9%	9,679	10%
Europe/Mediterranean	7,994	10%	7,577	9%
West Africa	7,924	10%	11,966	15%
Total	$34,945	10%	$41,190	11%

The following tables present depreciation and amortization expense by segment and in total; and the related segment and total depreciation and amortization expense as a percentage of segment and total vessel revenues.

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Depreciation and amortization expense:
Americas	$30,856	30%	$32,079	25%
Middle East/Asia Pacific	25,992	25%	24,244	25%
Europe/Mediterranean	28,163	35%	29,222	35%
West Africa	26,196	34%	27,787	35%
Total	$111,207	31%	$113,332	29%

The following tables compare operating income and other components of earnings before income taxes, and its related percentage of total revenues.

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Vessel operating profit (loss):
Americas	$(11,270)	(3)%	$4,944	1%
Middle East/Asia Pacific	(1,174)	0%	(5,935)	(1)%
Europe/Mediterranean	(16,968)	(5)%	(8,629)	(2)%
West Africa	(16,985)	(5)%	(27,508)	(7)%
	(46,397)	(13)%	(37,128)	(9)%
Other operating profit	7,233	2%	7,458	2%
	(39,164)	(11)%	(29,670)	(7)%

Corporate general expenses (A)	(33,571)	(9)%	(32,256)	(8)%
Corporate depreciation	(3,337)	(1)%	(3,377)	(1)%
Gain (loss) on asset dispositions, net	(2,901)	(1)%	7,591	2%
Long-lived asset impairments and other	(15,643)	(4)%	(74,109)	(19)%
Affiliate credit loss impairment expense	(400)	0%	(52,981)	(13)%
Affiliate guarantee obligation	—	0%	(2,000)	(1)%
Operating loss	(95,016)	(26)%	(186,802)	(47)%
Foreign exchange loss	(369)	0%	(5,245)	(1)%
Equity in net earnings (losses) of unconsolidated companies	(3,322)	(1)%	164	0%
Dividend income from unconsolidated company	—	0%	17,150	4%
Interest income and other, net	1,605	0%	1,228	0%
Loss on early extinguishment of debt	(11,100)	(2)%	—	0%
Interest and other debt costs	(15,583)	(4)%	(24,156)	(6)%
Loss before income taxes	$(123,785)	(33)%	$(197,661)	(50)%

(A)	Included in corporate expenses for the years ended December 31, 2021 and 2020 are $0.1 million and $1.5 million, respectively, of severance and termination benefits.

Years Ended December 31, 2021 and 2020

Our total revenues for the years ended December 31, 2021 and December 31, 2020 were $371.0 million and $397.0 million, respectively. The decrease in revenue is primarily due to 11 less active vessels in the year ended December 31, 2021 than in the year ended December 31, 2020, primarily from our Americas segment. This segment was significantly affected by the decrease in demand caused by the pandemic. Offsetting the decrease in capacity was the increase in active utilization from 77.0% in 2020 to 80.1% in 2021. In addition, the decrease in revenue was impacted by average day rates which were 2.2% lower in 2021 than in 2020. The average day rates are driven by market conditions affected by the pandemic. The revenue effect from the pandemic began in the second quarter of 2020 and continued into the third and fourth quarters as our customers canceled contracts. The impact continued through most of the year 2021, only beginning to improve later in the year. The improvements have not yet reached the level of activity that we had in the first quarter of 2020. Overall, Americas had the most negative impact, with Europe/Mediterranean and West Africa withstanding a harsh early impact but also experiencing the quickest recovery. Middle East/Asia Pacific had the least impact from the pandemic with revenue increasing in 2021 compared to 2020. The individual segment discussions below reflect these impacts.

Vessel operating costs for the years ended December 31, 2021 and December 31, 2020 were $261.8 million and $268.8 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we have 11 less active vessels in our fleet in the year ended December 31, 2021. Overall, our vessel personnel costs and insurance costs were lower in 2021 than 2020 due to cost management efforts associated with the COVID-19 downturn and several credits issued by our insurance carriers in 2021 related to vessel valuations and prior year estimates, but were partially offset by increased repair and maintenance costs due to the reactivation of stacked vessels in the latter part of 2021.

Depreciation and amortization expense for the years ended December 31, 2021 and December 31, 2020 was $114.5 million and $116.7 million, respectively. Depreciation and amortization expenses were lower in 2021 largely because of lower amortization of deferred drydocking costs resulting from the discontinuation of amortization on vessels classified as held for sale and vessels sold from the active fleet.

General and administrative expenses for the years ended December 31, 2021 and December 31, 2020 were $68.5 million and $73.4 million, respectively. General and administrative expenses decreased overall in 2021 because of continued cost cutting measures being implemented during the pandemic and a reduction in one-time severance charges incurred in 2020 compared to 2021.

The net gain (loss) on asset dispositions for the year ended December 31, 2021 totaled $2.9 million of net losses, primarily from the sale of 19 vessels and other assets. One of the vessel sales was to a third-party operator, Jackson Offshore, which has a person in senior management, Matthew Rigdon, its Chief Operating Officer, who is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale. During the year ended December 31, 2020, we recognized net gains of $7.6 million related to the sale of 56 vessels and other assets.

During 2021, we recorded $15.6 million of impairment primarily related to assets held for sale. During 2020, as discussed previously, we recorded $74.1 million of impairment primarily related to classifying our vessels to assets held for sale and $53.0 million of credit related losses associated with our two joint ventures in Nigeria and Angola.

Interest expense and other debt costs decreased by $8.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This is the result of paying down $98.1 million of our long-term debt primarily in the third and fourth quarters of 2020 and $39.3 million during the first nine months of 2021. In addition, our interest income and other increased by $0.4 million primarily because of a legal settlement with a customer.

During 2021 we recorded an $11.1 million loss on early extinguishment of debt consisting of make whole premiums and other related costs resulting from the extinguishment of our Senior Secured Notes and Troms offshore debt.

During the year ended December 31, 2021, we recognized foreign exchange losses of $0.4 million and for the year ended December 31, 2020 we recognized losses of $5.2 million. These foreign exchange losses were primarily the result of the revaluation of various foreign currencies where we conduct our business including the Norwegian Kroner, Brazilian-Reais, Angola Kwanza, British Pound and Euro which are denominated balances to our U.S. dollar reporting currency.

In addition, our income tax expense was $5.9 million in the year ended December 31, 2021 compared with an income tax benefit of $1.0 million in the year ended December 31, 2020 primarily because the year ended December 31, 2020 benefitted from a NOL carryback for a tax refund under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Americas Segment Operations. Vessel revenues in the Americas segment decreased 19.4%, or $24.5 million, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease is primarily due to a decrease of six active vessels primarily due to the pandemic. Overall, America's segment active utilization decreased from 85.7% during 2020 to 81.3% during 2021, however average day rates during these same periods increased 4.6%, which was generally due to a greater portion of the segment’s vessels being hired at current prevailing day rates which were higher than those in 2020.

Operating loss for the Americas segment for the year ended December 31, 2021, was $11.3 million compared to an operating profit for the year ended December 31, 2020 totaling $4.9 million. The decrease was primarily due to the decrease in revenues. The revenue decrease was partially offset by a $5.4 million decrease in operating costs largely due to lower vessel personnel costs resulting from the lower active vessel count. Depreciation and amortization, and general and administrative costs, were $1.2 million and $1.7 million lower, than prior year respectively, because of vessel sales and cost cutting measures.

Middle East/Asia Pacific Segment Operations. Vessel revenues in the Middle East/Asia Pacific segment increased $5.4 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The Middle East/Asia Pacific average day rates were 4.4% higher for 2021 than for 2020. Middle East/Asia Pacific segment active utilization increased from 76.4% to 88.0%. Our Middle East/Asia Pacific segment was only marginally affected by COVID-19.

Operating loss for the Middle East/Asia Pacific segment was $1.2 million in 2021 compared to an operating loss of $5.9 million in 2020. The revenue increase was partially offset by higher depreciation and amortization resulting from increased amortization of deferred drydock costs. General and administrative expenses were lower by $0.9 million due to ongoing cost reduction initiatives.

Europe/Mediterranean Segment Operations. Vessel revenues in the Europe/Mediterranean segment decreased $2.7 million, during the year ended December 31, 2021, as compared to the year ended December 31, 2020 primarily due to lower average day rates which decreased from $12,700 to $12,201 per day. Europe/Mediterranean segment active utilization decreased slightly from 89.8% to 88.1%. These decreases in average day rates are due to the mix of vessels under longer term higher day rate contracts declining while shorter term and spot contracts were taken in their place. This segment experienced a significant downturn due to the pandemic in 2020 which continued in 2021.

Operating loss for the Europe/Mediterranean segment increased from $8.6 million for the year ended December 31, 2020 to $17.0 million for the year ended December 31, 2021. This loss increase resulted from the lower revenue, coupled with $6.3 million in increased vessel operating costs largely attributable to higher personnel costs and repair and maintenance charges partially offset by $1.1 million in lower depreciation and amortization expense.

West Africa Segment Operations. Vessel revenues in the West Africa segment decreased $2.8 million, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. Average day rates decreased by 9.5%, while active utilization increased from 62.8% to 66.3%. This segment had the most negative impact from the pandemic because of significant contract cancellations.

The operating loss for the West Africa segment was $17.0 million for the year ended December 31, 2021, as compared to $27.5 million operating loss for the year ended December 31, 2020 primarily resulting from decreased revenue offset by $7.7 million in lower operating costs due mainly to the decreased activity in Nigeria, and $4.0 million in lower general and administrative costs attributable to our ongoing cost reduction efforts and decreased activity in Nigeria.

Vessel Utilization and Average Rates by Segment

	Year Ended	Year Ended
SEGMENT STATISTICS:	December 31, 2021	December 31, 2020

Americas fleet:
Utilization	56.6%	56.2%
Active utilization	81.3%	85.7%
Average vessel day rates	$13,282	$12,702
Average total vessels	37	49
Average stacked vessels	(11)	(17)
Average active vessels	26	32

Middle East/Asia Pacific fleet:
Utilization	84.4%	66.2%
Active utilization	88.0%	76.4%
Average vessel day rates	$8,576	$8,211
Average total vessels	39	49
Average stacked vessels	(2)	(7)
Average active vessels	37	42

Europe/Mediterranean fleet:
Utilization	62.3%	51.3%
Active utilization	88.1%	89.8%
Average vessel day rates	$12,201	$12,700
Average total vessels	29	35
Average stacked vessels	(9)	(15)
Average active vessels	20	20

West Africa fleet:
Utilization	42.9%	37.0%
Active utilization	66.3%	62.8%
Average vessel day rates	$8,727	$9,638
Average total vessels	56	60
Average stacked vessels	(20)	(24)
Average active vessels	36	36

Worldwide fleet:
Utilization	59.6%	51.8%
Active utilization	80.1%	77.0%
Average vessel day rates	$10,335	$10,563
Average total vessels	161	193
Average stacked vessels	(42)	(63)
Average active vessels	119	130

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

We had 27 and 35 stacked vessels including 18 and 23 vessels, respectively, classified as assets held for sale in our fleet as of December 31, 2021 and December 31, 2020, respectively. During 2021, we designated an additional seven vessels for disposition and sold nine vessels that had been designated as held for sale and re-activated three vessels from the assets held for sale back into the active fleet. In addition, we sold 10 vessels from our active fleet in 2021.

Vessel Dispositions

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. Most of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by segment are as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Number of vessels disposed by segment:
Americas	7	13
Middle East/Asia Pacific	4	13
Europe/Mediterranean	2	13
West Africa	6	17
Total	19	56

Vessel Commitments

In the fourth quarter of 2021, we contracted to build two new ocean-going tugs for the Africa market. These vessels are expected to be complete in 2023 and cost approximately $6.3 million each. We made a $2.3 million down payment to start construction on these two tugs. We did not build any vessels in the year ended December 31, 2020. In 2020, we acquired 11 crew boats for $5.3 million which were added to our active fleet in Africa.

 General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues are as follows:

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Personnel	$35,985	10%	$36,851	9%
Office and property	12,371	3%	13,483	3%
Professional services	14,308	4%	15,262	4%
Other	5,507	1%	6,344	2%
Restructuring charges (A)	345	0%	1,507	0%
	$68,516	18%	$73,447	18%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

(In Thousands)	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
Vessel operations:
Continuing operations	$34,675	51%	$41,190	56%
Restructuring charges (A)	270	0%	—	0%
Total vessel operations	34,945	51%	41,190	56%
Corporate:
Continuing operations	33,496	49%	30,750	42%
Restructuring charges (A)	75	0%	1,507	2%
Total corporate	33,571	49%	32,257	44%

Total	$68,516	100%	$73,447	100%

(A)	Restructuring charges for the years ended December 31, 2021 and 2020 include $0.3 million and $1.5 million, respectively, of severance and termination benefits.

General and administrative expenses for the year ended December 31, 2021 have decreased as compared to the comparable prior year primarily as a result of our continuing efforts to reduce overhead costs.

Liquidity, Capital Resources and Other Matters

As of December 31, 2021, we had $154.3 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations.

During 2021, we generated $15.0 million of cash from operating activities plus we also generated $25.1 million in cash proceeds from the sale of vessels, net of additions to property and equipment. In the fourth quarter of 2021, we repaid all our previously outstanding long-term debt, including costs to extinguish the debt, with the proceeds of a new $175.0 million bond offering (described below) that is due in 2026 and cash on hand. As a result, we ended the year 2021 in almost the same cash on hand position as we had at the beginning of the year. However, in the process, we extended the maturities of the major portion of our previous debt by five years. For the next year, we anticipate generating positive operating cash flows which include our drydock costs required to maintain our fleet. In addition, we anticipate generating proceeds from the sale of 18 vessels held for sale valued at approximately $14.5 million and we expect to expend in the range of $5.0 to $10.0 million on capital improvements, primarily to maintain our fleet and our information systems. Based on the current levels of activity in our industry and the anticipated levels of activity from our customers in response to increasing demand levels and pricing for oil and gas, we anticipate healthy cash flow over the next several years sufficient to meet our obligations, including debt service and capital expenditures. We have no major obligations for capital expenditures, except for the two previously mentioned ocean-going tugs, or scheduled repayments of debt until the new bonds mature in 2026.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We also have a $25.0 million revolving credit facility which matures in 2026. No amounts have been drawn on this facility. As of December 31, 2021, we had $175.0 million of long-term debt on our consolidated balance sheet of which none is due until 2026. The 2026 Notes contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants. Cash and cash equivalents, our revolving credit facility and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements. In addition, we have available a “shelf” registration under which we may offer and sell up to $300.0 million of any combination of common stock, debt securities, depository shares, preferred stock or warrants from time to time in one or more classes or series or amounts, at prices and on terms that we will determine at the time of the offering. We also have an “at-the-market” offering registered with the SEC under which we may offer and sell shares of our common stock, having an aggregate offering price of up to $30.0 million from time to time through the Agents acting as a sales agent or directly to the Agents acting as a principal. We expect to use the net proceeds from the sale of the securities covered by these offerings for general corporate purposes, which may include repayment or refinancing of indebtedness, working capital, capital expenditures, investments, acquisitions and other business opportunities.

Refer to Note (3) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details on our indebtedness.

Share Repurchases

No shares were repurchased during the years ended December 31, 2021, 2020 and 2019. Please refer to Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

There were no dividends declared during the years ended December 31, 2021, 2020 and 2019. Please refer to Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Activities

Net cash provided by or used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net loss	$(129,660)	$(196,696)
Depreciation and amortization	73,223	73,030
Amortization of deferred drydocking and survey costs	41,321	43,679
Amortization of debt premiums and discounts	3,171	3,961
Provision for deferred income taxes	(1,287)	1,224
(Gain) loss on asset dispositions, net	2,901	(7,591)
Affiliate credit loss impairment expense	400	52,981
Affiliate guarantee obligation	—	2,000
Long-lived asset impairments	15,643	74,109
Loss on debt extinguishment	11,100	—
Compensation expense - stock based	5,638	5,117
Deferred drydocking and survey costs	(27,282)	(33,271)
Changes in operating assets and liabilities	19,961	(26,506)
Changes in due to/from affiliate, net	(123)	11,949
Net cash provided by operating activities	$15,006	$3,986

Net cash provided by operating activities for the year ended December 31, 2021, of $15.0 million reflects a net loss of $129.7 million, non-cash impairments of $16.0 million, non-cash depreciation and amortization of $114.5 million, a net loss on asset dispositions of $2.9 million, stock-based compensation expense of $5.6 million, and loss on debt extinguishment of $11.1 million. Changes in operating assets and liabilities provided $20.0 million in cash while amounts due to/from affiliates used $0.1 million in cash. We paid $27.3 million for regulatory drydocks in 2021.

Net cash used by operating activities for the year ended December 31, 2020, of $4.0 million reflects a net loss of $196.7 million, non-cash impairments of $129.1 million, non-cash depreciation and amortization of $116.7 million, a net gain on asset dispositions of $7.6 million, and stock-based compensation expense of $5.1 million. Changes in operating assets and liabilities used $26.5 million in cash while amounts due to/from affiliates provided $11.9 million in cash. We paid $33.3 million for regulatory drydocks in 2020.

Investing Activities

Net cash provided by investing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Proceeds from sales of assets	$34,010	$38,296
Additions to properties and equipment	(8,951)	(14,900)
Net cash provided by investing activities	$25,059	$23,396

Net cash provided by investing activities for the year ended December 31, 2021, was $25.1 million, reflecting proceeds from the sale of assets of $34.0 million related to the disposal of 19 vessels. Additions to property and equipment were comprised of $9.0 million, primarily for the down payment on two tugboats, upgrades to our existing fleet and continued enhancements to our current enterprise software system.

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

Financing Activities

Net cash used in financing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Issuance of long-term debt	$172,375	$—
Principal payments on long-term debt	(198,918)	(98,080)
Premiums paid for redemption of secured notes	(7,781)	—
Debt issuance and modification costs	(5,737)	—
Taxes paid on share-based awards	(953)	(828)
Other	—	(857)
Net cash used in financing activities	$(41,014)	$(99,765)

Financing activities for the year ended December 31, 2021, used $41.0 million of cash, as a result of the repayment of $198.9 million and make-whole premiums of $7.8 million reflecting the retirement of our senior secured notes and the Troms offshore debt. Financing activities also included $5.7 million of debt issuance and modification costs related to our new 2026 notes and costs to modify our Troms offshore debt.

Financing activities for the year ended December 31, 2020, used $99.8 million of cash, as a result of the repayment of $76.2 million of our senior secured notes in open market purchases and a voluntary tender offer. Financing activities also included $21.9 million of scheduled semiannual payments and additional prepayments on the Troms offshore debt.

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

The "Nature of Operations and Summary of Significant Accounting Policies", as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, should be read in conjunction with this "Management’s Discussion and Analysis of Financial Condition and Results of Operations". We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

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

Management estimates the fair value of each vessel in an asset group considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service and actual recent sales of similar vessels, among others. Third party appraisals, broker values or internal valuations based on recent sale activity are utilized for vessels expected to be sold as an operating vessel. We leverage information for vessels in a similar class, similar age, or similar specification to be used as a basis of fair value for vessels expected to be sold. Internal valuations are also prepared for vessels expected to be sold for recycling utilizing an estimated recycle value per lightweight ton based on the vessel location, the weight of the vessel and recent recycle activity. We record an impairment charge when the carrying value of an asset group exceeds its estimated fair value. In previous years, we sought opportunities to dispose of our older vessels when market conditions warranted and opportunities would arise. As a result, vessel dispositions would vary from year to year, and gains (losses) on sales of assets would also fluctuate significantly from period to period. Most of our vessels were sold to buyers with whom we do not compete in the offshore energy industry. We continue to employ that strategy, but to a lesser extent. When circumstances warrant we review our fleet and make decisions to remove assets that are not considered to be part of our long-term plans. In these circumstances, we will reclassify the identified vessels as held for sale and, if necessary, we will revalue these vessels to net realizable value. We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while a searching for a buyer.  We establish ranges that in many cases have scrap value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range.

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

Senior Secured Bonds

Please refer to Note (3) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion on our outstanding debt.

Because the terms on the Senior Secured Bonds due November 2026 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective Senior Secured Bonds, as of December 31, 2021, would change with a 100 basis-point increase or decrease in market interest rates.

(In Thousands)	Outstanding	Estimated	100 Basis	100 Basis
	Value	Fair Value	Point Increase	Point Decrease
Total	$175,000	$177,623	$170,882	$184,698

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We may enter into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. We had no derivative instruments as of December 31, 2021 and 2020, respectively. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

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

Discussions related to our joint venture operations are disclosed in Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TIDEWATER INC.

Report on Form 10-K

Items 8, 15(a), and 15(c)

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Tidewater Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Notes 1 and 5 to the consolidated financial statements, the total amount of gross unrecognized tax benefits was approximately $333.7 million as of December 31, 2021. Management records uncertain tax positions on the basis of a two-step process in which (i) management determines whether it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes during any given year.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are the (i) significant judgment by management in determining those items that require recognition as it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position based on the interpretation of related tax laws and regulations, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of uncertain tax positions based on management’s interpretation of tax laws and regulations, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the operating effectiveness of controls relating to determining the uncertain tax positions that require recognition. These procedures also included, among others, (i) testing management’s process for recognizing uncertain tax positions, including evaluation of the completeness, and (ii) for certain uncertain tax positions, testing management’s assessment of the technical merits of the uncertain tax positions based on their interpretation of related tax laws and regulations. Professionals with specialized skill and knowledge were used to assist in testing (i) management’s process for recognizing uncertain tax positions and (ii) management’s assessment of the technical merits of the uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 9, 2022

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tidewater Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tidewater Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche

Houston, Texas

March 4, 2021

We began serving as the Company's auditor in 2004. In 2021 we became the predecessor auditor.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$149,037	$149,933
Restricted cash	1,240	2,079
Trade and other receivables, less allowance for credit losses of $1,948 and $1,516 as of December 31, 2021 and 2020, respectively	86,503	112,623
Due from affiliates, less allowance for credit losses of $72,456 and $71,800 as of December 31, 2021 and 2020, respectively	70,134	62,050
Marine operating supplies	12,606	15,876
Assets held for sale	14,421	34,396
Prepaid expenses and other current assets	8,731	11,692
Total current assets	342,672	388,649
Net properties and equipment	688,040	780,318
Deferred drydocking and survey costs	40,734	56,468
Other assets	24,334	25,742
Total assets	1,095,780	1,251,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,788	$16,981
Accrued expenses	51,734	52,422
Due to affiliates	61,555	53,194
Current portion of long-term debt	—	27,797
Other current liabilities	23,865	32,785
Total current liabilities	157,942	183,179
Long-term debt	167,885	164,934
Other liabilities	68,184	79,792

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized. 41,307,617 and 40,704,984 shares issued and outstanding at December 31, 2021 and 2020, respectively	41	41
Additional paid-in capital	1,376,494	1,371,809
Accumulated deficit	(677,900)	(548,931)
Accumulated other comprehensive income (loss)	2,668	(804)
Total stockholders’ equity	701,303	822,115
Noncontrolling interests	466	1,157
Total equity	701,769	823,272
Total liabilities and equity	$1,095,780	$1,251,177

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Vessel revenues	$361,569	$386,174	$477,015
Other operating revenues	9,464	10,864	9,534
Total revenue	371,033	397,038	486,549
Costs and expenses:
Vessel operating costs	261,814	268,780	329,196
Costs of other operating revenues	2,231	3,405	2,800
General and administrative	68,516	73,447	103,716
Depreciation and amortization	114,544	116,709	101,931
(Gain) loss on asset dispositions, net	2,901	(7,591)	(2,263)
Affiliate credit loss impairment expense	400	52,981	—
Affiliate guarantee obligation	—	2,000	—
Long-lived asset impairments and other	15,643	74,109	37,773
Total costs and expenses	466,049	583,840	573,153
Operating loss	(95,016)	(186,802)	(86,604)
Other income (expense):
Foreign exchange loss	(369)	(5,245)	(1,269)
Equity in net earnings (losses) of unconsolidated companies	(3,322)	164	(3,152)
Dividend income from unconsolidated company	—	17,150	—
Interest income and other, net	1,605	1,228	6,598
Loss on early extinguishment of debt	(11,100)	—	—
Interest and other debt costs, net	(15,583)	(24,156)	(29,068)
Total other expense	(28,769)	(10,859)	(26,891)
Loss before income taxes	(123,785)	(197,661)	(113,495)
Income tax (benefit) expense	5,875	(965)	27,724
Net loss	(129,660)	(196,696)	(141,219)
Less: Net income (losses) attributable to noncontrolling interests	(691)	(454)	524
Net loss attributable to Tidewater Inc.	$(128,969)	$(196,242)	$(141,743)
Basic loss per common share	$(3.14)	$(4.86)	$(3.71)
Diluted loss per common share	$(3.14)	$(4.86)	$(3.71)
Weighted average common shares outstanding	41,008,907	40,354,638	38,204,934
Dilutive effect of stock options and restricted stock	—	—	—
Adjusted weighted average common shares	41,008,907	40,354,638	38,204,934

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Net loss	$(129,660)	$(196,696)	$(141,219)
Other comprehensive income (loss):
Change in supplemental executive retirement plan pension liability, net of tax of $0, $0, and $0, respectively	(763)	(2,309)	(2,121)
Change in pension plan minimum liability, net of tax of $0, $0, and $0, respectively	4,235	1,741	(309)
Total comprehensive loss	$(126,188)	$(197,264)	$(143,649)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
		Additional		other
(In Thousands)	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2018	$37	1,352,388	(210,783)	2,194	1,087	$1,144,923
Total comprehensive loss	—	—	(141,743)	(2,430)	524	(143,649)
Issuance of common stock	3	(3)	—	—	—	—
Amortization of share based awards	—	15,136	—	—	—	15,136
Balance at December 31, 2019	40	1,367,521	(352,526)	(236)	1,611	1,016,410
Total comprehensive loss	—	—	(196,242)	(568)	(454)	(197,264)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Issuance of common stock	1	(1)	—	—	—	—
Amortization of share based awards	—	4,289	—	—	—	4,289
Balance at December 31, 2020	41	1,371,809	(548,931)	(804)	1,157	823,272
Total comprehensive loss	—	—	(128,969)	3,472	(691)	(126,188)
Amortization of share based awards	—	4,685	—	—	—	4,685
Balance at December 31, 2021	$41	1,376,494	(677,900)	2,668	466	$701,769

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(129,660)	$(196,696)	$(141,219)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,223	73,030	77,045
Amortization of deferred drydocking and survey costs	41,321	43,679	24,886
Amortization of debt premiums and discounts	3,171	3,961	(4,877)
Provision (benefit) for deferred income taxes	(1,287)	1,224	672
(Gain) loss on asset dispositions, net	2,901	(7,591)	(2,263)
Affiliate credit loss impairment expense	400	52,981	—
Affiliate guarantee obligation	—	2,000	—
Long-lived asset impairments and other	15,643	74,109	37,773
Loss on debt extinguishment	11,100	—	—
Changes in investments in unconsolidated companies	—	—	1,039
Stock-based compensation expense	5,638	5,117	19,603
Changes in operating assets and liabilities, net:
Trade and other receivables	26,120	(2,606)	1,086
Changes in due to/from affiliate, net	(123)	11,949	22,193
Marine operating supplies	1,365	2,588	2,425
Other current assets	2,961	4,264	(4,120)
Accounts payable	3,807	(10,520)	(4,438)
Accrued expenses	(688)	(17,551)	8,189
Other current liabilities	(8,920)	8,685	3,008
Other liabilities and deferred credits	(6,849)	(20,002)	1,270
Deferred drydocking and survey costs	(27,282)	(33,271)	(70,437)
Other, net	2,165	8,636	(3,258)
Net cash provided by (used in) operating activities	15,006	3,986	(31,423)
Cash flows from investing activities:
Proceeds from sales of assets	34,010	38,296	28,847
Additions to properties and equipment	(8,951)	(14,900)	(17,998)
Net cash provided by investing activities	25,059	23,396	10,849
Cash flows from financing activities:
Issuance of long-term debt	172,375	—	—
Principal payments on long-term debt	(198,918)	(98,080)	(133,693)
Debt extinguishment premium	(7,781)	—	(11,402)
Debt issuance and modification costs	(5,737)	—	—
Tax on share-based award	(953)	(828)	(4,467)
Other	—	(857)	—
Net cash used in financing activities	(41,014)	(99,765)	(149,562)
Net change in cash, cash equivalents and restricted cash	(949)	(72,383)	(170,136)
Cash, cash equivalents and restricted cash at beginning of period	155,225	227,608	397,744
Cash, cash equivalents and restricted cash at end of period	$154,276	$155,225	$227,608

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$13,747	$21,235	$32,687
Income taxes	$19,013	$13,018	$14,378

Cash, cash equivalents and restricted cash at December 31, 2021 and 2020 includes $4.0 million and $3.2 million, respectively, in long-term restricted cash.

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide offshore support vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of offshore marine service vessels. Our revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet (utilization) and the price we charge for these services (day-rate). The level of our business activity is driven by the amount of installed offshore oil and gas production facilities, the level of offshore drilling and exploration activity, and the general level of offshore construction projects such as pipeline and windfarm construction and support. Our customers’ offshore activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on the respective levels of supply and demand for crude oil and natural gas and the outlook for such levels.

Unless otherwise required by the context, the terms “we”, “us”, “our” and “company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

Basis of Presentation

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Reporting Segments

Reporting business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our segments are based on geographic markets: the Americas segment, which includes the U.S. Gulf of Mexico (GOM), Trinidad, Mexico and Brazil; the Middle East/Asia Pacific segment, which includes Saudi Arabia, East Africa, Southeast Asia and Australia; the Europe/Mediterranean segment, which includes the United Kingdom, Norway and Egypt; and the West Africa segment, which includes Angola, Nigeria, and other coastal regions of West Africa.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for credit losses, useful lives of property and equipment, estimated net realizable value of assets held for sale and marine operating supplies, income tax provisions, impairments, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

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

Properties and Equipment

Capitalization, Depreciation and Amortization

Upon emergence from Chapter 11 bankruptcy on July 31, 2017, properties and equipment were stated at their fair market values in accordance with fresh-start accounting. Properties and equipment acquired after fresh-start are stated at their acquisition cost. Depreciation is computed primarily on the straight-line basis beginning on acquisition date or on the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 - 20 years for marine equipment and 3 - 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of operations.

Maintenance and Repairs

Most of our vessels require certification inspections twice in every five-year period. These costs include drydocking and survey costs necessary to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies. These certification costs are typically incurred while the vessel is in drydock and may be incurred concurrent with other vessel maintenance and improvement activities. Costs related to the certification of vessels are deferred and amortized over 30 months on a straight-line basis.

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

Net Properties and Equipment

The following are summaries of net properties and equipment:

(In Thousands)	December 31,	December 31,
	2021	2020
Properties and equipment:
Vessels and related equipment	$898,649	$940,175
Other properties and equipment	19,625	16,861
	918,274	957,036
Less accumulated depreciation and amortization	230,234	176,718
Net properties and equipment	$688,040	$780,318

As of  December 31, 2021, we owned 153 offshore support vessels, including 18 that were reclassified as assets held for sale in current assets. Excluding the 18 vessels held for sale, we owned 135 vessels, 126 of which were actively employed and 9 of which were stacked. As of December 31, 2020, we owned 172 vessels, including 23 that were classified as held for sale and 35 that were stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are removed from stack when they are returned to active service, sold or otherwise disposed. We consider our current stacked vessels to be available for return to service. Stacked vessels are considered to be in service and are included in our utilization statistics. Refer to Note (7) for additional discussion of our assets held for sale including any reclassifications to or from the active fleet and any impairments associated with classification as assets held for sale.

In the fourth quarter of 2021, we contracted to build two new ocean going tugs for the Africa market. These vessels are expected to be complete in 2023 and cost approximately $6.3 million each. We made a $2.3 million down payment to start construction on these two tugboats.

Impairment of Long-Lived Assets

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that are expected to remain in active service, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. Stacked vessels expected to return to active service are evaluated for impairment as part of their assigned active asset group.

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

If an asset group fails the undiscounted cash flow test, we estimate the fair value of that asset group and compare such estimated fair value to the carrying value of that asset group in order to determine if impairment exists.

From time to time, we designate assets for disposal. Cost and related accumulated depreciation associated with assets designated for disposal are removed from the property and equipment accounts and reclassified to assets held for sale at estimated net realizable value. Any excess of previous net book value over estimated net realizable value is charged to impairment expense.

Refer to Note (7) for discussion of our evaluations of long-lived assets for impairment during 2021.

Accrued Property and Liability Losses

Our insurance coverage is provided by third party insurers. We establish case-based reserves for estimates of reported losses on outstanding claims, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to our vessel operations and are included as a component of vessel operating costs in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

Pension Benefits

We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits, and use a December 31 measurement date for determining net periodic benefit costs, benefit obligations and the fair value of plan assets. Net periodic pension costs and accumulated benefit obligations are determined using several assumptions including the discount rates used to measure future obligations and expenses, retirement ages, mortality rates, expected long-term return on plan assets, and other assumptions, all of which have a significant impact on the amounts reported.

Our pension cost consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and actuarial gains and losses. We consider various factors in developing pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at December 31, 2021.

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

Revenue Recognition

Our primary source of revenue derives from time charter contracts of our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. The base rate of hire for a time charter contract is generally a fixed rate, provided, however, that some longer-term contracts at times include escalation clauses to recover specific additional costs.

Operating Costs

Vessel operating costs consist primarily of costs such as crew wages; repair and maintenance; insurance; fuel, lube oil and supplies; and other vessel expenses, which include costs such as brokers’ commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major repairs carried out during drydockings, which occur during the economic useful life of the vessel. Vessel operating costs are recognized as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency for all our existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses from the revaluation of our foreign currency denominated monetary assets and liabilities are included in the consolidated statements of operations.

Earnings Per Share

We report both basic earnings (loss) per share and diluted earnings (loss) per share. The calculation of basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings (loss) per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of our share-based compensation and incentive plans as well as our outstanding warrants. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis.

The components of basic and diluted earnings (loss) per share, are as follows:

(In Thousands, except share and per share data)	Year Ended December 31,
	2021	2020	2019
Net loss available to common shareholders	$(128,969)	$(196,242)	$(141,743)
Weighted average outstanding shares of common stock, basic	41,008,907	40,354,638	38,204,934
Dilutive effect of options, warrants and stock awards	—	—	—
Weighted average common stock and equivalents	41,008,907	40,354,638	38,204,934

Loss per share, basic	$(3.14)	$(4.86)	$(3.71)
Loss per share, diluted	$(3.14)	$(4.86)	$(3.71)
Additional information:
Incremental "in-the-money" options, warrants, and restricted stock awards and units outstanding at the end of the period (A)	2,345,948	2,235,310	2,483,956

(A)	For years ended December 31, 2021, 2020 and 2019 we also had 5,923,399 shares of “out-of- the-money” warrants outstanding at the end of each period.

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

Comprehensive Income (Loss)

We report total comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) is comprised of any minimum pension liability for our U.S. Defined Benefits Pension Plans.

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

On August 28, 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement: - Changes to The Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this standard on January 1, 2020 and it did not have any impact on our consolidated financial position, net earnings or cash flow. See Note (7) for application of this standard.

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

Activity in the allowance for credit losses for the years ended December 31, 2021 and 2020 is as follows:

	Trade	Due
(In Thousands)	and	from
	Other Receivables	Affiliate
Balance at January 1, 2020	$70	$20,083
Cumulative effect adjustment upon adoption of standard	163	—
Current period provision for expected credit losses	1,283	52,981
Other	—	(1,264)
Balance at December 31, 2020	$1,516	$71,800
Current period provision for expected credit losses	838	400
Write offs	(406)	—
Other	—	256
Balance at December 31, 2021	$1,948	$72,456

In 2019, the allowance for doubtful accounts balance at the beginning of the period was $2.7 million and write offs for the year was $2.6 million.

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

In August 2018 the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. This ASU removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain other disclosures, and adds disclosure requirements identified as relevant. The guidance is effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. We adopted this standard on January 1, 2021 and it did not have a material impact on our defined benefit plan disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2021, the FASB issued Accounting Standards Update (ASU) 2021-10, Disclosures by Business Entities about Government Assistance, which requires disclosures about the types of government assistance that we received, our accounting for the governmental assistance and its effect on our financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted, and the disclosures can be applied either prospectively at the date of initial application or retrospectively. We will adopt this standard on January 1, 2022, and we are currently evaluating the effects on our disclosures.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Topic 805, Business Combinations to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for annual and interim periods beginning after December 15, 2022 with early adoption permitted. We are presently evaluating the effect of the standard on our disclosures.

In July 2021, the FASB issued ASU 2021-05, Lessors - Certain Leases with Variable Lease Payments, which amends Topic 842, Accounting for Leases, to require a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a Day 1 loss. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We will adopt this standard on January 1, 2022, and it will not have a material impact on our consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU-2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We will adopt this standard on January 1, 2022, and it will not have a material impact on our consolidated financial statements and related disclosures.

(2)     REVENUE RECOGNITION

Our primary source of revenue is derived from charter contracts for which we provide a vessel and crew on a rate per day of service basis. Services provided under respective charter contracts represent a single performance obligation satisfied over time and are comprised of a series of time increments; therefore, vessel revenues are recognized daily throughout the contract period. There are no material differences in the cost structure of our contracts because operating costs are generally the same without regard to the length of a contract. Customers are typically billed on a monthly basis for day rate services and payment terms are generally 30 to 60 days.

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

Total revenue is determined for each individual contract by estimating both fixed (mobilization, demobilization and vessel modifications) and variable (day rate services) consideration expected to be earned over the contract term.

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

Refer to Note (13) for revenue by segment and in total for the worldwide fleet.

Contract Balances

Trade accounts receivables are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. At December 31, 2021, we had $1.8 million and $2.6 million of deferred mobilization costs included with other current assets and other assets, respectively, and we have $0.6 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities, which will be recognized during the year ending December 31, 2022. At  December 31, 2020, we had $2.2 million and $4.3 million of deferred mobilization costs included with other current assets and other assets, respectively, and we had $0.4 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities all of which were recognized during the year ended December 31, 2021.

(3)     DEBT

The following table summarizes debt outstanding based on stated maturities:

(In Thousands)	December 31,	December 31,
	2021	2020
Senior secured bonds:
8.50% Senior secured bonds due November 2026	$175,000	$—
Senior secured notes:
8.00% Senior secured notes due August 2022	—	147,049
Troms offshore borrowings:
NOK denominated notes due May 2024 and January 2026	—	20,513
USD denominated notes due January and April 2027	—	30,413
	175,000	197,975
Debt discount and issuance costs	(7,115)	(5,244)
Less: Current portion of long-term debt	—	(27,797)
Total long-term debt	$167,885	$164,934

Senior Secured Bonds due November 2026 (the 2026 Notes)

On November 16, 2021, we completed an offering of $175.0 million aggregate principal amount of the 2026 Notes. The bonds were privately placed, at an issue price of 98.5%. We used the net proceeds from the offering (i) to redeem its 8% Senior Secured Notes due 2022, (ii) to discharge our Troms offshore debt and (iii) for general corporate purposes, including fees and expenses related to the foregoing actions and recognized a $11.1 million loss on debt extinguishment resulting from costs and expenses incurred in connection with this transaction.

The 2026 Notes were issued pursuant to the Bond Terms, dated as of November 15, 2021 (the Bond Terms), among us and Nordic Trustee AS, as Bond Trustee and Security Agent. We have the option to issue an additional $25.0 million of notes under the Bond Terms if we can satisfy certain additional financial tests. Repayment of the 2026 Notes is guaranteed by our wholly-owned US subsidiaries named as guarantors therein (the Guarantors).

The 2026 Notes are secured by (i) a mortgage over each vessel owned by a Guarantor, the equipment that is a part of such vessel, and related rights to insurance on all of the foregoing, (ii) our intercompany claims of a Guarantor against a Restricted Group Company (defined as the Company, GulfMark Oceans, L.P. (GOLP), Tidewater Marine International, Inc. (TMII) and the Guarantors), (iii) bank accounts that contain vessel collateral proceeds or the periodic deposits to the debt service reserve account, (iv) collateral assignments of the rights of each Guarantor under certain long term charter contracts now existing or hereafter arising, and (v) all of the equity interests of the Guarantors and 66% of the equity interests of each of GOLP and TMII.

The 2026 Notes will mature on November 16, 2026. Interest on the 2026 Notes will accrue at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year, beginning May 2022. Each month, we will deposit into a debt service reserve account, an amount equal to one-sixth its next interest payment obligation which is classified as restricted cash on the balance sheet at December 31, 2021. We have pledged such bank account to secure payment of the 2026 Notes. Prepayment of the 2026 Notes prior to May 2024 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The 2026 Notes contain two financial covenants: (i) a minimum free liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. We are currently in compliance with these covenants. Our ability to issue an additional $25.0 million of notes under the Bond Terms is subject to compliance with a minimum vessel loan to value ratio and a maximum net leverage ratio. Our ability to make certain distributions to our stockholders is not allowed for the first two years and is thereafter subject to certain limits, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The 2026 notes are also subject to (i) customary vessel management and insurance covenants in the vessel mortgages, and (ii) negative covenants as set forth in the Bond Terms and in the Guarantee Agreement between us, Nordic Trustee AS as Security Agent and the Guarantors. The Bond Terms also contains certain customary events of default.

As of December 31, 2021 the fair value of the 2026 Notes was $177.6 million which was determined using observable market-based input or level two on the fair value hierarchy.

Credit Facility Agreement

On November 16, 2021, we entered into a Super Senior Revolving Credit Facility Agreement (the Credit Facility Agreement) with DNB Bank ASA, New York Branch, as Facility Agent, and Nordic Trustee AS, as Security Trustee. The Credit Facility Agreement takes precedence over all other debt, if and when drawn.

The Credit Facility Agreement matures on November 16, 2026 and provides $25.0 million for general working capital purposes. All amounts owed under the Credit Facility Agreement are secured by the same collateral that secures the 2026 Notes, and such collateral is to be shared in accordance with the priorities established in the Intercreditor Agreement among the Facility Agent, the Company, certain subsidiaries thereof, Nordic Trustee AS and certain other parties. No amounts have been drawn on this credit facility.

Loans under Credit Facility Agreement will bear interest, at our option, either at a rate based on the prime rate published in the Wall Street Journal, or at LIBOR, plus 4% in either case. LIBOR, which is expected to be discontinued as an interest rate benchmark, is subject to customary provisions for replacement by the secured overnight financing rate as published by the Federal Reserve Bank of New York.

The Credit Facility Agreement includes covenants and events of default that are substantially the same as those provided in the Bond Terms, including covenants that limit liens, indebtedness, fundamental changes, dispositions, distributions, third party credit support, and transactions with affiliates. The Credit Facility Agreement also contains the same two financial covenants as are found in the Bond Terms. The Credit Facility Agreement contains certain equity cure rights with respect to such financial covenants. The Credit Facility Agreement contains mandatory prepayment obligations if (i) the aggregate fair market value, determined by independent appraisal, of the vessel collateral is less than $75 million, or (ii) aggregate nominal amount of the outstanding Bonds is less than $75.0 million.

Senior Secured Notes

Upon our emergence from Chapter 11 bankruptcy on July 31, 2017, we issued $350.0 million aggregate principal amount of our 8.00% Senior Secured Notes due 2022.

The Senior Secured Notes were scheduled to mature on August 1, 2022; however, we repaid the senior secured notes in full in November 2021 with a portion of the proceeds from the 2026 Notes. Interest on the Secured Notes accrued at a rate of 8.00% per annum and was payable quarterly in arrears. The Senior Secured Notes were secured by substantially all our assets and guarantees of certain of our subsidiaries.

The $2.1 million restricted cash on the balance sheet at December 31, 2020, represented proceeds from asset sales since the date of the last tender offer and was restricted as of that date by the terms of the indenture. During 2021 and 2020, we repurchased $11.8 million and $27.7 million, respectively, of the Senior Secured Notes in open market transactions. We also completed a successful voluntary tender offer for our Senior Secured Notes in the fourth quarter of 2020 that resulted in the repurchase of notes with a face value of $50.0 million, which included the release of all restricted cash described above, for a total repurchase price of $50.3 million.

We completed a successful voluntary tender offer for our Senior Secured Notes in November 2019 that resulted in the repurchase of notes with a face value of $125.0 million plus a premium of 8.5% for total repurchase price of $135.6 million. We deferred the premium and other costs of $11.4 million which were expensed under the interest method over the remaining term.

Troms Offshore Debt

Between 2012 and 2014 our indirect wholly owned subsidiary, Troms Offshore, entered into two Norwegian kroner (NOK) denominated 12 year borrowing agreements aggregating 504.4 million NOK maturing in May 2024 and January 2026. In addition, in 2015 Troms Offshore entered into to two U.S. dollar denominated 12 year borrowing agreements aggregating $60.8 million and maturing in early 2027. Each loan required semi-annual principal and interest payments and bears interest at fixed rates ranging from 4.56% to 6.13%. As of December 31, 2020 there was $50.9 million outstanding on the Troms offshore debt.

An amendment and restatement were executed in December 2020 which included an obligation to prepay an additional amount that would not exceed $45.0 million. The prepayment associated with this amendment and restatement were $23.3 million and $12.5 million for the years ended December 31, 2021 and 2020, respectively. The Troms offshore debt was also prepaid in full in November 2021 with a portion of the proceeds from the 2026 Notes.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred are as follows:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Total interest and debt costs incurred	$15,607	$24,156	$29,068
Less: interest costs capitalized	(24)	—	—
Total interest and debt costs	$15,583	$24,156	$29,068

(4)	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We maintained the following balances with our unconsolidated affiliates:

(In Thousands)	December 31,	December 31,
	2021	2020
Due from affiliates:
Angolan joint venture (Sonatide)	$49,011	$41,623
Nigerian joint venture (DTDW)	21,123	20,427
	70,134	62,050
Due to affiliates:
Sonatide	$40,432	$32,767
DTDW	21,123	20,427
	61,555	53,194
Due from affiliates, net of due to affiliates	$8,579	$8,856

Amounts due from Sonatide

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at December 31, 2021 and  December 31, 2020 of approximately $49.0 million and $41.6 million, respectively, represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us through Sonatide and costs incurred by us on behalf of Sonatide. The following table displays the activity in the due from affiliate account related to Sonatide for the periods indicated:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Due from Sonatide at beginning of year	$41,623	$89,246	$109,176
Revenue earned by the company through Sonatide	41,775	44,254	52,372
Less amounts received from Sonatide	(26,429)	(36,160)	(60,486)
Less amounts used to offset Due to Sonatide obligations (A)	(8,530)	(11,848)	(10,551)
Less impairment of due from affiliate	(400)	(40,900)	—
Other	972	(2,969)	(1,265)
	$49,011	$41,623	$89,246

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

The obligation to us from Sonatide is denominated in U.S. dollars; however, the underlying third-party customer payments to Sonatide were satisfied, in part, in Angolan kwanzas. In late 2019, we were informed that, as part of a broad privatization program, Sonangol intended to seek to divest itself of its interest in Sonatide. In January 2022, we acquired the 51% interest of Sonatide previously held by our partner, which has resulted in Sonatide becoming a wholly-owned subsidiary. Refer to Note (15) for discussion of the acquisition.

In the second quarter of 2020 Sonatide declared a $35.0 million dividend. On June 22, 2020, Sonangol received $17.8 million and we received $17.2 million. Our share of the dividend is reflected as dividend income from unconsolidated company in the consolidated statement of operations. In addition, as a result of this dividend payment, the cash balances of the joint venture were significantly reduced and we determined that, as a result, a significant portion of our net due from Sonatide balance was compromised.

At December 31, 2021, Sonatide had approximately $10.2 million of cash on hand plus approximately $10.6 million of net trade accounts receivable, providing approximately $20.8 million of current assets to satisfy the net due from Sonatide. Given prior discussions with our partner regarding how the net losses from the devaluation of certain Angolan kwanza denominated accounts should be shared, we continue to evaluate our net due from Sonatide balance for potential impairment based on available liquidity held by Sonatide. During the years ended December 31, 2021 and 2020, we recorded a $0.4 million and $40.9 million affiliate credit loss impairment expense, respectively.

Amounts due to Sonatide

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2021 and 2020 of approximately $40.4 million and $32.8 million, respectively, primarily represents commissions payable and other costs paid by Sonatide on our behalf. The following table displays the activity in the due to affiliate account related to Sonatide for the periods indicated:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Due to Sonatide at beginning of year	$32,767	$31,475	$29,347
Plus commissions payable to Sonatide	3,832	4,152	4,937
Plus amounts paid by Sonatide on behalf of the company	10,914	9,037	9,654
Less commissions paid to Sonatide	—	—	(5,961)
Less amounts used to offset Due from Sonatide obligations (A)	(8,530)	(11,848)	(10,551)
Other	1,449	(49)	4,049
	$40,432	$32,767	$31,475

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Sonatide Operations

Sonatide’s principal earnings are from the commissions paid by us to the joint venture for our vessels chartered into Angola. In addition, Sonatide owns two vessels that may generate operating income and cash flow.

Company operations in Angola

For the year ended December 31, 2021, our Angolan operation generated vessel revenues of approximately $43.2 million or 11.9% of our consolidated vessel revenues, from an average of approximately 24 company owned vessels that are marketed through Sonatide, 5 of which were stacked on average during the year ended December 31, 2021.

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

Amounts due from DTDW

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also operate company owned vessels in Nigeria for which the joint venture receives a commission. As of December 31, 2021 and 2020, respectively, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. At the beginning of 2020 we had expected that we would be operating numerous vessels in Nigeria, but in the second quarter of 2020 the COVID-19 pandemic and resulting oil price reduction (further described in Note 7) caused our primary customer in Nigeria to eliminate all planned operations for 2020. As a result, our cash flow projections indicated that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Therefore, we recorded affiliate credit loss impairment expense for the year ending December 31, 2020 totaling $12.1 million.

As of December 31, 2020, DTDW had long-term debt of $4.7 million which was secured by the vessel owned by DTDW and guarantees from the DTDW partners (in proportion to their ownership interests). We recorded additional impairment expense of $2.0 million which represented our portion of the joint venture debt guarantee during the year ended December 31, 2020. On April 22, 2021, we paid approximately $2.0 million, to settle this debt guarantee and our partner assumed the remaining joint venture debt which represented his portion of the guarantee.

(5)	INCOME TAXES

Losses before income taxes derived from United States and non-U.S. operations are as follows:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Non-U.S.	$(58,476)	$(137,225)	$(44,205)
United States	(65,309)	(60,436)	(69,290)
	$(123,785)	$(197,661)	$(113,495)

Income tax expense (benefit) consists of the following:

(In Thousands)	U.S.
	Federal	State	Non-U.S.	Total
Year Ended December 31, 2019
Current	$649	$—	$26,403	$27,052
Deferred	672	—	—	672
	$1,321	$—	$26,403	$27,724
Year Ended December 31, 2020
Current	$(21,005)	$—	$18,816	$(2,189)
Deferred	(30)	—	1,254	1,224
	$(21,035)	$—	$20,070	$(965)
Year Ended December 31, 2021
Current	$682	$—	$6,480	$7,162
Deferred	(1,418)	—	131	(1,287)
	$(736)	$—	$6,611	$5,875

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax loss as a result of the following:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Computed “expected” tax benefit	$(25,995)	$(41,509)	$(23,834)
Increase (reduction) resulting from:
Foreign income taxed at different rates	10,984	27,639	9,283
Uncertain tax positions	(25,417)	(62,833)	5,145
Valuation allowance - deferred tax assets	34,566	43,455	15,707
Valuation allowance - deferred tax true-up	29,711	(6,523)	—
Deferred tax true-up	(29,789)	6,523	—
Foreign taxes	15,220	12,520	20,778
Return to accrual	(7,691)	11,401	(2,247)
162(m) - Executive compensation	125	286	28
Subpart F income	484	5,631	1,227
Other, net	3,677	2,445	1,637
	$5,875	$(965)	$27,724

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)	December 31,	December 31,
	2021	2020
Deferred tax assets:
Accrued employee benefit plan costs	$7,275	$8,815
Stock based compensation	649	407
Net operating loss and tax credit carryforwards	215,797	148,699
Restructuring fees not currently deductible for tax purposes	566	1,415
Disallowed business interest expense carryforward	10,386	5,546
Other	3,152	2,518
Gross deferred tax assets	237,825	167,400
Less valuation allowance	(204,899)	(140,428)
Net deferred tax assets	32,926	26,972
Deferred tax liabilities:
Depreciation and amortization	(31,745)	(25,883)
Outside basis difference deferred tax liability	(2,891)	(2,891)
Foreign interest withholding tax	(990)	(859)
Other	572	(754)
Gross deferred tax liabilities	(35,054)	(30,387)
Net deferred tax assets (liabilities)	$(2,128)	$(3,415)

On March 27, 2020, the United States enacted the CARES Act, which made changes to existing U.S. tax laws, including, but not limited to, (1) allowing U.S. federal net operating losses originated in the 2019 or 2020 tax years to be carried back five years to recover taxes paid based upon taxable income in the prior five years, (2) eliminated the 80% of taxable income limitation on net operating losses for the 2019 or 2020 tax years (the 80% limitation will be reinstated for tax years after 2020), (3) accelerating the refund of prior year alternative minimum tax credits, and (4) modifying the limitation on deductible interest expense. Considering the available carryback, we have recorded a tax benefit of $6.9 million in the year ended December 31, 2020 related to the realization of net operating loss deferred tax assets on which a valuation allowance was previously recorded.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $417.9 million, which includes $163.7 million of net operating losses subject to an IRC Section 382 limitation. As of December 31, 2020, the Company had $320.7 million of U.S. federal net operating losses, which includes $159.3 million of net operating losses subject to an IRC Section 382 limitation. We have $405.3 million foreign tax credits as of December 31, 2021. We have foreign net operating loss carryforwards of $160.0 million that will expire beginning in 2025 with many having indefinite carryforward periods.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings in 2017 is considered a change in ownership for purposes of IRC Section 382. The Company’s annual limitation under the IRC is approximately $15.0 million which is based on our value as of the ownership change date. In addition, the merger with GulfMark in 2018 resulted in a change in ownership of GulfMark for purposes of IRC Section 382. The GulfMark ownership change results in an annual limitation of approximately $7.0 million on GulfMark’s tax attributes generated prior to the ownership change date, which begin to expire in 2032. The Company has recorded a valuation allowance on the net operating loss balance as it believes that it is more likely than not that the deferred tax asset will not be realized.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated, were the cumulative losses for financial reporting purposes that were incurred for the years ending December 31, 2021, 2020 and 2019. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

Based on this evaluation, for the period ended December 31, 2021, a valuation allowance of $204.9 million was recorded against our net deferred tax asset. For the period ended December 31, 2020, a valuation allowance of $140.4 million was recorded against our net deferred tax asset. The increase in the valuation allowance was primarily attributable to the additional valuation allowance on foreign tax credits that were previously reduced by uncertain tax positions which were released by a statute of limitation expiration. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

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

Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Considering the significant changes made by the Tax Act, the Company will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, the Company is indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided. As of December 31, 2021, the non-U.S. positive unremitted earnings, for which the Company is indefinitely reinvested, are $36.4 million. It is not practicable for the Company to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. The Company decides each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities could result.

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

Our balance sheet reflects the following in accordance with ASC 740:

(In Thousands)	December 31,	December 31,
	2021	2020
Tax liabilities for uncertain tax positions	$29,283	$35,304
Income tax payable	11,480	15,928
Income tax receivable	1,322	8,280

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2021 and 2020, are $17.8 million and $22.1 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In Thousands)

Balance at December 31, 2018	$399,292
Additions based on tax positions related to the current year	14,741
Additions based on tax positions related to a prior year	1,964
Settlement and lapse of statute of limitations	(1,897)
Reductions based on tax positions related to a prior year	(58)
Balance at December 31, 2019 (A)	$414,042
Additions based on tax positions related to a prior year	2,223
Settlement and lapse of statute of limitations	(64,458)
Reductions based on tax positions related to a prior year	(760)
Balance at December 31, 2020 (A)	$351,047
Additions based on tax positions related to the current year	53
Additions based on tax positions related to a prior year	18,515
Settlement and lapse of statute of limitations	(35,962)
Balance at December 31, 2021 (A)	$333,653

(A)	The gross balance reported as uncertain tax positions is largely offset by $322.1 million of foreign tax credits and other tax attributes.

It is reasonably possible that a decrease of $6.4 million in unrecognized tax benefits may be necessary within the coming year due to the lapse of statutes of limitations or audit settlements.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $29.3 million and $35.3 million as of December 31, 2021 and  December 31, 2020 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for fiscal years prior to March 2015. In October 2020, the Company received notification from the IRS that the GulfMark U.S. income tax return ending December 31, 2017 was selected for examination. The IRS audit of the GulfMark U.S. income tax return ending December 31, 2017 was closed on November 15, 2021 with no additional tax due. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

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

The Tax Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. We have made an accounting policy election to account for GILTI in the year the tax is incurred. Due to current year losses, no GILTI was recognized for the years ending December 31, 2021, 2020 or 2019.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations beginning in 2018, and impose a minimum tax if greater than regular tax. The BEAT did not have a material impact on our provision for income tax for the years ending December 31, 2021, 2020 or 2019.

(6)     LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment. Contracts containing assets that we benefit from and control are recognized on our balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognized lease expense for these leases on a straight-line basis over the lease term. We combine the lease and non-lease components for all lease agreements. Certain leases include one or more options to renew with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at our sole discretion and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements do not contain any residual value guarantees or restrictive covenants or options to purchase the leased property. The amount of right of use assets and lease liabilities recorded on our Consolidated Balance Sheet at December 31, 2021 and 2020, respectively, are as follows.

Leases (In Thousands)	Classification	December 31, 2021	December 31, 2020
Assets:
Operating	Other assets	$3,441	$3,372
Liabilities:
Current
Operating	Other current liabilities	1,405	1,134
Noncurrent
Operating	Other liabilities	3,301	2,668
Total lease liabilities		$4,706	$3,802

Future payments to be made on our operating lease liabilities at December 31, 2021 will be as follows.

Maturity of lease liabilities (In Thousands)	Operating leases
2022	$2,205
2023	1,183
2024	741
2025	748
2026	680
After 2026	316
Total lease payments	5,873
Less: Interest	(1,167)
Present value of lease liabilities	$4,706

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that began prior to that date.

Lease costs included in general and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows.

(In Thousands)		Year Ended	Year Ended	Year Ended
Lease costs	Classification	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease costs	General and administrative	$1,369	$1,270	$1,336
Short-term leases	General and administrative	2,529	3,483	4,840
Variable lease costs	General and administrative	412	392	313
Sublease income	General and administrative	—	—	(3)
Net lease cost		$4,310	$5,145	$6,486

Our weighted average remaining lease term and weighted average discount rate at December 31, 2021 is as follows.

Lease term and discount rate	December 31, 2021
Weighted average remaining lease term in years	3.3
Weighted average discount rate	7.4%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the years ended December 31, 2021, 2020 and 2019 was $1.8 million, $1.0 million and $1.4 million, respectively. Right of use assets obtained in exchange for operating lease obligations were $0.3 million, $0.3 million and $0.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

(7)	ASSETS HELD FOR SALE, ASSET SALES AND ASSET IMPAIRMENTS

In 2019, we made a strategic decision to reduce the size of our fleet and to remove assets that were not considered to be part of our long-term plans. As a result, we evaluated our fleet for vessels to be considered for disposal and identified 46 (approximately 20% of our total vessels at the time) vessels to be classified as held for sale. Beginning in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil. The pandemic and oil price impact severely affected the oil and gas industry and caused us to expand our disposal program to include more vessels. In 2020, we added 32 vessels to our assets held for sale. During 2020, we sold a total of 53 of the vessels that were classified as held for sale, moved two vessels back into our active fleet and had 23 vessels remaining in the held for sale account as of December 31, 2020. We also sold three vessels from our active fleet in 2020. During 2021, we sold a total of nine vessels that were classified as held for sale, added seven vessels to our assets held for sale, moved three vessels back into our active fleet and have 18 vessels remaining in the held for sale account as of December 31, 2021. In addition, we sold 10 vessels from our active fleet in 2021. One of the vessel sales was to a third-party operator, Jackson Offshore, which has a person in senior management, Matthew Rigdon, its Chief Operating Officer, who is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale. We realized proceeds from sales of vessels and other assets during the years ended December 31, 2021 and 2020 of $34.0 million and $38.3 million, respectively.

See the following tables for additions and dispositions related to assets held for sale as well as net gains (losses) on sales of vessels and impairments recorded when the assets were valued at net realizable value upon classification as held for sale.

Following is the activity in assets held for sale during the years ended December 31:

(In Thousands, except number of vessels)	Number of Vessels	2021	Number of Vessels	2020	Number of Vessels	2019

Beginning balance	23	$34,396	46	$39,287	—	$—
Additions	7	18,096	32	97,663	46	66,033
Sales	(9)	(15,433)	(53)	(26,877)	—	—
Reactivation	(3)	(7,250)	(2)	(500)	—	—
Impairment	—	(15,388)	—	(75,177)	—	(26,746)
Ending balance	18	$14,421	23	$34,396	46	$39,287

Following is the summary of vessel sales and the gains on sales of vessels for the years ended December 31:

(In Thousands, except number of vessels)	2021	2020	2019

Vessels sold from active fleet	10	3	40
Gain on sale of active vessels, net	$3,499	$1,217	$2,434

Vessels sold from assets held for sale	9	53	—
Gain (loss) on vessels sold from assets held for sale, net	$(6,209)	$6,384	$—
Total vessels sold	19	56	40
Total gain (loss) on sales of vessels, net	$(2,710)	$7,601	$2,434

During the years ended  December 31, 2021, 2020, and 2019, we recorded $13.7 million, $75.2 million, and $26.7 million, respectively, in impairment related to our assets held for sale. In 2021, we recaptured $1.7 million of impairment charged in 2020 to a vessel that we reactivated in 2021. In 2020, we recaptured $1.0 million in impairment charged in 2019 to two vessels reactivated in 2020. Such recaptures are included in our total net impairment numbers disclosed here. We will from time to time reactivate vessels from assets held for sale back into the active fleet. Upon reactivation, we determine the appropriate fair value of the vessel and recapture any prior impairment expense to the extent the active fair value exceeds the assets held for sale net realizable value. The value assigned to the reactivated vessel is limited to its book value, adjusted for depreciation, prior to its classification as an asset held for sale. We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value of our assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while a searching for a buyer. We establish ranges that in many cases have scrap value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

In conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service parts and supplies inventory and charged $1.9 million, $3.0 million and $5.2 million, respectively, of impairment expense for the years ended December 31, 2021, 2020, and 2019. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In 2011, we contracted with a Brazilian shipyard to construct a vessel that was not completed. We initiated arbitration proceedings seeking completion of the hull or rescission of the contract and the return of funds. In response, the shipyard initiated a separate lawsuit seeking the amounts due under the contract. As of the fresh-start date, we recorded $1.8 million in other assets which represented the unimpaired balance of the construction costs that were expected to be returned to us once the dispute was resolved. During 2019, our final appeal was denied and the case was remanded back to the original courts. Our local counsel informed us that it was now more likely than not, that the shipyard would prevail in the dispute and that we would be liable for an additional payment of $4.0 million. As a result, a $5.8 million expense was recorded in the fourth quarter of 2019. In 2020, the dispute with the shipyard was settled. We conveyed the ownership of the partially completed vessel to the shipyard in exchange for a release of all obligations under the contract with the shipyard. Accordingly, a $4.0 million credit was recorded in the fourth quarter of 2020 to impairment expense, as no additional amounts are payable under the contract to the shipyard.

Impairments incurred during the last three years are primarily the result of our customers' reduction in offshore exploration and production expenditures caused by the ongoing and sustained low levels of crude oil and natural gas prices as well as our efforts to reduce the oversupply of vessels which currently exists in the offshore support vessel market through the sale and recycling of vessels.

Following is a summary of impairment of vessels in our active fleet, assets held for sale, marine service and vessel supplies and other impairment and costs during the years ended December 31:

(In Thousands, except number of vessels)	Number of Vessels	2021	Number of Vessels	2020	Number of Vessels	2019

Assets held for sale	8	$15,388	47	$75,177	35	$26,746
Reactivation of asset held for sale	1	(1,650)	—	—	—	—
Obsolete inventory	—	1,905	—	2,959	—	5,223
Other	—	—	—	(4,027)	—	5,804
Total impairment and other expense		$15,643		$74,109		$37,773

In the first quarter of 2020, the World Health Organization declared an outbreak of a coronavirus (COVID-19) to be a pandemic (the COVID-19 pandemic) and, in response, much of the industrialized world had initiated severe measures to lessen its impact. The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption throughout 2020 and 2021. With respect to our sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments imposed travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread. During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in crude oil prices. Combined, these conditions adversely affected our operations and business beginning in late March 2020 and continuing through the remainder 2020 and 2021. Our industry began to experience signs of recovery in the fourth quarter of 2021 and into the current year. The initial reduction in demand for hydrocarbons together with a decline in the price of crude oil at the outset of the pandemic, resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of COVID-19 on offshore operations. Further, these conditions, separately or together, are expected to continue to impact the demand for our services, the utilization and/or rates we can achieve for our assets and services, and the outlook for our industry in general.

In the first and second quarters of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, in the first two quarters of 2020, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized and in the fourth quarter industry conditions marginally improved. Similarly, during the year ended December 31, 2021, we have not seen any indications in the industry that would indicate impairment of any of our asset groups. As a result, we did not identify additional events or conditions that would require us to perform a Step 1 evaluation during 2021. We will continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(8)	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We contributed $1.1 million to the plan during the year ended December 31, 2019. We did not contribute to the plan during the years ended December 31, 2021 and 2020, respectively. We may contribute to this plan in 2022, but the amount, if any, has not been determined. We had defined benefit pension plans that covered a small number of current and former Norwegian employees. All Norwegian plan participants were transferred from our defined benefit plans into a defined contribution plan during 2020. Amounts contributed to these defined benefit plans were immaterial during the two years ended December 31, 2020.

Supplemental Executive Retirement Plan

We also offered a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010 and was frozen effective January 1, 2018. We contributed $1.6 million, $1.6 million and $3.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

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

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The pension plan assets are periodically evaluated for concentration risks. As of December 31, 2021, we did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

U.S. Pension Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan:

		Actual as of	Actual as of
	Target	December 31, 2021	December 31, 2020
U.S. Pension plan:
Cash	—%	2%	3%
Debt securities	50%	34%	53%
Equity securities	50%	64%	44%
Total	100%	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, except for investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for our domestic pension plan measured at fair value as of December 31, 2021:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities, primarily exchange traded funds	$36,240	$36,240	$—	$—	$—
Debt securities, primarily mutual funds	19,628	19,628	—	—	—
Cash and cash equivalents	911	—	911	—	—
Total fair value of plan assets	$56,779	$55,868	$911	$—	$—

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2020, are as follows:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities, primarily exchange traded funds	$24,947	$21,780	$—	$—	$3,167
Debt securities, primarily exchange traded funds	29,922	17,925	—	—	11,997
Cash and cash equivalents	1,626	—	1,626	—	—
Total fair value of plan assets	$56,495	$39,705	$1,626	$—	$15,164

Plan Assets and Obligations

Changes in combined plan assets and obligations and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan (discontinued in the fourth quarter of 2020), and the supplemental plan (Pension Benefits), are as follows:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of the period	$88,960	$91,654	$90,247
Service cost	—	112	427
Interest cost	2,168	2,907	3,751
Benefits paid	(5,693)	(5,990)	(5,967)
Actuarial (gain) loss (A)	(1,127)	5,277	8,198
Settlement	—	(4,407)	(4,978)
Foreign currency exchange rate changes	—	(593)	(24)
Benefit obligation at end of the period	$84,308	$88,960	$91,654
Change in plan assets:
Fair value of plan assets at beginning of the period	$56,495	$59,625	$56,790
Actual return	4,374	6,890	7,498
Actuarial loss	—	18	983
Administrative expenses	—	(49)	(68)
Employer contributions	1,603	1,615	5,027
Benefits paid	(5,693)	(5,990)	(5,967)
Settlement	—	(5,000)	(4,638)
Foreign currency exchange rate changes	—	(614)	—
Fair value of plan assets at end of the period	56,779	56,495	59,625
Unfunded status at end of the period	$(27,529)	$(32,465)	$(32,029)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,578)	$(1,524)	$(1,422)
Noncurrent liabilities	(25,951)	(30,941)	(30,607)
Net amount recognized	$(27,529)	$(32,465)	$(32,029)

(A) The change in the actuarial (gain) loss for the three years ended December 31, 2021 was primarily attributable to changes in the discount rate.

The following table provides combined information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In Thousands)	December 31,	December 31,
	2021	2020
Projected and accumulated benefit obligation	$84,308	$88,960
Fair value of plan assets	56,779	56,495

Net periodic combined benefit cost for the pension plans and the supplemental plan includes the following components:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Service cost	$—	$109	$427
Interest cost	2,168	2,907	3,751
Expected return on plan assets	(2,174)	(2,191)	(2,375)
Administrational expenses	—	49	71
Payroll tax of net pension costs	—	14	55
Amortization of net actuarial losses	145	(5)	(592)
Settlement/curtailment (gain) loss	—	738	(219)
Net periodic pension cost	$139	$1,621	$1,118

The components of the net periodic combined pension cost, except for the service costs are included in the caption “Interest income and other, net.” Service costs are included in the caption “Vessel operating costs.”

Other changes in combined plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
(In Thousands)	Year Ended December 31,
	2021	2020	2019
Net (gain) loss	$(3,472)	$(568)	$2,612
Settlement recognized	—	—	(182)
Total recognized in other comprehensive (income) loss, before tax and net of tax	$(3,472)	$(568)	$2,430

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 2.85% and 2.5% were used to determine net benefit obligations as of December 2021 and 2020, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2021	2020
Discount rate	2.5%	3.5%
Expected long-term rate of return on assets	4.0%	4.0%
Rates of annual increase in compensation levels	N/A	2.3%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2021, we expect that the combined benefits for the pension and the supplemental plan to be paid over the next ten years will be as follows:

Pension
Year ending December 31, (In Thousands)	Benefits
2022	$5,911
2023	5,863
2024	5,816
2025	5,746
2026	5,648
2027 – 2031	26,188
Total 10-year estimated future benefit payments	$55,172

Defined Contribution Plans

Retirement Contributions

Prior to 2019, all eligible U.S. fleet personnel received retirement contributions. This benefit was noncontributory by the employee, but we contributed, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees which vested over five years. We ceased contributing to the employee retirement plan effective January 1, 2018. Any future employer contributions to this plan will be determined at our discretion.

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective October 31, 2021, we matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. As of  December 31, 2021, the amount contributed was $0.1 million. Any future employer contributions to this plan will be determined at our discretion.

The plan held no shares of Tidewater common stock for the years ended December 31, 2021 and 2020, respectively.

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who defer additional eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. An optional company match or contribution of restoration benefits was ceased effective January 1, 2018.

We also provided retirement benefits to our eligible non-U.S. citizen employees working outside their respective country of origin pursuant to a self-directed multinational defined contribution retirement plan provided the employees were not enrolled in any home country pension or retirement program. Participants could contribute 1% to 50% of their base salary. A company match was ceased prior to January 1, 2018.

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund, or MNOPF and the Merchant Navy Ratings Pension Fund or MNRPF. At December 31, 2021 and 2020, we had recorded $0.9 million and $0.7 million, respectively, related to these liabilities. The status of the funds is calculated by an actuarial firm every several years. The last assessment was completed in March 2018 for the MNOPF Plan and March 2017 for the MNRPF Plan. We expense $0.2 million per annum for these plans.

(9)     STOCK-BASED COMPENSATION AND INCENTIVE PLANS

Our long-term incentive plans have included restricted stock units (RSUs), stock options and phantom stock. As of December 31, 2021, the Tidewater Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”) and the GulfMark Management Incentive Plan (“Legacy GLF Plan”) are our only three active equity incentive plans and the only types of awards outstanding under either plan are RSUs and stock options that settle in shares of Tidewater common stock.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants are as follows:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock reserved for issuance under the plans	6,473,228	3,973,228	3,973,228
Shares of common stock available for future grants	3,037,187	1,591,577	2,187,101

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

RSUs granted to officers and employees under all the incentive plans generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs granted to directors vest over one year and (ii) certain RSUs granted to our officers are performance based and vest on the third anniversary of the date of grant, based on our performance as measured.

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average	Time	Weight-average
	Grant-Date	Based	Grant Date	Performance
	Fair Value	Units	Fair Value	Based Units
Non-vested balance at December 31, 2018	$24.21	1,081,084	$26.04	63,365
Granted	23.44	186,143	24.50	101,143
Vested	24.45	(784,868)	—	—
Cancelled/forfeited	24.70	(78,591)	24.50	(70,694)
Non-vested balance at December 31, 2019	$23.32	403,768	$25.54	93,814
Granted	5.95	594,234	—	—
Vested	24.05	(265,919)	26.04	(63,365)
Non-vested balance at December 31, 2020	$8.95	732,083	$24.50	30,449
Granted	13.26	452,403	—	—
Vested	10.97	(406,604)	—	—
Cancelled/forfeited	24.50	(1,769)	—	—
Non-vested balance at December 31, 2021	$10.37	776,113	$24.50	30,449

Restrictions on 299,000 time-based units outstanding at December 31, 2021 will lapse during fiscal 2022.

Restricted stock unit compensation expense and grant date fair value are as follows:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Grant date fair value of restricted stock units vested	$4,460	$6,395	$19,193
Restricted stock unit compensation expense	5,638	5,117	19,603

As of December 31, 2021, total unrecognized RSU compensation costs totaled approximately $3.3 million, or $2.6 million net of tax which will be recognized over a weighted average period of two years, compared to $4.7 million, or $3.7 million net of tax, at December 31, 2020 and $6.3 million, $5.0 million, net of tax, at December 31, 2019. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the years ended December 31, 2021, 2020 and 2019. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Stock Option Plan

Tidewater has 603,756 stock options that were granted in 2020 and 2021 of which 488,890 are outstanding as of December 31, 2021. The fair value of the options on the grant dates, as determined under the Black Scholes model, range from $3.23 per option to $3.69 per option. The weighted average exercise price of unexercised options at December 31, 2021 was $11.46, with a weighted average remaining contractual term of 8.8 years. The stock options vest ratably over a three-year period and have a life of ten years. None of the stock options have been forfeited or exercised, however, 114,866 stock options are exercisable. As of December 31, 2021, there was $1.2 million of unrecognized compensation costs related to the stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Phantom Stock Plan

We previously provided a Phantom Stock Plan to provide additional incentive compensation to key employees. Participants had the right to receive the value of a share of common stock in cash at vesting. Participants had no voting or other rights as a stockholder. The phantom shares generally had a three-year vesting period.

The following table sets forth a summary of our phantom stock activity:

	Weighted-		Weighted-		Weighted-
	average	Time	average		average
	Grant-Date	Based	Grant-Date	Series A	Grant-Date	Series B
	Fair Value	Shares	Fair Value	Warrants	Fair Value	Warrants
Non-vested balance at December 31, 2018	$226.50	4,517	$1.00	7,650	$2.94	8,269
Vested	226.50	(4,517)	1.00	(7,650)	2.94	(8,269)
Non-vested balance at December 31, 2019	$—	—	$—	—	$—	—

The grant date fair value of phantom stock vested was $1.1 million for the year ended December 31, 2019. Phantom stock compensation expense was immaterial.

(10)	STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2021	2020
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	41,307,617	40,704,984
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

No shares were repurchased during the years ended December 31, 2021, 2020 and 2019.

Dividend Program

There were no dividends declared during the years ended December 31, 2021, 2020 and 2019.

Warrants

During 2017, we issued 11,543,814 New Creditor Warrants upon emergence from bankruptcy. In addition, 2,432,432 Series A Warrants and 2,629,657 Series B Warrants were issued to the holders of common stock with exercise prices of $57.06 and $62.28, respectively. As of December 31, 2021, we had 635,663 shares of common stock issuable upon the exercise of the New Creditor Warrants. No Series A Warrants or Series B Warrants have been exercised.

In conjunction with the merger with GulfMark, Tidewater assumed approximately 2.3 million $0.01 Creditor Warrants (GLF Creditor Warrants) and approximately 0.8 million Equity Warrants (GLF Equity Warrants) with an exercise price of $100 and each warrant becoming exercisable for 1.1 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. As of December 31, 2021, we had 559,125 GLF Creditor Warrants outstanding. No GLF Equity Warrants have been exercised.

At-the-market offering

On November 16, 2021, we entered into an At-the-market Sales Agreement (the Agreement) with Virtu Americas LLC and DNB Markets, Inc. (the Agents) pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share (the Shares), having an aggregate offering price of up to $30,000,000 from time to time through the Agents acting as sales agent or directly to either Agent acting as principal.

The offer and sale of the Shares to be sold pursuant to the Agreement have been registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to our registration statement on Form S-3 (Registration No. 333-234686) filed with the Securities and Exchange Commission (the Commission), which was declared effective by the Commission. Sales, if any, of the Shares pursuant to the Agreement will be made in “at the market offerings” as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly on or through The New York Stock Exchange or on any other existing trading market for the Shares or to or through a market maker or any other method permitted by law.

The Agreement contains customary representations, warranties and covenants, customary indemnification and contribution obligations, including for certain liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the Agreement, we will pay the Agents a commission up to 3.0% of the gross proceeds from each sale of the Shares. In addition, we have agreed to pay certain expenses incurred by the Agents in connection with entering into the Agreement and the offering. The Agreement will terminate upon the earlier of (i) such date that the aggregate gross sales proceeds of Shares sold pursuant to the Agreement equal the total dollar amount listed in the Agreement or (ii) the termination of the Agreement by us or an Agent in accordance with the terms of the Agreement.

We have no obligation to sell any of the Shares under the Agreement and may at any time suspend the offering of its Shares upon notice and subject to other conditions.

Shelf Registration

On July 13, 2021, we filed a Post Effective Amendment to our Registration Statement on Form S-3 which became effective on July 20, 2021. Under this “shelf” registration, we may offer and sell up to $300.0 million of any combination of common stock, debt securities, depository shares, preferred stock or warrants from time to time in one or more classes or series and in amounts, at prices and on terms that we will determine at the time of the offering. Any debt securities we issue may be guaranteed by one or more of our existing and future subsidiaries. We may offer and sell these securities to or through underwriters, dealers or agents or directly to one or more purchasers. A prospectus supplement for each offering of securities will describe in detail the plan of distribution. The names of any underwriters, dealers or agents involved in the offer and sale of any securities and the specific manner in which they may be offered will be set forth in the prospectus supplement covering the offer and sale of those securities.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Balance at December 31	$(804)	$(236)	$2,194
Pension benefits recognized in OCI	3,472	(568)	(2,430)
Balance at December 31	$2,668	$(804)	$(236)

Tax Benefits Preservation Plan

On April 13, 2020, we adopted a Tax Benefits Preservation Plan (the Plan) as a measure to protect our existing net operating loss carryforwards and foreign tax credits (Tax Attributes) and to reduce our potential future tax liabilities. Use of our Tax Attributes would be substantially limited if we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code. The Plan was terminated on December 15, 2021.

(11)     COMMITMENTS AND CONTINGENCIES

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

(12)	ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

A summary of accrued expenses as of December 31, is as follows:

(In Thousands)
	2021	2020
Payroll and related payables	$18,627	$17,201
Accrued vessel expenses	19,662	17,129
Accrued interest expense	1,859	3,240
Other accrued expenses	11,586	14,852
	$51,734	$52,422

A summary of other current liabilities as of December 31, is as follows:

(In Thousands)
	2021	2020
Taxes payable	$18,977	$23,883
Other	4,888	8,902
	$23,865	$32,785

A summary of other liabilities as of December 31, is as follows:

(In Thousands)
	2021	2020
Pension liabilities	$26,872	$31,736
Liability for uncertain tax positions	29,283	35,304
Other	12,029	12,752
	$68,184	$79,792

(13)     SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

The following table provides a comparison of revenues, vessel operating profit (loss), depreciation and amortization, additions to properties and equipment and assets by segment and in total. Vessel operating profit (loss) is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Year Ended December 31,
	2021	2020	2019
Revenues:
Vessel revenues:
Americas	$102,151	$126,676	$136,958
Middle East/Asia Pacific	102,537	97,133	90,321
Europe/Mediterranean	80,914	83,602	123,711
West Africa	75,967	78,763	126,025
Total vessel revenues	361,569	386,174	477,015
Other operating revenues	9,464	10,864	9,534
Total revenues	371,033	397,038	486,549
Vessel operating profit (loss):
Americas	(11,270)	4,944	(805)
Middle East/Asia Pacific	(1,174)	(5,935)	(6,044)
Europe/Mediterranean	(16,968)	(8,629)	(1,289)
West Africa	(16,985)	(27,508)	8,298
Total vessel operating profit (loss)	(46,397)	(37,128)	160
Other operating profit	7,233	7,458	6,734
	(39,164)	(29,670)	6,894
Corporate expenses	(36,908)	(35,633)	(57,988)
Gain (loss) on asset dispositions, net	(2,901)	7,591	2,263
Affiliate credit loss impairment expense	(400)	(52,981)	—
Affiliate guarantee obligation	—	(2,000)	—
Asset impairments and other	(15,643)	(74,109)	(37,773)
Operating loss	$(95,016)	$(186,802)	$(86,604)
Depreciation and amortization:
Americas	$30,856	$32,079	$27,493
Middle East/Asia Pacific	25,992	24,244	21,440
Europe/Mediterranean	28,163	29,222	30,053
West Africa	26,196	27,787	21,166
Corporate and other	3,337	3,377	1,779
Total depreciation and amortization	$114,544	$116,709	$101,931
Additions to properties and equipment:
Americas	$—	$2,842	$969
Middle East/Asia Pacific	(42)	2,629	5,237
Europe/Mediterranean	764	1,059	4,001
West Africa	6,341	6,028	2,721
Corporate	1,888	2,342	5,070
Total additions to properties and equipment	$8,951	$14,900	$17,998
Total assets:
Americas	$278,394	$338,649	$375,297
Middle East/Asia Pacific	183,287	226,422	270,413
Europe/Mediterranean	293,760	302,214	358,943
West Africa	223,988	242,825	376,087
Corporate	116,351	141,067	198,788
Total assets	$1,095,780	$1,251,177	$1,579,528

The following table discloses our customers that accounted for 10% or more of total revenues:

	Year Ended December 31,
	2021	2020	2019
Chevron Corporation	15.7%	14.3%	13.0%
Saudi Aramco	11.8%	11.5%	*

* Less than 10% of total revenues.

(14)	RESTRUCTURING CHARGES

In the fourth quarter of 2018, we finalized plans to abandon duplicate office facilities in St. Rose and New Orleans, Louisiana; Houston, Texas; and Aberdeen, Scotland. Those closures resulted in $0.2, $1.5 million and $6.8 million respectively, of lease exit and severance charges in the years ended December 31, 2021, 2020 and 2019, respectively. These charges are included in general and administrative expense in our consolidated Statement of Operations.

Activity for the lease exit and severance liabilities for the two years ended December 31, 2021 were:

	Lease Exit Costs		Severance
(In Thousands)	Europe/
	Mediterranean	Corporate	Company	Total
Balance at December 31, 2019	$1,791	$2,318	$272	$4,381
Charges	71	63	1,367	1,501
Cash payments	(306)	(602)	(1,639)	(2,547)
Balance at December 31, 2020	$1,556	$1,779	$—	$3,335
Charges	96	78	—	174
Cash payments	(505)	(1,495)	—	(2,000)
Balance at December 31, 2021	$1,147	$362	$—	$1,509

(15)	SUBSEQUENT EVENTS

Sonatide Acquisition

In January 2022 we acquired the 51% equity interest in the Sonatide joint venture owned by our former joint venture partner, pursuant to a Sale and Purchase Agreement between Sonangol Holdings, LDA and us for $11.2 million in cash. This acquisition gives us complete control of our operations in Angola.

The acquisition date fair value of the 49% equity interest in Sonatide held by us was zero and we do not expect to recognize a significant gain (loss) or goodwill as a result of remeasuring to the fair value of our equity interest. The fair value of our equity interest was determined using the consideration paid to our 51% joint venture partner, adjusted for the difference in our ownership interest, less a control premium. The control premium was calculated using the expected future commissions to be received by our joint venture partner that will no longer be paid times our EBITDA (earnings before interest, taxes, depreciation and amortization) multiple as determined by the independent investment analysts that follow our company.

Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the year ended December 31, 2021.

Swire Pacific Offshore Holdings Ltd. Acquisition

On March 9, 2022, we entered into a definitive agreement to acquire Swire Pacific Offshore Holdings Ltd. (“SPO”) which owns 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2022. At the closing of the transaction, we will pay $42.0 million in cash and issue 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock. The cash portion of the purchase price is subject to customary adjustment mechanisms related to SPO’s closing date working capital, cash and indebtedness.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports, filed or submitted under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

As of December 31, 2021, the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and financial statements for external purposes in accordance generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

PART IV

ITEM 15. EXHIBITS

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

A list of the consolidated financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 beginning on page 49 of this Annual Report on Form 10-K and is incorporated herein by reference.

(2) Exhibits.

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

3.2

Second Amended and Restated By-Laws of Tidewater Inc., dated November 15, 2018 (filed with the Commission as Exhibit 3.2 to the company’s registration statement on Form 8-A on November 15, 2018, File No. 1-6311).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on April 14, 2020, File No. 1-6311).

4.1*	Description of Registered Securities of Tidewater, Inc.

4.2

Bond Terms for 8.5% Senior Secured Notes due 2026, dated November 16, 2021, by and among Tidewater Inc. and Nordic Trustee AS, as Bond Trustee and Security Agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.3

Credit Facility Agreement, dated November 16, 2021, by and among Tidewater Inc., DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, DNB Markets, Inc. as Bookrunner and Mandated Lead Arranger, and the lenders party thereto (filed with the Commission as Exhibit 4.2 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.4	Intercreditor Agreement, dated November 16, 2021, by and among Tidewater Inc., certain subsidiaries thereof, DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (filed with the Commission as Exhibit 4.3 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.5	Guarantee Agreement, dated November 16, 2021, among Tidewater Inc., Nordic Trustee AS as Security Agent, and the original guarantors named therein (filed with the Commission as Exhibit 4.4 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

10.1	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

10.2

Creditor Warrant Agreement, dated July 31, 2017, between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.3

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

10.5

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

10.7

Assignment, Assumption and Amendment Agreement – Jones Act Warrants, dated as of and effective November 15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the company’s current report on Form 8-K on November 16, 2018, File No. 1-6311).

10.8+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.9+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan, executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.10+

Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.11+	Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.12+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.13+

Summary of Compensation Arrangements with Non-employee Directors (filed with the Commission as Exhibit 10.15 to the company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, File No. 1-6311).

10.14+	Director Stock Election Program (filed with the Commission as Exhibit 10.13 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.15+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the company’s current report on Form 8-K on August 12, 2015, File No. 1-6311).

10.16+	Tidewater Inc. 2017 Stock Incentive Plan (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

10.17+

Amendment No. 1 to the Tidewater Inc. 2017 Stock Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, File No. 1-6311).

10.18+

Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2017 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-6311).

10.19+	Legacy GLF Management Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s registration statement on Form S-8 on November 15, 2018, File No. 333-228401).

10.20+

Amendment No. 1 to the Tidewater Inc. Legacy GLF Management Incentive Plan, effective April 30, 2019 (filed with the Commission as Exhibit 10.10 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, File No. 1-6311).

10.21+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.37 to the company’s annual report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019, File No. 1-6311).

10.22+

Officer Form of Incentive Agreement for the Grant of Restricted Stock Units under the Legacy GLF Management Incentive Plan (for use with onboarding grants in 2018) (filed with the Commission as Exhibit 10.38 to the company’s annual report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019, File No. 1-6311).

10.23+	Officer Form of Agreement for the Grant of Restricted Stock Units under either the Tidewater Inc. 2017 Stock Incentive Plan or the Tidewater Inc. Legacy GLF Management Incentive Plan (for use with annual grants in 2019 and 2020) (filed with the Commission as Exhibit 10.12 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.24+	Form of Agreement for the Grant of Stock Options under the Tidewater Inc. 2017 Stock Incentive Plan (for use with CEO grant in 2020) (filed with the Commission as Exhibit 10.25 to the company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 4, 2021, File No. 1-6311).

10.25+

Amended and Restated Employment Agreement with Quintin V. Kneen, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.1 to the company's current report on Form 8-K on January 4, 2019, File No. 1-6311).

10.26+	Amendment, dated September 4, 2019, to Amended and Restated Employment Agreement with Quintin V. Kneen (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019 filed on November 12, 2019, File No. 1-6311).

10.27+

Amended and Restated Employment Agreement with Samuel R. Rubio, dated and effective December 28, 2018 (filed with the Commission as Exhibit 10.5 to the company's current report on Form 8-K on January 4, 2019, File No. 1-6311).

10.28+	Form of Change of Control Agreement, entered into with certain of the company’s officers (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on December 19, 2017, File No. 1-6311).

10.29+

Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019) (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on April 19, 2019, File No. 1-6311).

10.30+

Form of Retention Bonus Program Letter Agreement (entered into with certain executive officers in March 2020) (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 filed on May 11, 2020, File No. 1-6311).

10.31+	Form of Severance and Change of Control Agreement effective March 9, 2021 entered into with each of Quintin V. Kneen, Chief Executive Officer, Sam R. Rubio, Chief Financial Officer, David E. Darling, Chief Operating Officer, and Daniel A. Hudson, General Counsel (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q filed on May 6, 2021, File No. 1-6311).

10.32+	Cooperation Agreement, dated May 3, 2021, by and among Tidewater Inc., The Ravenswood Investment Company L.P., Robotti & Company, Incorporated, Robotti & Company Advisors, LLC, Robotti Securities, LLC, Ravenswood Management Company, L.L.C., Ravenswood Investments III, L.P., the Suzanne & Robert Robotti Foundation Inc., Suzanne Robotti and Robert E. Robotti (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 3, 2021, File No. 1-6311).

10.33+	Tidewater Inc. Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 21, 2021, File No. 1-6311).

10.34+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.35+	Form of Incentive Agreement for the Grant of Restricted Stock under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.12 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.36+	Non-employee Directors Deferred Compensation Plan (filed with the Commission as Exhibit 10.13 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP.

23.2*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2022.

TIDEWATER INC.
(Registrant)

By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2022.

/s/ Quintin V. Kneen
Quintin V. Kneen, President and Chief Executive Officer (Principal Executive Officer)

/s/ Samuel R. Rubio
Samuel R. Rubio, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Larry T. Rigdon
Larry T. Rigdon, Chairman of the Board of Directors

/s/ Darron M. Anderson
Darron M. Anderson, Director

/s/ Melissa Cougle
Melissa Cougle, Director

/s/ Dick H. Fagerstal
Dick H. Fagerstal, Director

/s/ Louis A. Raspino
Louis A. Raspino, Director

/s/ Robert E. Robotti
Robert E. Robotti, Director

/s/ Kenneth H. Traub
Kenneth H. Traub, Director

/s/ Lois K. Zabrocky
Lois K. Zabrocky, Director