Form 10-Q
period 2022-03-31
TIDEWATER INC
filed 2022-05-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 41,814,502 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2022.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$136,234	$149,037
Restricted cash	4,958	1,240
Trade and other receivables, less allowance for credit losses of $1,987 and $1,948 at March 31, 2022 and December 31, 2021, respectively	112,953	86,503
Due from affiliates, less allowance for credit losses of $12,812 and $72,456 at March 31, 2022 and December 31, 2021, respectively	21,191	70,134
Marine operating supplies	13,252	12,606
Assets held for sale	8,591	14,421
Prepaid expenses and other current assets	12,012	8,731
Total current assets	309,191	342,672
Net properties and equipment	677,580	688,040
Deferred drydocking and survey costs	44,362	40,734
Other assets	22,997	24,334
Total assets	$1,054,130	$1,095,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,696	$20,788
Accrued expenses	55,141	51,734
Due to affiliates	21,191	61,555
Other current liabilities	25,471	23,865
Total current liabilities	125,499	157,942
Long-term debt	167,997	167,885
Other liabilities	70,892	68,184

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 41,716,885 and 41,307,617 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	1,376,934	1,376,494
Accumulated deficit	(690,068)	(677,900)
Accumulated other comprehensive loss	2,471	2,668
Total stockholders’ equity	689,379	701,303
Noncontrolling interests	363	466
Total equity	689,742	701,769
Total liabilities and equity	$1,054,130	$1,095,780

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Vessel revenues	$103,876	$80,993
Other operating revenues	1,853	2,511
Total revenue	105,729	83,504
Costs and expenses:
Vessel operating costs	68,511	61,020
Costs of other operating revenues	361	1,067
General and administrative	18,217	16,043
Depreciation and amortization	26,657	29,727
Long-lived asset impairment credit	(500)	—
(Gain) loss on asset dispositions, net	(207)	1,948
Total costs and expenses	113,039	109,805
Operating loss	(7,310)	(26,301)
Other income (expense):
Foreign exchange gain (loss)	946	(850)
Equity in net losses of unconsolidated companies	—	(1,849)
Interest income and other, net	3,486	23
Interest and other debt costs, net	(4,175)	(4,541)
Total other income (expense)	257	(7,217)
Loss before income taxes	(7,053)	(33,518)
Income tax expense	5,218	2,009
Net loss	$(12,271)	$(35,527)
Net loss attributable to noncontrolling interests	(103)	(212)
Net loss attributable to Tidewater Inc.	$(12,168)	$(35,315)
Basic loss per common share	$(0.29)	$(0.87)
Diluted loss per common share	$(0.29)	$(0.87)
Weighted average common shares outstanding	41,412	40,716
Adjusted weighted average common shares	41,412	40,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(12,271)	$(35,527)
Other comprehensive loss:
Change in liability of pension plans	(197)	(71)
Total comprehensive loss	$(12,468)	$(35,598)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Operating activities:
Net loss	$(12,271)	$(35,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,673	18,470
Amortization of deferred drydocking and survey costs	8,984	11,257
Amortization of debt premium and discounts	375	1,108
Provision for deferred income taxes	177	30
(Gain) loss on asset dispositions, net	(207)	1,948
Gain on bargain purchase	(1,300)	—
Loss on debt extinguishment	—	59
Long-lived asset impairment credit	(500)	—
Stock-based compensation expense	1,458	1,172
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(15,570)	12,758
Changes in due to/from affiliates, net	(20)	2,738
Accounts payable	2,825	(2,359)
Accrued expenses	3,207	(4,270)
Deferred drydocking and survey costs	(12,612)	(2,722)
Other, net	(3,843)	1,054
Net cash provided by (used in) operating activities	(11,624)	5,716
Cash flows from investing activities:
Proceeds from asset dispositions	4,628	10,983
Acquisition of joint venture, net of cash acquired	(1,039)	—
Additions to properties and equipment	(1,229)	(1,196)
Net cash provided by investing activities	2,360	9,787
Cash flows from financing activities:
Principal payments on long-term debt	—	(26,414)
Debt issuance and modification costs	(263)	(725)
Debt extinguishment premium	—	(59)
Tax on share-based awards	(1,017)	(135)
Net cash used in financing activities	(1,280)	(27,333)
Net change in cash, cash equivalents and restricted cash	(10,544)	(11,830)
Cash, cash equivalents and restricted cash at beginning of period	154,276	155,225
Cash, cash equivalents and restricted cash at end of period	$143,732	$143,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$—	$3,746
Income taxes	$3,200	$2,535

Cash, cash equivalents and restricted cash at March 31, 2022 includes $2.5 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2021	$41	$1,376,494	$(677,900)	$2,668	$466	$701,769
Total comprehensive loss	—	—	(12,168)	(197)	(103)	(12,468)
Issuance of common stock	1	(1)	—	—	—	—
Amortization of share-based awards	—	441	—	—	—	441
Balance at March 31, 2022	$42	$1,376,934	$(690,068)	$2,471	$363	$689,742

Balance at December 31, 2020	$41	$1,371,809	$(548,931)	$(804)	$1,157	$823,272
Total comprehensive loss	—	—	(35,315)	(71)	(212)	(35,598)
Amortization of share-based awards	—	1,037	—	—	—	1,037
Balance at March 31, 2021	$41	$1,372,846	$(584,246)	$(875)	$945	$788,711

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

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

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-10, Disclosures by Business Entities about Government Assistance, which requires disclosures about the types of government assistance that we received, our accounting for the governmental assistance and its effect on our financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted, and the disclosures can be applied either prospectively at the date of initial application or retrospectively. We will adopt this standard in the annual period ending December 31, 2022, and we are currently evaluating the effects on our disclosures.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Topic 805, Business Combinations to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for annual and interim periods beginning after December 15, 2022 with early adoption permitted. We are currently evaluating the effect of the standard on our consolidated financial statements and related disclosures.

In July 2021, the FASB issued Accounting Standards Update (ASU) 2021-05, Lessors – Certain Leases with Variable Lease Payments, which amends Topic 842, Accounting for Leases, to require a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a Day 1 loss. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We adopted this standard on January 1, 2022 and it did not have a material impact on our consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU-2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We adopted this standard on January 1, 2022 and it did not have a material impact on our consolidated financial statements and related disclosures.

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

Activity in the allowance for credit losses for the three months ended March 31, 2022 is as follows:

	Trade	Due
(In Thousands)	and Other	from
	Receivables	Affiliates
Balance at January 1, 2022	$1,948	$72,456
Current period provision for expected credit losses	39	—
Acquisition of Sonatide joint venture (see Note 7)	—	(59,678)
Other	—	34
Balance at March 31, 2022	$1,987	$12,812

(4)	REVENUE RECOGNITION

Refer to Note (13) for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2022, we had $1.5 million and $3.0 million of deferred mobilization costs included within prepaid expenses and other current assets and other assets, respectively.

At March 31, 2022, we have $1.0 million of deferred mobilization revenue, included within accrued expenses, related to unsatisfied performance obligations which will be recognized during the remainder of 2022 and 2023.

(5)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax, for the three months ended March 31, 2022 and 2021 are as follows:

(In Thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at December 31, 2021 and 2020	$2,668	$(804)
Pension benefits recognized in OCI	(197)	(71)
Balance at March 31, 2022 and 2021	$2,471	$(875)

Dilutive Equity Instruments

We had 2,631,247 and 3,171,497 incremental "in-the-money" warrants, restricted stock units and stock options at March 31, 2022 and 2021, respectively, which are as follows:

Total shares outstanding including warrants, restricted stock units and stock options	March 31, 2022	March 31, 2021
Common shares outstanding	41,716,885	40,731,777
New creditor warrants (strike price $0.001 per common share)	465,398	657,203
GulfMark creditor warrants (strike price $0.01 per common share)	429,812	815,575
Restricted stock units and stock options	1,736,037	1,698,719
Total	44,348,132	43,903,274

We also had “out-of-the-money” warrants outstanding exercisable for 5,923,399 shares of common stock at both March 31, 2022 and 2021. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively, and expire on various dates in 2023 and 2024. No warrants or restricted stock units, whether in the money or out of the money, are included in our loss per share calculations because the effect of such inclusion is antidilutive.

(6)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the quarter ended March 31, 2022, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2021, our balance sheet reflected approximately $202.8 million of net deferred tax assets prior to a valuation allowance analysis, with a valuation allowance of $204.9 million. As of March 31, 2022, we had net deferred tax assets of approximately $205.7 million prior to a valuation allowance analysis of $208.0 million.

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

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to March 2015. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(7)	AFFILIATES BALANCES

We maintained the following balances with our unconsolidated affiliates:

(In Thousands)
	March 31, 2022	December 31, 2021
Due from affiliates:
Angolan joint venture (Sonatide)	$—	$49,011
Nigerian joint venture (DTDW)	21,191	21,123
	21,191	70,134
Due to affiliates:
Sonatide	$—	$40,432
DTDW	21,191	21,123
	21,191	61,555
Net due from affiliates	$—	$8,579

Sonatide Acquisition

In January 2022, we acquired the 51% equity interest in the Sonatide joint venture (Sonatide) owned by our former joint venture partner, pursuant to a Sale and Purchase Agreement between Sonangol Holdings, LDA and us for $11.2 million in cash. This acquisition gives us complete control of our operations in Angola.

The acquisition date was January 3, 2022 (Merger Date). However, we used a convenience date of January 1, 2022 for the acquisition and have recorded activity from the beginning of the first quarter of 2022. Revenues and net loss of Sonatide from the Merger Date included in our consolidated statements of operations were $1.0 million and $0.1 million for the three months ended March 31, 2022, respectively.

The acquisition date fair value of the 49% equity interest in Sonatide held by us was zero and we did not recognize a significant gain or loss as a result of remeasuring to the fair value of our equity interest.

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

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Merger Date and were as follows:

(In Thousands)

Assets
Current assets	$12,894
Net properties and equipment and other assets	2,908
Total assets	15,802
Liabilities
Current liabilities	283
Other liabilities	2,996
Total liabilities	3,279

Net assets acquired	11,223
Bargain purchase gain	$1,300

The bargain purchase gain of $1.3 million is included in our consolidated statement of operations for the three months ended March 31, 2022 under the caption “Interest income and other, net.” Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the year and three months ended December 31, 2021 and March 31, 2022, respectively.

The unaudited supplemental pro forma results present consolidated information as if the business combination was completed on January 1, 2021. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) a reduction in commission expense previously payable to the joint venture which has been eliminated. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination. The pro forma revenues and net loss, assuming the acquisition had occurred on January 1, 2021, for the twelve months ended December 31, 2021 were $375.4 million and $129.2 million, respectively.

Amounts due from DTDW

We own 40% of DTDW. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of March 31, 2022, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Based on current situations, operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture.

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

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010. We contributed $0.4 million during each of the three months ended March 31, 2022 and 2021, respectively. We expect to contribute $1.2 million to the supplemental plan during the remainder of 2022. Our obligations under the supplemental plan were $22.7 million for both  March 31, 2022 and  December 31, 2021, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Pension Benefits:
Interest cost	$578	$543
Expected return on plan assets	(752)	(543)
Amortization of net actuarial losses	16	36
Net periodic pension cost (benefit)	$(158)	$36

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(9)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	March 31, 2022	December 31, 2021
Senior secured bonds:
8.50% Senior Secured Notes due November 2026 (A) (B)	$175,000	$175,000
Debt discount and issuance costs	(7,003)	(7,115)
Total long-term debt	$167,997	$167,885

(A)	As of March 31, 2022 and December 31, 2021 the fair value (Level 2) of the Senior Secured Notes was $184.3 million and $177.6 million, respectively.
(B)	The $5.0 million restricted cash on the balance sheet at March 31, 2022, represents the prorata amount due for our next semiannual interest payment obligation.

We also have a Super Senior Revolving Credit Facility Agreement maturing on November 16, 2026 that provides $25.0 million for general working capital purposes. No amounts have been drawn on this credit facility.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In addition, we disclose the fair value of our long-term debt in Note 9 and the fair value of our assets held for sale in Note 14.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of March 31, 2022, our property and equipment consist primarily of 138 active vessels, which excludes the 12 vessels we have classified as held for sale, located around the world. As of  December 31, 2021, our property and equipment consisted primarily of 135 active vessels, which excluded 18 vessels classified as held for sale.

A summary of properties and equipment is as follows:

(In Thousands)
	March 31, 2022	December 31, 2021
Properties and equipment:
Vessels and related equipment	$901,644	$898,649
Other properties and equipment	23,574	19,625
	925,218	918,274
Less accumulated depreciation and amortization	247,638	230,234
Properties and equipment, net	$677,580	$688,040

A summary of accrued expenses is as follows:

(In Thousands)
	March 31, 2022	December 31, 2021
Payroll and related payables	$16,121	$18,627
Accrued vessel expenses	20,000	19,662
Accrued interest expense	5,578	1,859
Other accrued expenses	13,442	11,586
	$55,141	$51,734

A summary of other current liabilities is as follows:

(In Thousands)
	March 31, 2022	December 31, 2021
Taxes payable	$21,352	$18,977
Other	4,119	4,888
	$25,471	$23,865

A summary of other liabilities is as follows:

(In Thousands)
	March 31, 2022	December 31, 2021
Pension liabilities	$26,523	$26,872
Liability for uncertain tax positions	30,356	29,283
Other	14,013	12,029
	$70,892	$68,184

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three months ended March 31, 2022 and 2021. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Vessel revenues:
Americas	$28,444	$26,224
Middle East/Asia Pacific	25,115	24,414
Europe/Mediterranean	23,919	14,749
West Africa	26,398	15,606
Other operating revenues	1,853	2,511
Total	$105,729	$83,504
Vessel operating profit (loss):
Americas	$(82)	$(1,651)
Middle East/Asia Pacific	290	(1,853)
Europe/Mediterranean	(2,429)	(8,021)
West Africa	3,215	(6,767)
Other operating profit	1,492	1,444
	2,486	(16,848)

Corporate expenses	(10,503)	(7,505)
Long-lived asset impairment credit	500	—
Gain (loss) on asset dispositions, net	207	(1,948)
Operating loss	$(7,310)	$(26,301)
Depreciation and amortization:
Americas	$7,116	$8,007
Middle East/Asia Pacific	6,255	6,880
Europe/Mediterranean	6,762	7,484
West Africa	5,741	6,570
Corporate	783	786
Total	$26,657	$29,727
Additions to properties and equipment:
Middle East/Asia Pacific	$24	$8
Europe/Mediterranean	276	306
West Africa	350	495
Corporate	579	387
Total	$1,229	$1,196

The following table provides a comparison of total assets at  March 31, 2022 and  December 31, 2021:

(In Thousands)
	March 31, 2022	December 31, 2021
Total assets:
Americas	$282,522	$278,394
Middle East/Asia Pacific	203,750	183,287
Europe/Mediterranean	275,036	293,760
West Africa	188,054	223,988
Corporate	104,768	116,351
	$1,054,130	$1,095,780

(14)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

In 2019, we made a strategic decision to reduce the size of our fleet and to remove assets that were not considered to be part of our long-term plans. Beginning in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil which caused us to expand our disposal program to include more vessels. Since December 2019, we have designated 85 vessels as assets held for sale, sold 67 and returned six to the active fleet. During the three months ending March 31, 2022, we added no vessels to assets held for sale, sold five of our vessels held for sale, and re-activated one vessel from assets held for sale back into the active fleet, leaving 12 vessels valued at $8.6 million remaining in the held for sale account as of March 31, 2022. In addition, we sold no vessels from our active fleet in the three month period ending March 31, 2022 and three vessels from our active fleet in the three month period ending March 31, 2021. The total vessel and other sales for the three month period ending March 31, 2022 contributed approximately $4.6 million in proceeds and we recognized a net $0.2 million gain on the dispositions. The vessel and other sales for the three month period ending March 31, 2021 contributed $11.0 million in proceeds and we recognized a $1.9 million net loss on the dispositions.

We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value of our assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while a searching for a buyer. We establish ranges that in many cases have scrap value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range. In addition, in conjunction with the reactivation of a vessel from assets held for sale to the active fleet in the first quarter of 2022 and the concurrent valuation of such vessel at its fair value, we recaptured $0.5 million of impairment charged to expense in the fourth quarter of 2021. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments. During the three months ended March 31, 2022 and 2021, we recorded no impairment related to assets held for sale.

The following table presents the activity in our asset held for sale account for the periods indicated:

(In Thousands, except number of vessels)	Three Months Ended
	Number of Vessels	March 31, 2022	Number of Vessels	March 31, 2021
Beginning balance	18	$14,421	23	$34,396
Sales	(5)	(4,330)	(3)	(3,182)
Transfers	(1)	(1,500)	—	—
Ending balance	12	$8,591	20	$31,214

(15)	SUBSEQUENT EVENT

On March 9, 2022, we entered into a definitive agreement to acquire Swire Pacific Offshore Holdings Ltd. (“SPO”) which owns 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. We closed the transaction on April 22, 2022. At the closing of the transaction, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock. In addition, we paid $19.6 million in cash related to pre-closing working capital adjustments. The cash portion of the purchase price is subject to customary post-closing adjustment mechanisms related to SPO’s closing date working capital, cash and indebtedness. Due to the recent closing of this acquisition, certain financial information about fair values of assets acquired and liabilities assumed and pro forma financial information are not yet available.

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

In certain places in this Quarterly Report on Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

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

At March 31, 2022, we owned 150 vessels with an average age of 11.4 years (excluding 1 joint venture vessel, but including 6 stacked vessels and 12 vessels designated for sale) available to serve the global energy industry. We also have two vessels currently under construction. The average age of our 138 active vessels at March 31, 2022 is 11.1 years.

On April 22, 2022, we completed our previously disclosed acquisition of Swire Pacific Offshore Holdings Ltd. (“SPO”) and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock. In addition, we paid $19.6 million in cash related to pre-closing working capital adjustments. The cash portion of the purchase price is subject to customary post-closing adjustment mechanisms related to SPO’s closing date working capital, cash and indebtedness. Including the 50 vessels acquired, our active vessel fleet increased to 188 vessels with an average age of 10.9 years.

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

DTDW

We own 40% of DTDW. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also, from time to time, operate company owned vessels in Nigeria for which our partner receives a commission. As of March 31, 2022, we had no company owned vessels operating in Nigeria and the DTDW owned vessel was not employed. As a result, the near-term cash flow projections indicate that DTDW does not have sufficient funds to meet its obligations to us or its vendors. Based on current situations, operations in Nigeria have been severely impacted and we have effectively ceased activity. We have created a fully reserved position in our consolidated balance sheet to account for our expected liabilities related to certain obligations of the joint venture.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. In addition, offshore oil and gas exploration and development activities have traditionally required higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. In late 2014, oil prices declined significantly from levels of over $100.00 per barrel and continued to decline throughout 2015 and into 2016, to a point trading at less than $30.00 per barrel, causing an industry-wide downturn. Prices began to stabilize in the $50.00 to $60.00 per barrel range in 2019 and early 2020, suggesting a return to exploration and production activities for our customers. However, in the first quarter of 2020 the industry was severely impacted by a global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices. Oil prices declined severely in the second quarter, in this case trading at below $20.00 per barrel. Oil prices recovered in 2021 to levels greater than experienced since 2018, and in early 2022 are trading at near $100.00 per barrel. Natural gas prices are also at historic highs.

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

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations. We implemented various protocols for both onshore and offshore personnel in efforts to limit this impact. The effect on our business has included lockdowns of shipyards performing drydocks which delays vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and our year 2021 revenues by less than 3%. Our first quarter 2022 revenues were not significantly impacted. In addition, in the year ended December 31, 2021, and the quarter ended March 31, 2022 we incurred approximately $7.0 million and $1.4 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations or delays. There may be additional cancellations or delays.

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

Our primary business is to support the fossil fuel industry. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. The primary source of energy in the world is fossil fuels. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the transition but also to continue to support the fossil fuel industry. We have begun to take measures to address the future of our company and our impact on climate change. Such measures include modifications to many of our vessels to reduce our carbon footprint (approximately $10.3 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of March 31, 2022); developing associations with alternative energy providers such as windfarms; and creation of a written sustainability report. We have also recently formed an ESG committee within our Board of Directors. We are in the early stages on most of these measures and continue to develop our strategies and solutions. The measures we undertake will continue to evolve in compliance with new regulations and in recognition of applicable new sustainable technologies.

For detailed discussion of climate change and related governmental regulation, including associated risks and possible impact on our business, financial conditions and results of operations, please see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

Results of Operations – Three Months Ended March 31, 2022 compared to March 31, 2021

Revenues for the quarters ended March 31, 2022 and 2021 were $105.7 million and $83.5 million, respectively. The $22.2 million increase in revenue is primarily due to increases in utilization, average day rates and active vessels. Overall, we had 15 more average active vessels in the first quarter of 2022 than in the first quarter of 2021. Average day rates also increased from $9,993 per day in 2021 to $10,687 in 2022. Active utilization increased from 77.6% in 2021 to 82.5% in 2022.

Vessel operating costs for the quarters ended March 31, 2022 and 2021 were $68.5 million and $61.0 million, respectively. The increase is primarily due to the increase in vessel activity, as we have 15 more active vessels in our fleet in the first quarter of 2022 compared to the first quarter of 2021 as we recover from the low vessel utilization levels caused by the pandemic and we have increased activity as the crude oil price has resulted in more activity from our customers.

Depreciation and amortization expense for the quarters ended March 31, 2022 and 2021 were $26.7 million and $29.7 million, respectively, largely due to a decrease in amortization expense related to deferred drydock expenditures and, to a lesser extent, to lower depreciation resulting from vessels sales in 2021 and 2022.

General and administrative expenses for the quarters ended March 31, 2022 and 2021 were $18.2 million and $16.0 million, respectively. The increase is primarily due to increased professional fees related to our acquisition of Swire Pacific Offshore in the second quarter of 2022.

Included in gain (loss) on asset dispositions, net for the quarter ended March 31, 2022, are $0.2 million of net gains from the disposal of five vessels and other assets. During the quarter ended March 31, 2021, we recognized losses of $1.9 million related to the disposal of six vessels and other assets.

Long-lived asset impairment during the quarter ended March 31, 2022 was $0.5 million credit related to recovery of impairment on a vessel reclassified from assets held for sale back to the active fleet. There was no long lived asset impairment in the quarters ended March 31, 2022 and 2021.

In the first quarter of 2021, we recognized $1.8 million in losses related to our interest in the Sonatide joint venture in Angola. On January 3, 2022, we acquired our partner’s 51% interest in Sonatide and ceased recording equity gains and losses.

Interest expense for the quarters ended March 31, 2022 and 2021, was $4.2 million and $4.5 million, respectively. The decrease primarily reflects the acceleration of debt discount amortization due to the early payoff of $26.4 million debt in the first quarter of 2021. In addition, we recorded $3.4 million in interest income and other, net in the first quarter of 2022 compared to less than $0.1 million in the first quarter of 2021. The 2022 income was primarily related to the $1.3 million bargain purchase gain on our acquisition of 51% of Sonatide and $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

During the quarter ended March 31, 2022, we recognized foreign exchange gains of $0.9 million and during the quarter ended March 31, 2021 we recognized foreign exchange losses of $0.9 million.

The tax expense for the three months ended March 31, 2022 was $5.2 million compared to an income tax expense of $2.0 million for the three months ending March 31, 2021. The tax expense for the three months ended March 31, 2022 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

(In Thousands)	Three Months Ended
	March 31, 2022		March 31, 2021
Vessel revenues:
Americas	$28,444	27%	$26,224	32%
Middle East/Asia Pacific	25,115	24%	24,414	30%
Europe/Mediterranean	23,919	23%	14,749	18%
West Africa	26,398	26%	15,606	19%
Total vessel revenues	$103,876	100%	$80,993	100%
Vessel operating costs:
Americas:
Crew costs	$11,252	40%	$10,594	40%
Repair and maintenance	2,627	9%	2,714	10%
Insurance	367	1%	200	1%
Fuel, lube and supplies	2,385	8%	1,774	7%
Other	2,196	8%	1,980	8%
	$18,827	66%	$17,262	66%
Middle East/Asia Pacific:
Crew costs	$9,253	37%	$9,639	39%
Repair and maintenance	2,408	10%	2,659	11%
Insurance	351	1%	(224)	(1)%
Fuel, lube and supplies	1,664	7%	1,569	6%
Other	2,879	11%	2,959	12%
	$16,555	66%	$16,602	68%
Europe/Mediterranean:
Crew costs	$12,003	50%	$9,022	61%
Repair and maintenance	2,106	9%	1,673	11%
Insurance	309	1%	299	2%
Fuel, lube and supplies	1,077	5%	759	5%
Other	2,026	8%	1,707	12%
	$17,521	73%	$13,460	91%
West Africa:
Crew costs	$8,329	32%	$5,907	38%
Repair and maintenance	2,320	9%	2,391	15%
Insurance	357	1%	348	2%
Fuel, lube and supplies	1,950	7%	1,758	11%
Other	2,652	10%	3,292	21%
	$15,608	59%	$13,696	88%
Vessel operating costs:
Crew costs	$40,837	39%	$35,162	43%
Repair and maintenance	9,461	9%	9,437	12%
Insurance	1,384	1%	623	1%
Fuel, lube and supplies	7,076	7%	5,860	7%
Other	9,753	9%	9,938	12%
Total vessel operating costs	$68,511	66%	$61,020	75%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three months ended March 31, 2022 and 2021:

(In Thousands)	Three Months Ended
	March 31, 2022		March 31, 2021
Segment general and administrative expenses:
Americas	$2,583	9%	$2,605	10%
Middle East/Asia Pacific	2,015	8%	2,785	11%
Europe/Mediterranean	2,065	9%	1,827	12%
West Africa	1,834	7%	2,107	14%
Total segment general and administrative expenses	$8,497	8%	$9,324	12%

The following table presents segment and total depreciation and amortization expense and the related segment and total vessel depreciation and amortization expense as a percentage of segment and total vessel revenues for the three months ended March 31, 2022 and 2021:

(In Thousands)	Three Months Ended
	March 31, 2022		March 31, 2021
Segment depreciation and amortization expense:
Americas	$7,116	25%	$8,007	31%
Middle East/Asia Pacific	6,255	25%	6,880	28%
Europe/Mediterranean	6,762	28%	7,484	51%
West Africa	5,741	22%	6,570	42%
Total segment depreciation and amortization expense	$25,874	25%	$28,941	36%

The following table compares operating loss and other components of loss and its related percentage of total revenue for the three months ended March 31, 2022 and 2021:

(In Thousands)	Three Months Ended
	March 31, 2022		March 31, 2021
Vessel operating profit (loss):
Americas	$(82)	0%	$(1,651)	(2)%
Middle East/Asia Pacific	290	0%	(1,853)	(2)%
Europe/Mediterranean	(2,429)	(2)%	(8,021)	(10)%
West Africa	3,215	3%	(6,767)	(8)%
Other operating profit	1,492	1%	1,444	2%
	2,486	2%	(16,848)	(20)%

Corporate expenses	(10,503)	(10)%	(7,505)	(9)%
Gain (loss) on asset dispositions, net	207	0%	(1,948)	(2)%
Long-lived asset impairment credit	500	1%	—	0%
Operating loss	$(7,310)	(7)%	$(26,301)	(31)%

Results for three months ended March 31, 2022 compared to March 31, 2021

Americas Segment Operations.  Vessel revenues in the Americas segment increased 8.5%, or $2.2 million, during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. This increase is primarily the result of a 30.6% increase in average day rates largely due the demand recovery with higher crude oil prices and the end of COVID-19 restrictions. This increase was offset by a decrease in average utilization from 87.9% in the first quarter of 2021 to 75.5% in the first quarter of 2022 due to vessels in drydock and a one vessel decrease in average active vessels.

Vessel operating loss for the Americas segment for the quarter ended March 31, 2022 was $0.1 million, compared to a $1.7 million operating loss for the quarter ended March 31, 2021. The decrease in operating loss was largely due to the increase in revenue and a $0.9 million decrease in depreciation and amortization partially offset by a $1.6 million increase in operating expenses, resulting mainly from reactivation costs. The decrease in depreciation and amortization was attributable to lower amortization of deferred drydock costs. General and administrative costs remained the same.

Middle East/Asia Pacific Segment Operations.  Vessel revenues in the Middle East/Asia Pacific segment increased 2.9%, or $0.7 million, during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. Active utilization for the quarter ended March 31, 2022 increased to 85.7% from 84.0% and average day rates increased 1.0%. Average active vessels remained the same.

The Middle East/Asia Pacific segment reported an operating profit of $0.3 million for the quarter ended March 31, 2022, compared to an operating loss of $1.9 million for the quarter ended March 31, 2021 primarily due to the increase in revenue, a $0.6 million decrease in depreciation and amortization due to lower amortization of deferred drydock costs, and a $0.8 million decrease in general and administrative primarily due to bad debt expense incurred in 2021. The pandemic downturn did not significantly impact this segment’s operations.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 62.2%, or $9.2 million, during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. The increased revenue was attributable to seven more average active vessels combined with higher average day rates and higher active utilization. Active utilization increased from 81.3% to 91.3% and average day rates increased 1.4%.

The Europe/Mediterranean segment reported an operating loss of $2.4 million for the quarter ended March 31, 2022, compared to an operating loss of $8.0 million for the quarter ended March 31, 2021. The lower operating loss was due to $4.1 million in higher operating costs associated with the increase in average vessels and a $0.2 million increase in general and administrative costs. This was partially offset by higher revenue. Depreciation and amortization also decreased by $0.7 million due to lower total vessels related to transfers and vessel sales and lower drydock amortization.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 69.2% or $10.8 million, during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. The West Africa average active vessel fleet increased by nine vessels during the comparative periods. West Africa segment active utilization increased as well from 59.6% during the quarter ended March 31, 2021 to 79.1% during the quarter ended March 31, 2022. In addition, average day rates increased 1.4% due to the change in the mix of remaining contracts. The increases in revenue are almost entirely the result of higher demand caused by lessening restriction from the pandemic and the higher price of crude oil.

West Africa reported an operating profit of $3.2 million for the quarter ended March 31, 2022 compared to an operating loss of $6.8 million for the quarter ended March 31, 2021. The increase in operating results is largely due to the increase in revenue partially offset by $1.9 million in higher operating costs primarily related to the increase in average active vessels. In addition, general and administrative costs decreased by $0.3 million due to lower personnel costs and depreciation and amortization decreased by $0.8 million due largely to vessels designated to assets held for sale and lower drydock amortization.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but do not include vessels owned by joint ventures (one and three vessels at both March 31, 2022 and 2021, respectively). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
SEGMENT STATISTICS:
Americas fleet:
Utilization	60.7%	61.1%
Active utilization	75.5%	87.9%
Average vessel day rates	$15,501	$11,865
Average total vessels	34	40
Average stacked vessels	(7)	(12)
Average active vessels	27	28

Middle East/Asia Pacific fleet:
Utilization	85.1%	77.9%
Active utilization	85.7%	84.0%
Average vessel day rates	$8,589	$8,506
Average total vessels	38	41
Average stacked vessels	—	(3)
Average active vessels	38	38

Europe/Mediterranean fleet:
Utilization	77.8%	44.7%
Active utilization	91.3%	81.3%
Average vessel day rates	$12,124	$11,960
Average total vessels	28	31
Average stacked vessels	(4)	(14)
Average active vessels	24	17

West Africa fleet:
Utilization	63.5%	34.1%
Active utilization	79.1%	59.6%
Average vessel day rates	$8,834	$8,711
Average total vessels	52	58
Average stacked vessels	(10)	(25)
Average active vessels	42	33

Worldwide fleet:
Utilization	70.9%	52.9%
Active utilization	82.5%	77.6%
Average vessel day rates	$10,687	$9,993
Average total vessels	152	170
Average stacked vessels	(21)	(54)
Average active vessels	131	116

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We also include our assets held for sale in stacked vessels as they continue to incur stacking related costs. We had 18 and 52 stacked vessels at March 31, 2022 and 2021, respectively. The decrease in stacked vessels is primarily attributable to vessel sales. We also reclassified three vessels in 2021 and one vessel in 2022 from assets held for sale to the active fleet. Total stacking costs included in vessel operating costs for the three months ended March 31, 2022 and 2021, were $1.4 million and $5.4 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales during the first three months of 2022 included five vessels that were classified as assets held for sale.

Liquidity, Capital Resources and Other Matters

As of March 31, 2022, we had $143.7 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations. The SPO acquisition closed in April 2022 and decreased our net cash position by $25.6 million, but is expected to increase our revenues and operating cash flows substantially post acquisition.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We also have a $25.0 million revolving credit facility which matures in 2026. No amounts have been drawn on this facility. As of March 31, 2022, we had $175.0 million of long-term debt on our consolidated balance sheet of which none is due until 2026. The 2026 Notes and the revolving credit facility contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants. Cash and cash equivalents, our revolving credit facility and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our liquidity requirements. In addition, we have available a “shelf” registration under which we may offer and sell up to $300.0 million of any combination of common stock, debt securities, depository shares, preferred stock or warrants from time to time in one or more classes or series or amounts, at prices and on terms that we will determine at the time of the offering. We also have an “at-the-market” offering registered with the SEC under which we may offer and sell shares of our common stock, having an aggregate offering proceeds of up to $30.0 million from time to time through the Agents acting as a sales agent or directly to the Agents acting as a principal. We expect to use the net proceeds from the sale of the securities covered by these offerings for general corporate purposes, which may include repayment or refinancing of indebtedness, working capital, capital expenditures, investments, additional acquisitions and other business opportunities.

Operating Activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2022 and 2021 was $(11.6) million and $5.7 million, respectively.

Net cash used in operations for the three months ended March 31, 2022 reflects a net loss of $12.3 million, which includes non-cash depreciation and amortization of $26.7 million and net gains on asset dispositions of $0.2 million. Combined changes in operating assets and liabilities used $13.4 million in cash, and cash paid for deferred drydock and survey costs was $12.6 million.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 and 2021, was $2.4 million and $9.8 million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2022 reflects the receipt of $4.6 million primarily related to the sale of five vessels. Additions to properties and equipment were comprised of approximately $0.6 million in capitalized upgrades to existing vessels and equipment and $0.6 million for other property and Information Technology equipment purchases and development work. We also purchased the 51% equity interest in Sonatide for $1.0 million, net of cash acquired.

Net cash provided by investing activities for the  three months ended March 31, 2021 primarily reflects the receipt of $11.0 million primarily related to the sale of six vessels. Additions to properties and equipment were comprised of approximately $0.8 million in capitalized upgrades to existing vessels and equipment and $0.4 million for other property and IT equipment purchases and development work.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $1.3 million and $27.3 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2022 included $0.3 million of debt issuance costs and $1.0 in taxes paid on share-based awards.

Net cash used in financing activities for the three months ended March 31, 2021 included $11.8 million of repurchases of the Secured Notes in open market transactions, $14.6 million of scheduled semiannual principal payments and prepayments on Troms offshore debt and $0.7 million of debt modification costs.

Contractual Obligations and Other Contingent Commitments

We did not have any material changes in our contractual obligations and commercial commitments since the end of fiscal year 2021. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our contractual obligations and other contingent commitments.

Application of Critical Accounting Policies and Estimates

Our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our Annual Report on Form 10-K for the year ended December 31, 2021, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (2) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended March 31, 2022 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Item 2 of Part I of this Quarterly Report on Form 10-Q, in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, and in the Current Report on Form 8-k, filed with the SEC on April 26, 2022.

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

2.5+	Share Purchase Agreement, dated as of March 9, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on March 10, 2022, File No. 1-6311).

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

4.1	Bond Terms for 8.5% Senior Secured Notes due 2026, dated November 16, 2021, by and among Tidewater Inc. and Nordic Trustee AS, as Bond Trustee and Security Agent (filed with the Commission as Exhibit 4.1 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.2	Credit Facility Agreement, dated November 16, 2021, by and among Tidewater Inc., DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, DNB Markets, Inc. as Bookrunner and Mandated Lead Arranger, and the lenders party thereto (filed with the Commission as Exhibit 4.2 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.3	Intercreditor Agreement, dated November 16, 2021, by and among Tidewater Inc., certain subsidiaries thereof, DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (filed with the Commission as Exhibit 4.3 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

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
10.3

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

+	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Tidewater agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 9, 2022	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)