Form 10-Q
period 2022-06-30
TIDEWATER INC
filed 2022-08-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 42,065,813 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 31, 2022.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$87,981	$149,037
Restricted cash	1,240	1,240
Trade and other receivables, less allowance for credit losses of $2,288 and $1,948 at June 30, 2022 and December 31, 2021, respectively	189,259	86,503
Due from affiliates, less allowance for credit losses of $12,215 and $72,456 at June 30, 2022 and December 31, 2021, respectively	—	70,134
Marine operating supplies	21,182	12,606
Assets held for sale	6,862	14,421
Prepaid expenses and other current assets	23,259	8,731
Total current assets	329,783	342,672
Net properties and equipment	838,612	688,040
Deferred drydocking and survey costs	53,661	40,734
Indemnification assets	30,269	—
Other assets	30,410	24,334
Total assets	$1,282,735	$1,095,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,537	$20,788
Accrued expenses	109,212	51,734
Due to affiliates	—	61,555
Other current liabilities	47,872	23,865
Total current liabilities	187,621	157,942
Long-term debt	168,279	167,885
Other liabilities	85,188	68,184

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 42,029,882 and 41,307,617 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	42	41
Additional paid-in capital	1,554,561	1,376,494
Accumulated deficit	(715,649)	(677,900)
Accumulated other comprehensive loss	1,763	2,668
Total stockholders’ equity	840,717	701,303
Noncontrolling interests	930	466
Total equity	841,647	701,769
Total liabilities and equity	$1,282,735	$1,095,780

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Vessel revenues	$162,175	$88,514	$266,051	$169,507
Other operating revenues	1,272	1,439	3,125	3,950
Total revenue	163,447	89,953	269,176	173,457
Costs and expenses:
Vessel operating costs	100,257	64,263	168,768	125,283
Costs of other operating revenues	483	581	844	1,648
General and administrative	27,804	16,787	46,021	32,830
Depreciation and amortization	31,766	28,549	58,423	58,276
Long-lived asset impairment credit	—	—	(500)	—
Affiliate credit loss impairment credit	—	(1,000)	—	(1,000)
Loss on asset dispositions, net	1,297	932	1,090	2,880
Total costs and expenses	161,607	110,112	274,646	219,917
Operating income (loss)	1,840	(20,159)	(5,470)	(46,460)
Other income (expense):
Foreign exchange gain (loss)	(1,881)	422	(935)	(428)
Equity in net earnings (losses) of unconsolidated companies	(244)	52	(244)	(1,797)
Interest income and other, net	349	8	3,835	31
Loss on warrants	(14,175)	—	(14,175)	—
Interest and other debt costs, net	(4,284)	(3,944)	(8,459)	(8,485)
Total other expense	(20,235)	(3,462)	(19,978)	(10,679)
Loss before income taxes	(18,395)	(23,621)	(25,448)	(57,139)
Income tax expense	6,619	6,026	11,837	8,035
Net loss	$(25,014)	$(29,647)	$(37,285)	$(65,174)
Net income (loss) attributable to noncontrolling interests	567	(185)	464	(397)
Net loss attributable to Tidewater Inc.	$(25,581)	$(29,462)	$(37,749)	$(64,777)
Basic loss per common share	$(0.61)	$(0.72)	$(0.91)	$(1.59)
Diluted loss per common share	$(0.61)	$(0.72)	$(0.91)	$(1.59)
Weighted average common shares outstanding	41,814	40,899	41,614	40,808
Adjusted weighted average common shares	41,814	40,899	41,614	40,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(25,014)	$(29,647)	$(37,285)	$(65,174)
Other comprehensive loss:
Unrealized loss on note receivable	(846)	—	(846)	—
Change in liability of pension plans	138	(207)	(59)	(278)
Total comprehensive loss	$(25,722)	$(29,854)	$(38,190)	$(65,452)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Operating activities:
Net loss	$(37,285)	$(65,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,287	36,694
Amortization of deferred drydocking and survey costs	18,136	21,582
Amortization of debt premium and discounts	765	1,986
Provision for deferred income taxes	145	648
Loss on asset dispositions, net	1,090	2,880
Gain on bargain purchase	(1,300)	—
Loss on debt extinguishment	—	59
Affiliate credit loss impairment credit	—	(1,000)
Long-lived asset impairment credit	(500)	—
Loss on warrants	14,175	—
Stock-based compensation expense	3,421	2,676
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(35,085)	22,394
Changes in due to/from affiliates, net	(20)	4,693
Accounts payable	8,072	(792)
Accrued expenses	2,354	(2,074)
Deferred drydocking and survey costs	(31,063)	(6,771)
Other, net	(16,419)	(7,234)
Net cash provided by (used in) operating activities	(33,227)	10,567
Cash flows from investing activities:
Proceeds from asset dispositions	8,163	29,560
Acquisitions, net of cash acquired	(29,525)	—
Additions to properties and equipment	(5,380)	(1,861)
Net cash provided by (used in) investing activities	(26,742)	27,699
Cash flows from financing activities:
Principal payments on long-term debt	—	(37,901)
Debt issuance and modification costs	(371)	(855)
Debt extinguishment premium	—	(59)
Tax on share-based awards	(2,176)	(758)
Net cash used in financing activities	(2,547)	(39,573)
Net change in cash, cash equivalents and restricted cash	(62,516)	(1,307)
Cash, cash equivalents and restricted cash at beginning of period	154,276	155,225
Cash, cash equivalents and restricted cash at end of period	$91,760	$153,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,626	$7,028
Income taxes	$9,330	$6,609
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$162,648	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$162,648	$—

Cash, cash equivalents and restricted cash at June 30, 2022 includes $2.5 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2022	$42	$1,376,934	$(690,068)	$2,471	$363	$689,742
Total comprehensive loss	—	—	(25,581)	(708)	567	(25,722)
SPO acquisition warrants	—	176,823	—	—	—	176,823
Amortization of share-based awards	—	804	—	—	—	804
Balance at June 30, 2022	$42	$1,554,561	$(715,649)	$1,763	$930	$841,647

Balance at March 31, 2021	$41	$1,372,846	$(584,246)	$(875)	$945	$788,711
Total comprehensive loss	—	—	(29,462)	(207)	(185)	(29,854)
Amortization of share-based awards	—	881	—	—	—	881
Balance at June 30, 2021	$41	$1,373,727	$(613,708)	$(1,082)	$760	$759,738

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2021	$41	$1,376,494	$(677,900)	$2,668	$466	$701,769
Total comprehensive loss	—	—	(37,749)	(905)	464	(38,190)
Issuance of common stock	1	(1)	—	—	—	—
SPO acquisition warrants	—	176,823	—	—	—	176,823
Amortization of share-based awards	—	1,245	—	—	—	1,245
Balance at June 30, 2022	$42	$1,554,561	$(715,649)	$1,763	$930	$841,647

Balance at December 31, 2020	$41	$1,371,809	$(548,931)	$(804)	$1,157	$823,272
Total comprehensive loss	—	—	(64,777)	(278)	(397)	(65,452)
Amortization of share-based awards	—	1,918	—	—	—	1,918
Balance at June 30, 2021	$41	$1,373,727	$(613,708)	$(1,082)	$760	$759,738

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Topic 805, Business Combinations, to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for annual and interim periods beginning after December 15, 2022 with early adoption permitted. We are currently evaluating the effect of the standard on our consolidated financial statements and related disclosures.

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

(3)	ACQUISITION OF SWIRE PACIFIC OFFSHORE HOLDINGS LTD

On April 22, 2022 (Merger Date), we acquired Swire Pacific Offshore Holdings Ltd., a limited company organized under the laws of Bermuda (SPO) which owns 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. On the Merger Date, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock. In addition, we paid $19.6 million in cash related to pre-closing working capital adjustments for a total consideration of $223.5 million. The cash portion of the purchase price is subject to customary post-closing adjustment mechanisms related to SPO’s closing date working capital, cash and indebtedness. Revenues and net earnings of SPO from the Merger Date through June 30, 2022 included in our consolidated statements of operations were $43.2 million and $5.3 million, respectively.

Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the Merger Date under the acquisition method of accounting. The fair value estimates below are subject to adjustment during the measurement period subsequent to the Merger Date, primarily consisting of the final valuation for various working capital items, tax and other liabilities existing on the Merger Date. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgments and assumptions. Adjustments might be made to these estimates during the measurement period and those adjustments could be material. The warrants issued in the acquisition were initially classified as liabilities subject to mark to market fair value adjustments but were reclassified to equity on June 24, 2022. See Note 6 for additional details.

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Merger Date and were as follows:

(In Thousands)

Assets
Cash	$33,152
Trade and other receivables	64,621
Marine operating supplies	5,122
Assets held for sale	2,500
Prepaid expenses and other current assets	5,232
Net properties and equipment	179,707
Indemnification assets (A)	32,279
Other assets	1,153
Total assets	323,766

Liabilities
Accounts payable	1,594
Accrued expenses	54,924
Other current liabilities	26,856
Other liabilities	16,886
Total liabilities	100,260

Net assets acquired	223,506

(A)	Consists primarily of tax liabilities existing at the Merger Date that are recorded in other current liabilities and other liabilities.

Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees totaling $7.2 million and $9.4 million for the three and six months ended June 30, 2022, respectively.

Property and equipment acquired in the business combination consisted primarily of offshore support vessels. We recorded property and equipment acquired at estimated fair value of approximately $179.7 million. The fair values of the offshore support vessels were estimated by applying both an income approach, using projected discounted cash flows, and a market approach. We estimate that the remaining useful lives for the vessels acquired fall in the range of one to 16 years, based on an original estimated useful life of 20 years. No goodwill was recognized in connection with this business combination.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2021. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) the reversal of any income or expense related to assets retained by the seller, Banyan Overseas Ltd., a limited company organized under the laws of Bermuda. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

(In Thousands)
		Period from
	Year ended	January 1, 2022
	December 31, 2021	to June 30, 2022

Revenues	$578,506	$336,275

Net loss	(143,509)	(38,808)

(4)	ALLOWANCE FOR CREDIT LOSSES

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

Activity in the allowance for credit losses for the six months ended June 30, 2022 is as follows:

	Trade	Due
(In Thousands)	and Other	from
	Receivables	Affiliates
Balance at January 1, 2022	$1,948	$72,456
Current period provision for expected credit losses	340	—
Acquisition of Sonatide joint venture (see Note 8)	—	(59,678)
Other	—	(563)
Balance at June 30, 2022	$2,288	$12,215

(5)	REVENUE RECOGNITION

Refer to Note 14 for the amount of revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2022, we had $2.7 million and $3.3 million of deferred mobilization costs included within prepaid expenses and other current assets and other assets, respectively.

At June 30, 2022, we have $1.6 million of deferred mobilization revenue, included within accrued expenses, related to unsatisfied performance obligations which will be recognized during the remainder of 2022 and 2023.

(6)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax, for the three and six months ended June 30, 2022 and 2021 are as follows:

(In Thousands)	Three Months Ended
	June 30, 2022	June 30, 2021
Balance at March 31, 2022 and 2021	$2,471	$(875)
Unrealized loss on note receivable	(846)	—
Pension benefits recognized in OCI	138	(207)
Balance at June 30, 2022 and 2021	$1,763	$(1,082)

(In Thousands)	Six Months Ended
	June 30, 2022	June 30, 2021
Balance at December 31, 2021 and 2020	$2,668	$(804)
Unrealized loss on note receivable	(846)	—
Pension benefits recognized in OCI	(59)	(278)
Balance at June 30, 2022 and 2021	$1,763	$(1,082)

Dilutive Equity Instruments

We had outstanding common shares, incremental "in-the-money" warrants, restricted stock units and stock options at June 30, 2022 and 2021, respectively, as follows:

Total shares outstanding including warrants, restricted stock units and stock options	June 30, 2022	June 30, 2021
Common shares outstanding	42,029,882	41,000,575
New creditor warrants (strike price $0.001 per common share)	395,401	639,354
GulfMark creditor warrants (strike price $0.01 per common share)	309,351	669,601
SPO acquisition warrants (strike price $0.001 per common share) (A)	8,100,000	—
Restricted stock units and stock options	1,627,083	1,623,635
Total	52,461,717	43,933,165

We also had “out-of-the-money” warrants outstanding exercisable for 5,923,399 shares of common stock at both June 30, 2022 and 2021. Included in these “out-of-the-money” warrants are Series A Warrants, Series B Warrants and GLF Equity Warrants which have exercise prices of $57.06, $62.28, and $100.00, respectively, and expire on various dates in 2023 and 2024. No warrants or restricted stock units, whether in the money or out of the money, are included in our loss per share calculations because the effect of such inclusion is antidilutive.

(A)	The Share Purchase Agreement for SPO included a provision under which the former parent of SPO agreed to indemnify us for certain liabilities and could settle these liabilities, at their option, with cash or SPO acquisition warrants. This provision caused the SPO acquisition warrants to be classified as liabilities which requires a mark to market valuation primarily based on the change in our share price at each reporting period. Absent this provision, the SPO acquisition warrants would have been classified as equity in our balance sheet with the value included in additional paid in capital. On June 24, 2022, we amended the Share Purchase Agreement revising the provision to require our consent to use the warrants to satisfy any indemnity liabilities. We recognized a loss associated with the mark to market adjustment on June 24, 2022 totaling $14.2 million based on the share price of $21.83 per share on June 24, 2022 compared to the Merger Date share price of $20.08 per share. The SPO acquisition warrants were reclassified from liabilities to additional paid in capital at the adjusted amount of $176.8 million.

(7)	INCOME TAXES

We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

Income tax expense for the three and six months ended June 30, 2022, reflects tax liabilities in various jurisdictions that are either based on revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2021, our balance sheet reflected approximately $202.8 million of net deferred tax assets prior to a valuation allowance analysis, with a valuation allowance of $204.9 million. As of June 30, 2022, we had net deferred tax assets of approximately $258.6 million prior to a valuation allowance analysis of $260.9 million. The net deferred tax assets amounts as of June 30, 2022 include $55.0 million of deferred tax assets from the SPO acquisition offset by a $55.0 million valuation allowance.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant business tax provisions, that would allow us to carry back net operating losses arising after 2017 to the five prior tax years. Considering the available carryback, in 2020, we recorded an income tax receivable tax totaling $6.9 million and we collected this receivable in the first quarter of 2021.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to March 2015. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(8)	AFFILIATES BALANCES

Sonatide (Angola)

Prior to 2022, we participated in a joint venture in Angola (Sonatide) where we owned 49% of the joint venture and our partner Sonangol Holdings, LDA (Sonangol) owned 51%. In January 2022, we acquired the 51% equity interest in Sonatide owned by Sonangol, pursuant to a Sale and Purchase Agreement between Sonangol and us for $11.2 million in cash. This acquisition gives us complete control of our operations in Angola.

The acquisition date was January 3, 2022 (Sonatide Merger Date). However, we used a convenience date of January 1, 2022 for the acquisition and have recorded activity from the beginning of the first quarter of 2022. Revenues of Sonatide from the Sonatide Merger Date included in our consolidated statements of operations were $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively. The net earnings of Sonatide were $0.2 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

The acquisition date fair value of the 49% equity interest in Sonatide held by us was zero and we did not recognize a significant gain or loss as a result of remeasuring to the fair value of our equity interest.

Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Sonatide Merger Date under the acquisition method of accounting. We have not finalized the fair values of the assets acquired and liabilities assumed. The fair value estimates below are subject to adjustment during the measurement period subsequent to the Sonatide Merger Date. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgments and assumptions. Adjustments might be made to these estimates during the measurement period and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Sonatide Merger Date and were as follows:

(In Thousands)

Assets
Current assets	$12,894
Net properties and equipment and other assets	2,908
Total assets	15,802
Liabilities
Current liabilities	283
Other liabilities	2,996
Total liabilities	3,279

Net assets acquired	11,223
Bargain purchase gain	$1,300

The bargain purchase gain of $1.3 million is included in our consolidated statement of operations for the six months ended June 30, 2022 under the caption “Interest income and other, net.” Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the year and six months ended December 31, 2021 and June 30, 2022, respectively.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2021. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) a reduction in commission expense previously payable to the joint venture which has been eliminated. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination. The pro forma revenues and net loss, assuming the acquisition had occurred on January 1, 2021, for the twelve months ended December 31, 2021 were $375.4 million and $129.2 million, respectively.

DTDW (Nigeria)

In previous years, we had substantial activity in Nigeria and conducted our business through a joint venture (DTDW). In 2020, we ceased operations in Nigeria, but have continued to maintain and manage residual receivable and payable balances. We own 40% of DTDW which owns one offshore service vessel. Our partner, who owns 60%, is a Nigerian national. In the second quarter of 2022, we entered into a netting arrangement with our partner allowing either partner to discharge their obligations by netting these amounts against sums owed by the other partner. In accordance with this agreement, we have the ability to net our due from affiliate balance against the due to affiliate balance on our consolidated balance sheet. The net due from balance equals the net due to balance at June 30, 2022 and, as a result, there is a net zero balance in our net due to due from accounts on our consolidated balance sheet.

(9)	EMPLOYEE BENEFIT PLANS

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

Supplemental Executive Retirement Plan

We also support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) which was closed to new participants during 2010. We contributed $0.8 million during each of the six months ended June 30, 2022 and 2021, respectively. We expect to contribute $0.8 million to the supplemental plan during the remainder of 2022. Our obligations under the supplemental plan were $22.5 million and $22.7 million at June 30, 2022 and  December 31, 2021, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pension Benefits:
Interest cost	$579	$543	$1,157	$1,086
Expected return on plan assets	(751)	(544)	(1,503)	(1,087)
Amortization of net actuarial losses	16	37	32	73
Net periodic pension cost (benefit)	$(156)	$36	$(314)	$72

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(10)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	June 30, 2022	December 31, 2021
Senior secured bonds:
8.50% Senior Secured Notes due November 2026 (A) (B)	$175,000	$175,000
Debt discount and issuance costs	(6,721)	(7,115)
Total long-term debt	$168,279	$167,885

(A)	As of June 30, 2022 and December 31, 2021 the fair value (Level 2) of the Senior Secured Notes was $178.7 million and $177.6 million, respectively.
(B)	The $1.2 million restricted cash on the condensed consolidated balance sheet at June 30, 2022, represents the pro rata amount due for our next semiannual interest payment obligation.

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

(12)	FAIR VALUE MEASUREMENTS

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven year 8.75% PEMEX corporate bonds (PEMEX Note). As part of this agreement, we are not allowed to sell the PEMEX Note for 90 days from issuance and have determined that it should be classified as “available for sale.” At June 30, 2022 we recorded a $0.8 million in mark-to-market loss in other comprehensive income. We disclose the fair value of our long-term debt in Note 10 and the fair value of our assets held for sale in Note 15.

(13)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of June 30, 2022, our property and equipment consist primarily of 187 active vessels, which excludes the nine vessels we have classified as held for sale, located around the world. As of  December 31, 2021, our property and equipment consisted primarily of 135 active vessels, which excluded 18 vessels classified as held for sale.

A summary of properties and equipment is as follows:

(In Thousands)
	June 30, 2022	December 31, 2021
Properties and equipment:
Vessels and related equipment	$1,078,120	$898,649
Other properties and equipment	30,239	19,625
	1,108,359	918,274
Less accumulated depreciation and amortization	269,747	230,234
Properties and equipment, net	$838,612	$688,040

A summary of accrued expenses is as follows:

(In Thousands)
	June 30, 2022	December 31, 2021
Payroll and related payables	$34,021	$18,627
Accrued vessel expenses	52,455	19,662
Accrued interest expense	1,859	1,859
Other accrued expenses	20,877	11,586
	$109,212	$51,734

A summary of other current liabilities is as follows:

(In Thousands)
	June 30, 2022	December 31, 2021
Taxes payable	$43,144	$18,977
Other	4,728	4,888
	$47,872	$23,865

A summary of other liabilities is as follows:

(In Thousands)
	June 30, 2022	December 31, 2021
Pension liabilities	$25,192	$26,872
Liability for uncertain tax positions	46,092	29,283
Other	13,904	12,029
	$85,188	$68,184

(14)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Segment Changes

In conjunction with the acquisition of SPO discussed in Note 3, the previous Middle East/Asia Pacific segment has been split into the Middle East segment and the Asia Pacific segment. Our previous operations in Southeast Asia and Australia, along with the legacy SPO operations in the Asia Pacific region, now form the new Asia Pacific segment. Our segment disclosures reflect the current segment alignment for all periods presented.

Each of our five operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and six months ended June 30, 2022 and 2021. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Vessel revenues:
Americas	$37,520	$23,481	$65,964	$49,705
Asia Pacific	16,362	4,870	21,259	8,442
Middle East	28,396	20,758	48,614	41,600
Europe/Mediterranean	32,475	22,467	56,394	37,216
West Africa	47,422	16,938	73,820	32,544
Other operating revenues	1,272	1,439	3,125	3,950
Total	$163,447	$89,953	$269,176	$173,457
Vessel operating profit (loss):
Americas	$5,930	$(4,940)	$5,848	$(6,591)
Asia Pacific	(899)	1,722	1,274	1,667
Middle East	(307)	(1,456)	(2,190)	(3,254)
Europe/Mediterranean	4,262	(1,986)	1,833	(10,007)
West Africa	9,270	(5,355)	12,485	(12,122)
Other operating profit	790	858	2,282	2,302
	19,046	(11,157)	21,532	(28,005)

Corporate expenses	(15,909)	(9,070)	(26,412)	(16,575)
Long-lived asset impairment credit	—	—	500	—
Affiliate credit loss impairment credit	—	1,000	—	1,000
Loss on asset dispositions, net	(1,297)	(932)	(1,090)	(2,880)
Operating income (loss)	$1,840	$(20,159)	$(5,470)	$(46,460)
Depreciation and amortization:
Americas	$7,503	$7,382	$14,619	$15,389
Asia Pacific	2,080	1,199	2,929	2,436
Middle East	6,421	5,322	11,827	10,965
Europe/Mediterranean	6,958	7,225	13,720	14,709
West Africa	8,002	6,580	13,743	13,150
Corporate	802	841	1,585	1,627
Total	$31,766	$28,549	$58,423	$58,276
Additions to properties and equipment:
Americas	$538	$—	$538	$—
Asia Pacific	19	(50)	19	(42)
Middle East	2,048	—	2,072	—
Europe/Mediterranean	169	287	445	593
West Africa	340	59	690	554
Corporate	1,037	369	1,616	756
Total	$4,151	$665	$5,380	$1,861

The following table provides a comparison of total assets at  June 30, 2022 and  December 31, 2021:

(In Thousands)
	June 30, 2022	December 31, 2021
Total assets:
Americas	$312,606	$278,394
Asia Pacific	141,841	28,564
Middle East	209,336	154,723
Europe/Mediterranean	285,910	293,760
West Africa	293,536	223,988
Corporate	39,506	116,351
	$1,282,735	$1,095,780

(15)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the six months ending June 30, 2022, we added one vessel from the SPO fleet to assets held for sale, sold or recycled nine of our vessels held for sale, and re-activated one vessel from assets held for sale back into the active fleet, leaving nine vessels valued at $6.9 million remaining in the held for sale account as of June 30, 2022. In addition, we sold no vessels from our active fleet in the six month period ending June 30, 2022. We sold eight vessels from assets held for sale and five vessels from our active fleet in the six month period ending June 30, 2021. The total vessel and other sales for the six month period ending June 30, 2022 contributed approximately $8.2 million in proceeds and we recognized a net $1.1 million loss on the dispositions. The vessel and other sales for the six month period ending June 30, 2021 contributed $29.4 million in proceeds and we recognized a $2.9 million net loss on the dispositions. One of the vessel sales in the second quarter of 2021, was to a third-party operator, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value of our assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while a searching for a buyer. We establish ranges that in many cases have scrap value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range. In addition, in conjunction with the reactivation of a vessel from assets held for sale to the active fleet in the first quarter of 2022 and the concurrent valuation of such vessel at its fair value, we recaptured $0.5 million of impairment charged to expense. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments. During the six months ended June 30, 2022 and 2021, we recorded no impairment related to assets held for sale.

The following table presents the activity in our asset held for sale account for the periods indicated:

(In Thousands, except number of vessels)	Three Months Ended
	Number of Vessels	June 30, 2022	Number of Vessels	June 30, 2021
Beginning balance	12	$8,591	20	$31,214
Additions	1	2,500	—	—
Sales	(4)	(4,229)	(5)	(11,000)
Transfers	—	—	(1)	(3,000)
Ending balance	9	$6,862	14	$17,214

(In Thousands, except number of vessels)	Six Months Ended
	Number of Vessels	June 30, 2022	Number of Vessels	June 30, 2021
Beginning balance	18	$14,421	23	$34,396
Additions	1	2,500	—	—
Sales	(9)	(8,559)	(8)	(14,182)
Transfers	(1)	(1,500)	(1)	(3,000)
Ending balance	9	$6,862	14	$17,214

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and future financial performance. Forward-looking statements are all statements other than statements of historical fact. All such forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, and our future results of operations could differ materially from our historical results or current expectations reflected by such forward-looking statements. Some of these risks and uncertainties include, without limitation, the risks related to fluctuations in worldwide energy demand and oil and natural gas prices, and levels of oil and natural gas prices including the levels to support offshore exploration and development activities; fleet additions by competitors and industry overcapacity; our limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; enforcement of laws related to the environment, labor and foreign corrupt practices; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; potential synergies and integration risks related to the SPO acquisition; and the resolution of pending legal proceedings.

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

At June 30, 2022, we owned 196 vessels with an average age of 11.3 years (excluding one joint venture vessel, but including five stacked vessels and nine vessels designated as assets held for sale) available to serve the global energy industry. We also have two vessels currently under construction. The average age of our 187 active vessels at June 30, 2022 is 11.1 years.

On April 22, 2022, we completed our previously disclosed acquisition of SPO and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock. In addition, we paid $19.6 million in cash related to pre-closing working capital adjustments. The cash portion of the purchase price is subject to customary post-closing adjustment mechanisms related to SPO’s closing date working capital, cash and indebtedness.

Objective

Our management’s discussion and analysis of financial condition and results of operations (MD&A) is designed to provide information about our financial condition and results of operations from management’s perspective. It includes relevant components of our financial condition and current and long-term liquidity. Primary revenue drivers include numbers of active vessels, active vessel utilization and average day rates. Our most significant operating cost drivers are generally personnel costs and repairs and maintenance. We discuss our liquidity in terms of cash flow that we generate from our operations. Our primary obligations are vessel operating costs including routine planned maintenance, general and administrative costs and long-term debt service. Our primary sources of capital have been our cash on hand, internally generated funds including operating cash flow, vessel sales and long-term debt financing. We also can issue stock or stock-based financial instruments either in the open market or as currency in acquisitions. This ability is impacted by existing market conditions. Our results are affected by the activity of our customers in the offshore oil and gas industry and the supply and demand dynamics associated with our vessels. Our objective is to discuss how all these factors have affected our historical results and, where applicable, how we expect these factors to impact our future results and future liquidity.

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

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, our newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies.

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

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC, and in recent times, OPEC + which is an expanded version of OPEC. Offshore oil and gas exploration and development activities have traditionally required higher oil or natural gas prices to justify the much higher expenditure levels and longer lead times from exploration to production associated with offshore activities compared to onshore activities. Oil and gas prices are subject to significant uncertainty, extreme price cycles and geopolitical risk, and, as a result, can be extremely volatile. In general, the industry considers crude oil pricing in excess of $50.0 per barrel to be required to initiate modest offshore development programs. Prices in excess of $75.0 per barrel are generally considered the level needed to support more robust offshore development and exploration programs. In late 2014 and 2015, oil prices declined significantly from levels of over $100.0 per barrel to less than $30.0 per barrel beginning an industry-wide downturn that lasted several years. Prices began to stabilize in the $50.0 to $60.0 per barrel range in 2019 and early 2020, suggesting a return to exploration and production activities for our customers. However, in the first quarter of 2020, the industry was severely impacted by a global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices. Oil prices declined severely in the second quarter of 2020, trading at below $20.0 per barrel. Oil prices recovered in 2021 to levels greater than experienced since 2018, and in the first half of 2022 have traded in a volatile range between $90.0 and $125.0 per barrel. Natural gas prices are also at historic highs.

In the first quarter of 2022, Russia invaded Ukraine, initiating a military conflict that continues. Russia is the most significant non-OPEC member of OPEC+ and is one of the largest producers of oil and natural gas in the world. It is also a primary supplier of natural gas to the European continent. Many European countries are members of the North Atlantic Treaty Organization (NATO), which also includes the United States. NATO countries have imposed sanctions on Russia in response to the invasion, which has disrupted oil markets and threatened supplies of natural gas to European customers. All of these factors are creating uncertainty in world economies and affecting commodity pricing.

Despite the price recovery, there are lingering effects of the 2014 downturn and the subsequent COVID-19 pandemic downturn in the activity levels of our customers. In addition, there has been recent pressure from certain shareholders and other stakeholders, including governmental entities, on our customers related to environmental, social and governance (ESG) factors. A possible impact of this pressure on our business could be a gradual move away from exploration and development of fossil fuels. Many of our large international customers have recently issued statements supporting changes in their future business plans to move toward a lower environmental impact which has, coupled with the lingering COVID-19 impact, effectively delayed the recovery in our business that would be expected with current commodity price levels. Further, as our customers have responded to pressure to return capital to shareholders in the wake of the 2014 downturn and subsequent industry challenges, they have increasingly shifted their capital allocation strategy from primarily new oil and gas production and reserve additions to a mix of returns to shareholders along with new oil and gas project development. The realistic expectation of a worldwide move towards more sustainable fuels for supplying energy includes the continued use of fossil fuels for some time to come. Despite the pressure to return capital to shareholders and the ongoing social pressure to move away from fossil fuels, our customers have started to expand exploration and development activities.

We are one of the world’s largest operators of offshore support vessels and we have operations in most of the world’s offshore oil and gas basins. We continue to believe that there will be sufficient opportunities for us to operate our vessels in this sector for many years to come. We have, however, also begun to seek and develop opportunities in the sustainability arena, including the support of offshore wind energy generation and the improvement of our fleet performance regarding emissions and environmental impact. There is current evidence of higher oil and gas demand which has resulted in increased commodity pricing and increased customer activity offshore. We are optimistic that our industry will experience a continued recovery over the coming years.

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations. We implemented various protocols for both onshore and offshore personnel in efforts to limit this impact. The effect on our business has included lockdowns of shipyards performing drydocks which delays vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and our year 2021 revenues by less than 3%. Our revenues for the six months ended June 30, 2022 were not significantly impacted. In addition, in the year ended December 31, 2021, and the six months ended June 30, 2022 we incurred approximately $7.0 million and $2.2 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations or delays. There may be additional cancellations or delays.

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

Our primary business is to support the fossil fuel industry. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. The primary source of energy in the world is fossil fuels. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the transition but also to continue to support the fossil fuel industry. We have begun to take measures to address the future of our company and our impact on climate change. Such measures include modifications to many of our vessels to reduce our carbon footprint (approximately $10.9 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of June 30, 2022); developing associations with alternative energy providers such as windfarms; and publication of a written sustainability report. We have also recently formed an ESG committee within our Board of Directors. We are in the early stages on most of these measures and continue to develop our strategies and solutions. The measures we undertake will continue to evolve in compliance with new regulations and in recognition of applicable new sustainable technologies.

The SEC has recently proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks.

The proposed rule changes would require a registrant to disclose information about (i) the registrant’s governance of climate-related risks and relevant risk management processes; (ii) how any climate-related risks identified by the registrant have had or are likely to have a material impact on its business and consolidated financial statements, which may manifest over the short-, medium-, or long-term; (iii) how any identified climate-related risks have affected or are likely to affect the registrant’s strategy, business model, and outlook; and (iv) the impact of climate-related events (severe weather events and other natural conditions) and transition activities on the line items of a registrant’s consolidated financial statements, as well as on the financial estimates and assumptions used in the financial statements.

For a detailed discussion of climate change and related governmental regulation, including associated risks and possible impact on our business, financial conditions and results of operations, please see "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

Segment Changes

In conjunction with the acquisition of SPO, the previous Middle East/Asia Pacific segment has been split into the Middle East segment and the Asia Pacific segment. Our previous operations in Southeast Asia and Australia, along with the legacy SPO operations in the Asia Pacific region, now form the new Asia Pacific segment. Our segment disclosures reflect the current segment alignment for all periods presented.

Each of our five operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

Results of Operations – Three Months Ended June 30, 2022 compared to June 30, 2021

Revenues for the quarters ended June 30, 2022 and 2021 were $163.4 million and $90.0 million, respectively. The $73.4 million increase in revenue is primarily due to the acquisition of 50 vessels in the SPO acquisition and to increases in utilization, average day rates and active vessels. Overall, we had 54 more average active vessels in the second quarter of 2022 than in the second quarter of 2021. Average day rates increased from $10,435 per day in 2021 to $12,544 in 2022. Active utilization increased from 78.4% in 2021 to 82.5% in 2022. The vessels acquired in the SPO acquisition accounted for 68% of the increase in average active vessels with an average day rate of $14,553 per day and average active utilization of 87.3%.

Vessel operating costs for the quarters ended June 30, 2022 and 2021 were $100.3 million and $64.3 million, respectively. The increase is primarily due to the increase in vessel activity, as we have 54 more active vessels in our fleet in the second quarter of 2022 compared to the second quarter of 2021 primarily due to the additional vessels from the SPO acquisition and also as a result of our continued recovery from the low vessel utilization levels caused by the pandemic and increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the quarters ended June 30, 2022 and 2021 were $31.8 million and $28.5 million, respectively, largely due to an increase in depreciation expense because of a higher vessel count resulting from the SPO acquisition partially offset by lower amortization of deferred drydock expenditures.

General and administrative expenses for the quarters ended June 30, 2022 and 2021 were $27.8 million and $16.8 million, respectively. The increase is primarily due to increased general and administrative costs associated with the Singapore and Dubai offices acquired in the SPO acquisition and professional fees and transaction costs related to the SPO acquisition which totaled $7.2 million for the quarter.

Included in loss on asset dispositions, net for the quarter ended June 30, 2022, are $1.3 million of net losses from the disposal of four vessels and other assets. During the quarter ended June 30, 2021, we recognized losses of $0.9 million related to the disposal of seven vessels and other assets. One of the vessel sales in 2021 was to a third-party operator, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

Interest expense for the quarters ended June 30, 2022 and 2021, was $4.3 million and $3.9 million, respectively. The increase reflects higher overall long-term debt balance and higher coupon rate on the Senior Secured Bonds issued in November 2021 compared to the Senior Secured Notes and Troms debt outstanding in the second quarter of 2021. The debt outstanding in 2021 was replaced by the Senior Secured Bonds in November 2021.

We recognized a $14.2 million loss to value the warrant liability at fair value on the date that we amended the SPO share purchase agreement to allow us to reclassify the warrants from liabilities to equity based on the difference in the Tidewater common stock price on amendment date and the acquisition date closing common stock price.

During the quarter ended June 30, 2022, we recognized foreign exchange losses of $1.9 million and during the quarter ended June 30, 2021 we recognized foreign exchange gains of $0.4 million.

The income tax expense for the three months ended June 30, 2022 was $6.6 million compared to an income tax expense of $6.0 million for the three months ending June 30, 2021. The tax expense for the three months ended June 30, 2022 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

Results of Operations – Six Months Ended June 30, 2022 compared to June 30, 2021

Revenues for the six months ended June 30, 2022 and 2021 were $269.2 million and $173.5 million, respectively. The $95.7 million increase in revenue is primarily due to the acquisition of 50 vessels in the SPO acquisition which closed on April 22, 2022 and to increases in utilization, average day rates and active vessels. Overall, we had 35 more average active vessels in the first six months of 2022 than in the first six months of 2021. Average day rates also increased from $10,219 per day in 2021 to $11,738 in 2022. Active utilization increased from 78.0% in 2021 to 82.5% in 2022. The vessels acquired in the SPO acquisition are included in our results from the acquisition date and accounted for 53% of the increase in average active vessels with an average day rate of $14,553 per day and average active utilization of 87.3%.

Vessel operating costs for the six months ended June 30, 2022 and 2021 were $168.8 million and $125.3 million, respectively. The increase is primarily due to the increase in vessel activity, as we have 35 more active vessels in our fleet in the first six months of 2022 compared to the first six months of 2021 primarily due to the additional vessels from the SPO acquisition and also as a result of our continued recovery from the low vessel utilization levels caused by the pandemic and the increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 were $58.4 million and $58.3 million, respectively. Depreciation expense only increased slightly because the higher vessel count from the SPO acquisition was largely offset by a decrease in amortization expense related to deferred drydock expenditures.

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $46.0 million and $32.8 million, respectively. The increase is primarily due to general and administrative costs associated with the Singapore and Dubai offices acquired in the SPO acquisition and professional fees and transaction costs related to the SPO acquisition which totaled $9.4 million for the six months ended June 30, 2022.

Included in loss on asset dispositions, net for the six months ended June 30, 2022, are $1.1 million of net losses from the disposal of nine vessels and other assets. During the six months ended June 30, 2021, we recognized losses of $2.9 million related to the disposal of 13 vessels and other assets. One of the vessel sales in 2021 was to a third-party operator, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

Long-lived asset impairment during the six months ended June 30, 2022 was $0.5 million credit related to recovery of impairment on a vessel reclassified from assets held for sale back to the active fleet. There was no long-lived asset impairment in the six months ended June 30, 2021.

In the first six months of 2021, we recognized $1.8 million in losses related to our interest in the Sonatide joint venture in Angola. On January 3, 2022, we acquired our partner’s 51% interest in Sonatide and ceased recording equity gains and losses.

Interest income and other, net was $3.8 million higher in the first six months of 2022 compared to the first six months of 2021. The 2022 income was primarily related to the $1.3 million bargain purchase gain on our acquisition of 51% of Sonatide and $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

We recognized a $14.2 million loss to value the warrant liability at fair value on the date that we amended the SPO share purchase agreement to allow us to reclassify the warrants from liabilities to equity based on the difference in the Tidewater common stock price on amendment date and the acquisition date closing common stock price.

During the six months ended June 30, 2022 and 2021, we recognized foreign exchange losses of $0.9 million and $0.4 million, respectively.

The income tax expense for the six months ended June 30, 2022 was $11.8 million compared to an income tax expense of $8.0 million for the six months ending June 30, 2021. The tax expense for the six months ended June 30, 2022 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Vessel revenues:
Americas	$37,520	23%	$23,481	27%	$65,964	25%	$49,705	29%
Asia Pacific	16,362	10%	4,870	6%	21,259	8%	8,442	5%
Middle East	28,396	18%	20,758	23%	48,614	18%	41,600	25%
Europe/Mediterranean	32,475	20%	22,467	25%	56,394	21%	37,216	22%
West Africa	47,422	29%	16,938	19%	73,820	28%	32,544	19%
Total vessel revenues	$162,175	100%	$88,514	100%	$266,051	100%	$169,507	100%
Vessel operating costs:
Americas:
Crew costs	$12,949	34%	$11,132	47%	$24,201	37%	$21,726	44%
Repair and maintenance	2,866	8%	2,192	9%	5,493	8%	4,906	10%
Insurance	248	1%	(30)	(0)%	615	1%	170	0%
Fuel, lube and supplies	2,326	6%	1,952	8%	4,711	7%	3,726	7%
Other	3,054	8%	2,972	13%	5,250	8%	4,952	10%
	$21,443	57%	$18,218	78%	$40,270	61%	$35,480	71%
Asia Pacific:
Crew costs	$8,138	50%	$801	16%	$8,926	42%	$1,651	20%
Repair and maintenance	945	6%	268	6%	1,229	6%	818	10%
Insurance	90	0%	(10)	(0)%	144	1%	30	0%
Fuel, lube and supplies	1,590	10%	205	4%	1,695	8%	615	7%
Other	1,176	7%	459	9%	1,598	7%	770	9%
	$11,939	73%	$1,723	35%	$13,592	64%	$3,884	46%
Middle East
Crew costs	$11,193	39%	$9,109	44%	$19,658	40%	$17,898	43%
Repair and maintenance	3,429	12%	2,364	11%	5,553	12%	4,473	11%
Insurance	325	1%	47	0%	622	1%	(217)	(1)%
Fuel, lube and supplies	2,700	10%	1,289	6%	4,259	9%	2,448	6%
Other	2,249	8%	2,233	11%	4,706	10%	4,881	12%
	$19,896	70%	$15,042	72%	$34,798	72%	$29,483	71%
Europe/Mediterranean:
Crew costs	$12,349	38%	$10,519	47%	$24,352	43%	$19,541	53%
Repair and maintenance	2,414	7%	2,244	10%	4,520	8%	3,917	11%
Insurance	307	1%	(131)	(1)%	616	1%	168	0%
Fuel, lube and supplies	1,740	5%	864	4%	2,817	5%	1,623	4%
Other	2,468	8%	1,803	8%	4,494	8%	3,510	9%
	$19,278	59%	$15,299	68%	$36,799	65%	$28,759	77%
West Africa:
Crew costs	$16,010	34%	$6,124	36%	$24,339	33%	$12,031	37%
Repair and maintenance	3,823	8%	2,466	15%	6,143	8%	4,857	15%
Insurance	396	1%	(13)	(0)%	753	1%	335	1%
Fuel, lube and supplies	3,165	6%	2,231	13%	5,115	7%	3,989	12%
Other	4,307	9%	3,173	19%	6,959	10%	6,465	20%
	$27,701	58%	$13,981	83%	$43,309	59%	$27,677	85%
Vessel operating costs:
Crew costs	$60,639	38%	$37,685	43%	$101,476	38%	$72,847	43%
Repair and maintenance	13,477	8%	9,534	11%	22,938	8%	18,971	11%
Insurance	1,366	1%	(137)	(0)%	2,750	1%	486	1%
Fuel, lube and supplies	11,521	7%	6,541	7%	18,597	7%	12,401	7%
Other	13,254	8%	10,640	12%	23,007	9%	20,578	12%
Total vessel operating costs	$100,257	62%	$64,263	73%	$168,768	63%	$125,283	74%

The following table presents general and administrative expenses in our four geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and six months ended June 30, 2022 and 2021:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Segment general and administrative expenses:
Americas	$2,644	7%	$2,822	12%	$5,227	8%	$5,427	11%
Asia Pacific	3,242	20%	226	5%	3,464	16%	455	5%
Middle East	2,386	8%	1,850	9%	4,179	9%	4,406	11%
Europe/Mediterranean	1,977	6%	1,928	9%	4,042	7%	3,755	10%
West Africa	2,449	5%	1,733	10%	4,283	6%	3,840	12%
Total segment general and administrative expenses	$12,698	8%	$8,559	10%	$21,195	8%	$17,883	11%

The following table presents segment and total depreciation and amortization expense and the related segment and total vessel depreciation and amortization expense as a percentage of segment and total vessel revenues for the three and six months ended June 30, 2022 and 2021:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Segment depreciation and amortization expense:
Americas	$7,503	20%	$7,382	31%	$14,619	22%	$15,389	31%
Asia Pacific	2,080	13%	1,199	25%	2,929	14%	2,436	29%
Middle East	6,421	23%	5,322	26%	11,827	24%	10,965	26%
Europe/Mediterranean	6,958	21%	7,225	32%	13,720	24%	14,709	40%
West Africa	8,002	17%	6,580	39%	13,743	19%	13,150	40%
Total segment depreciation and amortization expense	$30,964	19%	$27,708	31%	$56,838	21%	$56,649	33%

The following table compares operating income (loss) and other components of income (loss) and its related percentage of total revenue for the three and six months ended June 30, 2022 and 2021:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Vessel operating profit (loss):
Americas	$5,930	4%	$(4,940)	(5)%	$5,848	2%	$(6,591)	(4)%
Asia Pacific	(899)	(1)%	1,722	2%	1,274	0%	1,667	1%
Middle East	(307)	0%	(1,456)	(2)%	(2,190)	(1)%	(3,254)	(2)%
Europe/Mediterranean	4,262	3%	(1,986)	(2)%	1,833	1%	(10,007)	(6)%
West Africa	9,270	6%	(5,355)	(6)%	12,485	5%	(12,122)	(7)%
Other operating profit	790	0%	858	1%	2,282	1%	2,302	2%
	19,046	12%	(11,157)	(12)%	21,532	8%	(28,005)	(16)%

Corporate expenses	(15,909)	(10)%	(9,070)	(10)%	(26,412)	(10)%	(16,575)	(10)%
Gain (loss) on asset dispositions, net	(1,297)	(1)%	(932)	(1)%	(1,090)	0%	(2,880)	(2)%
Affiliate credit loss impairment credit	—	0%	1,000	1%	—	0%	1,000	1%
Long-lived asset impairment credit	—	0%	—	0%	500	0%	—	0%
Operating loss	$1,840	1%	$(20,159)	(22)%	$(5,470)	(2)%	$(46,460)	(27)%

Results for three months ended June 30, 2022 compared to June 30, 2021

Americas Segment Operations.  Vessel revenues in the Americas segment increased 59.8%, or $14.0 million, during the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. This increase is primarily the result of a 25.9% increase in average day rates largely due the demand recovery with higher crude oil prices and the reduction of COVID-19 restrictions and an increase in average utilization from 76.4% in the second quarter of 2021 to 86.8% in the second quarter of 2022. The SPO acquisition added one average vessel in the Americas segment that contributed 77.0% utilization, $15,226 average day rate and $0.7 million in revenue.

Vessel operating profit for the Americas segment for the quarter ended June 30, 2022 was $5.9 million, compared to a $4.9 million operating loss for the quarter ended June 30, 2021. The increase in operating profit was largely due to the increase in revenue partially offset by a $3.2 million increase in operating expenses, resulting mainly from reactivation costs and $0.8 million from the additional SPO vessel.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 236.0%, or $11.5 million, during the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. Average active vessels increased by 13, entirely as a result of the acquisition of SPO. Average day rates increased 28.4%.

The Asia Pacific segment reported an operating loss of $0.9 million for the quarter ended June 30, 2022, compared to a $1.7 million loss for the quarter ended June 30, 2021. The increase in revenue was offset by additional operating expenses of $10.2 million, general and administrative costs of $3.1 million, depreciation and amortization expense of $1.5 million, all as a result of the SPO acquisition.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 36.8%, or $7.6 million, during the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. Average active vessels increased by nine, with five average vessels added from the SPO acquisition that contributed $6.2 million in revenue. Active utilization for the quarter ended June 30, 2022 decreased to 80.8% from 86.8% but average day rates increased 15.5%.

The Middle East segment reported an operating loss of $0.3 million for the quarter ended June 30, 2022, compared to an operating loss of $1.5 million for the quarter ended June 30, 2021 as the increase in revenue was largely offset by a $4.9 million increase in operating costs ($2.7 million attributable to the acquired vessels), a $1.1 million increase in depreciation and amortization, and a $0.5 million increase in general and administrative costs. The increase in costs were primarily a result of the five average vessels acquired in the SPO acquisition and addition of the SPO Dubai office.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 44.5%, or $10.0 million, during the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. The increased revenue was attributable to four more average active vessels (one from the SPO acquisition, which had revenue of $1.8 million) combined with 21.3% higher average day rates. Active utilization decreased slightly from 90.6% to 88.1%.

The Europe/Mediterranean segment reported an operating profit of $4.3 million for the quarter ended June 30, 2022, compared to an operating loss of $2.0 million for the quarter ended June 30, 2021. The higher operating profit was due to the revenue increase offset by $4.0 million in higher operating costs associated with the increase in average vessels. The SPO vessel incurred $1.1 million in operating cost for the period. Depreciation and amortization also decreased by $0.3 million due to lower drydock amortization.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 180.0% or $30.5 million, during the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. The West Africa average active vessel fleet increased by 24 vessels (16 from the SPO acquisition) during the comparative periods. West Africa segment active utilization increased as well from 61.8% during the quarter ended June 30, 2021 to 82.9% during the quarter ended June 30, 2022. In addition, average day rates increased 25.8%. The increases in revenue are the result of the additional SPO vessels, which added $19.5 million in revenue and higher demand caused by reduced restrictions from the pandemic and the higher price of crude oil.

West Africa reported an operating profit of $9.3 million for the quarter ended June 30, 2022, compared to an operating loss of $5.4 million for the quarter ended June 30, 2021. The increase in operating results is largely due to the increase in revenue partially offset by $13.7 million ($11.9 million attributable to the acquired SPO vessels) in higher operating costs primarily related to the increase in average active vessels. In addition, general and administrative costs increased by $0.7 million due to additional costs associated with the SPO acquisition and our acquisition of the remaining 51% of the Angolan joint venture in January 2022. Depreciation and amortization increased by $1.4 million due largely to the addition of the SPO vessels.

Results for six months ended June 30, 2022 compared to June 30, 2021

Americas Segment Operations.  Vessel revenues in the Americas segment increased 32.7%, or $16.3 million, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase is primarily the result of a two average vessel increase and a 29.3% increase in average day rates largely due the demand recovery with higher crude oil prices and the reduction of COVID-19 restrictions. Average utilization decreased slightly from 82.4% in the first six months of 2021 to 81.4% in the first six months of 2022. The SPO acquisition added less than one average vessel in the Americas segment that contributed 77.0% utilization and a $15,226 average day rate. The additional vessel added $0.7 million to revenue.

Vessel operating profit for the Americas segment for the six months ended June 30, 2022 was $5.8 million, compared to a $6.6 million operating loss for the six months ended June 30, 2021. The increase in operating profit was largely due to the increase in revenue partially offset by a $4.8 million increase in operating expenses ($0.8 million from the additional SPO vessel), resulting mainly from reactivation costs. Depreciation and amortization decreased slightly due to lower amortization of deferred drydock costs.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 151.8%, or $12.8 million, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Average active vessels increased by seven, entirely as a result of the acquisition of SPO. Average day rates increased 25.4%. The vessels from the SPO acquisition added $15.0 million to revenue.

The Asia Pacific segment reported an operating profit of $1.3 million for the six months ended June 30, 2022, compared to $1.7 million for the six months ended June 30, 2021. The increase in revenue was offset by a $9.7 million increase in operating costs ($10.2 million increase attributable to SPO vessels), a $0.5 million increase in depreciation and amortization, and a $3.0 million increase in general and administrative costs primarily due to the addition of the SPO Singapore office.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 16.9%, or $7.0 million, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Average active vessels increased by four, with three vessels added from the SPO acquisition that added $6.2 million in revenue. Active utilization for the quarter ended June 30, 2022, decreased to 82.1% from 85.6% but average day rates increased 7.5%.

The Middle East segment reported an operating loss of $2.2 million for the six months ended June 30, 2022, compared to an operating loss of $3.3 million for the six months ended June 30, 2021 primarily due to the increase in revenue partially offset by a $5.3 million increase in operating costs ($2.7 million attributable to the acquired vessels) and a $0.9 million increase in depreciation and amortization.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 51.5%, or $19.2 million, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increased revenue was attributable to six more average active vessels (less than one from the SPO acquisition, which had revenue of $1.8 million) combined with higher average day rates and higher active utilization largely due the demand recovery with higher crude oil prices and the reduction of COVID-19 restrictions. Active utilization increased from 86.5% to 89.7% and average day rates increased 11.3%.

The Europe/Mediterranean segment reported an operating profit of $1.8 million for the six months ended June 30, 2022, compared to an operating loss of $10.0 million for the six months ended June 30, 2021. The improved results are from the increase in revenue partially offset by $8.0 million in higher operating costs associated with the increase in average vessels and a $0.3 million increase in general and administrative costs. The SPO vessel incurred $1.1 million in operating costs during the period. Depreciation and amortization decreased by $1.0 million due to lower drydock amortization.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 126.8%, or $41.3 million, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The West Africa average active vessel fleet increased by 16 vessels during the comparative periods. The SPO acquisition added eight vessels to the average vessel count and contributed $19.7 million in revenue. West Africa segment active utilization increased as well from 60.8% during the six months ended June 30, 2021 to 81.3% during the six months ended June 30, 2022. In addition, average day rates increased 15.7%. The increases in revenue are due to the addition of the SPO vessels, the higher demand caused by reduced restrictions from the pandemic and the higher price of crude oil.

West Africa reported an operating profit of $12.5 million for the six months ended June 30, 2022 compared to an operating loss of $12.1 million for the six months ended June 30, 2021. The increase in operating results is due to the increase in revenue partially offset by $15.6 million ($11.9 million attributable to the acquired SPO vessels) in higher operating costs primarily related to the increase in average active vessels. In addition, general and administrative costs increased by $0.4 million and depreciation and amortization increased by $0.6 million due largely to the addition of the SPO vessels.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but does not include vessels owned by joint ventures (one and three vessels at June 30, 2022 and 2021, respectively). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
SEGMENT STATISTICS:
Americas fleet:
Utilization	73.0%	51.0%	66.9%	56.1%
Active utilization	86.8%	76.4%	81.4%	82.4%
Average vessel day rates	$16,569	$13,162	$16,091	$12,444
Average total vessels	34	38	34	39
Average stacked vessels	(5)	(13)	(6)	(13)
Average active vessels	29	25	28	26

Asia Pacific fleet:
Utilization	67.9%	100.0%	74.3%	90.9%
Active utilization	70.4%	100.0%	76.4%	90.9%
Average vessel day rates	$13,748	$10,704	$12,864	$10,260
Average total vessels	19	5	12	5
Average stacked vessels	(1)	—	—	—
Average active vessels	18	5	12	5

Middle East fleet:
Utilization	80.8%	83.4%	81.8%	80.3%
Active utilization	80.8%	86.8%	82.1%	85.6%
Average vessel day rates	$9,490	$8,213	$8,887	$8,270
Average total vessels	41	33	37	35
Average stacked vessels	—	(1)	—	(2)
Average active vessels	41	32	37	33

Europe/Mediterranean fleet:
Utilization	82.8%	64.7%	80.3%	54.5%
Active utilization	88.1%	90.6%	89.7%	86.5%
Average vessel day rates	$15,776	$13,005	$13,989	$12,570
Average total vessels	27	29	28	30
Average stacked vessels	(2)	(8)	(3)	(11)
Average active vessels	25	21	25	19

West Africa fleet:
Utilization	72.7%	38.1%	68.7%	36.1%
Active utilization	82.9%	61.8%	81.3%	60.8%
Average vessel day rates	$10,721	$8,521	$9,960	$8,611
Average total vessels	67	57	60	58
Average stacked vessels	(8)	(22)	(9)	(23)
Average active vessels	59	35	51	35

Worldwide fleet:
Utilization	75.5%	57.0%	73.5%	55.0%
Active utilization	82.5%	78.4%	82.5%	78.0%
Average vessel day rates	$12,544	$10,435	$11,738	$10,219
Average total vessels	188	162	171	167
Average stacked vessels	(16)	(44)	(18)	(49)
Average active vessels	172	118	153	118

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We also include our assets held for sale in stacked vessels as they continue to incur stacking related costs. We had 14 (nine held for sale) and 40 (14 held for sale) stacked vessels at June 30, 2022 and 2021, respectively. The decrease in stacked vessels is attributable to vessel sales and reactivation of vessels. We also reclassified three vessels in 2021 and one vessel in 2022 from assets held for sale to the active fleet. Total stacking costs included in vessel operating costs for the three months ended June 30, 2022 and 2021, were $0.7 million and $3.8 million, respectively. Total stacking costs included in vessel operating costs for the six months ended June 30, 2022 and 2021, were $2.1 million and $9.2 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales during the first six months of 2022 included nine vessels that were classified as assets held for sale.

Liquidity, Capital Resources and Other Matters

As of June 30, 2022, we had $91.8 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations. The SPO acquisition closed in April 2022 and decreased our net cash position by $28.5 million.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility which matures in 2026. No amounts have been drawn on this facility. As of June 30, 2022, we had $175.0 million of long-term debt on our consolidated balance sheet of which none is due until 2026. The 2026 Senior Secured Notes and the revolving credit facility contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants. Cash and cash equivalents, our revolving credit facility and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our ongoing operational requirements. In addition, we have available a “shelf” registration under which we may offer and sell up to $300.0 million of any combination of common stock, debt securities, depository shares, preferred stock or warrants from time to time in one or more classes or series or amounts, at prices and on terms that we will determine at the time of the offering. We also have an “at-the-market” offering registered with the SEC under which we may offer and sell shares of our common stock, having an aggregate offering proceeds of up to $30.0 million from time to time through the agents acting as a sales agent or directly to the agents acting as a principals. We expect to use the net proceeds from the sale of the securities covered by these offerings for general corporate purposes, which may include repayment or refinancing of indebtedness, working capital, capital expenditures, investments, additional acquisitions and other business opportunities.

Operating Activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2022 and 2021 was $(33.2) million and $10.6 million, respectively.

Net cash used in operations for the six months ended June 30, 2022 reflects a net loss of $37.3 million, which includes non-cash depreciation and amortization of $58.4 million and net losses on asset dispositions of $1.1 million. Combined changes in operating assets and liabilities used $41.1 million in cash, and cash paid for deferred drydock and survey costs was $31.1 million.

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

Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2022 and 2021, was $(26.7) million and $27.7 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2022 reflects the payments of $29.5 million for the acquisitions of SPO and a 51% equity interest in Sonatide and the receipt of $8.2 million primarily related to the sale of nine vessels. Additions to properties and equipment were comprised of approximately $3.8 million in capitalized upgrades to existing vessels and equipment and $1.6 million for other property and Information Technology equipment purchases and development work.

Net cash provided by investing activities for the six months ended June 30, 2021 primarily reflects the receipt of $29.6 million primarily related to the sale of 13 vessels. Additions to properties and equipment were comprised of approximately $1.1 million in capitalized upgrades to existing vessels and equipment and $0.8 million for other property and IT equipment purchases and development work.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 and 2021 was $2.5 million and $39.6 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2022 included $0.3 million of debt issuance costs and $2.2 million in taxes paid on share-based awards.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended June 30, 2022 to the market risk disclosures contained in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

As discussed in Note 3 to our Consolidated Financial Statements herein, we completed the acquisition of SPO on April 22, 2022. We are in the process of assessing the internal controls of SPO as part of the post-close integration process but have excluded SPO from our assessment of internal control over financial reporting as of June 30, 2022. The total assets and revenues excluded from management's assessment represent 25% and 16%, respectively, of the total assets and revenues in the related consolidated financial statements as of June 30, 2022 and for the six months ended June 30, 2022.

Changes in Internal Control Over Financial Reporting

On April 22, 2022, we completed the acquisition of SPO. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of acquisition through June 30, 2022 and believes that the internal controls and procedures of the acquisition have a material effect on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of SPO into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for December 31, 2023.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note 11 of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

2.5+	Share Purchase Agreement, dated as of March 9, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on March 10, 2022, File No. 1-6311).

2.6*	Closing Agreement and Amendment to Share Purchase Agreement, dated April 22, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd.

2.7*	Second Amendment to Share Purchase Agreement, dated as of June 27, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd.

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

Exhibit Number	Description
10.1	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 to the company’s application for the qualification of indentures on Form T-3 filed on May 12, 2017, File No. 22-29043).

10.2	Creditor Warrant Agreement between Tidewater Inc., as Issuer and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent dated July 31, 2017 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on July 31, 2017, File No. 1-6311).

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

10.8	Registration Rights Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Banyan Overseas Limited (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.9*	First Amendment to Registration Rights Agreement, by and between Tidewater Inc. and Banyan Overseas Limited, dated as of June 27, 2022.

10.10	Warrant Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and American Stock Transfer & Trust Company, LLC (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.11	Transitional Trademark License Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Swire Pacific Limited (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.12	Transition Services Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Banyan Overseas Limited (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

+	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Tidewater agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 4, 2022	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)