Form 10-Q
period 2022-09-30
TIDEWATER INC
filed 2022-11-03
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 46,505,642 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 31, 2022.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$115,014	$149,037
Restricted cash	4,965	1,240
Trade and other receivables, less allowance for credit losses of $2,568 and $1,948 at September 30, 2022 and December 31, 2021, respectively	181,646	86,503
Due from affiliates, less allowance for credit losses of $11,642 and $72,456 at September 30, 2022 and December 31, 2021, respectively	—	70,134
Marine operating supplies	20,764	12,606
Assets held for sale	6,815	14,421
Prepaid expenses and other current assets	17,509	8,731
Total current assets	346,713	342,672
Net properties and equipment	815,990	688,040
Deferred drydocking and survey costs	57,877	40,734
Indemnification assets	30,117	—
Other assets	32,364	24,334
Total assets	$1,283,061	$1,095,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,829	$20,788
Accrued expenses	105,945	51,734
Due to affiliates	—	61,555
Other current liabilities	46,629	23,865
Total current liabilities	184,403	157,942
Long-term debt	168,649	167,885
Other liabilities	82,910	68,184

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 46,494,323 and 41,307,617 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	46	41
Additional paid-in capital	1,555,388	1,376,494
Accumulated deficit	(710,269)	(677,900)
Accumulated other comprehensive loss	1,474	2,668
Total stockholders’ equity	846,639	701,303
Noncontrolling interests	460	466
Total equity	847,099	701,769
Total liabilities and equity	$1,283,061	$1,095,780

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Vessel revenues	$190,247	$91,634	$456,298	$261,141
Other operating revenues	1,515	767	4,640	4,717
Total revenue	191,762	92,401	460,938	265,858
Costs and expenses:
Vessel operating costs	113,037	65,344	281,805	190,627
Costs of other operating revenues	592	355	1,436	2,003
General and administrative	27,267	18,045	73,288	50,875
Depreciation and amortization	30,856	27,980	89,279	86,256
Long-lived asset impairment and other	1,214	2,167	714	2,167
Affiliate credit loss impairment credit	—	—	—	(1,000)
(Gain) loss on asset dispositions, net	(264)	74	826	2,954
Total costs and expenses	172,702	113,965	447,348	333,882
Operating income (loss)	19,060	(21,564)	13,590	(68,024)
Other income (expense):
Foreign exchange loss	(3,997)	(523)	(4,932)	(951)
Equity in net earnings (losses) of unconsolidated companies	9	100	(235)	(1,697)
Interest income and other, net	581	148	4,416	179
Loss on warrants	—	—	(14,175)	—
Interest and other debt costs, net	(4,391)	(3,681)	(12,850)	(12,166)
Total other expense	(7,798)	(3,956)	(27,776)	(14,635)
Income (loss) before income taxes	11,262	(25,520)	(14,186)	(82,659)
Income tax expense	6,352	887	18,189	8,922
Net income (loss)	$4,910	$(26,407)	$(32,375)	$(91,581)
Net loss attributable to noncontrolling interests	(470)	(149)	(6)	(546)
Net income (loss) attributable to Tidewater Inc.	$5,380	$(26,258)	$(32,369)	$(91,035)
Basic income (loss) per common share	$0.12	$(0.64)	$(0.76)	$(2.22)
Diluted income (loss) per common share	$0.10	$(0.64)	$(0.76)	$(2.22)
Weighted average common shares outstanding	44,451	41,132	42,570	40,918
Dilutive effect of warrants, restricted stock units and stock options	7,069	—	—	—
Adjusted weighted average common shares	51,520	41,132	42,570	40,918

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$4,910	$(26,407)	$(32,375)	$(91,581)
Other comprehensive income (loss):
Unrealized loss on note receivable	(429)	—	(1,275)	—
Change in liability of pension plans	140	(207)	81	(485)
Total comprehensive income (loss)	$4,621	$(26,614)	$(33,569)	$(92,066)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Operating activities:
Net loss	$(32,375)	$(91,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,539	54,605
Amortization of deferred drydocking and survey costs	26,740	31,651
Amortization of debt premium and discounts	1,157	2,662
Provision for deferred income taxes	134	167
Loss on asset dispositions, net	826	2,954
Gain on bargain purchase	(1,300)	—
Loss on debt extinguishment	—	59
Affiliate credit loss impairment credit	—	(1,000)
Long-lived asset impairment and other	714	2,167
Loss on warrants	14,175	—
Stock-based compensation expense	5,344	4,199
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(30,301)	26,608
Changes in due to/from affiliates, net	(20)	1,210
Accounts payable	9,364	1,061
Accrued expenses	(913)	(473)
Deferred drydocking and survey costs	(43,883)	(17,388)
Other, net	(17,315)	(8,833)
Net cash provided by (used in) operating activities	(5,114)	8,068
Cash flows from investing activities:
Proceeds from asset dispositions	8,475	33,956
Acquisitions, net of cash acquired	(20,740)	—
Additions to properties and equipment	(11,708)	(2,583)
Net cash provided by (used in) investing activities	(23,973)	31,373
Cash flows from financing activities:
Proceeds from stock offering	70,630	—
Repurchase of SPO acquisition warrants	(70,630)	—
Principal payments on long-term debt	—	(39,259)
Debt issuance and modification costs	(393)	(855)
Debt extinguishment premium	—	(59)
Tax on share-based awards	(2,276)	(793)
Net cash used in financing activities	(2,669)	(40,966)
Net change in cash, cash equivalents and restricted cash	(31,756)	(1,525)
Cash, cash equivalents and restricted cash at beginning of period	154,276	155,225
Cash, cash equivalents and restricted cash at end of period	$122,520	$153,700

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,979	$10,083
Income taxes	$16,143	$14,735
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$162,648	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$162,648	$—
Repurchase of SPO acquisition warrants	$992	$—

Cash, cash equivalents and restricted cash at September 30, 2022 includes $2.5 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at June 30, 2022	$42	$1,554,561	$(715,649)	$1,763	$930	$841,647
Total comprehensive income (loss)	—	—	5,380	(289)	(470)	4,621
Issuance of common stock	4	72,253	—	—	—	72,257
Repurchase of SPO acquisition warrants	—	(73,249)	—	—	—	(73,249)
Amortization of share-based awards	—	1,823	—	—	—	1,823
Balance at September 30, 2022	$46	$1,555,388	$(710,269)	$1,474	$460	$847,099

Balance at June 30, 2021	$41	$1,373,727	$(613,708)	$(1,082)	$760	$759,738
Total comprehensive loss	—	—	(26,258)	(207)	(149)	(26,614)
Amortization of share-based awards	—	1,488	—	—	—	1,488
Balance at September 30, 2021	$41	$1,375,215	$(639,966)	$(1,289)	$611	$734,612

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2021	$41	$1,376,494	$(677,900)	$2,668	$466	$701,769
Total comprehensive loss	—	—	(32,369)	(1,194)	(6)	(33,569)
Issuance of common stock	5	72,252	—	—	—	72,257
SPO acquisition warrants	—	176,823	—	—	—	176,823
Repurchase of SPO acquisition warrants	—	(73,249)	—	—	—	(73,249)
Amortization of share-based awards	—	3,068	—	—	—	3,068
Balance at September 30, 2022	$46	$1,555,388	$(710,269)	$1,474	$460	$847,099

Balance at December 31, 2020	$41	$1,371,809	$(548,931)	$(804)	$1,157	$823,272
Total comprehensive loss	—	—	(91,035)	(485)	(546)	(92,066)
Amortization of share-based awards	—	3,406	—	—	—	3,406
Balance at September 30, 2021	$41	$1,375,215	$(639,966)	$(1,289)	$611	$734,612

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders' equity of Tidewater Inc., a Delaware corporation, and its consolidated subsidiaries, collectively referred to as the “company”, “Tidewater”, “we”, “our”, or “us”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all information and note disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial information reflects all normal recurring adjustments necessary to fairly state our results of operations, financial position and cash flows for the periods presented and are not indicative of the results that may be expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (SEC) on March 9, 2022 (2021 Annual Report).

Our financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all subsidiaries (entities in which we have a controlling financial interest), and all intercompany accounts and transactions have been eliminated. We use the equity method to account for equity investments over which we exercise significant influence but do not exercise control and are not the primary beneficiary. Unless otherwise specified, all per share information included in this document is on a diluted basis.

(2)	RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Disclosures of Supplier Finance Program Obligations, which requires disclosures about supplier finance programs including the nature of the program, activity during the period, changes from period to period and potential magnitude. The guidance is effective for annual periods beginning after December 15, 2022, with early adoption permitted, and most disclosures are applied retrospectively to each period in which a balance sheet is presented. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires disclosures about the types of government assistance that we received, our accounting for the governmental assistance and its effect on our financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted, and the disclosures can be applied either prospectively at the date of initial application or retrospectively. We will adopt this standard in the annual period ending December 31, 2022, and we are currently evaluating the effects on our disclosures.

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

In July 2021, the FASB issued ASU 2021-05, Lessors – Certain Leases with Variable Lease Payments, which amends Topic 842, Accounting for Leases, to require a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a Day 1 loss. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We adopted this standard on January 1, 2022, and it did not have a material impact on our consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU-2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We adopted this standard on January 1, 2022, and it did not have a material impact on our consolidated financial statements and related disclosures.

(3)	ACQUISITION OF SWIRE PACIFIC OFFSHORE HOLDINGS LTD

On April 22, 2022 (Closing Date), we acquired Swire Pacific Offshore Holdings Ltd., a limited company organized under the laws of Bermuda (SPO), which owns 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. On the Closing Date, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $10.9 million in cash ($19.6 million paid at closing less an $8.8 million post-closing working capital refund) related to pre-closing working capital adjustments for a total consideration of $215.5 million. Our consolidated statements of operations from the Closing Date through September 30, 2022, include SPO revenues and net earnings of $102.2 million and $13.0 million, respectively.

Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The fair value estimates below are subject to adjustment during the measurement period subsequent to the Closing Date, primarily consisting of the final valuation for various working capital items, tax and other liabilities existing on the Closing Date. During the third quarter of 2022, we agreed to a final working capital adjustment and received an $8.8 million refund which was $8.0 million higher than originally estimated in the provisional amounts we assigned to the SPO assets acquired and liabilities assumed. As a result, we reduced net properties and equipment and prepaid expenses and other current assets by $6.9 million and $1.1 million, respectively. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material. We initially classified the SPO acquisition warrants issued in the acquisition as liabilities subject to mark-to-market fair value adjustment, however in connection with an amendment to the acquisition agreement, we reclassified the warrants as equity on June 24, 2022. See Note 6 for additional details regarding the initial accounting for the SPO acquisition warrants and the accounting subsequent to the amendment.

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Closing Date and were as follows:

(In Thousands)

Assets
Cash	$33,152
Trade and other receivables	64,621
Marine operating supplies	5,122
Assets held for sale	2,500
Prepaid expenses and other current assets	4,174
Net properties and equipment	172,760
Indemnification assets (A)	32,279
Other assets	1,153
Total assets	315,761

Liabilities
Accounts payable	1,594
Accrued expenses	54,924
Other current liabilities	26,856
Other liabilities	16,886
Total liabilities	100,260

Net assets acquired	215,501

(A)	Consists primarily of tax liabilities existing at the Closing Date that are recorded in other current liabilities and other liabilities.

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, valuation and other professional fees totaling $3.4 million and $12.8 million for the three and nine months ended September 30, 2022, respectively.

Property and equipment acquired in the business combination consisted primarily of offshore support vessels. We recorded property and equipment acquired at estimated fair value of approximately $172.8 million. The fair values of the offshore support vessels were estimated by applying both an income approach, using projected discounted cash flows, and a market approach. We estimate that the remaining useful lives for the vessels acquired fall in the range of one to 16 years, based on an original estimated useful life of 20 years. No goodwill was recognized in connection with this business combination.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2021. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) the reversal of any income or expense related to assets retained by the seller and SPO’s former parent, Banyan Overseas Limited, a limited company organized under the laws of Bermuda (Banyan). The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

(In Thousands)
		Period from
	Year ended	January 1, 2022
	December 31, 2021	to September 30, 2022

Revenues	$578,506	$528,037

Net loss	(143,509)	(28,501)

(4)	ALLOWANCE FOR CREDIT LOSSES

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

Activity in the allowance for credit losses for the nine months ended September 30, 2022 is as follows:

	Trade	Due
(In Thousands)	and Other	from
	Receivables	Affiliates
Balance at January 1, 2022	$1,948	$72,456
Current period provision for expected credit losses	620	—
Acquisition of Sonatide joint venture (see Note 8)	—	(59,678)
Other	—	(1,136)
Balance at September 30, 2022	$2,568	$11,642

(5)	REVENUE RECOGNITION

See Note 14 for revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2022, we had $3.8 million of deferred mobilizations costs included within prepaid expenses and other current assets and $5.0 million of deferred mobilization costs included in other assets.

At September 30, 2022, we had $2.6 million of deferred mobilization revenue included within accrued expenses related to unsatisfied performance obligations that will be recognized during the remainder of 2022 and 2023. The amount of revenue recognized that relates to unsatisfied performance obligations for each of the nine-month periods ended September 30, 2022 and 2021, was $0.4 million and $0.2 million, respectively.

(6)	STOCKHOLDERS' EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

We have recently reported annual and quarterly losses from operations and have reported basic and diluted losses per share based on the actual average shares of common stock outstanding during the relevant period. For the quarter ended September 30, 2022, we reported net income from operations. Our fully diluted earnings per share for the three months ended September 30, 2022, is based on our weighted average common shares outstanding plus the common stock equivalent of our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	September 30, 2022	September 30, 2021
Balance at June 30, 2022 and 2021	$1,763	$(1,082)
Unrealized loss on note receivable	(429)	—
Pension benefits recognized in OCI	140	(207)
Balance at September 30, 2022 and 2021	$1,474	$(1,289)

(In Thousands)	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance at December 31, 2021 and 2020	$2,668	$(804)
Unrealized loss on note receivable	(1,275)	—
Pension benefits recognized in OCI	81	(485)
Balance at September 30, 2022 and 2021	$1,474	$(1,289)

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental "in-the-money" warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	September 30, 2022	September 30, 2021
Common shares outstanding	46,494,323	41,277,377
New creditor warrants (strike price $0.001 per common share)	119,215	635,663
GulfMark creditor warrants (strike price $0.01 per common share)	185,126	565,155
SPO acquisition warrants (strike price $0.001 per common share) (A) (B) (C)	4,003,299	—
Restricted stock units and stock options	1,619,132	1,447,957
Total	52,421,095	43,926,152

We also had “out-of-the-money” warrants outstanding exercisable for 5,923,399 shares of common stock at both September 30, 2022 and 2021. Included in these “out-of-the-money” warrants are Series A Warrants, exercise price of $57.06, expiring in July 2023, Series B Warrants, exercise price of $62.28, expiring in July 2023, and GLF Equity Warrants, exercise price of $100.00, expiring in November 2024. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings (loss) per share calculations if the effect of such inclusion is antidilutive.

(A)	The Share Purchase Agreement (SPA) to acquire SPO included a provision under which Banyan agreed to indemnify us for certain liabilities and could settle these liabilities, at their option, with cash or the surrender of SPO acquisition warrants. This provision caused the SPO acquisition warrants to be classified as liabilities, which requires a mark-to-market valuation primarily based on the change in our share price at each reporting period. Absent this provision, the SPO acquisition warrants would have been classified as equity in our balance sheet with the value included in additional paid in capital. On June 24, 2022, we amended the SPA (SPA Amendment) to require our consent before Banyan could surrender the SPO acquisition warrants to satisfy any indemnity liabilities. As such, on June 24, 2022, we reclassified the SPO acquisition warrants from liabilities to additional paid in capital, at the adjusted amount of $176.8 million, and recognized a non-cash loss totaling $14.2 million due to the mark-to-market adjustment of the SPO acquisition warrants, calculated using the closing share price of our common stock on June 24, 2022 of $21.83, less the closing share price of our common stock of $20.08 on the SPO Closing Date.
(B)	Under the indemnification provisions of the SPA and the SPA Amendment, Banyan requested that we allow them to settle approximately $1.0 million in indemnified liabilities by surrendering the equivalent value in SPO acquisition warrants. We granted Banyan’s request, and during the third quarter of 2022, settled the agreed upon indemnification liability in exchange for the surrender of 48,701 SPO acquisition warrants that we subsequently cancelled.
(C)	During the third quarter of 2022, Banyan requested and we agreed to undergo a public stock offering to facilitate the Company’s redemption of a portion of the SPO acquisition warrants. On August 12, 2022, we completed a registered public offering for 4,048,000 shares of our common stock at an offering price of $17.85 per share (the Offering), resulting in gross proceeds, before underwriting and offering expenses, of approximately $72.3 million. The offering was conducted pursuant to our Registration Statement on Form S-3, File No. 333-234686, including a prospectus relating to our shelf securities dated July 20, 2021, as supplemented by the preliminary and final prospectus supplements relating to the Offering, dated August 9, 2022, filed with the SEC. We used the net proceeds from the Offering, totaling $70.6 million (after expenses), to redeem from Banyan 4,048,000 SPO acquisition warrants, which we subsequently cancelled.

(7)	INCOME TAXES

Income tax rates and taxation systems in the jurisdictions where we and our subsidiaries conduct business vary and our subsidiaries are frequently subjected to minimum taxation regimes. In some jurisdictions, tax liabilities are based on gross revenues, statutory deemed profits or other factors, rather than on net income. We use a discrete effective tax rate method to calculate taxes for interim periods instead of applying the annual effective tax rate to an estimate of the full fiscal year due to the level of volatility and unpredictability of earnings in our industry, both overall and by jurisdiction.

For the three and nine months ended September 30, 2022, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2021, our balance sheet reflected approximately $202.8 million of net deferred tax assets prior to a valuation allowance of $204.9 million. As of September 30, 2022, we had net deferred tax assets of approximately $252.1 million prior to a valuation allowance of $254.3 million. The net deferred tax assets amounts as of September 30, 2022 include $51.0 million of deferred tax assets from the SPO acquisition offset by a valuation allowance of $51.0 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act includes several significant business tax provisions that would allow us to carry back net operating losses arising after 2017 to the five prior tax years. Considering the available carryback, we recorded an income tax receivable tax totaling $6.9 million in 2020 and we collected this receivable in 2021.

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income for tax years beginning after December 31, 2022. We currently are not expecting the IRA to have a material adverse impact to our financial statements.

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

Sonatide (Angola)

Prior to 2022, we participated in a joint venture in Angola (Sonatide) where we owned 49% of the joint venture and our partner Sonangol Holdings, LDA (Sonangol) owned 51%. In January 2022, we acquired the 51% equity interest in Sonatide owned by Sonangol, pursuant to a Sale and Purchase Agreement between Sonangol and us for $11.2 million in cash. This acquisition gave us complete control of our operations in Angola.

The acquisition date was January 3, 2022 (Sonatide Closing Date). However, we used a convenience date of January 1, 2022 for the acquisition and have recorded activity from the beginning of the first quarter of 2022. Revenues of Sonatide from the Sonatide Closing Date included in our consolidated statements of operations were $0.3 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. The net losses of Sonatide were $0.5 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

The acquisition date fair value of the 49% equity interest in Sonatide held by us was zero and we did not recognize a significant gain or loss as a result of remeasuring to the fair value of our equity interest.

Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Sonatide Closing Date under the acquisition method of accounting. We have not finalized the fair values of the assets acquired and liabilities assumed. The fair value estimates below are subject to adjustment during the measurement period subsequent to the Sonatide Closing Date. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgments and assumptions. Adjustments might be made to these estimates during the measurement period and those adjustments could be material.

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Sonatide Closing Date and were as follows:

(In Thousands)

Assets
Current assets	$12,894
Net properties and equipment and other assets	2,908
Total assets	15,802
Liabilities
Current liabilities	283
Other liabilities	2,996
Total liabilities	3,279

Net assets acquired	11,223
Bargain purchase gain	$1,300

The bargain purchase gain of $1.3 million is included in our consolidated statement of operations for the nine months ended September 30, 2022 under the caption “Interest income and other, net.” Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the year and nine months ended December 31, 2021 and September 30, 2022, respectively.

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

DTDW (Nigeria)

In previous years, we had substantial activity in Nigeria and conducted our business through a joint venture (DTDW). In 2020, we ceased operations in Nigeria, but have continued to maintain and manage residual receivable and payable balances. We own 40% of DTDW which owns one offshore service vessel. Our partner, who owns 60%, is a Nigerian national. In the second quarter of 2022, we entered into a netting arrangement with our partner allowing either partner to discharge their obligations by netting these amounts against sums owed by the other partner. In accordance with this agreement, we have the ability to net our due from affiliate balance against the due to affiliate balance on our consolidated balance sheet. The net due from affiliate balance equals the net due to affiliate balance at September 30, 2022 and, as a result, there is a net zero balance in both the due to affiliate and the due from affiliate accounts on our consolidated balance sheet.

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

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $1.2 million to the supplemental plan during each of the nine months ended September 30, 2022 and 2021, respectively, and expect to contribute $0.4 million during the remainder of 2022. Our obligations under the supplemental plan were $22.3 million and $22.7 million at September 30, 2022 and  December 31, 2021, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pension Benefits:
Interest cost	$578	$543	$1,735	$1,086
Expected return on plan assets	(751)	(544)	(2,254)	(1,087)
Amortization of net actuarial losses	15	37	47	73
Net periodic pension cost (benefit)	$(158)	$36	$(472)	$72

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(10)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	September 30, 2022	December 31, 2021
Senior secured bonds:
8.50% Senior Secured Notes due November 2026 (A) (B)	$175,000	$175,000
Debt discount and issuance costs	(6,351)	(7,115)
Total long-term debt	$168,649	$167,885

(A)	As of September 30, 2022 and December 31, 2021, the fair value (Level 2) of the Senior Secured Notes was $173.4 million and $177.6 million, respectively.
(B)	The $5.0 million restricted cash on the condensed consolidated balance sheet at September 30, 2022, represents the pro rata amount due for our next semiannual interest payment obligation.

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

Legal Proceedings

We are named defendants or parties in certain lawsuits, claims or proceedings incidental to our business and involved from time to time as parties to governmental investigations or proceedings arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

(12)	FAIR VALUE MEASUREMENTS

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). The PEMEX Note is classified as “available for sale.” At June 30, 2022 we recorded a $0.8 million in mark-to-market loss in other comprehensive income. At September 30, 2022, the mark-to-market loss had increased by $0.5 million, to $1.3 million. The PEMEX Note mark-to-market valuations are considered to be Level 2. We disclose the fair value of our long-term debt (Level 2) in Note 10 and the fair value of our assets held for sale (Level 3) in Note 15.

(13)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of September 30, 2022, our property and equipment consist primarily of 187 active vessels, which excludes the 8 vessels we have classified as held for sale, located around the world. As of  December 31, 2021, our property and equipment consisted primarily of 135 active vessels, which excluded 18 vessels classified as held for sale.

A summary of properties and equipment is as follows:

(In Thousands)
	September 30, 2022	December 31, 2021
Properties and equipment:
Vessels and related equipment	$1,073,740	$898,649
Other properties and equipment	34,000	19,625
	1,107,740	918,274
Less accumulated depreciation and amortization	291,750	230,234
Properties and equipment, net	$815,990	$688,040

A summary of accrued expenses is as follows:

(In Thousands)
	September 30, 2022	December 31, 2021
Payroll and related payables	$34,521	$18,627
Accrued vessel expenses	45,794	19,662
Accrued interest expense	5,628	1,859
Other accrued expenses	20,002	11,586
	$105,945	$51,734

A summary of other current liabilities is as follows:

(In Thousands)
	September 30, 2022	December 31, 2021
Taxes payable	$38,564	$18,977
Other	8,065	4,888
	$46,629	$23,865

A summary of other liabilities is as follows:

(In Thousands)
	September 30, 2022	December 31, 2021
Pension liabilities	$24,152	$26,872
Liability for uncertain tax positions	45,497	29,283
Other	13,261	12,029
	$82,910	$68,184

(14)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Segment Changes

In conjunction with the acquisition of SPO (see Note 3), we split our Middle East/Asia Pacific segment into the Middle East segment and the Asia Pacific segment. Our previous operations in Southeast Asia and Australia, along with the legacy SPO operations in the Asia Pacific region, now form the new Asia Pacific segment. Our segment disclosures reflect the current segment alignment for all periods presented.

Each of our five operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and nine months ended September 30, 2022 and 2021. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Vessel revenues:
Americas	$39,122	$24,564	$105,086	$74,269
Asia Pacific	23,902	4,786	45,161	13,228
Middle East	31,186	20,847	79,800	62,447
Europe/Mediterranean	39,702	21,197	96,096	58,413
West Africa	56,335	20,240	130,155	52,784
Other operating revenues	1,515	767	4,640	4,717
Total	$191,762	$92,401	$460,938	$265,858
Vessel operating profit (loss):
Americas	$2,952	$(1,770)	$8,800	$(8,361)
Asia Pacific	3,260	1,357	4,534	3,023
Middle East	605	(2,070)	(1,585)	(5,323)
Europe/Mediterranean	13,137	(2,866)	14,970	(12,873)
West Africa	12,322	(3,724)	24,807	(15,846)
Other operating profit	922	412	3,204	2,714
	33,198	(8,661)	54,730	(36,666)

Corporate expenses	(13,188)	(10,662)	(39,600)	(27,237)
Long-lived asset impairment and other	(1,214)	(2,167)	(714)	(2,167)
Affiliate credit loss impairment credit	—	—	—	1,000
Gain (loss) on asset dispositions, net	264	(74)	(826)	(2,954)
Operating income (loss)	$19,060	$(21,564)	$13,590	$(68,024)
Depreciation and amortization:
Americas	$7,591	$7,290	$22,210	$22,679
Asia Pacific	1,518	1,059	4,447	3,495
Middle East	6,384	5,311	18,211	16,276
Europe/Mediterranean	6,792	6,834	20,512	21,543
West Africa	7,720	6,609	21,463	19,759
Corporate	851	877	2,436	2,504
Total	$30,856	$27,980	$89,279	$86,256
Additions to properties and equipment:
Americas	$2,386	$—	$2,924	$—
Asia Pacific	195	—	214	—
Middle East	862	—	2,934	(42)
Europe/Mediterranean	815	146	1,260	739
West Africa	772	99	1,462	653
Corporate	1,298	477	2,914	1,233
Total	$6,328	$722	$11,708	$2,583

The following table provides a comparison of total assets at  September 30, 2022 and  December 31, 2021:

(In Thousands)
	September 30, 2022	December 31, 2021
Total assets:
Americas	$308,973	$278,394
Asia Pacific	142,833	28,564
Middle East	196,034	154,723
Europe/Mediterranean	280,494	293,760
West Africa	294,735	223,988
Corporate	59,992	116,351
	$1,283,061	$1,095,780

(15)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the nine months ending September 30, 2022, we added one vessel from the SPO fleet to assets held for sale, sold or recycled ten of our vessels held for sale, and re-activated one vessel from assets held for sale back into the active fleet, leaving eight vessels valued at $6.8 million remaining in the held for sale account as of September 30, 2022. In addition, we sold no vessels from our active fleet in the nine-month period ending September 30, 2022. The total vessel and other sales for the nine-month period ending September 30, 2022 contributed approximately $8.5 million in proceeds and we recognized a net $0.8 million loss on the dispositions. In the nine-month period ending September 30, 2021, we added two vessels to assets held for sale, sold nine of our vessels held for sale, and re-activated two vessels from assets held for sale back into the active fleet. In addition, we sold 10 vessels from our active fleet in the nine-month period of 2021. The vessel and other sales for the nine-month period ending September 30, 2021 contributed $34.0 million in proceeds and we recognized a $3.0 million net loss on the dispositions. One of the active vessel sales in 2021, was to a third-party operator, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value of our assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and recycle yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while searching for a buyer. We establish ranges that in many cases have recycle value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range. In addition, in conjunction with the reactivation of a vessel from assets held for sale to the active fleet in the first quarter of 2022 and the concurrent valuation of such vessel at its fair value, we recaptured $0.5 million of impairment charged to expense. During the nine months ended September 30, 2021, we recorded $1.9 million in impairment related to assets held for sale and recaptured $1.7 million of impairment previously charged to expense related to a vessel reactivated to the active fleet. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

The following table presents the activity in our asset held for sale account for the periods indicated:

(In Thousands, except number of vessels)	Three Months Ended
	Number of Vessels	September 30, 2022	Number of Vessels	September 30, 2021
Beginning balance	9	$6,862	14	$17,214
Additions	—	—	2	4,089
Sales	(1)	(47)	(1)	(1,250)
Transfers	—	—	(1)	(250)
Impairment	—	—	—	(1,912)
Ending balance	8	$6,815	14	$17,891

(In Thousands, except number of vessels)	Nine Months Ended
	Number of Vessels	September 30, 2022	Number of Vessels	September 30, 2021
Beginning balance	18	$14,421	23	$34,396
Additions	1	2,500	2	4,089
Sales	(10)	(8,606)	(9)	(15,432)
Transfers	(1)	(1,500)	(2)	(3,250)
Impairment	—	—	—	(1,912)
Ending balance	8	$6,815	14	$17,891

We perform inventory counts and evaluate our inventory for obsolescence each year. We charged $1.2 million to impairment expense for obsolete marine service and vessel supplies and parts inventory for the three and nine months ended September 30, 2022 compared to $1.9 million for the three and nine months ended September 30, 2021. We consider our valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Quarterly Report on Form 10-Q, are not guarantees or assurances of future performance or events. Any forward-looking statements are based on our assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our 2021 Annual Report as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our 2021 Annual Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements.”

In this Quarterly Report on Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

Executive Summary

We are one of the most experienced international operators in the offshore energy industry with a history spanning over 65 years. Our vessels and associated vessel services provide support for all phases of offshore oil and natural gas exploration, field development and production as well as windfarm development and maintenance. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of other specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships.

On April 22, 2022, we completed our previously disclosed acquisition of SPO and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $10.9 million in cash ($19.6 million paid at closing less an $8.8 million post-closing working capital refund) related to pre-closing working capital adjustments for a total consideration of $215.5 million.

During the third quarter of 2022, Banyan requested and we agreed to undergo a public stock offering to facilitate the Company’s redemption of a portion of the SPO acquisition warrants. On August 12, 2022, we completed a registered public offering for 4,048,000 shares of our common stock at an offering price of $17.85 per share (the Offering), resulting in gross proceeds, before underwriting and offering expenses, of approximately $72.3 million. The offering was conducted pursuant to our Registration Statement on Form S-3, File No. 333-234686, including a prospectus relating to our shelf securities dated July 20, 2021, as supplemented by the preliminary and final prospectus supplements relating to the Offering, dated August 9, 2022, filed with the SEC. We used the net proceeds from the Offering, totaling $70.6 million (after expenses), to redeem from Banyan 4,048,000 SPO acquisition warrants, which we subsequently cancelled.

At September 30, 2022, we owned 195 vessels with an average age of 11.5 years (excluding one joint venture vessel, but including seven stacked vessels and eight vessels designated as assets held for sale) available to serve the global energy industry. We also have two vessels currently under construction. The average age of our 187 active vessels at September 30, 2022 was 11.3 years.

MD&A Objective and Principal Factors That Drive Our Results, Cash Flows and Liquidity

Our MD&A is designed to provide information about our financial condition and results of operations from management’s perspective.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on current and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce crude oil and natural gas reserves. Our objective throughout the MD&A is to discuss how these factors affected our historical results and, where applicable, how we expect these factors to impact our future results and future liquidity.

Our revenues in all segments are driven primarily by our active fleet size, active vessel utilization and day rates. Because a sizeable portion of our operating and depreciation costs do not change proportionally with changes in revenue, our operating profit is largely dependent on revenue levels.

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs, fuel, lube oil and supplies costs and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors impacting overall crew costs in all segments. In addition, our newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies.

Costs related to the recertification of vessels are deferred and amortized over 30 months on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated.

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

Fuel and lube costs can fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. We also incur vessel operating costs aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, training costs, satellite communication fees, agent fees, port fees and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-United States operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

We discuss our liquidity in terms of cash flow that we generate from our operations. Our primary sources of capital have been our cash on hand, internally generated funds including operating cash flow, vessel sales and long-term debt financing. From time to time, we also issue stock or stock-based financial instruments either in the open market or as currency in acquisitions. This ability is impacted by existing market conditions.

Industry Conditions and Outlook

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices. In addition, oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC, and in recent times, OPEC +, which is an expanded version of OPEC. Offshore oil and gas exploration and development activities have traditionally required higher oil or natural gas prices to justify the much higher expenditure levels and longer lead times from exploration to production associated with offshore activities compared to onshore activities. Oil and gas prices are subject to significant uncertainty, extreme price cycles and geopolitical risk, and, as a result, can be extremely volatile. In general, the industry considers crude oil pricing in excess of $50.0 per barrel to be required to initiate modest offshore development programs. Prices in excess of $75.0 per barrel are generally considered the level needed to support more robust offshore development and exploration programs. In late 2014 and 2015, oil prices declined significantly from levels of over $100.0 per barrel to less than $30.0 per barrel beginning an industry-wide downturn that lasted several years. Prices began to stabilize in the $50.0 to $60.0 per barrel range in 2019 and early 2020, suggesting a return to exploration and development activities for our customers. However, in the first quarter of 2020, the industry was severely impacted by the COVID-19 global pandemic (COVID-19) and the resulting loss of demand and decrease in oil prices. Oil prices declined severely in the second quarter of 2020, trading at below $20.0 per barrel. Oil prices recovered in 2021 to levels greater than experienced since 2018, and in the first half of 2022 have largely traded in a volatile range between $80.0 and $125.0 per barrel. Natural gas prices also have experienced record volatility in 2022.

Despite the price recovery, there are lingering effects of the 2014 downturn and the subsequent COVID-19 pandemic downturn in the activity levels of our customers. In addition, there has been recent pressure from certain shareholders and other stakeholders, including governmental entities, on our customers related to environmental, social and governance (ESG) factors. A possible impact of this pressure on our business could be a gradual move away from exploration and development of fossil fuels. Many of our large international customers have recently issued statements supporting changes in their future business plans to reduce their carbon footprint that, coupled with the lingering COVID-19 impact, has affected the recovery in our business that we would have expected based upon the increases in commodity prices. Further, as our customers have responded to pressure to return capital to shareholders in the wake of the 2014 downturn and subsequent industry challenges, they have increasingly shifted their capital allocation strategy away from primarily new upstream development investments to a mix of returns to shareholders and new upstream development investments.

During late 2021 and the first half of 2022, oil and natural gas prices have steadily increased primarily due to the decline in crude oil production capacity resulting from years of underinvestment and increased demand as the world’s economies recover from COVID-19 lockdowns. Further, during the first quarter of 2022, Russia invaded Ukraine, resulting in numerous sanctions being imposed on business and other activities in Russia and forcing Russia to re-route its oil exports to other regions. In response, Russia, a primary supplier of natural gas to the European continent, has limited or withdrawn its natural gas supply to many European countries, which led to record level natural gas prices during the third quarter. Then in early October 2022, OPEC+ members, including Saudi Arabia and Russia, announced their decision to cut oil production quotas. Simultaneously, the global economy is facing inflationary pressures, rising interest rates and fluctuations in global currencies. All of these geopolitical and economic factors are creating significant uncertainty in the energy markets and driving a global focus on energy independence and security.

Although our business is impacted by a number of macro factors, including those factors discussed here, which influence our outlook and expectations given the current volatile conditions in our industry, our fleet is currently close to full utilization and our day rates have increased in recent quarters. We are of the opinion that the underlying fundamentals, particularly energy source supply and demand, will support a multi-year increase in offshore upstream development spending. Our outlook expectations are based on the market as we see it today and subject to changing conditions in and impacting our industry.

Impact of COVID-19

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations. We implemented various protocols for both onshore and offshore personnel in efforts to limit this impact. The effect on our business has included lockdowns of shipyards performing drydocks which delays vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and our year 2021 revenues by less than 3%. Our revenues for the nine months ended September 30, 2022 were not significantly impacted. In addition, in the year ended December 31, 2021, and the nine months ended September 30, 2022 we incurred approximately $7.0 million and $2.3 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations or delays. These costs were primarily incurred in the first half of 2022, and indications are that these costs will be negligible for the remainder of 2022. Although there may be additional cancellations or delays, we do not expect COVID-19 to have a significant effect on our business going forward.

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

Our primary business is to support the fossil fuel industry, which is the primary source of energy in the world. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the energy transition, including an increased focus on natural gas, and at the same time continue to support the oil industry. We have started taking measures to address our impact on climate change, including modifying many of our vessels to reduce our carbon footprint (approximately $13.4 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of September 30, 2022); and providing support to offshore alternative energy providers, such as windfarms. In addition, during 2022 we published our second annual sustainability report and our Board of Directors formed an Environmental, Social and Governance Committee to oversee and support our ESG strategy, initiatives and reporting. We are in the early stages of our ESG implementation and we are committed to continuously consider, develop and implement our ESG strategy as applicable new regulations, business opportunities and sustainable technologies evolve.

In March 2022, the SEC proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks. We expect final rules to be published at some point in 2023.

For a detailed discussion of climate change and related governmental regulation, including associated risks and possible impact on our business, financial conditions and results of operations, please see "Risk Factors" in Item 1A of our 2021 Annual Report.

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

Results of Operations – Three Months Ended September 30, 2022 compared to September 30, 2021

Revenues for the quarters ended September 30, 2022 and 2021 were $191.8 million and $92.4 million, respectively. The $99.4 million increase in revenue is primarily due to the SPO acquisition of 49 active vessels and increases in utilization and average day rates across most of our vessel fleet. Overall, we had 62 more average active vessels in the third quarter of 2022 than in the third quarter of 2021. Average day rates increased by 32.3% from $10,288 per day in 2021 to $13,606 in 2022. Active utilization increased from 81.6% in 2021 to 83.7% in 2022. The vessels acquired in the SPO acquisition accounted for 77% of the increase in average active vessels with an average day rate of $14,505 per day and average active utilization of 91.1%. The SPO vessels added $58.4 million to revenue in the three months ended September 30, 2022.

Vessel operating costs for the quarters ended September 30, 2022 and 2021 were $113.0 million and $65.3 million, respectively. The increase is primarily due to the increase in vessel activity, as we have 62 more average active vessels in our fleet in the third quarter of 2022 compared to the third quarter of 2021 primarily because of the additional vessels from the SPO acquisition and also as a result of our continued recovery from the low vessel utilization levels caused by the pandemic and increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the quarters ended September 30, 2022 and 2021 were $30.9 million and $28.0 million, respectively, largely due to an increase in depreciation expense because of a higher vessel count resulting from the SPO acquisition partially offset by lower amortization of deferred drydock expenditures.

General and administrative expenses for the quarters ended September 30, 2022 and 2021 were $27.3 million and $18.0 million, respectively. The increase is primarily due to increased general and administrative costs associated with the Singapore and Dubai offices acquired in the SPO acquisition and professional fees and transaction costs (including severance costs) related to the SPO acquisition which totaled $4.3 million for the quarter.

Included in loss on asset dispositions, net for the quarter ended September 30, 2022, are $0.3 million of net gains from the disposal of one vessel and other assets. During the quarter ended September 30, 2021, we recognized losses of $0.1 million related to the disposal of six vessels and other assets.

Long-lived asset impairment and other for the quarter ended September 30, 2022, was $1.2 million related to obsolete marine service and vessel supplies and parts inventory. Long-lived asset impairment expense during the quarter ended September 30, 2021, was $2.2 million due to $1.9 million impairment of vessels designated as assets held for sale, offset by $1.7 million of recovered impairment of a vessel reactivated and added back to the active fleet from assets held for sale, and $1.9 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory.

Interest expense for the quarters ended September 30, 2022 and 2021, was $4.4 million and $3.7 million, respectively. The increase reflects higher overall long-term debt balance and higher coupon rate on the Senior Secured Bonds issued in November 2021 compared to the Senior Secured Notes and Troms debt outstanding in the third quarter of 2021. The debt outstanding in 2021 was replaced by the Senior Secured Bonds in November 2021.

During the quarter ended September 30, 2022, we recognized foreign exchange losses of $4.0 million due to the strengthening of the U.S. Dollar against other currencies. During the quarter ended September 30, 2021 we recognized foreign exchange losses of $0.5 million.

The income tax expense for the three months ended September 30, 2022 was $6.4 million compared to an income tax expense of $0.9 million for the three months ending September 30, 2021. The tax expense for the three months ended September 30, 2022 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a larger than expected tax liability.

Results of Operations – Nine Months Ended September 30, 2022 compared to September 30, 2021

Revenues for the nine months ended September 30, 2022 and 2021 were $460.9 million and $265.9 million, respectively. The $195.0 million increase in revenue is primarily due to the SPO acquisition of 49 active vessels which closed on April 22, 2022 and to increases in utilization and average day rates across most of our vessel fleet. Overall, we had 45 more average active vessels in the first nine months of 2022 than in the first nine months of 2021. Average day rates also increased by 21.5% from $10,243 per day in 2021 to $12,449 in 2022. Active utilization increased from 79.2% in 2021 to 83.0% in 2022. The vessels acquired in the SPO acquisition are included in our results from the acquisition date and accounted for 62% of the increase in average active vessels with an average day rate of $14,525 per day and average active utilization of 89.4%. The SPO vessels added $101.2 million to revenue in the nine months ended September 30, 2022.

Vessel operating costs for the nine months ended September 30, 2022 and 2021 were $281.8 million and $190.6 million, respectively. The increase is primarily due to the increase in vessel activity, as we have 45 more average active vessels in our fleet in the first nine months of 2022 compared to the first nine months of 2021 primarily due to the additional vessels from the SPO acquisition and also as a result of our continued recovery from the low vessel utilization levels caused by the pandemic and the increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 were $89.3 million and $86.3 million, respectively. Depreciation and amortization expense only increased slightly because the higher vessel count from the SPO acquisition was largely offset by a decrease in amortization expense related to deferred drydock expenditures.

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $73.3 million and $50.9 million, respectively. The increase is primarily due to general and administrative costs associated with the Singapore and Dubai offices acquired in the SPO acquisition and professional fees and transaction costs (including severance costs) related to the SPO acquisition which totaled $14.0 million for the nine months ended September 30, 2022.

Included in loss on asset dispositions, net for the nine months ended September 30, 2022, are $0.8 million of net losses from the disposal of ten vessels and other assets. During the nine months ended September 30, 2021, we recognized losses of $3.0 million related to the disposal of 19 vessels and other assets. One of the vessel sales in 2021 was to a third-party operator, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

Long-lived asset impairment and other during the nine months ended September 30, 2022 was $0.7 million consisting of $1.2 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory partially offset by a $0.5 million credit related to recovery of impairment on a vessel reclassified from assets held for sale back to the active fleet. Long-lived asset impairment, affiliate credit loss impairment expense and affiliate guarantee obligation during the nine months ended September 30, 2021, were a combined $1.2 million due to $1.9 million impairment of additional vessels designated as assets held for sale; offset by $1.7 million recovered impairment of a vessel reactivated and added back to the active fleet from assets held for sale; $1.9 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory; and a partial offset of $1.0 million affiliate credit loss impairment credit related to the valuation of our net receivables from our joint ventures in Africa.

In the first nine months of 2021, we recognized $1.7 million in losses related to our interest in the Sonatide joint venture in Angola. On January 3, 2022, we acquired our partner’s 51% interest in Sonatide and ceased recording equity gains and losses on this joint venture.

Interest expense for the nine months ended September 30, 2022 and 2021, was $12.9 million and $12.2 million, respectively. The increase reflects higher overall long-term debt balance and higher coupon rate on the Senior Secured Bonds issued in November 2021 compared to the Senior Secured Notes and Troms debt outstanding during the nine months ended September 30, 2021. The debt outstanding in 2021 was replaced by the Senior Secured Bonds in November 2021

Interest income and other, net was $4.2 million higher in the first nine months of 2022 compared to the first nine months of 2021. The 2022 income was primarily related to the $1.3 million bargain purchase gain on our acquisition of 51% of Sonatide and $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

For the nine months ended September 30, 2022, we recognized a $14.2 million loss associated with the mark-to-market adjustment of the SPO acquisition warrants, based on the difference in the Tidewater common stock price on June 24, 2022 and the acquisition date closing common stock price.

During the nine months ended September 30, 2022 and 2021, we recognized foreign exchange losses of $4.9 million and $1.0 million, respectively. The 2022 losses are attributable to the strengthening of the U.S. Dollar against other currencies.

The income tax expense for the nine months ended September 30, 2022 was $18.2 million compared to an income tax expense of $8.9 million for the nine months ending September 30, 2021. The tax expense for the nine months ended September 30, 2022 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a tax liability despite large consolidated pre-tax losses.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Vessel revenues:
Americas	$39,122	21%	$24,564	27%	$105,086	23%	$74,269	29%
Asia Pacific	23,902	12%	4,786	5%	45,161	10%	13,228	5%
Middle East	31,186	16%	20,847	23%	79,800	17%	62,447	24%
Europe/Mediterranean	39,702	21%	21,197	23%	96,096	21%	58,413	22%
West Africa	56,335	30%	20,240	22%	130,155	29%	52,784	20%
Total vessel revenues	$190,247	100%	$91,634	100%	$456,298	100%	$261,141	100%
Vessel operating costs:
Americas:
Crew costs	$16,080	41%	$8,535	35%	$40,281	38%	$30,261	41%
Repair and maintenance	3,594	9%	2,951	12%	9,087	9%	7,857	11%
Insurance	414	1%	219	1%	1,029	1%	389	1%
Fuel, lube and supplies	2,557	7%	2,028	8%	7,268	7%	5,754	8%
Other	3,090	8%	3,008	12%	8,340	8%	7,960	11%
	$25,735	66%	$16,741	68%	$66,005	63%	$52,221	70%
Asia Pacific:
Crew costs	$10,631	44%	$875	18%	$19,557	43%	$2,526	19%
Repair and maintenance	947	4%	552	12%	2,176	5%	1,369	10%
Insurance	189	1%	51	1%	333	1%	81	1%
Fuel, lube and supplies	1,145	5%	211	4%	2,840	6%	826	6%
Other	1,909	8%	500	10%	3,507	8%	1,269	10%
	$14,821	62%	$2,189	46%	$28,413	63%	$6,071	46%
Middle East
Crew costs	$12,814	41%	$9,075	44%	$32,472	41%	$26,973	43%
Repair and maintenance	3,441	11%	2,392	11%	8,994	11%	6,866	11%
Insurance	406	1%	9	0%	1,028	1%	(208)	(0)%
Fuel, lube and supplies	3,281	11%	1,536	7%	7,540	10%	3,984	6%
Other	1,804	6%	2,834	14%	6,510	8%	7,716	12%
	$21,746	70%	$15,846	76%	$56,544	71%	$45,331	73%
Europe/Mediterranean:
Crew costs	$12,347	31%	$10,541	50%	$36,699	38%	$30,082	51%
Repair and maintenance	1,652	4%	1,754	8%	6,172	7%	5,671	10%
Insurance	440	1%	208	1%	1,056	1%	376	1%
Fuel, lube and supplies	1,158	3%	846	4%	3,975	4%	2,469	4%
Other	2,170	6%	1,926	9%	6,664	7%	5,436	9%
	$17,767	45%	$15,275	72%	$54,566	57%	$44,034	75%
West Africa:
Crew costs	$19,317	34%	$6,583	33%	$43,656	34%	$18,614	35%
Repair and maintenance	3,910	7%	2,848	14%	10,053	8%	7,705	15%
Insurance	539	1%	325	2%	1,292	1%	660	1%
Fuel, lube and supplies	4,150	7%	2,130	10%	9,265	7%	6,119	11%
Other	5,052	9%	3,407	17%	12,011	9%	9,872	19%
	$32,968	58%	$15,293	76%	$76,277	59%	$42,970	81%
Vessel operating costs:
Crew costs	$71,189	37%	$35,609	39%	$172,665	38%	$108,456	42%
Repair and maintenance	13,544	7%	10,497	11%	36,482	8%	29,468	11%
Insurance	1,988	1%	812	1%	4,738	1%	1,298	1%
Fuel, lube and supplies	12,291	7%	6,751	7%	30,888	7%	19,152	7%
Other	14,025	7%	11,675	13%	37,032	8%	32,253	12%
Total vessel operating costs	$113,037	59%	$65,344	71%	$281,805	62%	$190,627	73%

The following table presents general and administrative expenses in our five geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the three and nine months ended September 30, 2022 and 2021:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Segment general and administrative expenses:
Americas	$2,844	7%	$2,301	9%	$8,071	8%	$7,728	10%
Asia Pacific	4,303	18%	182	4%	7,767	17%	638	5%
Middle East	2,451	8%	1,759	8%	6,630	8%	6,164	10%
Europe/Mediterranean	2,006	5%	1,954	9%	6,048	6%	5,709	10%
West Africa	3,325	6%	2,062	10%	7,608	6%	5,902	11%
Total segment general and administrative expenses	$14,929	8%	$8,258	9%	$36,124	8%	$26,141	10%

The following table presents segment and total depreciation and amortization expense and the related segment and total vessel depreciation and amortization expense as a percentage of segment and total vessel revenues for the three and nine months ended September 30, 2022 and 2021:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Segment depreciation and amortization expense:
Americas	$7,591	19%	$7,290	30%	$22,210	21%	$22,679	31%
Asia Pacific	1,518	6%	1,059	22%	4,447	10%	3,495	26%
Middle East	6,384	20%	5,311	25%	18,211	23%	16,276	26%
Europe/Mediterranean	6,792	17%	6,834	32%	20,512	21%	21,543	37%
West Africa	7,720	14%	6,609	33%	21,463	16%	19,759	37%
Total segment depreciation and amortization expense	$30,005	16%	$27,103	30%	$86,843	19%	$83,752	32%

The following table compares operating income (loss) and other components of income (loss) and its related percentage of total revenue for the three and nine months ended September 30, 2022 and 2021:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Vessel operating profit (loss):
Americas	$2,952	2%	$(1,770)	(2)%	$8,800	2%	$(8,361)	(3)%
Asia Pacific	3,260	2%	1,357	1%	4,534	1%	3,023	1%
Middle East	605	0%	(2,070)	(2)%	(1,585)	0%	(5,323)	(2)%
Europe/Mediterranean	13,137	7%	(2,866)	(3)%	14,970	3%	(12,873)	(5)%
West Africa	12,322	6%	(3,724)	(4)%	24,807	5%	(15,846)	(6)%
Other operating profit	922	0%	412	0%	3,204	1%	2,714	1%
	33,198	17%	(8,661)	(9)%	54,730	12%	(36,666)	(14)%

Corporate expenses	(13,188)	(7)%	(10,662)	(12)%	(39,600)	(9)%	(27,237)	(10)%
Gain (loss) on asset dispositions, net	264	0%	(74)	0%	(826)	0%	(2,954)	(1)%
Affiliate credit loss impairment credit	—	0%	—	0%	—	0%	1,000	0%
Long-lived asset impairment and other	(1,214)	0%	(2,167)	(2)%	(714)	0%	(2,167)	(1)%
Operating income (loss)	$19,060	10%	$(21,564)	(23)%	$13,590	3%	$(68,024)	(26)%

Results for three months ended September 30, 2022 compared to September 30, 2021

Americas Segment Operations.  Vessel revenues in the Americas segment increased 59.3%, or $14.6 million, during the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021. This increase is primarily the result of six additional average active vessels and a 23.0% increase in average day rates largely due to demand recovery with higher crude oil prices and the reduction of COVID-19 restrictions. Average utilization was unchanged. The SPO acquisition added one average vessel in the Americas segment that contributed 93.1% utilization, $21,054 average day rate and $2.4 million in revenue.

Vessel operating profit for the Americas segment for the quarter ended September 30, 2022 was $3.0 million, compared to a $1.8 million operating loss for the quarter ended September 30, 2021. The increase in operating profit was largely due to the increase in revenue partially offset by a $9.0 million increase in operating expenses, resulting mainly from six additional average active vessels and reactivation costs.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 399.4%, or $19.1 million, during the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021. Average active vessels increased by ten, entirely as a result of the acquisition of SPO. Average day rates increased 71.1% rising from $10,830 per day in the third quarter of 2021 to $18,530 in the third quarter of 2022. The SPO acquisition added 14 average vessels to the Asia Pacific segment and contributed 96.0% utilization, $19,332 average day rate and $23.9 million in revenue. The impact of the SPO vessels was slightly offset by a four average active vessel decrease in legacy Tidewater vessels from the segment due to contract completions. Average utilization for the segment decreased from 96.1% to 91.4%.

The Asia Pacific segment reported an operating profit of $3.3 million for the quarter ended September 30, 2022, compared to $1.4 million for the quarter ended September 30, 2021. The increase in revenue was offset by additional operating expenses of $12.6 million, general and administrative costs of $4.1 million, depreciation and amortization expense of $0.5 million, all as a result of the SPO acquisition.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 49.6%, or $10.3 million, during the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021. Average active vessels increased by ten, with six average active vessels added from the SPO acquisition that contributed $7.5 million in revenue. The SPO vessels achieved an average day rate of $13,418 and average active utilization of 95.5%. Overall, active utilization for the quarter ended September 30, 2022 decreased to 83.3% from 86.0% but average day rates increased 18.7%.

The Middle East segment reported an operating profit of $0.6 million for the quarter ended September 30, 2022, compared to an operating loss of $2.1 million for the quarter ended September 30, 2021 as the increase in revenue was largely offset by a $5.9 million increase in operating costs (primarily attributable to the acquired SPO vessels), a $1.1 million increase in depreciation and amortization, and a $0.7 million increase in general and administrative costs. The increase in costs were primarily a result of the six average active vessels acquired in the SPO acquisition and addition of the SPO Dubai office.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 87.3%, or $18.5 million, during the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021. The increased revenue was attributable to five more average active vessels (one from the SPO acquisition, which had revenue of $5.3 million) combined with 46.6% higher average day rates. Active utilization increased from 90.5% to 95.2%. The SPO vessel was 76.9% utilized in the third quarter of 2022 at an average day rate of $74,231.

The Europe/Mediterranean segment reported an operating profit of $13.1 million for the quarter ended September 30, 2022, compared to an operating loss of $2.9 million for the quarter ended September 30, 2021. The higher operating profit was due to the revenue increase offset by $2.5 million in higher operating costs associated with the increase in average vessels.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 178.3% or $36.1 million, during the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021. The West Africa average active vessel fleet increased by 31 vessels (26 from the SPO acquisition) during the comparative periods. West Africa segment active utilization increased as well from 71.3% during the quarter ended September 30, 2021 to 79.4% during the quarter ended September 30, 2022. In addition, average day rates increased 33.9%. The increases in revenue are the result of the SPO acquisition, which added $19.4 million in revenue and higher demand caused by reduced restrictions from the pandemic and the higher price of crude oil.

West Africa reported an operating profit of $12.3 million for the quarter ended September 30, 2022, compared to an operating loss of $3.7 million for the quarter ended September 30, 2021. The increase in operating results is largely due to the increase in revenue partially offset by $17.7 million in higher operating costs primarily related to the increase in average active vessels. In addition, general and administrative costs increased by $1.3 million due to additional costs associated with the SPO acquisition and our acquisition of the remaining 51% of the Angolan joint venture in January 2022. Depreciation and amortization increased by $1.1 million due largely to the SPO acquisition.

Results for nine months ended September 30, 2022 compared to September 30, 2021

Americas Segment Operations.  Vessel revenues in the Americas segment increased 41.5%, or $30.8 million, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase is primarily the result of a three average active vessel increase and a 27.5% increase in average day rates largely due the demand recovery with higher crude oil prices and the reduction of COVID-19 restrictions. Average utilization decreased slightly to 81.0%. The SPO acquisition added less than one average vessel in the Americas segment that contributed 87.7% utilization and a $19,349 average day rate. The additional vessel added $3.1 million to revenue.

Vessel operating profit for the Americas segment for the nine months ended September 30, 2022 was $8.8 million, compared to $8.4 million operating loss for the nine months ended September 30, 2021. The increase in operating profit was largely due to the increase in revenue partially offset by a $13.8 million increase in operating expenses resulting mainly from reactivation costs and the acquired SPO vessel. Depreciation and amortization decreased slightly due to lower amortization of deferred drydock costs.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 241.4%, or $31.9 million, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Average active vessels increased by eight, entirely as a result of the acquisition of SPO. Average day rates increased 46.7% rising from $10,459 per day in the first nine months of 2021 to $15,344 in the first nine months of 2022. The SPO acquisition added ten average active vessels to the Asia Pacific segment and contributed 88.1% utilization, $16,877 average day rate and $38.6 million in revenue. The impact of the SPO vessels was slightly offset by a two average active vessel decrease in legacy Tidewater vessels from the segment due to contract completions. Average utilization for the segment decreased from 92.7% to 82.4%.

The Asia Pacific segment reported an operating profit of $4.5 million for the nine months ended September 30, 2022, compared to $3.0 million for the nine months ended September 30, 2021. The additional revenue was offset by a $22.3 million increase in operating costs, a $1.0 million increase in depreciation and amortization, and a $7.1 million increase in general and administrative costs, all primarily attributable to the SPO acquisition.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 27.8%, or $17.4 million, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Average active vessels increased by seven, with four vessels added from the SPO acquisition that added $13.6 million in revenue. Active utilization for the quarter ended September 30, 2022, decreased to 82.5% from 85.7% but average day rates increased 11.6%.

The Middle East segment reported an operating loss of $1.6 million for the nine months ended September 30, 2022, compared to an operating loss of $5.3 million for the nine months ended September 30, 2021 primarily due to the increase in revenue partially offset by a $11.2 million increase in operating costs, a $1.9 million increase in depreciation and amortization and a $0.5 million increase in general and administrative costs, all primarily attributable to the SPO acquisition.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 64.5%, or $37.7 million, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increased revenue was attributable to six more average active vessels (one from the SPO acquisition, which had revenue of $7.0 million) combined with higher average day rates and higher active utilization largely due the demand recovery with higher crude oil prices and the reduction of COVID-19 restrictions. Active utilization increased from 87.9% to 91.6% and average day rates increased 23.7%. The SPO vessel contributed 67.5% utilization and an average day rate of $67,999.

The Europe/Mediterranean segment reported an operating profit of $15.0 million for the nine months ended September 30, 2022, compared to an operating loss of $12.9 million for the nine months ended September 30, 2021. The improved results are from the increase in revenue partially offset by $10.5 million in higher operating costs associated with the increase in average vessels and a $0.3 million increase in general and administrative costs. Depreciation and amortization decreased by $1.0 million due to lower drydock amortization.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 146.6%, or $77.4 million, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The West Africa average active vessel fleet increased by 21 vessels during the comparative periods. The SPO acquisition added 14 vessels to the average vessel count and contributed $38.9 million in revenue. West Africa segment active utilization increased as well from 64.4% during the nine months ended September 30, 2021 to 80.5% during the nine months ended September 30, 2022. In addition, average day rates increased 22.9%. The increases in revenue are due to the addition of the SPO vessels, the higher demand caused by reduced restrictions from the pandemic and the higher price of crude oil.

West Africa reported an operating profit of $24.8 million for the nine months ended September 30, 2022 compared to an operating loss of $15.8 million for the nine months ended September 30, 2021. The increase in operating results is due to the increase in revenue partially offset by $33.3 million in higher operating costs primarily related to the increase in average active vessels. In addition, general and administrative costs increased by $1.7 million and depreciation and amortization increased by $1.7 million due largely to the SPO acquisition.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock) but does not include vessels owned by joint ventures (one and three vessels at September 30, 2022 and 2021, respectively). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
SEGMENT STATISTICS:
Americas fleet:
Utilization	73.3%	54.5%	69.1%	55.6%
Active utilization	80.3%	80.4%	81.0%	81.8%
Average vessel day rates	$16,901	$13,742	$16,383	$12,846
Average total vessels	34	36	34	38
Average stacked vessels	(3)	(11)	(5)	(12)
Average active vessels	31	25	29	26

Asia Pacific fleet:
Utilization	82.5%	96.1%	77.7%	92.7%
Active utilization	91.4%	96.1%	82.4%	92.7%
Average vessel day rates	$18,530	$10,830	$15,344	$10,459
Average total vessels	17	5	14	5
Average stacked vessels	(2)	—	(1)	—
Average active vessels	15	5	13	5

Middle East fleet:
Utilization	83.3%	83.4%	82.3%	81.3%
Active utilization	83.3%	86.0%	82.5%	85.7%
Average vessel day rates	$9,781	$8,238	$9,216	$8,259
Average total vessels	42	33	39	34
Average stacked vessels	—	(1)	—	(2)
Average active vessels	42	32	39	32

Europe/Mediterranean fleet:
Utilization	95.2%	68.3%	85.1%	59.0%
Active utilization	95.2%	90.5%	91.6%	87.9%
Average vessel day rates	$17,436	$11,890	$15,233	$12,314
Average total vessels	26	28	27	29
Average stacked vessels	—	(7)	(2)	(10)
Average active vessels	26	21	25	19

West Africa fleet:
Utilization	69.9%	46.7%	69.1%	39.6%
Active utilization	79.4%	71.3%	80.5%	64.4%
Average vessel day rates	$11,467	$8,562	$10,561	$8,592
Average total vessels	76	55	65	57
Average stacked vessels	(9)	(19)	(9)	(22)
Average active vessels	67	36	56	35

Worldwide fleet:
Utilization	77.8%	61.7%	75.1%	57.1%
Active utilization	83.7%	81.6%	83.0%	79.2%
Average vessel day rates	$13,606	$10,288	$12,449	$10,243
Average total vessels	195	157	179	163
Average stacked vessels	(14)	(38)	(17)	(46)
Average active vessels	181	119	162	117

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is being performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We also include our assets held for sale in stacked vessels as they continue to incur stacking related costs. We had 15 (eight held for sale) and 32 (14 held for sale) stacked vessels at September 30, 2022 and 2021, respectively. The decrease in stacked vessels is attributable to vessel sales and reactivation of vessels. We also reclassified three vessels in 2021 and one vessel in 2022 from assets held for sale to the active fleet. Total stacking costs included in vessel operating costs for the three months ended September 30, 2022 and 2021, were $1.1 million and $2.7 million, respectively. Total stacking costs included in vessel operating costs for the nine months ended September 30, 2022 and 2021, were $3.2 million and $11.8 million, respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessels sales during the first nine months of 2022 included ten vessels that were classified as assets held for sale.

Liquidity, Capital Resources and Other Matters

As of September 30, 2022, we had $122.5 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations. The SPO acquisition closed in April 2022 and working capital settlement took place in the third quarter of 2022, which taken together decreased our net cash position by $19.7 million.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility which matures in 2026. No amounts have been drawn on this facility. As of September 30, 2022, we had $175.0 million of long-term debt on our consolidated balance sheet of which none is due until 2026. The 2026 Senior Secured Notes and the revolving credit facility contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants. Cash and cash equivalents, our revolving credit facility and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our ongoing operational requirements. In addition, we have available a “shelf” registration under which we may offer and sell up to $227.7 million (initial amount of $300.0 million less $72.3 million proceeds from the August 2022 stock offering) of any combination of common stock, debt securities, depository shares, preferred stock or warrants from time to time in one or more classes or series or amounts, at prices and on terms that we will determine at the time of the offering. We also have an “at-the-market” offering registered with the SEC under which we may offer and sell shares of our common stock, having an aggregate offering proceeds of up to $30.0 million from time to time through the agents acting as a sales agent or directly to the agents acting as a principals. A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions and we would expect to use the net proceeds from any sale of our securities offered pursuant to these registration statements for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities.

Operating Activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2022 and 2021 was $(5.1) million and $8.1 million, respectively.

Net cash used in operations for the nine months ended September 30, 2022 reflects a net loss of $32.4 million, which includes non-cash depreciation and amortization of $89.3 million and net losses on asset dispositions of $0.8 million. Combined changes in operating assets and liabilities used $39.2 million in cash, and cash paid for deferred drydock and survey costs was $43.9 million.

Net cash provided by operations for the nine months ended September 30, 2021 reflects a net loss of $91.6 million, which includes non-cash depreciation and amortization of $86.3 million and net losses on asset dispositions of $3.0 million. Combined changes in operating assets and liabilities and in amounts due to/from affiliate provided $19.6 million in cash, and cash paid for deferred drydock and survey costs was $17.4 million.

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2022 and 2021, was $(24.0) million and $31.4 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2022 reflects the payment of an aggregate $20.7 million to acquire SPO and the 51% equity interest in Sonatide (net of cash received) and the receipt of $8.5 million primarily related to the sale of ten vessels. Additions to properties and equipment were comprised of approximately $8.8 million in capitalized upgrades to existing vessels and equipment and $2.9 million for other property and Information Technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 and 2021 was $2.7 million and $41.0 million, respectively.

During the third quarter of 2022, Banyan requested, and we agreed to undergo a public stock offering to facilitate the Company’s redemption of a portion of the SPO acquisition warrants. Net cash used in financing activities for the nine months ended September 30, 2022 included $70.6 million in proceeds from the common stock offering, $70.6 million to redeem 4.1 million SPO acquisition warrants, $0.4 million of debt issuance costs and $2.3 million in taxes paid on share-based awards.

Net cash used in financing activities for the nine months ended September 30, 2021 included $11.8 million of repurchases of the Senior Secured Notes in open market transactions, $27.5 million of scheduled semiannual principal payments and prepayments on Troms offshore debt and $0.9 million of debt modification costs.

Contractual Obligations and Other Contingent Commitments

We did not have any material changes in our contractual obligations and commercial commitments since the end of fiscal year 2021. Refer to Part II, Item 7 in our 2021 Annual Report, for information regarding our contractual obligations and other contingent commitments.

Application of Critical Accounting Policies and Estimates

Our 2021 Annual Report filed with the SEC on March 9, 2022, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2021 Annual Report regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quarter ended September 30, 2022 to the market risk disclosures contained in Item 7A in our 2021 Annual Report.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

As discussed in Note 3 to our Consolidated Financial Statements herein, we completed the acquisition of SPO on April 22, 2022. We are in the process of assessing the internal controls of SPO as part of the post-close integration process but have excluded SPO from our assessment of internal control over financial reporting as of September 30, 2022. The total assets and revenues excluded from management's assessment represent 24.7% and 22.2%, respectively, of the total assets and revenues in the related consolidated financial statements as of September 30, 2022 and for the nine months ended September 30, 2022.

Changes in Internal Control Over Financial Reporting

On April 22, 2022, we completed the acquisition of SPO. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of acquisition through September 30, 2022 and believes that the internal controls and procedures of the acquisition have a material effect on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of SPO into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for December 31, 2023.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are named defendants or parties in certain lawsuits, claims or proceedings incidental to our business and are involved from time to time as parties to governmental investigations or proceedings arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows. See discussion of legal proceedings in Note 11 "Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of our 2021 Annual Report.

ITEM 1A.       RISK FACTORS

As of the date of this filing, the company and its operations continue to be subject to the risk factors previously discussed in the “Risk Factors” section in the 2021 Annual Report, the Current Report on Form 8-K, filed with the SEC on April 26, 2022, and the Current Report on Form 8-K, filed with the SEC on August 9, 2022.

ITEM 6.       EXHIBITS

Exhibit Number	Description
10.1	Warrant Repurchase Agreement, dated August 9, 2022, by and between Tidewater Inc. and Banyan Overseas Limited (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

10.2*+	Form of Award Agreement for Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan.

10.3*+	Form of Award Agreement for Performance Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 3, 2022	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)