Form 10-K
period 2022-12-31
TIDEWATER INC
filed 2023-02-28
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes  ☐    No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $827.4 million based on the closing sales price as reported on the New York Stock Exchange of $21.09 per share. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 15, 2023, 50,566,909 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2022

PART I

ITEM 1. BUSINESS

Unless otherwise required by the context, the terms “we”, “us”, “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

About Tidewater

We were incorporated in 1956 and for over 65 years, we have provided marine and transportation services to the global offshore energy industry. Our mission includes providing our services to our customers with the highest level of operational performance, while complying with all laws and regulations, respecting the environment and local communities in which we work and ensuring the safety of our people.

We offer a large and diversified fleet of offshore service vessels (OSV or vessels), with 183 active vessels serving customers in over 30 countries as of December 31, 2022. We believe our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of our customers, with which we believe we have strong relationships. We manage our operations through the following five geographically aligned reporting segments:

●	Americas
●	Asia Pacific
●	Middle East
●	Europe/Mediterranean
●	West Africa

Each reporting segment is managed by a senior executive who reports directly to our Chief Executive Officer, the chief operating decision maker.

Our vessels routinely move between geographic regions. We conduct our business through domestic and international subsidiaries, as well as through joint ventures that we may or may not control (generally where required to satisfy local ownership or local content requirements).

Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration, field development and production, as well as windfarm development and maintenance. Our services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of other specialized services such as pipe and cable laying.

Our active OSV fleet consists primarily of company owned vessels. As of December 31, 2022, we owned 183 active vessels of which five have been temporarily stacked or withdrawn from service. In addition, we owned eight vessels classified as assets held for sale in our Consolidated Balance Sheet. Please refer to Note (1) - “Nature of Operations and Summary of Significant Accounting Policies” and Note (8) - “Assets Held For Sale, Asset Sales and Asset Impairments” to our Consolidated Financial Statements included in Part II Item 8, “Financial Statements and Supplementary Data” (Consolidated Financial Statements) in this Annual Report on Form 10-K (Form 10-K) for additional information regarding our stacked vessels and vessels held for sale.

Our principal customers include large, international integrated and independent oil and natural gas exploration, field development and production companies (IOCs); mid-sized and smaller independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations that explore for, develop and produce oil and natural gas (NOCs); offshore drilling contractors; and other companies that provide various services to the offshore energy industry, including, among other things, offshore construction companies, windfarm development companies, diving companies and well stimulation companies.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is largely dependent on current and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce crude oil and natural gas reserves.

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Although these projects are generally less susceptible to short-term fluctuations in commodity prices, deepwater exploration and development projects are generally more costly than other onshore and offshore exploration and development. We expect offshore windfarm developments to increase over the coming years, and believe these developments may provide additional opportunities for a certain cross-section of our larger vessels. These projects generally require fewer but more highly specialized vessels.

Revenues are derived primarily from vessel time charter or similar contracts ranging in duration from a few months to several years, and to a lesser extent, from vessel time charter contracts on a “spot” basis, which are short-term agreements ranging from one day to several months where we provide offshore marine services to customers for specific short-term jobs. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow us to recover specific additional costs.

Acquisition of Swire Pacific Offshore Holdings Limited

On April 22, 2022, Tidewater acquired all of the issued and outstanding shares of Swire Pacific Offshore Holdings Limited (SPO), pursuant to a Share Purchase Agreement with Banyan Overseas Limited (Banyan) for a total consideration of $215.5 million, consisting of (i) $61.6 million in cash paid at closing less a subsequent receipt of an $8.8 million post-closing working capital refund; and (ii) 8,100,000 warrants, exercisable at $0.001 per share for one share of our common stock (SPO Acquisition Warrants). As of closing, SPO and its wholly owned subsidiaries owned 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East.

On June 24, 2022, we amended the Share Purchase Agreement (SPA Amendment) to allow Banyan to surrender SPO Acquisition Warrants to satisfy any indemnity liabilities. Under the indemnification provisions of the Share Purchase Agreement (SPA) and the SPA Amendment, Banyan requested that we allow them to settle approximately $1.4 million in indemnified liabilities by surrendering the equivalent value in SPO Acquisition Warrants. We granted Banyan’s request, and during 2022, settled the agreed upon indemnification liability in exchange for the surrender of 64,086 SPO Acquisition Warrants that we subsequently cancelled.

During the second half of 2022, we completed two common stock public offerings to facilitate the redemption of the SPO Acquisition Warrants, including an offering for 4,048,000 shares at $17.85 per share completed on August 12, 2022, and an offering for 3,987,914 shares at $30.25 per share completed on November 10, 2022 (the Offerings). The Offerings resulted in net proceeds (after expenses) of approximately $187.8 million that we used to redeem 8,035,914 SPO Acquisition Warrants, which we subsequently cancelled. As a result, no SPO Acquisition Warrants remained outstanding as of December 31, 2022.

Vessel Classifications

Our primary vessel classifications include Anchor Handling Towing Supply Vessels (AHTS) and Platform Supply Vessels (PSVs). A description of the type of vessels categorized in each vessel class and the services typically performed follows.

Anchor Handling Towing Supply Vessels

The most versatile vessels in the Tidewater fleet are large, powerful AHTS vessels, capable of all types of towing, anchor handling activities, and varied subsea operations. Fitted with experienced crews and state of the art technology, AHTS vessels of various classes are capable of positioning and mooring drilling rigs in virtually any location, depth or sea condition and under a wide range of conditions. With a wide range of power, sizes and capacities, these vessels are also well-suited for general offshore support services, drilling rig support functions and cargo transport assignments.

As of December 31, 2022, we operated 57 AHTS vessels throughout our service regions.

●

Small AHTS class. Generally, this vessel class includes AHTS vessels that have up to 8,000 brake horsepower (BHP). These vessels typically work in shallow waters along the coast or on the continental shelf. As of December 31, 2022, we operated 25 small AHTS vessels.

●

Medium AHTS class. Generally, this vessel class includes AHTS vessels that have between 8,000 and 16,000 BHP. These vessels can work in shallow waters along the coast or on the continental shelf or in intermediate depths offshore. As of December 31, 2022, we operated 21 medium AHTS vessels.

●

Large AHTS class. Generally, this vessel class includes AHTS vessels with over 16,000 BHP. These vessels primarily work in deepwater. Large AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. As of December 31, 2022, we operated 11 large AHTS vessels.

Platform Supply Vessels (PSV)

PSVs generally have cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Most of our PSVs are outfitted with dynamic positioning capabilities, which allow the vessels to maintain an absolute or relative position when mooring to an offshore installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our PSVs also have oil recovery, firefighting, standby rescue and/or other specialized equipment. As of December 31, 2022, we operated 104 PSVs throughout our service regions.

●	Large PSVs. Generally, this vessel class includes PSVs that have greater than 900 square meters of deck space. As of December 31, 2022, we operated 43 large PSVs.

●	Medium PSVs. Generally, this vessel class includes PSVs that have between 500 and 900 square meters of deck space. As of December 31, 2022, we operated 61 medium PSVs.

Other Vessels

Our other vessels class includes crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels are also often equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges. As of December 31, 2022, we operated 22 vessels classified as other.

In addition, we have two offshore tugs and two crew boats under construction for use in our African markets. We expect the tugs to be completed in 2023 and the crew boats to be completed in 2024.

Customers and Contracting

Demand for our services depends substantially on our customers’ strategy and allocation of capital spending related to offshore exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. The activity levels of our customers also are influenced by the cost (and relative cost) of exploring for and producing oil and gas offshore, which can be affected by environmental regulations, technological advances that affect energy production and consumption, extreme weather conditions, and local and international economic and political environments, including government mandated moratoriums. Although commodity prices have recovered from historic lows seen in 2020, our customers have generally lowered their capital expenditure programs considering market volatility and competing priorities, including returning capital to shareholders and investing in alternative energy sources. In addition, we derive a significant amount of revenue from a relatively small number of customers. For the year ended December 31, 2022, our five largest customers accounted for approximately 35.8%, while our ten largest customers accounted for approximately 51.2% of our total revenues.

The following table discloses our customers that accounted for 10% or more of total revenues:

	Years Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Chevron Corporation	12.3%	15.7%	14.3%
Saudi Aramco	*	11.8%	11.5%

* Less than 10% of total revenues.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any of our significant customers could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations.

Competition

We have numerous competitors of all sizes. The principal competitive factors for the offshore support vessel service industry are the quality, suitability and technical capabilities of vessels, the availability of vessels and related equipment, the price and quality of service, and the legal ability to provide the service in the applicable region. In addition, the ability to demonstrate a strong record for safety and efficiency, and attract and retain qualified and skilled personnel, are important competitive factors. We have numerous competitors in all areas in which we operate, and our ability to compete in the international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in the many areas of the world are competitive advantages in our industry. In the Americas region, we benefit from cabotage which includes rules and restrictions promulgated thereunder by the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended (collectively, the Jones Act), which limit vessels that can operate in the GOM and other offshore regions within U.S. territorial waters, to those owned by companies that qualify as U.S. citizens. Also, in certain foreign countries, preferences given to vessels owned by local companies may be mandated by local law or by national oil companies. We have attempted to mitigate such preferences through affiliations with local companies.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the MLC) mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities. Since its initial entry into force on August 20, 2013, 90 countries have ratified the MLC.

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

Government Regulation

We are subject to various United States (U.S.) federal, state and local statutes and regulations governing the ownership, operation and maintenance of vessels. Our U.S. flagged vessels are subject to the jurisdiction of the U.S. Coast Guard, the U.S. Customs and Border Protection, and the U.S. Maritime Administration. We also are subject to international laws and conventions and the laws of international jurisdictions where we operate.

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding shares of common stock are owned by non-U.S. Citizens (as defined by the Jones Act). For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our certificate of incorporation (as amended) provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock. Based on the latest information available to us, less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2022.

Our vessel operations in the GOM are considered coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 191 vessels (which includes eight vessels held for sale) that we owned or operated at December 31, 2022, 180 vessels were registered under flags other than the United States and 11 were registered under the U.S. flag.

All our offshore vessels are subject to either United States or international safety and classification standards or sometimes both. Our U.S. flagged AHTS vessels, PSVs and other vessels are required to undergo periodic inspections generally twice within every five-year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

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

As described above, certain of the international jurisdictions in which we operate have ratified the MLC, which establishes minimum requirements for working conditions of seafarers, including conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare and social security protection. Although the U.S. is not a party to the MLC, U.S. flag vessels operating internationally must comply with the MLC when calling on a port in a country that is a party to the MLC.

Environmental Compliance

During the ordinary course of business, our operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil, oil products and other pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, we cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations. In addition, a wide range of governmental regulatory agencies, including the U.S. Coast Guard (USCG), the U.S. Environmental Protection Agency (EPA), the U.S. Department of Transportation’s Office of Pipeline Safety, the U.S. Bureau of Safety and Environmental Enforcement and certain individual states, regulate vessels and other structures in accordance with the requirements of federal and state law.

Little uniformity among the regulations issued by these agencies exists at this time, which increases our compliance costs and risk of non-compliance. Existing U.S. environmental laws and regulations to which we are subject include, but are not limited to:

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

●

the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur; and

●

U.S. Department of the Interior regulations, which govern crude oil and natural gas operations on federal lands and waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and potential liabilities for pollution damages.

In the U.S. and abroad, we are subject to the International Convention for the Prevention of Pollution from Ships (MARPOL), an international convention that imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling of certain substances, sewage and air emissions. Annex VI of MARPOL addresses air emissions, including emissions of sulfur and nitrous oxide, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The International Maritime Organization designates the waters off North America as an Emission Control Area, meaning that vessels operating in the U.S. must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of nitrogen oxides and sulfur oxides. These can impact both the fuel and the engines that may be used onboard vessels. For further discussion of regulatory risks related to climate change see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

We are also involved in various legal proceedings that relate to other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on our financial position, results of operations, or cash flows. We are proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard our vessels and at shore-based locations. The Oil Pollution Act of 1990 also requires owners and operators of vessels over 300 gross tons to provide the USCG with evidence of financial responsibility to cover the cost of cleaning up oil spills from those vessels. Several foreign jurisdictions also require us to present satisfactory evidence of financial responsibility. We satisfy these requirements through appropriate insurance coverage, as discussed below in “Risk Management.”

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

Safety

We are dedicated to ensuring the safety of our operations for our employees, our customers and any personnel associated with our operations. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits using company media directed at, and regular training of, both our seamen and shore-based personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSE) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSE Director also reviews all incidents that occur, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into our on-going safety-related training. In addition, we employ safety personnel to be responsible for administering our safety programs and fostering our safety culture. Our position is that each of our employees is a safety supervisor with the authority and the obligation to stop any operation that they deem to be unsafe.

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

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which we operate. Further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts of terrorism could be directed against properties and personnel of U.S. headquartered companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for the insurance coverage to increase. We currently maintain war risk coverage on our entire fleet.

We seek to secure appropriate insurance coverage at competitive rates. We carefully monitor claims and actively participate in claims estimates and adjustments. We believe that our insurance coverage is adequate. We have not experienced a loss in excess of insurance policy limits; however, there is no assurance that our liability coverage will be adequate to cover claims that may arise. While we believe that we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which we operate. For further discussion of our risks see “Risk Factors” in Item 1A of this Form 10-K.

Environmental, Social and Governance

We are committed to transparently reporting on environmental, social and governance (ESG) factors that may be relevant to us. Our Board of Directors (the Board) engages in regular discussions relating to environmental matters and our response to ESG-related risks and opportunities, as further described below.

Environment

Energy Transition

Climate change concerns have precipitated a call from governments and other entities to transition from fossil fuels for energy production and power transportation. The primary offender in climate change is considered to be carbon emissions. The recent goal of the advocates of the energy transition is to reduce world-wide carbon emissions to net zero by the year 2050. The preferred energy sources that produce no carbon emissions are wind, solar and nuclear. Our Sustainability Report addresses our progress toward attaining lower carbon emissions and supporting more environmentally friendly energy sources. We believe that our long-term success depends on our ability to effectively navigate the energy transition and we believe we will have opportunities to participate in that transition while also supporting the fossil fuel industry. We currently have a few vessels supporting the wind farm business. We also expect to have significant opportunities from the offshore oil and gas industry as they dismantle their massive offshore production infrastructure during the transition. We believe that the fossil fuel industry will continue to provide fuel for energy throughout the transition and we are prepared to provide support through the process.

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. Our GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tend to slow or halt to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the GOM in connection with repair and remediation work that follows any hurricane damage to offshore oil and gas infrastructure. Our vessels that operate offshore in India, other areas in Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on oil and gas pricing, global supply of oil and gas, and demand for our offshore support vessels and other services than on any seasonal variation.

Social and Human Capital Management

Employees and Labor Relations

As of December 31, 2022, we employed approximately 6,300 employees worldwide with over 90% of our fleet operating internationally in more than 30 countries. We are not a party to any union contract in the U.S. but through several subsidiaries, we are subject to union agreements covering local nationals in several countries other than the U.S., most heavily in the North Sea with UK and Norwegian mariners.

Culture and Engagement

Our employees and our culture are critical to our long-term success. Our senior leadership team believes in and promotes Tidewater’s culture through our “7 Cs”:

●	Capability
●	Collaboration
●	Commitment
●	Communication
●	Compassion
●	Compliance
●	Courage

We focus on creating an environment where our colleagues feel respected, valued, and can contribute to their fullest potential. We leverage technology to promote online collaborative workspaces to bring our colleagues together across multiple time zones and geographies and to create a global sense of community.

Health and Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We are dedicated to ensuring the safety of our employees, our customers and any personnel associated with our operations. Our principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits using company media directed at, and regular training of, both our mariners and shore-based personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. In addition, we employ safety personnel who are responsible for administering our safety programs and fostering our safety culture and monitoring the results of our safety programs and initiatives. We expect each of our employees to be a "safety supervisor" with the authority and the obligation to stop any operation that they deem to be unsafe.

By establishing practical safeguards against identified risks, we take a consistent and proactive approach to minimizing the number of accidents, incidents and hazardous occurrences. We use both leading and lagging indicators to monitor the performance of our health and safety programs. Lagging indicators include the Total Recordable Incident Rate (TRIR) and the Lost Time Incident Rate (LTIR) based upon the number of incidents per one million working hours. Leading indicators include reporting and closure of all near-miss events and Health, Safety and Environmental (HSE) training activities. For 2022, we had a TRIR of 0.79, a LTIR of 0.14 and no work-related fatalities.

In 2022, we continued certain additional safety protocols and operational measures to address the challenges resulting from COVID-19, including measures to ensure compliance with any applicable local government requirements, customer restrictions or regulatory guidelines to help mitigate the risk of operational interruptions and maintain the health and safety of our employees, contractors and customers.

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

We are committed to racial equality and fostering a culture of diversity and inclusion throughout our organization, a commitment that both starts with, and is reflected in, our board of directors. We have made diversity and inclusion an important part of our hiring and retention efforts. Our chief operating officer, who also serves as our chief human resource officer (CHRO), has primary responsibility for our human capital management strategy, including attracting, developing, engaging and retaining those talented employees. The CHRO is also responsible for the design of employee compensation and benefits programs in addition to promoting diversity and inclusion throughout the company.

Governance

Our Board believes the purpose of corporate governance is to maximize stockholder value in a manner consistent with legal requirements and the highest standards of integrity. The Board has adopted and adheres to corporate governance practices, which the Board and management believe promote this purpose, are sound, and represent best practices. The Board periodically reviews these governance practices, applicable law, the rules and listing standards of the NYSE and SEC regulations, as well as best practices suggested by recognized governance authorities.

We are committed to transparently reporting on ESG factors that may be relevant to us. We use internationally recognized methods and reporting standards to measure and disclose our performance in relation to ESG factors. In April 2021, we published our inaugural sustainability report (Sustainability Report) for the year ended December 31, 2020, which included disclosures in accordance with the Taskforce on Climate-Related Financial Disclosures (TCFD), the Global Reporting Initiative (GRI) reporting standards, and the Sustainability Accounting Standards Board (SASB) Marine Transportation standards. We published our 2021 Sustainability Report in accordance with these same standards in April of 2022.

Given the increased importance and focus on ESG factors by our stakeholders, our Board formed a separate ESG Committee in 2022 to oversee our sustainability efforts and reporting. Our Board, along with the ESG Committee, monitors and provides oversight over our ESG policies, programs, and practices regarding corporate responsibility and sustainability and plays an active role in overseeing our human capital management efforts. Our Compensation Committee provides oversight of our social strategy, executive compensation and benefits, policies, programs, and initiatives. Our Nominating & Corporate Governance Committee provides oversight of the Company's governance and corresponding regulatory matters. The Audit Committee provides oversight over our environmental and governmental matters, including risk assessment and risk management policies and processes, including data privacy, ethics, and compliance reporting.

For further discussion of ESG risks and considerations see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Reporting Segments

Prior to 2022, we managed our business through four segments including the Americas, Middle East/Asia Pacific, Europe/Mediterranean, and West Africa. In connection with the acquisition of SPO, we split our Middle East/Asia Pacific segment into an Asia Pacific segment and a Middle East segment, resulting in the five segments. Our reporting segments and corresponding disclosures have been adjusted to reflect each of the five segments for all periods presented.

Corporate Information

Tidewater was founded in 1956 and is incorporated under the laws of the State of Delaware. Our worldwide headquarters and principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024.

Available Information

Tidewater maintains a website at www.tdw.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to each of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), are made available free of charge through our website as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. Alternatively, the SEC maintains a website (www.sec.gov) that contains our reports, proxy and information statements, and our other SEC filings. Copies of our reports are also available, without charge, from Tidewater Investor Relations, 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024.

In addition, our website includes the company’s Corporate Governance Guidelines, Code of Ethics and Business Conduct, and additional policies as well as the charters of the audit, compensation and other standing committees of the Board of Directors. Unless expressly noted, the information appearing on our website or any other website is not incorporated by reference into this Form 10-K and should not be considered part of this Form 10-K or any other filing Tidewater makes with the SEC.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Form 10-K and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that we continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-K are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. See “Risk Factors” included elsewhere in this Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

In certain places in this Form 10-K, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

ITEM 1A. RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Risks Relating to Our Business and Industry

●	Demand for our services is substantially dependent on the level of capital spending by our customers. Prior downturns in the oil and gas industry have resulted in lower expenditures by our customers and reduced demand for our services, which has in the past had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.
●	Factors associated with global climate change, including evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business, reputation, results of operations and financial position.
●	Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.
●	In connection with implementing our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition.
●	We derive a significant amount of revenue from a relatively small number of customers.
●	Our customer base has undergone consolidation and additional consolidation is possible.
●	The high level of competition in the offshore marine service industry could negatively impact pricing for our services.
●	The rise in production of unconventional crude oil and natural gas resources could increase supply without a commensurate growth in demand which would negatively impact oil and natural gas prices.
●	Maintaining our current fleet and acquiring vessels required for additional future growth require significant capital.
●	We may not be able to renew or replace expiring contracts for our vessels.
●	Early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.
●	We may record additional losses or impairment charges related to our vessels.
●	We may not be able to sell vessels to improve our cash flow and liquidity because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.
●	An increase in vessel supply without a corresponding increase in the working offshore rig count could lead to a decline in the charter day rates we can charge and negatively impact our revenue.
●	Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.

Risks Relating to Our International and Foreign Operations

●	We operate throughout the world and are exposed to risks inherent in doing business in countries other than the U.S.
●	Global or regional public health crises and other catastrophic events could reduce economic activity resulting in lower commodity prices and could affect our crew rotations and entry into ports.
●	We may have disruptions or disagreements with our foreign joint venture partners, which could lead to an unwinding of the joint venture.
●	Our international operations expose us to currency devaluation and fluctuation risk.

Risks Relating to Our Human Capital

●	Failure to attract and retain qualified personnel could impede our operations.
●	We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.
●	Certain of our employees are covered by both state and federal laws that may subject us to job-related claims.

Risks Relating to Our Indebtedness

●	We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
●	Restrictive debt covenants may restrict our ability to raise capital and pursue our business strategies.
●	The amount of our debt could have significant consequences for our operations and future prospects.
●	We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

Risks Relating to Governmental Regulation

●	With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.
●	There may be changes to complex and developing laws and regulations to which we are subject that would increase our cost of compliance and operational risk.
●	Changes in U.S. and international tax laws and policies could adversely affect our financial results.
●	Any changes in environmental regulations, including climate change and greenhouse gas restrictions, could increase the cost of energy and future production of oil and natural gas.

Risks Relating to Information Technology and Cybersecurity

●	Cybersecurity attacks on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.

Risks Relating to Our Securities

●	Our common stock is subject to restriction on foreign ownership by non-U.S. Citizen stockholders.
●	The market price of our securities is subject to volatility.
●

Because we currently have no plans to pay cash dividends or other distributions on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
●	Certain provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.
●	The exercise of outstanding warrants or the issuance of stock-based awards may dilute our common stock. There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants.
●	You may have difficulty trading and obtaining quotations for New Creditor Warrants and GLF Creditor Warrants.
●	The exercise price of our Series A Warrants, Series B Warrants and GLF Equity Warrants may never be greater than our stock price (be in the money), and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.
●	We may not be able to maintain a listing of our common stock, Series A Warrants, Series B Warrants and GLF Equity Warrants on the NYSE or NYSE American.

General Risks Factors

●	The COVID-19 pandemic and resulting adverse economic conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.
●	Uncertain economic conditions may lead our customers to postpone capital spending or jeopardize our customers’ or other counterparties’ ability to perform their obligations.
●	Severe weather events, including extreme weather conditions associated with climate change, have in the past and may in the future adversely affect our operations and financial results.
●	Activist stockholders could divert the attention of our management team and/or negatively affect our business.

Risk Factors

Risks Relating to Our Business and Industry

Demand for our services is substantially dependent on the level of capital spending by our customers. Prior downturns in the oil and gas industry have resulted in lower expenditures by our customers and reduced demand for our services, which has in the past had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our services depends substantially on the capital spending of our customers for offshore exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. In addition, the transition of the global energy sector from primarily a fossil fuel-based system to include more renewable energy sources could affect our customers’ levels of expenditures.

Fundamentally, the crude oil and natural gas industry is a commodity business impacted by changes in prices, which in turn depend on local, regional, and global events or conditions that affect supply and demand for oil and gas products. Any actual or anticipated declines in oil and gas prices have in the past resulted in lower capital expenditures, project modifications, delays or cancellations by our customers, which has historically led to lower demand for our services, delays in payment of, or nonpayment of, amounts that are owed to us. These effects have had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.

Historically, oil and gas prices have experienced significant volatility and can be affected by a variety of factors, including:

●	domestic and foreign supply of and demand for hydrocarbons, which are affected by general worldwide economic and business conditions;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	the level of oil and gas exploration and production activity;
●	the level of excess production capacity;
●	the level of oil and gas inventories;
●

the price and quantity of imports of foreign oil and gas, including the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) and the expanded alliance known as OPEC+ to set, maintain or change production levels for oil;

●	political and economic uncertainty and geopolitical unrest;
●	the expected rates of decline in offshore production from existing and prospective wells and the discovery rates of new offshore oil and gas reserves;
●	governmental laws, policies, regulations and subsidies, including initiatives to promote renewable energy sources;
●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil or natural gas production;
●	extreme weather conditions, natural disasters, and global or regional public health crises, such as pandemics and epidemics, and other catastrophic events;
●	incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;
●

political, military and economic instability and social unrest in oil and natural gas producing countries, including the impact of armed hostilities involving one or more oil and gas producing nations;

●	advances in exploration, development and production technologies or in technologies affecting energy consumption;
●	the price and availability of, and public sentiment regarding, alternative fuel and energy sources;
●	speculation as to the future price of oil and gas and the speculative trading of oil and gas futures contracts;
●	uncertainty in capital and commodities markets; and
●	domestic and foreign tax policies, including those regarding tariffs and duties.

The oil and gas industry has historically experienced periodic downturns, resulting in diminished demand for our services and downward pressure on the charter rates and prices that we are able to charge. Sustained market uncertainty can also result in lower demand for our services. Moreover, higher commodity prices will not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services, in part because customer demand is often driven by capital expenditure programs focused on future commodity price expectations and not solely on current prices, along with customer opportunities to invest in onshore conventional and unconventional oil and gas production.

Although commodity prices have recovered from historic lows seen in 2020, our customers have generally lowered their capital expenditure programs considering market volatility and competing priorities, including returning capital to shareholders and investing in alternative energy sources. A significant industry downturn, sustained market uncertainty, or increased availability of economical alternative energy sources could result in a reduction in demand for our services, which could adversely affect our business, financial condition, results of operations, and cash flows.

Factors associated with global climate change, including evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change, and increasing frequency and/or severity of adverse weather conditions could adversely affect our business, reputation, results of operations and financial position.

Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Further, the increasing attention to ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations.

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

In addition, some institutional investors are placing an increased emphasis on ESG factors when allocating their capital. These investors may be seeking enhanced ESG disclosures or may implement policies that discourage investment in the hydrocarbon industry. Organizations that provide information to institutional and retail investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward us and our industry and to the diversion of investment to other industries. To the extent certain institutions implement policies that discourage investments in our industry, it could have an adverse effect on our financing costs, liquidity and access to capital.

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

Our long-term success depends on our ability to effectively navigate the energy transition, which will require adapting our vessels and technology portfolio to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to support their oil and gas operations through this transition. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our results of operations, liquidity and access to capital or the market for our securities could be adversely impacted.

In connection with implementing our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition, including our ability to finance any such acquisitions.

Mergers and acquisitions have historically been and continue to be a key element of our business strategy. The success of this strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, finance transactions, complete transactions, and successfully integrate them into our existing business. Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness, and/or by issuing additional equity or debt securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, limiting our access to financing markets, and increasing the amount of service on our debt. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition, and any equity issuance could have a dilutive impact on our stockholders. See “Risks Related to Our Indebtedness” below.

We cannot be certain that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results.

In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the global economic climate. There can be no assurance that we will realize the anticipated synergies or cost savings related to acquisitions, including, but not limited to, revenue growth and operational efficiencies, or that they will be achieved in our estimated timeframe. We may not be able to successfully integrate and streamline overlapping functions from future acquisitions, and integration may be more costly to accomplish than we expect. Moreover, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business. Failure to manage these acquisition and business integration risks could materially and adversely affect our business, results of operations and financial condition.

We derive a significant amount of revenue from a relatively small number of customers.

For the years ended December 31, 2022 and 2021, our top five and ten largest customers accounted for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts with us, and/or refuse to award us new contracts.

Our customer base has undergone consolidation and additional consolidation is possible.

Consolidation is common in the oil and gas industry and likely to continue in the future. Consolidation reduces the number of potential customers that may need our services, and may negatively affect exploration, development and production activity as consolidated companies focus, at least initially, on increasing efficiency and reducing costs and may delay or abandon exploration activity with less promise. Such activity could adversely affect demand for our offshore services.

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

The rise in production of unconventional crude oil and natural gas resources in North America, and the commissioning of several new large Liquefied Natural Gas (LNG) export facilities around the world have in the past and could in the future result to an over-supplied natural gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction.

There have also been recent buildups in crude oil inventories in the U.S. in part due to the increased development of unconventional crude oil resources. Prolonged increases in the worldwide supply of crude oil and natural gas, whether from conventional or unconventional sources, without a commensurate growth in demand for crude oil and natural gas may depress crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

Maintaining our current fleet size and configuration and acquiring vessels required for additional future growth requires significant capital.

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

We have several charter hire contracts that expired in the current year and others that will expire in following years. Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts, will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or we may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing day rates, or that have terms that are less favorable to us than the terms of our existing contracts, or we may be unable to secure contracts for these vessels. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Additionally, depressed commodity prices, adverse changes in credit markets, economic downturns, changes in strategy or other factors beyond our control cause our customers to seek to renegotiate the terms of our existing contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. In any case, an early termination of a contract may result in one or more of our vessels being idle for an extended period. Each of these results could have a material adverse effect on our financial condition, results of operations and cash flows.

We may record additional losses or impairment charges related to our vessels.

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset group may not be recoverable and we also perform a review of our stacked vessels not expected to return to active service whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. We have realized impairment charges with respect to our long-lived assets over the past several years. If offshore oil and gas industry conditions deteriorate, we could be subject to additional long-lived asset impairments in future periods.

An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, we may take an impairment loss in the future. Additionally, there can be no assurance that we will not have to take additional impairment charges in the future with depressed market conditions.

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

An increase in vessel supply without a corresponding increase in the working offshore rig count could lead to a decline in the charter day rates we can charge and negatively impact our revenue.

In the past, combinations of high commodity prices and technological advances have resulted in significant growth in deepwater exploration, field development and production. During these times, construction of offshore vessels increased significantly in order to meet projected requirements of customers and potential customers. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and when vessels migrate between markets. A discussion about our vessel fleet appears in the “Vessel Utilization and Average Rates by Segment” section of Item 7 in this Form 10-K.

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

An increase in vessel capacity without a corresponding increase in the working offshore rig count could lead to a decline in the charter day rates we can charge and adversely affect our business, results of operations and financial condition. .

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

Although we carry what we consider to be prudent levels of liability insurance to address these hazards and generally our vessels are insured for their estimated market value against damage or loss, including war, terrorism acts and pollution risks, our insurance programs are subject to deductibles and certain exclusions, and our coverage may not be sufficient to protect us under all circumstances or against all risks. Further, while we believe we should be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates. We also seek to include in our contracts indemnity obligations that require customers or suppliers to hold us harmless from some of these risks. Our contracts, however, are individually negotiated, and the levels of indemnity and allocation of liabilities may vary depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated. Additionally, the enforceability of indemnification provisions in our contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer or supplier to meet its indemnification obligations to us could have a material adverse effect on our results of operations and financial condition and cash flows.

Risks Relating to Our International and Foreign Operations

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the U.S.

We have substantial operations in Brazil, Mexico, Guyana, the North Sea (including United Kingdom (U.K.) and Norway), Southeast Asia, Saudi Arabia, Egypt, Angola and throughout the west coast of Africa, which generate a large portion of our revenue. Our customary risks of operating internationally include, but are not limited to, political, military, social and economic instability within the host country; possible vessel seizures or expropriation of assets and other governmental actions by the host country, including trade or economic sanctions and enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Modern Slavery Act, the U.K. Bribery Act, the E.U. General Data Protection Regulation (GDPR), export laws and other similar laws applicable to our operations in international markets; an inability to recruit, retain or obtain work visas for workers of international operations; deprivation of contract rights; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the U.S.; civil unrest, acts of terrorism, war or other armed conflict (further described below); and import/export quotas and restrictions or other trade barriers, most of which are beyond our control.

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

We operate in several foreign areas through joint ventures with local companies, in some cases due to local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, these joint ventures often limit our ability to control the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business objectives of our joint venture partner, or other factors may arise that make continuing the relationship unwise or untenable. Any disagreement with our partner or discontinuation of the joint venture could disrupt the joint venture operations or put the joint venture assets at risk. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market.

The unwinding of an existing joint venture could be challenging, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows.

Our international operations expose us to currency devaluation and fluctuation risk.

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

To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars and, when feasible, we attempt to avoid maintaining large, non-U.S. dollar-denominated cash balances. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of revenue streams when considered appropriate. We monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Risks Related to Human Capital

Failure to attract and retain qualified personnel could impede our operations.

Our future success depends on our ability to recruit, train, and retain qualified personnel. We require highly and narrowly skilled personnel to operate our vessels and to provide our services. Competition for the personnel necessary for our business intensifies as offshore oil and gas exploration and production activity increases; technology evolves and customer demands change. In addition, our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, which is attributable, among other reasons, to the volatility levels of oil and natural gas prices and a more generalized concern about the overall future prospects of the industry. As a result, in periods of high utilization, it is often more difficult to find and retain qualified offshore employees, which could increase our costs or have other material adverse effects on our operations.

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

Our ability to make payments on our indebtedness and to fund our operations depends on our ability to maintain sufficient cash flows. Our ability to generate cash in the future, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we can charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

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

The terms for our 8.50% Senior Secured Bonds due in 2026 (the Bond Terms) and the Super Senior Revolving Credit Facility Agreement with DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (the Credit Facility Agreement) contain certain restrictive covenants.

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

The Bond Terms and the Credit Facility Agreement also require us to comply with certain financial covenants, including maintenance of minimum liquidity and minimum consolidated equity. We may be unable to meet these financial covenants or comply with these covenants, which could result in a default under the Bond Terms or the Credit Facility Agreement. If a default occurs and is continuing, the secured parties and the lenders under the Bond Terms and Credit Facility Agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the Bond Terms and Credit Facility Agreement will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the Bond Terms and the Credit Facility Agreement. As of December 31, 2022, we had $175.0 million and $25.0 million outstanding for the Senior Secured Bonds and the Credit Facility Agreement, respectively.

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

We may not be able to obtain debt or equity financing if and when needed with favorable terms, if at all.

Our business and operations may consume cash more quickly than we anticipate, potentially impairing our ability to make capital expenditures to maintain our fleet and other assets. If our cash flows from operating activities are insufficient to fund capital expenditures, we would need to reduce our expenditures or increase our cash flows through debt or equity issuances, alternative financings or selling assets. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. Any limitations in our ability to finance future capital expenditures may limit our ability to respond to changes in customer preferences, technological change and other market conditions, which may diminish our competitive position within our sector.

In addition, if commodity prices decline or the outlook for investment in offshore exploration, development and production materially declines, our access to credit and debt markets may be limited or more costly if lenders look to reduce their loan exposure to the energy sector, impose increased lending standards, increase borrowing costs and collateral requirements or refuse to extend new credit or amend existing credit facilities in the energy and energy services sectors. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by bank regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries.

If we issue additional equity securities, existing stockholders will experience dilution. Our Amended and Restated Certificate of Incorporation permits our Board of Directors to issue preferred stock, which could have rights and preferences senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our common stock or other securities, diluting their interest or being subject to rights and preferences senior to their own.

Risks Relating to Governmental Regulation

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

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are less well developed than the laws, regulations and enforcement systems of the U.S., and the requirements of these systems are not always readily discernible even to experienced and proactive participants. These countries’ laws can be unclear and, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation. Sometimes governments may apply such changes or reinterpretations with retroactive effect, and may impose associated taxes, fees, fines or penalties based on that reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers or third-party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards imposing additional requirements or restrictions, or any violation of such laws, regulations or standards, could adversely affect our financial condition, results of operations or cash flows.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). We continue to monitor the impact of the Tax Act on our ongoing operations. The impact of the Tax Act on our financial position in future periods could be adversely impacted by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (BEPS) recommended by the G8, G20 and Organization for Economic Cooperation and Development (OECD). During 2022, EU member states reached an agreement to implement a 15% global minimum tax following the OECD’s Pillar Two model rules. Other tax jurisdictions in which we operate have indicated they will also adopt laws that align with these proposed guidelines. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Due to concern over the risk of climate change, several countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). These regulations include adoption of cap-and-trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our customer’s products more expensive and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas, any of which may reduce demand for our services. Any such regulations could ultimately result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations, including upgrades to our vessels’ internal power generation systems. These developments may have an adverse effect on future production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our offshore support vessels and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production markets.

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

Our Amended and Restated Certificate of Incorporation and Second Amended and Restated By-Laws authorize our Board of Directors to establish rules, policies and procedures, including procedures with respect to the transfer of shares, to ensure compliance with the Jones Act.

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

The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as, our limited trading history subsequent to our emergence from bankruptcy, the fact that on occasion our securities may be thinly traded, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Form 10-K.

We currently have no plans to pay cash dividends or make any other distributions on our common stock.

We currently do not pay and do not expect to pay any cash dividends or other distributions on our common stock in the foreseeable future. Any future determination to pay cash dividends or other distributions on our common stock will be at the sole discretion of our Board of Directors, subject to any restrictions in our financing agreements and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends thereafter at any time. For example, the terms of our currently outstanding long-term notes do not allow dividend payments until late 2023. The Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as the Board of Directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Certain provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.

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

The exercise of outstanding warrants or the issuance of stock-based awards may dilute our common stock.

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

Please refer to Note (10) - “Stock-Based Compensation and Incentive Plans” and Note (11) - “Stockholders’ Equity” in the accompanying Consolidated Financial Statements for additional discussion of our outstanding warrants and stock-based awards.

There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants, and you may have difficulty trading and obtaining quotations for New Creditor Warrants and GLF Creditor Warrants.

While there are unsolicited quotes for our New Creditor Warrants on the OTC Pink Market, there is no market maker for this security on the OTC Pink Market, and there can be no assurance that an active trading market will develop. While the GLF Creditor Warrants trade on the OTC QX market, there has been limited trading volume since the business combination. The lack of an active market may impair your ability to sell or reduce the fair market value of your New Creditor Warrants or GLF Creditor Warrants at the time you wish to sell them or at a price that you consider reasonable.

The exercise price of our Series A Warrants, Series B Warrants and GLF Equity Warrants may never exceed our stock price (be in the money), and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the strike price of each of the Series A Warrants, Series B Warrants and GLF Equity Warrants ($57.06 per share for Series A Warrants, $62.28 per share for Series B Warrants and $100.00 per share for the GLF Equity Warrants), these warrants will have limited economic value, and they may expire with limited or no value. Additionally any material amendment to the terms of the warrant in a manner adverse to a holder would only require the approval  of  a certain percentage of the holders of the then outstanding warrants.

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

General Risk Factors

The COVID-19 pandemic and resulting adverse economic conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The COVID-19 pandemic caused, and any resurgence of the pandemic could again cause, a significant reduction in global economic activity, significantly weakening demand for oil and gas, and in turn, for our services. Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension of our services; customer shutdowns of oil and gas exploration and production; downward revisions to customer capital expenditures; limitations on access to sources of liquidity; supply chain disruptions; border closings; employee impacts from illness; and local and regional closures or lockdowns, including temporary closures of our onshore facilities and the facilities of our customers and suppliers. The extent to which our operating and financial results will continue to be affected by the pandemic will depend on various factors beyond our control, such as the continued severity of the pandemic, including any sustained geographic resurgence; the emergence of new variants and strains of the COVID-19 virus; and the success of actions to contain or treat the virus. COVID-19, and volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

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

Severe weather events, including extreme weather conditions associated with climate change, have in the past and may in the future adversely affect our operations and financial results.

Our business has been, and in the future will be, affected by severe weather events in areas where we operate, which could materially affect our operations and financial results. Extreme weather conditions such as hurricanes and flooding, have in the past resulted in, and may in the future result in, the evacuation of personnel, stoppage of services and activity disruptions of our vessels, in our supply chain, or at our customer’s offshore sites, or result in disruptions of our customers’ operations. Particularly severe weather events affecting platforms or structures may result in a suspension of activities. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, and hurricane-strength winds may damage our vessels or facilities. Any such extreme weather events may result in increased operating costs or decreases in revenue.

Activist stockholders could divert the attention of our management team and/or negatively affect our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide headquarters and principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number is (713) 470 5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are in Brazil; Mexico; Trinidad; Scotland; Egypt; Angola; Nigeria; Cameroon; Singapore; Kingdom of Saudi Arabia; Dubai, United Arab Emirates; Australia; and Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

ITEM 3. LEGAL PROCEEDINGS

See the relevant portions of “Note (12) - Commitments and Contingencies”, in the accompanying Consolidated Financial Statements for information with respect to this Item 3. Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2022, we had 361 stockholders of record. The principal market for Tidewater’s common stock is the New York Stock Exchange (NYSE), where it is traded under the symbol “TDW.”

Performance Graph

The following graph and table compare the cumulative total return on Tidewater’s common stock to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on December 31, 2017 in Tidewater common stock, and in each of the Russell 2000, the PHLX Oil Service Sector and the US Oil Equipment & Services, as well as the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Investors are cautioned against drawing conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tidewater Inc., the Russell 2000 Index,
the PHLX Oil Service Sector Index and the Dow Jones US Oil Equipment & Services Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/17
12/18
12/19
12/20
12/21
12/22
Tidewater Inc.
Russell 2000
PHLX Oil Service Sector
Dow Jones US Oil Equipment & Services

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

Indexed returns
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Company name/Index	2017	2018	2019	2020	2021	2022
Tidewater Inc.	100	78	79	35	44	151
Russell 2000	100	89	112	134	154	122
PHLX Oil Service sector	100	55	54	32	38	62
Dow Jones U.S. Oil Equipment & Services	100	58	62	38	47	78

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition, and Results of Operations (MD&A) should be read in conjunction with the accompanying Consolidated Financial Statements included in Item 8 of this Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our future results of operations could differ materially from our historical results or those anticipated in our forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Form 10-K is incorporated by reference into this Item 7.

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

On April 22, 2022, we completed the acquisition of Swire Pacific Offshore Holdings Ltd. (SPO) and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million.

During the second half of 2022, we completed two common stock public offerings to facilitate the redemption of the SPO acquisition warrants, including an offering for 4,048,000 shares at $17.85 per share completed on August 12, 2022, and an offering for 3,987,914 shares at $30.25 per share completed on November 10, 2022 (the Offerings). The Offerings resulted in net proceeds (after expenses) of approximately $187.8 million that we used to redeem 8,035,914 SPO acquisition warrants, which we subsequently cancelled.

At December 31, 2022, we owned 191 vessels with an average age of 11.7 years (excluding 1 joint venture vessel, but including five stacked active vessels and eight vessels designated for sale) available to serve the global energy industry. The average age of our 183 active vessels at December 31, 2022 is 11.4 years.

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

Industry Conditions and Outlook

Our outlook for the oil and gas sector is generally positive after several years of low commodity prices and underinvestment in offshore activities by the major oil and gas producers. Recently, we have seen increased global demand for hydrocarbons combined with a diminishing global supply of vessels. The Russian invasion of Ukraine and the related economic sanctions have highlighted the criticality of energy reliability and security across Europe and the U.S. Due to these and other factors, oil prices have increased materially over the past two years and in June of 2022 reached a new ten-year high.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on operational activities and capital projects. Crude oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. In particular, the oil price is significantly influenced by actions of the Organization of Petroleum Exporting Countries, or OPEC. Offshore oil and gas exploration and development activities generally require higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and natural gas commodity pricing has been affected by a global pandemic (COVID-19 is discussed below) which included lock downs by major oil consuming nations, a war in eastern Europe between Russia and Ukraine, OPEC production quotas, capital discipline within the major oil and gas companies, and increased activism related to the oil and gas sector responsibility for climate change. These factors have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Energy prices in 2023 are expected to continue the volatility experienced in the last few years due to ongoing geopolitical conflicts, the continued relaxation of worldwide restrictions put in place during the recent pandemic, generalized price level increases and related interest rate adjustments from the world's central banks to address these increases, and uncertainties about the rate of growth in key world economies.

There has been recent pressure from certain shareholders and other stakeholders, including governmental entities, on our customers related to environmental, social and governance (ESG) factors. Many of our large international customers have indicated changes in their future business plans to achieve a lower environmental impact. Our customers have also responded to pressure to return capital to shareholders and are increasingly shifting capital allocation from primarily new oil and gas production and reserve additions to a mix of returns to shareholders, new oil and gas project development and renewable energy source development. Even with these pressures to move towards more sustainable fuels for supplying worldwide energy, fossil fuels are expected to be the largest source for supplying worldwide energy needs for years to come.

We are one of the world’s largest operators of offshore support vessels and we have operations in most of the world’s offshore oil and gas basins. We continue to believe that there will be sufficient opportunities for us to operate our vessels in this sector for many years to come. We have also pursued opportunities in the sustainability arena, including the support of offshore wind energy generation and the improvement of our fleet performance regarding emissions and environmental impact. Although our business is impacted by a number of macro factors, including those factors discussed here, which influence our outlook and expectations given the current volatile conditions in our industry, our fleet is currently close to full utilization and our day rates have increased in recent quarters. We are of the opinion that the underlying fundamentals, particularly energy source supply and demand, will support a multi-year increase in offshore upstream development spending. Our outlook expectations are based on the market as we see it today and subject to changing conditions in and impacting our industry.

COVID-19

As COVID-19 spread throughout the world, its impact on many of our locations, including our vessels, has affected our operations. We implemented various protocols for both onshore and offshore personnel in efforts to limit this impact. The effect on our business included lockdowns of shipyards performing drydocks which delayed vessels returning to service and the cancellation and/or temporary delay of certain revenue vessel contracts allowed either under the contract provisions or by mutual agreement with our customers. These cancellations and/or temporary delays reduced our year 2020 revenues by 18% and year 2021 revenues by less than 3%. Our revenues for 2022 were not significantly impacted. In addition, in the years ended December 31, 2021 and the December 31, 2022, we incurred approximately $7.0 million and $2.7 million, respectively, in higher operating costs, primarily related to additional crew costs, mobilization and vessel stacking costs as a result of these unplanned contract cancellations. These 2022 costs were primarily incurred in the first half of the year. Although there may be additional cancellations or delays, we do not expect COVID-19 to have a significant effect on our business going forward.

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

Our primary business is to support the fossil fuel industry, which is the primary source of energy in the world. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the energy transition, including an increased focus on natural gas, and at the same time continue to support the oil industry. We have started taking measures to address our impact on climate change, including modifying many of our vessels to reduce our carbon footprint (approximately $13.5 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of December 31, 2022); and providing support to offshore alternative energy providers, such as windfarms. In addition, during 2022 we published our second annual sustainability report and our Board of Directors formed an Environmental, Social and Governance Committee to oversee and support our ESG strategy, initiatives and reporting. We are in the early stages of our ESG initiatives and we are committed to continuously consider, develop and implement our ESG strategy as applicable new regulations, business opportunities and sustainable technologies evolve.

In March 2022, the SEC proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks. We expect final rules to be published in 2023.

For detailed discussion of climate change and related governmental regulation, including associated risks and possible impact on our business, financial conditions and results of operations, please see “Risk Factors” in Item 1A of this Form 10-K.

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

Results of Operations

We manage and measure our business performance primarily based on five distinct geographic operating segments: Americas, Asia Pacific, Middle East, Europe/Mediterranean and West Africa.

This section of this Form 10-K generally discusses 2022, 2021 and 2020 items and year-to-year comparisons between 2022 and 2021 and between 2021 and 2020.

The following tables present vessel revenue and operating costs by segment, total vessel revenue and operating costs, and the related segment and total vessel revenue and operating costs as a percentage of segment and total vessel revenues for our owned and operated vessel fleet:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Vessel revenues:
Americas	$146,871	23%	$102,151	28%	$126,676	33%
Asia Pacific	64,231	10%	18,142	5%	14,348	4%
Middle East	110,375	17%	84,395	24%	82,785	21%
Europe/Mediterranean	129,578	20%	80,914	22%	83,602	22%
West Africa	190,349	30%	75,967	21%	78,763	20%
Total	$641,404	100%	$361,569	100%	$386,174	100%

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Vessel operating costs:
Americas:
Crew costs	$56,767	39%	$41,341	40%	$51,830	41%
Repair and maintenance	12,706	9%	10,344	10%	7,198	6%
Insurance	1,439	1%	550	1%	1,672	1%
Fuel, lube and supplies	9,655	7%	7,773	8%	7,564	6%
Other	13,442	9%	12,307	12%	9,421	7%
	94,009	65%	72,315	71%	77,685	61%
Asia Pacific:
Crew costs	$29,433	46%	$3,409	19%	$3,285	23%
Repair and maintenance	3,077	5%	1,712	9%	1,024	7%
Insurance	516	1%	105	1%	312	2%
Fuel, lube and supplies	4,139	6%	992	5%	452	3%
Other	5,081	8%	1,729	10%	1,672	12%
	42,246	66%	7,947	44%	6,745	47%
Middle East:
Crew costs	$44,944	41%	$35,800	42%	$35,976	43%
Repair and maintenance	12,210	11%	9,669	11%	9,042	11%
Insurance	1,412	1%	(29)	(0)%	2,032	2%
Fuel, lube and supplies	10,531	10%	5,132	6%	7,325	9%
Other	9,015	8%	10,423	12%	8,025	10%
	78,112	71%	60,995	72%	62,400	75%
Europe/Mediterranean:
Crew costs	$49,709	38%	$41,317	51%	$37,534	45%
Repair and maintenance	9,239	7%	9,233	11%	6,421	7%
Insurance	1,442	1%	414	1%	1,596	2%
Fuel, lube and supplies	6,026	5%	3,405	4%	3,324	4%
Other	8,426	7%	7,355	9%	6,557	8%
	74,842	58%	61,724	76%	55,432	65%
West Africa:
Crew costs	$61,511	32%	$26,304	34%	$27,999	36%
Repair and maintenance	14,024	8%	10,012	13%	7,528	9%
Insurance	1,956	1%	775	1%	1,583	2%
Fuel, lube and supplies	13,378	7%	8,255	11%	10,448	13%
Other	17,223	9%	13,487	18%	18,960	24%
	108,092	57%	58,833	77%	66,518	84%
Total:
Crew costs	$242,364	38%	$148,171	41%	$156,624	41%
Repair and maintenance	51,256	8%	40,970	11%	31,213	8%
Insurance	6,765	1%	1,815	1%	7,195	2%
Fuel, lube and supplies	43,729	7%	25,557	7%	29,113	7%
Other	53,187	8%	45,301	12%	44,635	12%
Total vessel operating costs	$397,301	62%	$261,814	72%	$268,780	70%

The following tables present vessel operations general and administrative expenses by segment and in total; and the related segment vessel operations general and administrative expenses as a percentage of segment and total vessel revenues.

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Vessel operations general and administrative expenses:
Americas	$10,926	7%	$10,251	10%	$11,968	9%
Asia Pacific	12,299	19%	816	4%	1,451	10%
Middle East	9,120	8%	7,960	9%	8,228	10%
Europe/Mediterranean	8,158	6%	7,994	10%	7,577	9%
West Africa	10,611	6%	7,924	10%	11,966	15%
Total	$51,114	8%	$34,945	10%	$41,190	11%

The following tables present depreciation and amortization expense by segment and in total; and the related segment and total depreciation and amortization expense as a percentage of segment and total vessel revenues.

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Depreciation and amortization expense:
Americas	$29,920	20%	$30,856	30%	$32,079	25%
Asia Pacific	5,960	9%	4,484	25%	4,076	28%
Middle East	24,236	22%	21,508	25%	20,168	24%
Europe/Mediterranean	27,734	21%	28,163	35%	29,222	35%
West Africa	28,534	15%	26,196	34%	27,787	35%
Total	$116,384	18%	$111,207	31%	$113,332	29%

The following tables compare operating income and other components of earnings before income taxes, and its related percentage of total revenues.

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Vessel operating profit (loss):
Americas	$12,016	2%	$(11,270)	(3)%	$4,944	1%
Asia Pacific	3,726	0%	4,896	2%	2,076	1%
Middle East	(1,093)	0%	(6,070)	(2)%	(8,011)	(2)%
Europe/Mediterranean	18,844	3%	(16,968)	(5)%	(8,629)	(2)%
West Africa	43,112	7%	(16,985)	(5)%	(27,508)	(7)%
	76,605	12%	(46,397)	(13)%	(37,128)	(9)%
Other operating profit	4,150	1%	7,233	2%	7,458	2%
	80,755	13%	(39,164)	(11)%	(29,670)	(7)%

Corporate expenses (A)	(50,807)	(9)%	(33,571)	(9)%	(32,256)	(8)%
Corporate depreciation	(2,776)	0%	(3,337)	(1)%	(3,377)	(1)%
Gain (loss) on asset dispositions, net	250	0%	(2,901)	(1)%	7,591	2%
Long-lived asset impairments and other	(714)	0%	(15,643)	(4)%	(74,109)	(19)%
Affiliate credit loss impairment expense	—	0%	(400)	0%	(52,981)	(13)%
Affiliate guarantee obligation	—	0%	—	0%	(2,000)	(1)%
Operating income (loss)	26,708	4%	(95,016)	(26)%	(186,802)	(47)%
Foreign exchange loss	(2,827)	0%	(369)	0%	(5,245)	(1)%
Equity in net earnings (losses) of unconsolidated companies	(221)	0%	(3,322)	(1)%	164	0%
Dividend income from unconsolidated company	—	0%	—	0%	17,150	4%
Interest income and other, net	5,397	1%	1,605	0%	1,228	0%
Loss on warrants	(14,175)	(2)%	—	0%	—	0%
Loss on early extinguishment of debt	—	0%	(11,100)	(2)%	—	0%
Interest and other debt costs	(17,189)	(3)%	(15,583)	(4)%	(24,156)	(6)%
Loss before income taxes	$(2,307)	0%	$(123,785)	(33)%	$(197,661)	(50)%

(A)

Included in corporate expenses for the years ended December 31, 2022, 2021 and 2020, are $16.5 million, $0.1 million, and $1.5 million respectively, of acquisition, restructuring and integration related costs.

Years Ended December 31, 2022 and 2021

Our total revenues for the years ended December 31, 2022 and December 31, 2021 were $647.7 million and $371.0 million, respectively. The $276.7 million increase in revenue is primarily due to 47 more active vessels in the year ended December 31, 2022 than in the year ended December 31, 2021. We added 50 vessels to our fleet with the April 22, 2022 acquisition of SPO. Supplementing the increase in capacity was the increase in active utilization from 80.1% in 2021 to 82.8% in 2022. In addition, the increase in revenue was impacted by average day rates which were 23% higher in 2022 than in 2021. The average day rates are driven by market conditions affected by the increase in demand for vessels as the oil and gas industry recovers from the pandemic. The SPO vessels added approximately $150.0 million to our 2022 revenues. The remaining increase in revenue was attributable to the legacy company fleet increasing average active vessels, day rates and utilization throughout the year.

Vessel operating costs for the years ended December 31, 2022 and December 31, 2021 were $397.3 million and $261.8 million, respectively. The $135.5 million increase is primarily due to an increase in vessel activity in 2022 as a result of the acquisition of 50 additional vessels from SPO and also as a result of our continued recovery from the low vessel utilization levels caused by the pandemic and increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the years ended December 31, 2022 and December 31, 2021 was $119.2 million and $114.5 million, respectively. Depreciation and amortization expenses were higher in 2022 largely due to the acquisition of 50 additional vessels from SPO, partially offset by lower amortization of deferred drydocking costs as the timing of drydocks and the short period of amortization continues to create variances in the expense. In addition, we have sold vessels from the active fleet and classified vessels from the active fleet to assets held for sale, which has reduced drydock amortization costs.

General and administrative expenses for the years ended December 31, 2022 and December 31, 2021 were $101.9 million and $68.5 million, respectively. The increase is primarily due to increased general and administrative costs associated with the Singapore and Dubai offices acquired in the SPO acquisition and professional fees and transaction costs (including severance costs) primarily related to the SPO acquisition, which totaled $18.8 million for the year ended December 31, 2022.

The net gain (loss) on asset dispositions for the year ended December 31, 2022 totaled $0.3 million of net gains, primarily from the sale of 14 vessels and other assets. During the year ended December 31, 2021, we recognized net losses of $2.9 million related to the sale of 19 vessels and other assets. One of the vessel sales in 2021 was to a third-party operator, Jackson Offshore, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

During 2022, we recorded a $0.5 million reversal of previously recorded impairment charges for assets held for sale that were reclassified back to the active fleet and we recorded $1.2 million in impairment for certain obsolete marine service parts and supplies inventory. During 2021, we recorded $15.6 million of impairment expense primarily related to assets held for sale.

Interest expense and other debt costs increased by $1.6 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 because of higher interest rates on our outstanding debt and slightly higher levels of outstanding debt in 2022. In addition, our interest income and other increased by $3.8 million primarily because of higher interest earned on cash equivalents and a $1.3 million bargain purchase gain in connection with the acquisition of Sonatide.

During 2021, we recorded an $11.1 million loss on early extinguishment of debt consisting of make whole premiums and other related costs resulting from the extinguishment of our Senior Secured Notes and Troms offshore debt.

In connection with the reclassification of the SPO Acquisition Warrants from liabilities to additional paid in capital, we recognized a $14.2 million loss associated with the mark-to-market adjustment of the SPO Acquisition Warrants, based on the difference in the Tidewater common stock price on that date and the closing common stock price on the SPO acquisition date.

During the year ended December 31, 2022, we recognized foreign exchange losses of $2.8 million and for the year ended December 31, 2021, we recognized losses of $0.4 million. These foreign exchange losses were primarily the result of the revaluation of various foreign currency balances due to a strengthening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

In addition, our income tax expense was $19.9 million in the year ended December 31, 2022 compared with an income tax expense of $5.9 million in the year ended December 31, 2021 primarily because the year ended December 31, 2021 benefitted from a NOL carryback for a tax refund under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Americas Segment Operations. Vessel revenues in the Americas segment increased 43.8%, or $44.7 million, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase is primarily due to an increase of four active vessels primarily due to the 2022 recovery in the industry. Active utilization decreased marginally from 81.3% during 2021 to 80.8% during 2022, however average day rates during these same periods increased 27.1%, which was generally due to a greater portion of the segment’s vessels being hired at current prevailing day rates which were higher than those in 2021.

Operating profit for the Americas segment for the year ended December 31, 2022, was $12.0 million compared to an operating loss for the year ended December 31, 2021 totaling $11.3 million. The increase was primarily due to the increase in revenues. The revenue increase was partially offset by a $21.7 million increase in operating costs largely due to higher vessel personnel costs resulting from the higher active vessel count. In addition, depreciation and amortization, and general and administrative costs, were $0.9 million lower and $0.7 million higher, respectively, than prior year.

Asia Pacific Segment Operations. Vessel revenues in the Asia Pacific segment increased by 254.0%, or $46.1 million, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. Active vessels increased by eight vessels consisting of 15 vessels added with the SPO acquisition offset by a decrease in legacy Tidewater active vessels due to contract expirations. Average day rates were 52.9% higher for 2022 than for 2021. Active utilization decreased from 94.5% to 81.6%, largely due to the contract expirations.

Operating profit for the Asia Pacific segment was $3.7 million in 2022 compared to an operating profit of $4.9 million in 2021. The revenue increase was offset by $34.3 million in higher operating costs, $11.5 million in higher general and administrative costs, and $1.5 million in higher depreciation and amortization which all resulted from the SPO acquisition.

Middle East Segment Operations. Vessel revenues in the Middle East segment increased by 30.8%, or $26.0 million, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. Active vessels increased by seven, of which six are vessels acquired from SPO. The Middle East average day rates were 12.7% higher for 2022 than for 2021. Active utilization decreased from 87.0% to 82.7%, largely due to downtime from repairs and maintenance in 2022.

Operating loss for the Middle East segment was $1.1 million in 2022 compared to an operating loss of $6.1 million in 2021. The revenue increase was partially offset by $17.1 million in higher operating costs, $1.2 million in higher general and administrative costs, and $2.7 million in higher depreciation and amortization resulting from the acquisition of SPO.

Europe/Mediterranean Segment Operations. Vessel revenues in the Europe/Mediterranean segment increased by 60.1%, or $48.7 million, during the year ended December 31, 2022, as compared to the year ended December 31, 2021 primarily due to six additional active vessels in 2022 and 25.1% higher average day rates. Europe/Mediterranean segment active utilization also increased slightly from 88.1% to 90.6%. The increases are due to increased demand in the region as the industry recovers from the pandemic.

Operating profit for the Europe/Mediterranean segment was $18.8 million for the year ended December 31, 2022 compared to an operating loss of $17.0 million for the year ended December 31, 2021. This increase resulted from the higher revenue offset by $13.1 million in increased vessel operating costs largely attributable to higher personnel and consumables costs primarily due to the increased vessel activity.

West Africa Segment Operations. Vessel revenues in the West Africa segment increased by 150.6%, or $114.4 million, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, predominately due to the effect of the 24 vessel increase in active vessels acquired from SPO. In addition, average day rates increased by 26.6%, and active utilization increased from 66.3% to 80.9%.

The operating profit for the West Africa segment was $43.1 million for the year ended December 31, 2022, as compared to an operating loss of $17.0 million for the year ended December 31, 2021. This increase in profit resulted from the higher revenue offset by $49.3 million in increased vessel operating cost, $2.7 million in higher general and administrative costs, and $2.3 million in higher depreciation and amortization resulting from the acquisition of SPO.

Years Ended December 31, 2021 and 2020

Our total revenues for the years ended December 31, 2021 and December 31, 2020 were $371.0 million and $397.0 million, respectively. The decrease in revenue is primarily due to 11 less active vessels in the year ended December 31, 2021 than in the year ended December 31, 2020, primarily from our Americas segment. This segment was significantly affected by the decrease in demand caused by the pandemic. Offsetting the decrease in capacity was the increase in active utilization from 77.0% in 2020 to 80.1% in 2021. In addition, the decrease in revenue was impacted by average day rates which were 2.2% lower in 2021 than in 2020. The average day rates were driven by market conditions affected by the pandemic. The revenue effect from the pandemic began in the second quarter of 2020 and continued into the third and fourth quarters as our customers canceled contracts. The impact continued through most of the year 2021, only beginning to improve later in the year. Overall, Americas had the most negative impact, with Europe/Mediterranean and West Africa withstanding a harsh early impact but also experiencing the quickest recovery. Middle East and Asia Pacific both had the least impact from the pandemic with revenue increasing in both segments in 2021 compared to 2020. The individual segment discussions below reflect these impacts.

Vessel operating costs for the years ended December 31, 2021 and December 31, 2020 were $261.8 million and $268.8 million, respectively. The decrease is primarily due to a decrease in vessel activity, as we had 11 less active vessels in our fleet in the year ended December 31, 2021. Overall, our vessel personnel costs and insurance costs were lower in 2021 than 2020 due to cost management efforts associated with the COVID-19 downturn and several credits issued by our insurance carriers in 2021 related to vessel valuations and prior year estimates, but were partially offset by increased repair and maintenance costs due to the reactivation of stacked vessels in the latter part of 2021.

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

The net gain (loss) on asset dispositions for the year ended December 31, 2021 totaled $2.9 million of net losses, primarily from the sale of 19 vessels and other assets. One of the vessel sales was to a third-party operator, Jackson Offshore, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale. During the year ended December 31, 2020, we recognized net gains of $7.6 million related to the sale of 56 vessels and other assets.

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

During 2021, we recorded an $11.1 million loss on early extinguishment of debt consisting of make whole premiums and other related costs resulting from the extinguishment of our Senior Secured Notes and Troms offshore debt.

During the year ended December 31, 2021, we recognized foreign exchange losses of $0.4 million and for the year ended December 31, 2020, we recognized losses of $5.2 million. These foreign exchange losses were primarily the result of the revaluation of various foreign currency balances due to a strengthening of the US Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

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

Asia Pacific Segment Operations. Vessel revenues in the Asia Pacific segment increased $3.8 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The Asia Pacific average day rates were 18.8% higher for 2021 than for 2020. Asia Pacific segment active utilization increased from 75.0% to 94.5%.

Operating profit for the Asia Pacific segment was $4.9 million in 2021 compared to an operating profit of $2.1 million in 2020. The revenue increase was partially offset by $1.2 million in higher operating costs resulting from higher maintenance and supplies and $0.4 million increase in depreciation and amortization resulting from increased amortization of deferred drydock costs. General and administrative expenses were lower by $0.6 million due to ongoing cost reduction initiatives.

Middle East Segment Operations. Vessel revenues in the Middle East segment increased $1.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The Middle East average day rates were 1.7% higher for 2021 than for 2020. Middle East segment active utilization increased from 76.7% to 87.0%. Our Middle East segment was also only marginally affected by COVID-19.

Operating loss for the Middle East segment was $6.1 million in 2021 compared to an operating loss of $8.0 million in 2020. The revenue increase, supplemented with $1.4 million in lower operating costs, was partially offset by $1.3 million in higher depreciation and amortization resulting from increased amortization of deferred drydock costs. General and administrative expenses were lower by $0.3 million due to ongoing cost reduction.

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

Vessel Utilization and Average Rates by Segment

	Year Ended	Year Ended	Year Ended
SEGMENT STATISTICS:	December 31, 2022	December 31, 2021	December 31, 2020

Americas fleet:
Utilization	70.5%	56.6%	56.3%
Active utilization	80.8%	81.3%	85.7%
Average vessel day rates	$16,880	$13,282	$12,702
Average total vessels	34	37	49
Average stacked vessels	(4)	(11)	(17)
Average active vessels	30	26	32

Asia Pacific fleet:
Utilization	76.0%	94.5%	42.7%
Active utilization	81.6%	94.5%	75.0%
Average vessel day rates	$16,084	$10,519	$8,851
Average total vessels	14	5	11
Average stacked vessels	(1)	—	(5)
Average active vessels	13	5	6

Middle East fleet:
Utilization	82.6%	82.9%	72.5%
Active utilization	82.7%	87.0%	76.7%
Average vessel day rates	$9,293	$8,248	$8,110
Average total vessels	39	34	38
Average stacked vessels	—	(2)	(2)
Average active vessels	39	32	36

Europe/Mediterranean fleet:
Utilization	85.8%	62.3%	51.3%
Active utilization	90.6%	88.1%	89.8%
Average vessel day rates	$15,267	$12,201	$12,700
Average total vessels	27	29	35
Average stacked vessels	(1)	(9)	(15)
Average active vessels	26	20	20

West Africa fleet:
Utilization	69.5%	42.9%	37.0%
Active utilization	80.9%	66.3%	62.8%
Average vessel day rates	$11,048	$8,727	$9,638
Average total vessels	68	56	60
Average stacked vessels	(10)	(20)	(24)
Average active vessels	58	36	36

Worldwide fleet:
Utilization	75.4%	59.6%	51.8%
Active utilization	82.8%	80.1%	77.0%
Average vessel day rates	$12,754	$10,335	$10,563
Average total vessels	182	161	193
Average stacked vessels	(16)	(42)	(63)
Average active vessels	166	119	130

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of our utilization statistics.

We had 13, 27 and 35 stacked vessels including 8, 18 and 23 vessels, respectively, classified as assets held for sale in our fleet as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively. During 2022, we sold 12 vessels that had been designated as held for sale and two vessels from our active fleet. We also designated three vessels to assets held for sale and reactivated one vessel from assets held for sale into the active fleet in 2022. During 2021, we designated an additional seven vessels for disposition and sold nine vessels that had been designated as held for sale and re-activated three vessels from the assets held for sale back into the active fleet. In addition, we sold ten vessels from our active fleet in 2021.

Vessel Dispositions

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. Most of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by segment are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Number of vessels disposed by segment:
Americas	4	7	13
Asia Pacific	2	2	10
Middle East	1	2	3
Europe/Mediterranean	2	2	13
West Africa	5	6	17
Total	14	19	56

Vessel Commitments

In the fourth quarter of 2022, we contracted to build two Alucat crew boats for the African market. These vessels are expected to be complete in the fourth quarter of 2023 and cost approximately $3.5 million each. We made a $1.2 million down payment to start construction on these two vessels. In the fourth quarter of 2021, we contracted to build two new ocean-going tugs for the Africa market. These vessels are expected to be complete in 2023 and cost approximately $6.3 million each. We made a $2.3 million down payment to start construction on these two tugs. We did not build any vessels in the year ended December 31, 2020.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues are as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Personnel	$48,907	8%	$35,985	10%	$36,851	9%
Office and property	22,689	4%	12,371	3%	13,483	3%
Professional services	21,964	3%	14,308	4%	15,262	4%
Other	6,336	1%	5,507	1%	6,344	2%
Restructuring charges (A)	2,025	0%	345	0%	1,507	0%
	$101,921	16%	$68,516	18%	$73,447	18%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses were as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Vessel operations:
Continuing operations	$49,274	48%	$34,675	51%	$41,190	56%
Restructuring charges (A)	1,840	2%	270	0%	—	0%
Total vessel operations	51,114	50%	34,945	51%	41,190	56%
Corporate:
Continuing operations	50,622	50%	33,496	49%	30,750	42%
Restructuring charges (A)	185	0%	75	0%	1,507	2%
Total corporate	50,807	50%	33,571	49%	32,257	44%

Total	$101,921	100%	$68,516	100%	$73,447	100%

(A)	Restructuring charges for the years ended December 31, 2022 and 2021 include $2.0 million and $0.3 million, respectively, of severance and termination benefits.

General and administrative expenses for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily due to higher general and administrative costs associated with the Singapore and Dubai offices and professional fees and transaction costs (including severance costs) related to the SPO acquisition, which totaled $18.8 million for the year ended December 31, 2022. General and administrative expenses for the year ended December 31, 2021 decreased compared to the prior year primarily as a result of our continuing efforts to reduce overhead costs.

Liquidity, Capital Resources and Other Matters

As of December 31, 2022, we had $168.0 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently intend that earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations.

During 2022, we generated $40.2 million of cash from operating activities and received $13.6 million in proceeds from the sale of assets which was partially used to acquire SPO and the 51% equity interest in Sonatide owned by our former joint venture partner as well as funding $16.6 million in capital expenditures for the year. As a result, we ended the year 2022 with $13.7 million more in cash compared with the beginning of the year. We anticipate generating positive operating cash flows in 2023 net of drydock costs required to maintain our fleet. In addition, we anticipate generating proceeds from the sale of eight vessels held for sale valued at approximately $4.2 million and we expect to continue to invest in capital improvements, primarily to maintain our fleet and our information systems. Based on the current levels of activity in our industry and the anticipated levels of activity from our customers in response to increasing demand levels and pricing for oil and gas, we anticipate improved cash flow over the next several years sufficient to meet our obligations, including debt service, drydock costs and capital expenditures. We have no major obligations for capital expenditures, except for the previously mentioned Alucat crew boats and ocean-going tugs, or scheduled repayments of debt until the Nordic bonds mature in November 2026.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. We have a $25.0 million revolving credit facility (RCF) which matures in 2026. No amounts have been drawn on this facility. As of December 31, 2022, we had $175.0 million of long-term debt on our consolidated balance sheet of which none is due until late 2026. The Senior Secured Bonds due November 2026 (the 2026 Notes) contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants. We believe cash and cash equivalents, availability under our RCF and future net cash provided by operating activities, provide us with sufficient liquidity to meet our liquidity requirements. We also have an “at-the-market” offering registered with the SEC under which we may offer and sell shares of our common stock, having an aggregate offering price of up to $30.0 million from time to time through the Agents acting as a sales agent or directly to the Agents acting as a principal. We expect to use the net proceeds from the sale of the securities covered by these offerings for general corporate purposes, which may include repayment or refinancing of indebtedness, working capital, capital expenditures, investments, acquisitions and other business opportunities.

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

No shares were repurchased during the years ended December 31, 2022, 2021 and 2020. Please refer to Note (11) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Dividends

There were no dividends declared during the years ended December 31, 2022, 2021 and 2020. Please refer to Note (11) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by or used in operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net loss	$(22,193)	$(129,660)
Depreciation and amortization	83,522	73,223
Amortization of deferred drydocking and survey costs	35,638	41,321
Amortization of debt premiums and discounts	1,679	3,171
Provision (benefit) for deferred income taxes	36	(1,287)
Gain (loss) on asset dispositions, net	(250)	2,901
Gain on bargain purchase	(1,300)	—
Affiliate credit loss impairment expense	—	400
Long-lived asset impairments and other	714	15,643
Loss on warrants	14,175	—
Loss on debt extinguishment	—	11,100
Stock based compensation expense	7,372	5,638
Deferred drydocking and survey costs	(56,000)	(27,282)
Changes in operating assets and liabilities, net of effects of business acquisition	(23,167)	19,838
Net cash provided by operating activities	$40,226	$15,006

Net cash provided by operating activities for the year ended December 31, 2022, of $40.2 million reflects a net loss of $22.2 million, non-cash impairments of $0.7 million, non-cash depreciation and amortization of $119.2 million, stock-based compensation expense of $7.4 million, and loss on warrants of $14.2 million. Changes in operating assets and liabilities used $23.2 million in cash, reflecting additional investments in working capital as a result of the increase in business activity. We paid $56.0 million for regulatory drydocks in 2022.

Net cash used by operating activities for the year ended December 31, 2021, of $15.0 million reflects a net loss of $129.7 million, non-cash impairments of $16.0 million, non-cash depreciation and amortization of $114.5 million, a net loss on asset dispositions of $2.9 million, stock-based compensation expense of $5.6 million, and loss on debt extinguishment of $11.1 million. Changes in operating assets and liabilities provided $20.0 million in cash while amounts due to/from affiliates used $0.1 million in cash. We paid $27.3 million for regulatory drydocks in 2021.

Investing Activities

Net cash provided by investing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Proceeds from sales of assets	$13,568	$34,010
Acquisitions, net of cash acquired	(20,740)	—
Additions to properties and equipment	(16,637)	(8,951)
Net cash provided by investing activities	$(23,809)	$25,059

Net cash used in investing activities for the year ended December 31, 2022, was $23.8 million, reflecting proceeds of $13.6 million related to the disposal of 14 vessels. Acquisitions included $19.7 million for the purchase of SPO and $1.0 million to acquire the 51% equity interest in Sonatide owned by our former joint venture partner. Additions to property and equipment were comprised of $16.6 million, primarily for the down payment on two Alucat crew boats, upgrades to our existing fleet and continued enhancements to our current enterprise software system.

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

Financing Activities

Net cash used in financing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Proceeds from stock offering	$187,832	$—
Repurchase of SPO acquisition warrants	(187,832)	—
Issuance of long-term debt	—	172,375
Principal payments on long-term debt	—	(198,918)
Debt extinguishment premium	—	(7,781)
Debt issuance and modification costs	(393)	(5,737)
Tax on share-based awards	(2,323)	(953)
Net cash used in financing activities	$(2,716)	$(41,014)

Financing activities for the year ended December 31, 2022, used $2.7 million of cash, including $0.3 million of debt issuance and modification costs related to our 2026 notes and $2.3 million in taxes paid on share-based awards. We also received $187.8 million in proceeds from two offerings of our common stock. These proceeds were used to repurchase the outstanding SPO acquisition warrants issued in connection with the acquisition of SPO.

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

Legal Proceedings

We are named defendants or parties in certain lawsuits, claims or proceedings incidental to or arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows. Please refer to Note (12) - “Commitments and Contingencies” to the accompanying Consolidated Financial Statements.

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

The “Nature of Operations and Summary of Significant Accounting Policies”, as described in Note (1) to the Consolidated Financial Statements, should be read in conjunction with this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

Business Combination

On April 22, 2022 (the “Acquisition Date”) we completed our business combination with SPO. Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Acquisition Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities require judgments and assumptions. Adjustments might be made to these estimates during the measurement period subsequent to the Acquisition Date. These adjustments could be material. Please refer to Note (2) - “Acquisitions” to the Consolidated Financial Statements for further details on the impact of this business combination on our consolidated financial statements.

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

We estimate future cash flows based upon historical data adjusted for our best estimate of expected future market performance, which, in turn, is based on industry trends. The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates and average daily operating expenses. These estimates are made based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As our fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

If an asset group fails the undiscounted cash flow test, we estimate the fair value of each asset group and compare such estimated fair value to the carrying value of each asset group in order to determine if impairment exists.

Management estimates the fair value of each vessel in an asset group considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service and actual recent sales of similar vessels, among others. Third party appraisals, broker values or internal valuations based on recent sale activity are utilized for vessels expected to be sold as an operating vessel. We leverage information for vessels in a similar class, similar age, or similar specification to be used as a basis of fair value for vessels expected to be sold. Internal valuations are also prepared for vessels expected to be sold for recycling utilizing an estimated recycle value per lightweight ton based on the vessel location, the weight of the vessel and recent recycling activity. We record an impairment charge when the carrying value of an asset group exceeds its estimated fair value. In previous years, we sought opportunities to dispose of our older vessels when market conditions warranted and opportunities would arise. As a result, vessel dispositions would vary from year to year, and gains (losses) on sales of assets would also fluctuate significantly from period to period. Most of our vessels were sold to buyers with whom we do not compete in the offshore energy industry. We continue to employ that strategy, but to a lesser extent. When circumstances warrant we review our fleet and make decisions to remove assets that are not considered to be part of our long-term plans. In these circumstances, we will reclassify the identified vessels as held for sale and, if necessary, we will revalue these vessels to net realizable value. We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while searching for a buyer. We establish ranges that in many cases have scrap value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, please refer to Note (1) - “Nature of Operations and Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements.

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

Senior Secured Bonds

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for a discussion on our outstanding debt.

Because the terms on the Senior Secured Bonds due November 2026 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective Senior Secured Bonds, as of December 31, 2022, would change with a 100 basis-point increase or decrease in market interest rates.

(In Thousands)	Outstanding	Estimated	100 Basis	100 Basis
	Value	Fair Value	Point Increase	Point Decrease
Total	$175,000	$177,300	$171,848	$183,251

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We may enter into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of these instruments, and as a result, no gains or losses are recognized. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. We had no derivative instruments as of December 31, 2022 and 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Swire Pacific Offshore Holdings Ltd. from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Swire Pacific Offshore Holdings Ltd. from our audit of internal control over financial reporting. Swire Pacific Offshore Holdings Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 23.6% and 23.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions

As described in Notes 1 and 6 to the consolidated financial statements, the gross unrecognized tax benefits balance was approximately $177.4 million as of December 31, 2022. Management records uncertain tax positions on the basis of a two-step process in which (i) management determines whether it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes during any given year.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management in determining the uncertain tax positions that require recognition as it is more likely than not that the tax positions would be sustained on the basis of the technical merits of the position based on the interpretation of related tax laws and regulations, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of uncertain tax positions based on management’s interpretation of tax laws and regulations, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

Acquisition of Swire Pacific Offshore Holdings LTD - Valuation of Property and Equipment

As described in Note 2 to the consolidated financial statements, in April 2022, the Company acquired Swire Pacific Offshore Holdings Ltd. (‘SPO’) for total consideration of $215.5 million. Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the closing date under the acquisition method of accounting. Management recorded property and equipment acquired at an estimated fair value of approximately $171.0 million. The fair values of the offshore support vessels were estimated by applying both an income approach, using projected discounted cash flows, and a replacement cost approach. Assumptions utilized in the valuation included expected day rates, utilization, discount rate, tax rate, economic obsolescence factors, operating costs, useful lives, and cost saving synergies from the operation of the Company and SPO as a single fleet.

The principal considerations for our determination that performing procedures relating to the valuation of property and equipment acquired in the acquisition of SPO is a critical audit matter are, (i) the significant judgment by management when developing the fair value estimate of the property and equipment acquired, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected day rates, utilization, discount rate, economic obsolescence factors, operating costs, and cost saving synergies; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the operating effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the property and equipment acquired. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate of the property and equipment acquired; (iii) evaluating the appropriateness of the discounted cash flow and replacement cost approaches; (iv) testing the completeness and accuracy of underlying data used in the approaches; (v) evaluating significant assumptions used by management related to expected day rates, utilization, discount rate, economic obsolescence factors, operating costs, and cost saving synergies. Evaluating management’s significant assumptions related to expected day rates, utilization, operating costs and cost saving synergies involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the acquired property and equipment; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and replacement cost approaches and (ii) the reasonableness of the discount rate and economic obsolescence factors assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2023

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tidewater Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tidewater Inc. and subsidiaries (the "Company") as of December 31, 2020 (not presented herein), the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2020 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche

Houston, Texas

March 4, 2021 (February 27, 2023 as to Note 14)

We began serving as the Company's auditor in 2004. In 2021 we became the predecessor auditor.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$164,192	$149,037
Restricted cash	1,241	1,240
Trade and other receivables, less allowance for credit losses of $2,362 and $1,948 as of December 31, 2022 and 2021, respectively	156,465	86,503
Due from affiliates, less allowance for credit losses of $11,698 and $72,456 as of December 31, 2022 and 2021, respectively	—	70,134
Marine operating supplies	30,830	12,606
Assets held for sale	4,195	14,421
Prepaid expenses and other current assets	20,985	8,731
Total current assets	377,908	342,672
Net properties and equipment	796,655	688,040
Deferred drydocking and survey costs	61,080	40,734
Indemnification assets	28,369	—
Other assets	33,644	24,334
Total assets	1,297,656	1,095,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	38,946	20,788
Accrued expenses	105,518	51,734
Due to affiliates	—	61,555
Other current liabilities	50,323	23,865
Total current liabilities	194,787	157,942
Long-term debt	169,036	167,885
Other liabilities	67,843	68,184

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized. 50,554,179 and 41,307,617 shares issued and outstanding at December 31, 2022 and 2021, respectively	51	41
Additional paid-in capital	1,556,990	1,376,494
Accumulated deficit	(699,649)	(677,900)
Accumulated other comprehensive income	8,576	2,668
Total stockholders’ equity	865,968	701,303
Noncontrolling interests	22	466
Total equity	865,990	701,769
Total liabilities and equity	$1,297,656	$1,095,780

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Vessel revenues	$641,404	$361,569	$386,174
Other operating revenues	6,280	9,464	10,864
Total revenue	647,684	371,033	397,038
Costs and expenses:
Vessel operating costs	397,301	261,814	268,780
Costs of other operating revenues	2,130	2,231	3,405
General and administrative	101,921	68,516	73,447
Depreciation and amortization	119,160	114,544	116,709
(Gain) loss on asset dispositions, net	(250)	2,901	(7,591)
Affiliate credit loss impairment expense	—	400	52,981
Affiliate guarantee obligation	—	—	2,000
Long-lived asset impairments and other	714	15,643	74,109
Total costs and expenses	620,976	466,049	583,840
Operating income (loss)	26,708	(95,016)	(186,802)
Other income (expense):
Foreign exchange loss	(2,827)	(369)	(5,245)
Equity in net earnings (losses) of unconsolidated companies	(221)	(3,322)	164
Dividend income from unconsolidated company	—	—	17,150
Interest income and other, net	5,397	1,605	1,228
Loss on warrants	(14,175)	—	—
Loss on early extinguishment of debt	—	(11,100)	—
Interest and other debt costs, net	(17,189)	(15,583)	(24,156)
Total other expense	(29,015)	(28,769)	(10,859)
Loss before income taxes	(2,307)	(123,785)	(197,661)
Income tax (benefit) expense	19,886	5,875	(965)
Net loss	(22,193)	(129,660)	(196,696)
Less: Net losses attributable to noncontrolling interests	(444)	(691)	(454)
Net loss attributable to Tidewater Inc.	$(21,749)	$(128,969)	$(196,242)
Basic loss per common share	$(0.49)	$(3.14)	$(4.86)
Diluted loss per common share	$(0.49)	$(3.14)	$(4.86)
Weighted average common shares outstanding	44,132	41,009	40,355
Dilutive effect of warrants, restricted stock units and stock options	—	—	—
Adjusted weighted average common shares	44,132	41,009	40,355

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Net loss	$(22,193)	$(129,660)	$(196,696)
Other comprehensive income (loss):
Unrealized loss on note receivable	(496)	—	—
Change in supplemental executive retirement plan pension liability	4,561	(763)	(2,309)
Change in pension plan minimum liability	1,843	4,235	1,741
Total comprehensive loss	$(16,285)	$(126,188)	$(197,264)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
		Additional		other
(In Thousands)	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2019	$40	1,367,521	(352,526)	(236)	1,611	$1,016,410
Total comprehensive loss	—	—	(196,242)	(568)	(454)	(197,264)
Adoption of credit loss accounting standard	—	—	(163)	—	—	(163)
Issuance of common stock	1	(1)	—	—	—	—
Amortization of share-based awards	—	4,289	—	—	—	4,289
Balance at December 31, 2020	41	1,371,809	(548,931)	(804)	1,157	823,272
Total comprehensive loss	—	—	(128,969)	3,472	(691)	(126,188)
Amortization of share-based awards	—	4,685	—	—	—	4,685
Balance at December 31, 2021	41	1,376,494	(677,900)	2,668	466	701,769
Total comprehensive loss	—	—	(21,749)	5,908	(444)	(16,285)
Issuance of common stock	10	192,881	—	—	—	192,891
SPO Acquisition Warrants	—	176,823	—	—	—	176,823
Repurchase of SPO Acquisition Warrants	—	(194,256)	—	—	—	(194,256)
Amortization of share-based awards	—	5,048	—	—	—	5,048
Balance at December 31, 2022	$51	1,556,990	(699,649)	8,576	22	$865,990

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(22,193)	$(129,660)	$(196,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	83,522	73,223	73,030
Amortization of deferred drydocking and survey costs	35,638	41,321	43,679
Amortization of debt premiums and discounts	1,679	3,171	3,961
Provision (benefit) for deferred income taxes	36	(1,287)	1,224
(Gain) loss on asset dispositions, net	(250)	2,901	(7,591)
Gain on bargain purchase	(1,300)	—	—
Affiliate credit loss impairment expense	—	400	52,981
Affiliate guarantee obligation	—	—	2,000
Long-lived asset impairments and other	714	15,643	74,109
Loss on warrants	14,175	—	—
Loss on debt extinguishment	—	11,100	—
Stock-based compensation expense	7,372	5,638	5,117
Changes in operating assets and liabilities, net:
Trade and other receivables	(4,129)	26,120	(2,606)
Due to/from affiliate, net	(20)	(123)	11,949
Marine operating supplies	(14,611)	1,365	2,588
Prepaid expenses and other current assets	(4,899)	2,961	4,264
Accounts payable	16,481	3,807	(10,520)
Accrued expenses	(1,340)	(688)	(17,551)
Other current liabilities	(555)	(8,920)	8,685
Other liabilities	(10,930)	(6,849)	(20,002)
Deferred drydocking and survey costs	(56,000)	(27,282)	(33,271)
Other, net	(3,164)	2,165	8,636
Net cash provided by operating activities	40,226	15,006	3,986
Cash flows from investing activities:
Proceeds from sales of assets	13,568	34,010	38,296
Acquisitions, net of cash acquired	(20,740)	—	—
Additions to properties and equipment	(16,637)	(8,951)	(14,900)
Net cash provided by (used in) investing activities	(23,809)	25,059	23,396
Cash flows from financing activities:
Proceeds from stock offering	187,832	—	—
Repurchase of SPO acquisition warrants	(187,832)	—	—
Issuance of long-term debt	—	172,375	—
Principal payments on long-term debt	—	(198,918)	(98,080)
Debt extinguishment premium	—	(7,781)	—
Debt issuance and modification costs	(393)	(5,737)	—
Tax on share-based award	(2,323)	(953)	(828)
Other	—	—	(857)
Net cash used in financing activities	(2,716)	(41,014)	(99,765)
Net change in cash, cash equivalents and restricted cash	13,701	(949)	(72,383)
Cash, cash equivalents and restricted cash at beginning of period	154,276	155,225	227,608
Cash, cash equivalents and restricted cash at end of period	$167,977	$154,276	$155,225

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$15,554	$13,747	$21,235
Income taxes	$22,275	$19,013	$13,018
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$162,648	$—	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$162,648	$—	$—
Repurchase of SPO Acquisition Warrants	$1,365	$—	$—

Cash, cash equivalents and restricted cash at December 31, 2022 and 2021 includes $2.5 million and $4.0 million, respectively, in long-term restricted cash.

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide offshore support vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of offshore marine service vessels. Our revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet (utilization) and the price we charge for these services (day rate). The level of our business activity is driven by the amount of installed offshore oil and gas production facilities, the level of offshore drilling and exploration activity, and the general level of offshore construction projects such as pipeline and windfarm construction and support. Our customers’ offshore activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on the respective levels of supply and demand for crude oil and natural gas and the outlook for such levels.

In 2022, we acquired Swire Pacific Offshore Holdings Ltd., a limited company organized under the laws of Bermuda (SPO), which owns 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East.

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

Reporting Segments

Reporting business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our segments are based on geographic markets: the Americas segment, which includes the U.S. Gulf of Mexico (GOM), Trinidad, Mexico and Brazil; the Asia Pacific segment, which includes Southeast Asia and Australia; the Middle East segment, which includes Saudi Arabia, United Arab Emirates, India and East Africa; the Europe/Mediterranean segment, which includes the United Kingdom, Norway and Egypt; and the West Africa segment, which includes Angola and other coastal regions of West Africa. Please refer to Note (14) - “Segment Information, Geographical Data and Major Customers” for changes in our reporting segments in 2022 as a result of the SPO acquisition.

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

Net Properties and Equipment

The following are summaries of net properties and equipment:

(In Thousands)	December 31,	December 31,
	2022	2021
Properties and equipment:
Vessels and related equipment	$1,070,821	$898,649
Other properties and equipment	35,819	19,625
	1,106,640	918,274
Less accumulated depreciation and amortization	309,985	230,234
Net properties and equipment	$796,655	$688,040

As of  December 31, 2022, we owned 191 offshore support vessels, including eight that were classified as assets held for sale in current assets. Excluding the eight vessels held for sale, we owned 183 vessels, 178 of which were actively employed and five of which were stacked. As of December 31, 2021, we owned 153 offshore support vessels, including 18 that were classified as assets held for sale in current assets. Excluding the 18 vessels held for sale, we owned 135 vessels, 126 of which were actively employed and nine of which were stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are removed from stack when they are returned to active service, sold or otherwise disposed. We consider our current stacked vessels to be available for return to service. Stacked vessels are considered to be in service and are included in our utilization statistics. Please refer to Note (8) - “Assets Held for Sale, Asset Sales and Asset Impairments” for additional discussion of our assets held for sale including any reclassifications to or from the active fleet and any impairments associated with classification as assets held for sale.

In the fourth quarter of 2022, we contracted to build two Alucat crew boats for the African market. These vessels are expected to be completed in the fourth quarter of 2023 and cost approximately $3.5 million each. We made a $1.2 million down payment to start construction on these two vessels. In the fourth quarter of 2021, we contracted to build two ocean-going tugs for the Africa market. These vessels are expected to be complete in 2023 and cost approximately $6.3 million each. We made a $2.3 million down payment to start construction on these two tugboats.

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

We estimate future cash flows based upon historical data adjusted for our best estimate of expected future market performance, which, in turn, is based on industry trends. The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates and average daily operating expenses. These estimates are made based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As our fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

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

Please refer to Note (8) - “Assets Held for Sale, Asset Sales and Asset Impairments” for a discussion of our evaluations of long-lived assets for impairment during the years ended December 31, 2022, 2021 and 2020.

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

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at  December 31, 2022.

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

The components of basic and diluted earnings (loss) per share, are as follows:

(In Thousands, except per share and incremental "in-the-money" data)	Year Ended December 31,
	2022	2021	2020
Net loss available to common shareholders	$(21,749)	$(128,969)	$(196,242)
Weighted average outstanding shares of common stock, basic	44,132	41,009	40,355
Dilutive effect of options, warrants and stock awards	—	—	—
Weighted average common stock and equivalents	44,132	41,009	40,355

Loss per share, basic	$(0.49)	$(3.14)	$(4.86)
Loss per share, diluted	$(0.49)	$(3.14)	$(4.86)

Additional information:
Incremental "in-the-money" options, warrants, and restricted stock units outstanding at the end of the period (A)	1,863,233	2,345,948	2,235,310

(A)	For years ended December 31, 2022, 2021 and 2020 we also had 5,923,399 shares of “out-of- the-money” warrants outstanding at the end of each period.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade and other receivables from a variety of domestic, international and national energy companies. We manage our exposure to risk by performing ongoing credit evaluations of our customers’ financial condition and may at times require prepayments or other forms of collateral. In prior years, we had net receivable balances related to joint ventures in which we own less than 50%. We review and evaluate these receivables for collectability in a similar manner as we evaluate trade receivables. We maintain an allowance for credit loss based on expected collectability and do not believe we are generally exposed to concentrations of credit risk that are likely to have a material adverse impact on our financial position, results of operations, or cash flows.

Stock-Based Compensation

Stock-based compensation transactions are accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Comprehensive Income (Loss)

We report total comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) is comprised of any minimum pension liability for our U.S. Defined Benefits Pension Plans and an unrealized loss on a note receivable.

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

Our cash equivalents, which are securities with maturities less than 90 days, are held in commercial paper, money market funds or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.

In the second quarter of 2022, we exchanged $8.6 million in accounts receivable with PEMEX, the Mexican national oil company, for an equal face value amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Bonds). The PEMEX Bonds are classified as “available for sale.” As of December 31, 2022, we have recorded $0.5 million in mark-to-market losses related to the fair value (Level 2) of the PEMEX Bonds in other comprehensive income.

In addition, we disclose the fair value of our long-term debt (Level 2) in Note 4 and the fair value of our assets held for sale (Level 3) in Note 8.

Governmental Assistance

During 2022, we received the following governmental assistance:

●

$1.3 million in governmental assistance primarily related to the employee retention credit included in the Coronavirus Aid, Relief and Economic Security Act (CARES). These proceeds reduced our general and administrative expenses in our Consolidated Statement of Operations;

●	$5.3 million in wage and sick cost refunds from the Norwegian government which reduced our vessel operating costs in our Consolidated Statement of Operations.

Recently Adopted Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

On June 16, 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments–Credit Losses, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (ii) loan commitments and certain other off-balance sheet credit exposures, (iii) debt securities and other financial assets measured at fair value through other comprehensive income and (iv) beneficial interests in securitized financial assets.

Expected credit losses are recognized on the initial recognition of our trade accounts receivable. In each subsequent reporting period, even if a loss has not yet been incurred, credit losses are recognized based on the history of credit losses and current conditions, as well as reasonable and supportable forecasts affecting collectability. We developed an expected credit loss model applicable to our trade accounts receivable and contract assets that considers our historical performance and the economic environment, as well as the credit risk and its expected development for each group of customers that share similar risk characteristics. We segmented our trade accounts receivable and contract assets by type of client, except for individual account balances that have deteriorated in credit quality, which are evaluated individually. We then determine, for each of these client asset groups, the average expected credit loss utilizing our actual credit loss experience over the last five years, which was adjusted as discussed above, and was applied to the balance attributable to each segment in our trade accounts receivable and contract asset balances. We review and evaluate our net receivables due from joint ventures for collectability in a similar manner as we evaluate trade receivables. This standard was adopted through a cumulative-effect adjustment to the accumulated deficit as of January 1, 2020, which is the beginning of the first period in which this guidance is effective. Adopting this standard on January 1, 2020 increased the allowance for expected credit losses by approximately $0.2 million.

Activity in the allowance for credit losses for the three years ended December 31, 2022 is as follows:

	Trade	Due
(In Thousands)	and	from
	Other Receivables	Affiliate
Balance at January 1, 2020	$70	$20,083
Cumulative effect adjustment upon adoption of standard	163	—
Current period provision for expected credit losses	1,283	52,981
Other	—	(1,264)
Balance at December 31, 2021	$1,516	$71,800
Current period provision for expected credit losses	838	400
Write offs	(406)	—
Other	—	256
Balance at December 31, 2021	$1,948	$72,456
Current period provision for expected credit losses	414	—
Acquisition of Sonatide joint venture	—	(59,678)
Other	—	(1,080)
Balance at December 31, 2022	$2,362	$11,698

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

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires disclosures about the types of government assistance that we received, our accounting for the governmental assistance and its effect on our financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted, and the disclosures can be applied either prospectively at the date of initial application or retrospectively. We adopted this standard on January 1, 2022, and we have included the required prospective disclosures in Note (1) for the year ending December 31, 2022.

Recently Issued Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Topic 805, Business Combinations to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for annual and interim periods beginning after December 15, 2022 with early adoption permitted. We will adopt this standard on January 1, 2023 and we do not expect it to have a material impact on our consolidated financial statements and related disclosures.

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

(2)     ACQUISITIONS

Swire Pacific Holdings Ltd

On April 22, 2022 (Closing Date), we acquired Swire Pacific Offshore Holdings Ltd., a limited company organized under the laws of Bermuda (SPO), which owns 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. On the Closing Date, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which is exercisable at $0.001 per share for one share of our common stock (SPO Acquisition Warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million. Our consolidated statements of operations from the Closing Date through December 31, 2022, include SPO revenues and net earnings of $149.7 million and $14.8 million, respectively.

Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The fair value estimates below are subject to adjustment during the measurement period subsequent to the Closing Date, primarily consisting of the final valuation for various working capital items, tax and other liabilities existing on the Closing Date. During the third quarter of 2022, we agreed to a final working capital adjustment and received an $8.8 million refund which was $8.0 million higher than originally estimated in the provisional amounts we assigned to the SPO assets acquired and liabilities assumed. As a result, we adjusted the purchase price allocation accordingly. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgment and assumptions. Adjustments may be made to these estimates during the measurement period and those adjustments could be material. We initially classified the SPO Acquisition Warrants issued in the acquisition as liabilities subject to mark-to-market fair value adjustment, however in connection with an amendment to the acquisition agreement, we reclassified the warrants as equity on June 24, 2022. See Note 11 for additional details regarding the initial accounting for the SPO Acquisition Warrants and the accounting subsequent to the amendment.

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Closing Date and were as follows:

(In Thousands)

Assets
Cash	$33,152
Trade and other receivables	64,621
Marine operating supplies	5,122
Assets held for sale	2,500
Prepaid expenses and other current assets	4,174
Net properties and equipment	171,007
Indemnification assets (A)	32,279
Other assets	1,153
Total assets	314,008

Liabilities
Accounts payable	1,594
Accrued expenses	54,924
Other current liabilities	25,103
Other liabilities	16,886
Total liabilities	98,507

Net assets acquired	215,501

(A)	Consists primarily of tax liabilities existing at the Closing Date that are recorded in other current liabilities and other liabilities.

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, valuation and other professional fees totaling $18.8 million for the year ended December 31, 2022.

Property and equipment acquired in the business combination consisted primarily of offshore support vessels. We recorded property and equipment acquired at an estimated fair value of approximately $171.0 million. The fair values of the offshore support vessels were estimated by applying both an income approach, using projected discounted cash flows, and a replacement cost approach. Assumptions utilized in the valuation included expected day rates, utilization, discount rate, tax rate, economic obsolescence factors, operating costs, useful lives, and cost saving synergies from the operation of the Company and Swire as a single fleet. We estimate that the remaining useful lives for the vessels acquired fall in the range of one to 16 years, based on an original estimated useful life of 20 years. No goodwill was recognized in connection with this business combination.

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

(In Thousands)

	Year ended	Year ended
	December 31, 2021	December 31, 2022

Revenues	$578,506	$714,783

Net loss	(143,509)	(22,899)

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

The acquisition date was January 3, 2022 (Sonatide Closing Date). However, we used a convenience date of January 1, 2022 for the acquisition and have recorded activity from the beginning of the year. Revenues and net losses of Sonatide from the Sonatide Closing Date included in our consolidated statements of operations were $2.3 million and $0.8 million for the year ended December 31, 2022, respectively.

Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Sonatide Closing Date under the acquisition method of accounting. No adjustments have been made to the initial fair values assigned and we have finalized the fair values of the assets acquired and liabilities assumed.

The amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Sonatide Closing Date and were as follows:

(In Thousands)

Assets
Current assets	$12,894
Net properties and equipment and other assets	2,907
Total assets	15,801
Liabilities
Current liabilities	283
Other liabilities	2,995
Total liabilities	3,278

Net assets acquired	11,223
Bargain purchase gain	$1,300

The bargain purchase gain of $1.3 million is included in our consolidated statement of operations for the year ended December 31, 2022 under the caption “Interest income and other, net.” Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the years ended December 31, 2022 and 2021, respectively.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2021. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) a reduction in commission expense previously payable to the joint venture which has been eliminated. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination. The pro forma revenues and net loss, assuming the acquisition had occurred on January 1, 2021, for the twelve months ended December 31, 2021 were $375.4 million and $129.9 million, respectively.

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

Refer to Note (14) for revenue by segment and in total for the worldwide fleet.

Contract Balances

Trade accounts receivable are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. At December 31, 2022, we had $4.7 million and $4.3 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we have $2.2 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities, which will be recognized during the year ending December 31, 2023. At  December 31, 2021, we had $1.8 million and $2.6 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we had $0.6 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities all of which were recognized during the year ended December 31, 2022.

(4)     DEBT

The following table summarizes debt outstanding based on stated maturities:

(In Thousands)	December 31,	December 31,
	2022	2021
Senior secured bonds:
8.50% Senior secured bonds due November 2026	$175,000	$175,000
Debt discount and issuance costs	(5,964)	(7,115)
Total long-term debt	$169,036	$167,885

Senior Secured Bonds due November 2026 (the 2026 Notes)

On November 16, 2021, we completed an offering of $175.0 million aggregate principal amount of the 2026 Notes. The bonds were privately placed at an issue price of 98.5%. We used the net proceeds from the offering (i) to redeem our 8% Senior Secured Notes due 2022, (ii) to discharge our Troms offshore debt and (iii) for general corporate purposes, including fees and expenses related to the foregoing actions and recognized a $11.1 million loss on debt extinguishment resulting from costs and expenses incurred in connection with this transaction.

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

The 2026 Notes will mature on November 16, 2026. Interest on the 2026 Notes accrue at a rate of 8.5% per annum and are payable semi-annually in arrears in May and November of each year, beginning May 2022. Each month, we deposit into a debt service reserve account, an amount equal to one-sixth its next interest payment obligation which is classified as restricted cash on the balance sheet at December 31, 2022 and 2021. We have pledged this bank account to secure payment of the 2026 Notes. Prepayment of the 2026 Notes prior to May 2024 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The 2026 Notes contain two financial covenants: (i) a minimum free liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. We are currently in compliance with these covenants. Our ability to issue an additional $25.0 million of notes under the Bond Terms is subject to compliance with a minimum vessel loan to value ratio and a maximum net leverage ratio. Our ability to make certain distributions to our stockholders is not allowed for the first two years and is thereafter subject to certain limits, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The 2026 notes are also subject to (i) customary vessel management and insurance covenants in the vessel mortgages, and (ii) negative covenants as set forth in the Bond Terms and in the Guarantee Agreement between us, Nordic Trustee AS as Security Agent and the Guarantors. The Bond Terms also contains certain customary events of default.

As of  December 31, 2022 the fair value of the 2026 Notes was $177.3 million which was determined using observable market-based input or level two on the fair value hierarchy.

Credit Facility Agreement

On November 16, 2021, we entered into a Super Senior Revolving Credit Facility Agreement (the Credit Facility Agreement) with DNB Bank ASA, New York Branch, as Facility Agent, and Nordic Trustee AS, as Security Trustee. The Credit Facility Agreement takes precedence over all other debt, if and when drawn.

The Credit Facility Agreement matures on November 16, 2026 and provides $25.0 million for general corporate purposes. All amounts owed under the Credit Facility Agreement are secured by the same collateral that secures the 2026 Notes, and such collateral is to be shared in accordance with the priorities established in the Intercreditor Agreement among the Facility Agent, the Company, certain subsidiaries thereof, Nordic Trustee AS and certain other parties. No amounts have been drawn on this credit facility.

Loans under the Credit Facility Agreement will bear interest, at our option, either at a rate based on the prime rate published in the Wall Street Journal, or at LIBOR, plus 4% in either case. LIBOR, which is expected to be discontinued as an interest rate benchmark, is subject to customary provisions for replacement by the secured overnight financing rate as published by the Federal Reserve Bank of New York.

The Credit Facility Agreement includes covenants and events of default that are substantially the same as those provided in the Bond Terms, including covenants that limit liens, indebtedness, fundamental changes, dispositions, distributions, third party credit support, and transactions with affiliates. The Credit Facility Agreement also contains the same two financial covenants as are found in the Bond Terms. The Credit Facility Agreement contains certain equity cure rights with respect to such financial covenants. The Credit Facility Agreement contains mandatory prepayment obligations if (i) the aggregate fair market value, determined by independent appraisal, of the vessel collateral is less than $75.0 million, or (ii) aggregate nominal amount of the outstanding Bonds is less than $75.0 million.

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

During 2021, we repurchased $11.8 million of the Senior Secured Notes in open market transactions.

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

An amendment and restatement were executed in December 2020 which included an obligation to prepay an additional amount that would not exceed $45.0 million. The prepayment associated with this amendment and restatement was $23.3 million for the year ended December 31, 2021. The Troms offshore debt was also prepaid in full in November 2021 with a portion of the proceeds from the 2026 Notes.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred are as follows:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Total interest and debt costs incurred	$17,413	$15,607	$24,156
Less: interest costs capitalized	(224)	(24)	—
Total interest and debt costs	$17,189	$15,583	$24,156

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We maintained the following balances with our unconsolidated affiliates:

(In Thousands)	December 31,	December 31,
	2022	2021
Due from affiliates:
Angolan joint venture (Sonatide)	$—	$49,011
Nigerian joint venture (DTDW)	—	21,123
	—	70,134
Due to affiliates:
Sonatide	$—	$40,432
DTDW	—	21,123
	—	61,555
Due from affiliates, net of due to affiliates	$—	$8,579

Amounts due from Sonatide

Amounts due from Sonatide (Due from affiliate in the consolidated balance sheets) at  December 31, 2021 of approximately $49.0 million represent cash received by Sonatide from customers and due to us, amounts due from customers that are expected to be remitted to us through Sonatide and costs incurred by us on behalf of Sonatide. The following table displays the activity in the due from affiliate account related to Sonatide for the periods indicated:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Due from Sonatide at beginning of year	$49,011	$41,623	$89,246
Revenue earned by the company through Sonatide	—	41,775	44,254
Less amounts received from Sonatide	—	(26,429)	(36,160)
Less amounts used to offset Due to Sonatide obligations (A)	—	(8,530)	(11,848)
Less impairment of due from affiliate	—	(400)	(40,900)
Write off of due from affiliate in connection with the acquisition	(49,011)	—	—
Other	—	972	(2,969)
	$—	$49,011	$41,623

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

In January 2022, we acquired the 51% interest of Sonatide previously held by our partner, which has resulted in Sonatide becoming a wholly-owned subsidiary. Refer to Note (2) for discussion of the acquisition.

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

Amounts due to Sonatide

Amounts due to Sonatide (Due to affiliate in the consolidated balance sheets) at December 31, 2021 of approximately $40.4 million, primarily represents commissions payable and other costs paid by Sonatide on our behalf. The following table displays the activity in the due to affiliate account related to Sonatide for the periods indicated:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Due to Sonatide at beginning of year	$40,432	$32,767	$31,475
Plus commissions payable to Sonatide	—	3,832	4,152
Plus amounts paid by Sonatide on behalf of the company	—	10,914	9,037
Less amounts used to offset Due from Sonatide obligations (A)	—	(8,530)	(11,848)
Write off of due to affiliate in connection with the acquisition	(40,432)	—	—
Other	—	1,449	(49)
	$—	$40,432	$32,767

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Company operations in Angola

For the year ended December 31, 2021, our Angolan operation generated vessel revenues of approximately $43.2 million or 11.9% of our consolidated vessel revenues, from an average of approximately 24 company owned vessels that are marketed through Sonatide, five of which were stacked on average during the year ended  December 31, 2021.

For the year ended December 31, 2020, our Angolan operation generated vessel revenues of approximately $45.3 million or 11.7% of our consolidated vessel revenues, from an average of approximately 23 company owned vessels that are marketed through Sonatide, six of which were stacked on average during the year ended  December 31, 2020.

Amounts due from DTDW

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national. DTDW owns one offshore service vessel. We also operate company owned vessels in Nigeria for which the joint venture receives a commission. All company owned vessels and the DTDW owned vessel have not been operating in Nigeria since early 2020, because of the COVID-19 pandemic and the resulting oil price reduction which caused most of our primary customers in Nigeria to eliminate all planned operations for 2020. As a result, our cash flow projections indicated that DTDW did not have sufficient funds to meet its obligations to us or its vendors. Therefore, we recorded affiliate credit loss impairment expense for the year ending December 31, 2020 totaling $12.1 million.

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

In 2022, we entered into a netting arrangement with our partner allowing either partner to discharge their obligations by netting these amounts against sums owed by the other partner. In accordance with this agreement, we have the ability to net our due from affiliate balance against the due to affiliate balance on our consolidated balance sheet. The net due from affiliate balance equals the net due to affiliate balance at December 31, 2022 and, as a result, there is a net zero balance in both the due to affiliate and the due from affiliate accounts on our consolidated balance sheet.

(6)	INCOME TAXES

Losses before income taxes derived from United States and non-U.S. operations are as follows:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Non-U.S.	$41,408	$(58,476)	$(137,225)
United States	(43,715)	(65,309)	(60,436)
	$(2,307)	$(123,785)	$(197,661)

Income tax expense (benefit) consists of the following:

(In Thousands)	U.S.
	Federal	State	Non-U.S.	Total
Year Ended December 31, 2020
Current	$(21,005)	$—	$18,816	$(2,189)
Deferred	(30)	—	1,254	1,224
	$(21,035)	$—	$20,070	$(965)
Year Ended December 31, 2021
Current	$682	$—	$6,480	$7,162
Deferred	(1,418)	—	131	(1,287)
	$(736)	$—	$6,611	$5,875
Year Ended December 31, 2022
Current	$—	$8	$19,842	$19,850
Deferred	—	—	36	36
	$—	$8	$19,878	$19,886

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax loss as a result of the following:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Computed “expected” tax benefit	$(484)	$(25,995)	$(41,509)
Increase (reduction) resulting from:
Foreign income taxed at different rates	(7,240)	10,984	27,639
Uncertain tax positions	(7,885)	(25,417)	(62,833)
Nondeductible transaction costs	5,410	—	—
Valuation allowance - deferred tax assets	11,339	34,566	43,455
Valuation allowance - deferred tax true-up	(453)	29,711	(6,523)
Deferred tax true-up	453	(29,789)	6,523
Foreign taxes	27,945	15,220	12,520
Return to accrual	(12,162)	(7,691)	11,401
162(m) - Executive compensation	552	125	286
Subpart F income	3,495	484	5,631
Other, net	(1,084)	3,677	2,445
	$19,886	$5,875	$(965)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)	December 31,	December 31,
	2022	2021
Deferred tax assets:
Accrued employee benefit plan costs	$8,726	$7,275
Stock based compensation	991	649
Net operating loss and tax credit carryforwards	448,624	215,797
Restructuring fees not currently deductible for tax purposes	—	566
Disallowed business interest expense carryforward	10,935	10,386
Capital loss carryforward	2,027	—
Other	2,656	3,152
Gross deferred tax assets	473,959	237,825
Less valuation allowance	(441,893)	(204,899)
Net deferred tax assets	32,066	32,926
Deferred tax liabilities:
Depreciation and amortization	(30,959)	(31,745)
Outside basis difference deferred tax liability	(2,891)	(2,891)
Foreign interest withholding tax	(1,072)	(990)
Other	692	572
Gross deferred tax liabilities	(34,230)	(35,054)
Net deferred tax assets (liabilities)	$(2,164)	$(2,128)

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $445.6 million, which includes $166.2 million of net operating losses subject to an IRC Section 382 limitation. As of December 31, 2021, the Company had $417.9 million of U.S. federal net operating losses, which includes $163.7 million of net operating losses subject to an IRC Section 382 limitation. We have $405.3 million of U.S. foreign tax credits as of December 31, 2022. We have foreign net operating loss carryforwards of $415.7 million that will expire beginning in 2025 with many having indefinite carryforward periods. We have $7.7 million of non-U.S. foreign tax credits as of December 31,2022.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated, were the cumulative losses for financial reporting purposes that were incurred for the years ending December 31, 2022, 2021 and 2020. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

Based on this evaluation, for the period ended December 31, 2022, a valuation allowance of $441.9 million was recorded against our net deferred tax asset. For the period ended December 31, 2021, a valuation allowance of $204.9 million was recorded against our net deferred tax asset. The increase in the valuation allowance was primarily attributable to the additional valuation allowance on foreign tax credits that were previously reduced by uncertain tax positions which were released by a statute of limitation expiration. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

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

Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Considering the significant changes made by the Tax Act, the Company will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, the Company is indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided for such earnings. As of December 31, 2022, the non-U.S. positive unremitted earnings, for which the Company is indefinitely reinvested, are $71.1 million. It is not practicable for the Company to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. The Company decides each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities could result.

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

Our balance sheet reflects the following in accordance with ASC 740:

(In Thousands)	December 31,	December 31,
	2022	2021
Tax liabilities for uncertain tax positions	$35,468	$29,283
Income tax payable	29,009	11,480
Income tax receivable	1,502	1,322

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2022 and 2021, are $15.8 million and $17.8 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In Thousands)

Balance at December 31, 2019	$414,042
Additions based on tax positions related to a prior year	2,223
Settlement and lapse of statute of limitations	(64,458)
Reductions based on tax positions related to a prior year	(760)
Balance at December 31, 2020 (A)	$351,047
Additions based on tax positions related to the current year	53
Additions based on tax positions related to a prior year	18,515
Settlement and lapse of statute of limitations	(35,962)
Balance at December 31, 2021 (A)	$333,653
Additions based on tax positions related to the current year	744
Additions based on tax positions related to a prior year	10,155
Settlement and lapse of statute of limitations	(167,170)
Balance at December 31, 2022 (A)	$177,382

(A)	The gross balance reported as uncertain tax positions is largely offset by $157.7 million of foreign tax credits and other tax attributes.

It is reasonably possible that a decrease of $11.9 million in unrecognized tax benefits may be necessary within the coming year due to the lapse of statutes of limitations or audit settlements.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $22.5 million and $29.3 million as of December 31, 2022 and  December 31, 2021 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for fiscal years prior to March 2016. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

(7)     LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment. Contracts containing assets that we benefit from and control are recognized on our balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognized lease expense for these leases on a straight-line basis over the lease term. We combine the lease and non-lease components for all lease agreements. Certain leases include one or more options to renew with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at our sole discretion and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants or options to purchase the leased property. The amount of right of use assets and lease liabilities recorded on our Consolidated Balance Sheet at December 31, 2022 and 2021, respectively, are as follows.

Leases (In Thousands)	Classification	December 31, 2022	December 31, 2021
Assets:
Operating	Other assets	$7,046	$3,441
Liabilities:
Current
Operating	Other current liabilities	2,111	1,405
Noncurrent
Operating	Other liabilities	5,505	3,301
Total lease liabilities		$7,616	$4,706

Future payments to be made on our operating lease liabilities at December 31, 2022 will be as follows.

Maturity of lease liabilities (In Thousands)	Operating leases
2023	$3,081
2024	1,872
2025	1,457
2026	1,170
2027	586
After 2027	1,288
Total lease payments	9,454
Less: Interest	(1,838)
Present value of lease liabilities	$7,616

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Lease costs included in general and administrative expense for the years ended  December 31, 2022, 2021 and 2020, respectively, are as follows.

(In Thousands)		Year Ended	Year Ended	Year Ended
Lease costs	Classification	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease costs	General and administrative	$1,485	$1,369	$1,270
Short-term leases	General and administrative	3,088	2,529	3,483
Variable lease costs	General and administrative	494	412	392
Net lease cost		$5,067	$4,310	$5,145

Our weighted average remaining lease term and weighted average discount rate at December 31, 2022 is as follows.

Lease term and discount rate	December 31, 2022
Weighted average remaining lease term in years	3.1
Weighted average discount rate	7.6%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the years ended  December 31, 2022, 2021 and 2020 was $2.4 million, $1.8 million and $1.0 million, respectively. Right of use assets obtained in exchange for operating lease obligations were $5.0 million, $0.3 million and $0.3 million, for the years ended  December 31, 2022, 2021 and 2020, respectively.

(8)	ASSETS HELD FOR SALE, ASSET SALES AND ASSET IMPAIRMENTS

In 2019, we made a strategic decision to reduce the size of our fleet and to remove assets that were not considered to be part of our long-term plans. As a result, we evaluated our fleet for vessels to be considered for disposal and identified 46 vessels to be classified as held for sale. Beginning in the first quarter of 2020, the industry and world economies were affected by a global pandemic and a concurrent reduction in the demand for and the price of crude oil. In 2020, we added 32 vessels to our assets held for sale because the pandemic and oil price impact severely affected the oil and gas industry and caused us to expand our disposal program to include more vessels. During 2020, we sold a total of 53 of the vessels that were classified as held for sale, moved two vessels back into our active fleet and had 23 vessels remaining in the held for sale account as of December 31, 2020. We also sold three vessels from our active fleet in 2020. During 2021, we sold a total of nine vessels that were classified as held for sale, added seven vessels to our assets held for sale, moved three vessels back into our active fleet and had 18 vessels remaining in the held for sale account as of December 31, 2021. In addition, we sold 10 vessels from our active fleet in 2021. One of the vessel sales was to a third-party operator, Jackson Offshore, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale. During 2022 we sold 12 vessels that were classified as held for sale, added three vessels to held for sale, moved one vessel back into our active fleet and have 8 vessels remaining in the held for sale account as of December 31, 2022. We realized proceeds from sales of vessels and other assets for the years ended  December 31, 2022, 2021 and 2020 of $13.6 million, $34.0 million and $38.3 million, respectively.

We consider the valuation approach for our assets held for sale to be a Level 3 fair value measurement due to the level of estimation involved in valuing assets to be recycled or sold. We estimate the net realizable value of our assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and recycle yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel. We will in all circumstances attempt to achieve maximum value for our vessels, but also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while searching for a buyer. We establish ranges that in many cases have the recycling value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range. In addition, in conjunction with the reactivation of vessels from assets held for sale to the active fleet and the concurrent valuation of such vessels at fair value, we may recapture impairment previously charged to expense related to those vessels. We do not separate our asset impairment expense by segment because of the significant movement of our assets between segments.

See the following tables for additions and dispositions related to assets held for sale as well as net gains (losses) on sales of vessels and impairments recorded when the assets were valued at net realizable value upon classification as held for sale.

Following is the activity in assets held for sale during the years ended December 31:

(In Thousands, except number of vessels)	Number of Vessels	2022	Number of Vessels	2021	Number of Vessels	2020

Beginning balance	18	$14,421	23	$34,396	46	$39,287
Additions	3	2,561	7	18,096	32	97,663
Sales	(12)	(11,287)	(9)	(15,433)	(53)	(26,877)
Reactivation	(1)	(1,500)	(3)	(7,250)	(2)	(500)
Impairment	—	—	—	(15,388)	—	(75,177)
Ending balance	8	$4,195	18	$14,421	23	$34,396

Following is the summary of vessel sales and the gains on sales of vessels for the years ended December 31:

(In Thousands, except number of vessels)	2022	2021	2020

Vessels sold from active fleet	2	10	3
Gain on sale of active vessels, net	$553	$3,499	$1,217

Vessels sold from assets held for sale	12	9	53
Gain (loss) on vessels sold from assets held for sale, net	$5	$(6,209)	$6,384
Total vessels sold	14	19	56
Total gain (loss) on sales of vessels, net	$558	$(2,710)	$7,601

During the years ended  December 31, 2021 and 2020, we recorded $13.7 million, and $75.2 million, respectively, in impairment related to our assets held for sale. No long-lived asset impairment expense was recorded in 2022. Also in 2022, we recaptured $0.5 million of impairment expense that has been recorded in 2021 related to a vessel held for sale that we reactivated in 2022. In 2021, we recaptured $1.7 million of impairment recorded in 2020 to a vessel that we reactivated in 2021. In 2020, we recaptured $1.0 million in impairment recorded in 2019 to two vessels reactivated in 2020.

In conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service parts and supplies inventory and charged $1.2 million, $1.9 million and $3.0 million, respectively, of impairment expense for the years ended  December 31, 2022, 2021 and 2020. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

In 2011, we contracted with a Brazilian shipyard to construct a vessel that was not completed. We initiated arbitration proceedings seeking completion of the hull or rescission of the contract and the return of funds. In response, the shipyard initiated a separate lawsuit seeking the amounts due under the contract. In 2020, the dispute with the shipyard was settled. We conveyed the ownership of the partially completed vessel to the shipyard in exchange for a release of all obligations under the contract with the shipyard. Accordingly, a $4.0 million credit was recorded in the fourth quarter of 2020 to impairment expense, which was a reversal of a previously recorded liability as no additional amounts are payable under the contract to the shipyard.

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

Following is a summary of impairment of vessels in our active fleet, assets held for sale, marine service and vessel supplies and other impairment and costs during the years ended December 31:

(In Thousands, except number of vessels)	Number of Vessels	2022	Number of Vessels	2021	Number of Vessels	2020

Assets held for sale	—	$—	8	$15,388	47	$75,177
Reactivation of asset held for sale	1	(500)	1	(1,650)	—	—
Obsolete inventory	—	1,214	—	1,905	—	2,959
Other	—	—	—	—	—	(4,027)
Total impairment and other expense		$714		$15,643		$74,109

In the first quarter of 2020, the World Health Organization declared an outbreak of a coronavirus (COVID-19) to be a pandemic (the COVID-19 pandemic) and, in response, much of the industrialized world initiated severe measures to lessen its impact. The ongoing COVID-19 pandemic created significant volatility, uncertainty, and economic disruption throughout 2020 and 2021. With respect to our sector, the COVID-19 pandemic resulted in a much lower demand for oil as national, regional, and local governments-imposed travel restrictions, border closings, restrictions on public gatherings, stay at home orders, and limitations on business operations in order to contain its spread. During this same time period, oil-producing countries struggled to reach consensus on worldwide production levels, resulting in both a market oversupply of oil and a precipitous fall in crude oil prices. Combined, these conditions adversely affected our operations and business beginning in late March 2020 and continuing through the remainder 2020 and 2021. Our industry began to experience signs of recovery in the fourth quarter of 2021 and into 2022. The initial reduction in demand for hydrocarbons together with a decline in the price of crude oil at the outset of the pandemic, resulted in our primary customers, the oil and gas companies, making material reductions to their planned spending on offshore projects, compounding the effect of COVID-19 on offshore operations. Further, these conditions, separately and together, impacted the demand for our services, the utilization and/or rates we could achieve for our assets and services, and the outlook for our industry in general throughout 2020 and 2021.

In the first half of 2020, we considered these events to be indicators that the value of our active offshore vessel fleet may be impaired. As a result, we performed Step 1 evaluations of our active offshore fleet under FASB Accounting Standards Codification 360, which governs the methodology for identifying and recording impairment of long-lived assets to determine if any of our asset groups have net book value in excess of undiscounted future net cash flows. Our evaluations did not indicate impairment of any of our asset groups. Beginning with the third quarter of 2020, conditions related to the pandemic and oil price environment stabilized. Similarly, during the two years ended December 31, 2022, we did not identify conditions or circumstances that would indicate impairment of any of our asset groups. As a result, we did not perform Step 1 evaluations during 2021 or 2022. We continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(9)	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We did not contribute to the plan during the years ended December 31, 2022, 2021 and 2020, respectively. We may contribute to this plan in 2023, but the amount, if any, has not been determined. We had defined benefit pension plans that covered a small number of current and former Norwegian employees. All Norwegian plan participants were transferred from our defined benefit plans into a defined contribution plan during 2020. Amounts contributed to these defined benefit plans were immaterial during the year ended December 31, 2020.

Supplemental Executive Retirement Plan

We offered a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010 and was frozen effective January 1, 2018. We contributed $1.6 million for each of the years ended December 31, 2022, 2021 and 2020. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

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

The plan has historically invested in a fixed income only strategy, however it was determined in 2020 that the portfolio should be more broadly diversified. The pension plan’s current target rate of return is 150 basis points above the simple average of the Bloomberg Barclays US Aggregate Bond Index return and the total return of the S&P 500 including dividends.

The fixed income portion of the pension plan investment portfolio is comprised primarily of US Government bonds. The remainder of the portfolio will include a well-diversified structure that will include a wide array of asset classes comprised of domestic equities with a small percentage allocated to foreign markets. Alternative investments are allowed but may not exceed 25% of the market value of the portfolio. Illiquid equity holdings, private placements or restricted equities are not permissible investments for the plan.

The cash flow requirements of the pension plan are analyzed at least annually. The plan does not invest in Tidewater stock.

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The pension plan assets are periodically evaluated for concentration risks. As of December 31, 2022, we did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

U.S. Pension Plan Asset Allocations

The following table provides the actual asset allocations for the pension plan:

	Actual as of	Actual as of
	December 31, 2022	December 31, 2021
U.S. Pension plan:
Cash	3%	2%
Debt securities	28%	34%
Equity securities	69%	64%
Total	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, except for investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for our domestic pension plan measured at fair value as of December 31, 2022:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities, primarily exchange traded funds	$31,196	$26,847	$1,147	$3,202	$—
Debt securities	12,928	3,434	9,494	—	—
Cash and cash equivalents	1,253	—	1,253	—	—
Total fair value of plan assets	$45,377	$30,281	$11,894	$3,202	$—

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2021, are as follows:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities, primarily exchange traded funds	$36,240	$36,240	$—	$—	$—
Debt securities, primarily exchange traded funds	19,628	19,628	—	—	—
Cash and cash equivalents	911	—	911	—	—
Total fair value of plan assets	$56,779	$55,868	$911	$—	$—

In 2022 the pension plan purchased $3.0 million in assets classified as level 3 securities under the fair value hierarchy.  The fair value of these investments was determined by nationally recognized, independent valuation firms.

Plan Assets and Obligations

Changes in combined plan assets and obligations and the funded status of the U.S. defined benefit pension plan, Norway’s defined benefit pension plan (discontinued in the fourth quarter of 2020), and the supplemental plan (Pension Benefits), are as follows:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of the period	$84,308	$88,960	$91,654
Service cost	—	—	112
Interest cost	2,313	2,168	2,907
Benefits paid	(5,667)	(5,693)	(5,990)
Actuarial (gain) loss (A)	(16,681)	(1,127)	5,277
Settlement	—	—	(4,407)
Foreign currency exchange rate changes	—	—	(593)
Benefit obligation at end of the period	$64,273	$84,308	$88,960
Change in plan assets:
Fair value of plan assets at beginning of the period	$56,779	$56,495	$59,625
Actual return	(7,337)	4,374	6,890
Actuarial loss	—	—	18
Administrative expenses	—	—	(49)
Employer contributions	1,603	1,603	1,615
Benefits paid	(5,667)	(5,693)	(5,990)
Settlement	—	—	(5,000)
Foreign currency exchange rate changes	—	—	(614)
Fair value of plan assets at end of the period	45,378	56,779	56,495
Unfunded status at end of the period	$(18,895)	$(27,529)	$(32,465)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,575)	$(1,578)	$(1,524)
Noncurrent liabilities	(17,320)	(25,951)	(30,941)
Net amount recognized	$(18,895)	$(27,529)	$(32,465)

(A) The change in the actuarial (gain) loss for the three years ended December 31, 2022 was primarily attributable to changes in the discount rate.

The following table provides combined information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In Thousands)	December 31,	December 31,
	2022	2021
Projected and accumulated benefit obligation	$64,273	$84,308
Fair value of plan assets	45,378	56,779

Net periodic combined benefit cost for the pension plans and the supplemental plan includes the following components:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Service cost	$—	$—	$109
Interest cost	2,313	2,168	2,907
Expected return on plan assets	(3,006)	(2,174)	(2,191)
Administrational expenses	—	—	49
Payroll tax of net pension costs	—	—	14
Amortization of net actuarial losses	63	145	(5)
Settlement/curtailment loss	—	—	738
Net periodic pension cost	$(630)	$139	$1,621

The components of the net periodic combined pension cost, except for the service costs are included in the caption “Interest income and other, net.” Service costs are included in the caption “Vessel operating costs.”

Other changes in combined plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
(In Thousands)	Year Ended December 31,
	2022	2021	2020
Total net gain recognized in other comprehensive (income) loss	$(6,404)	$(3,472)	$(568)

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 5.47% and 2.85% were used to determine net benefit obligations as of December 2022 and 2021, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2022	2021
Discount rate	2.9%	2.5%
Expected long-term rate of return on assets	5.5%	4.0%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2022, we expect that the combined benefits for the pension and the supplemental plan to be paid over the next ten years will be as follows:

Pension
Year ending December 31, (In Thousands)	Benefits
2023	$5,841
2024	5,792
2025	5,727
2026	5,634
2027	5,513
2028 – 2032	25,440
Total 10-year estimated future benefit payments	$53,947

Defined Contribution Plans

Retirement Contributions

We ceased contributing to the employee retirement plan effective January 1, 2018. Any future employer contributions to this plan will be determined at our discretion.

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective October 31, 2021, we matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. For the years ended December 31, 2022 and 2021, we contributed $0.3 million and $0.1 million, respectively.

The plan held no shares of Tidewater common stock for the years ended December 31, 2022 and 2021, respectively.

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who defer additional eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. An optional company match or contribution of restoration benefits was ceased effective January 1, 2018.

We also provide retirement benefits to our eligible non-U.S. citizen employees working outside their respective country of origin pursuant to a self-directed multinational defined contribution retirement plan provided the employees were not enrolled in any home country pension or retirement program. Participants could contribute 1% to 50% of their base salary. A company match was ceased prior to January 1, 2018.

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund, or MNOPF and the Merchant Navy Ratings Pension Fund or MNRPF. At December 31, 2022 and 2021, we had recorded $1.3 million and $0.9 million, respectively, related to these liabilities. An actuarial firm calculates the status of the funds every several years. The last assessment was completed in March 2021 for the MNOPF Plan and March 2020 for the MNRPF Plan and the plan assets exceed 90% of the projected benefit obligations for both plans. We expense $0.2 million per annum for these plans.

(10)     STOCK-BASED COMPENSATION AND INCENTIVE PLANS

Our long-term incentive plans have included restricted stock units (RSUs) and stock options. As of December 31, 2022, the Tidewater Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the Tidewater Inc. 2017 Stock Incentive Plan (the “2017 Plan”) and the GulfMark Management Incentive Plan (“Legacy GLF Plan”) are our only three active equity incentive plans and the only types of awards outstanding under either plan are RSUs and stock options that settle in shares of Tidewater common stock.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants are as follows:

	Year Ended December 31,
	2022	2021	2020
Shares of common stock reserved for issuance under the plans	6,473,228	6,473,228	3,973,228
Shares of common stock available for future grants	2,466,167	3,037,187	1,591,577

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

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average	Time	Weight-average
	Grant-Date	Based	Grant Date	Performance
	Fair Value	Units	Fair Value	Based Units
Non-vested balance at December 31, 2019	$23.32	403,768	$25.54	93,814
Granted	5.95	594,234	—	—
Vested	24.05	(265,919)	26.04	(63,365)
Non-vested balance at December 31, 2020	$8.95	732,083	$24.50	30,449
Granted	13.26	452,403	—	—
Vested	10.97	(406,604)	—	—
Cancelled/forfeited	24.50	(1,769)	—	—
Non-vested balance at December 31, 2021	$10.37	776,113	$24.50	30,449
Granted	14.46	448,433	12.72	126,724
Vested	10.62	(355,226)	24.50	(15,225)
Cancelled/forfeited	12.72	(3,000)	24.50	(15,224)
Non-vested balance at December 31, 2022	$12.33	866,320	$12.72	126,724

Restrictions on 442,000 time-based units outstanding at December 31, 2022 will lapse during fiscal 2023.

Restricted stock unit compensation expense and grant date fair value are as follows:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Grant date fair value of restricted stock units vested	$3,561	$4,460	$6,395
Restricted stock unit compensation expense	6,469	5,638	5,117

As of December 31, 2022, total unrecognized RSU compensation costs totaled approximately $10.0 million, or $7.9 million net of tax, which will be recognized over a weighted average period of two years, compared to $3.3 million, or $2.6 million net of tax, at December 31, 2021 and $4.7 million, $3.7 million net of tax, at December 31, 2020. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the years ended December 31, 2022, 2021 and 2020. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Stock Option Plan

Tidewater has 603,756 stock options that were granted in 2021 and 2022 of which 603,756 are outstanding as of December 31, 2022. The fair value of the options on the grant dates, as determined under the Black Scholes model, range from $3.23 per option to $3.69 per option. The weighted average exercise price of unexercised options at December 31, 2022 was $11.46, with a weighted average remaining contractual term of 7.8 years. The stock options vest ratably over a three-year period and have a life of ten years. None of the stock options have been forfeited or exercised, however, 316,118 stock options are exercisable. As of December 31, 2022, there was $0.5 million of unrecognized compensation costs related to the stock options that is expected to be recognized over a weighted-average period of 0.8 years.

(11)	STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2022	2021
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	50,554,179	41,307,617
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

No shares were repurchased during the years ended December 31, 2022, 2021 and 2020.

Dividend Program

There were no dividends declared during the years ended December 31, 2022, 2021 and 2020.

Warrants

During 2017, we issued 11,543,814 $0.001 New Creditor Warrants, each exercisable for one share of our common stock. In addition, 2,432,432 Series A Warrants and 2,629,657 Series B Warrants, each exercisable for one share of common stock, were issued to the holders of common stock with exercise prices of $57.06 and $62.28, respectively, which expire on July 31, 2023. As of December 31, 2022, we had 80,954 $0.001 New Creditor Warrants outstanding. No Series A Warrants or Series B Warrants have been exercised.

In conjunction with the merger with GulfMark, Tidewater assumed approximately 2.3 million $0.01 Creditor Warrants (GLF Creditor Warrants) and approximately 0.8 million Equity Warrants (GLF Equity Warrants) with an exercise price of $100 and each warrant becoming exercisable for 1.1 shares of Tidewater common stock on substantially the same terms and conditions as provided in the warrant agreements governing the GLF Creditor Warrants and the GLF Equity Warrants. As of December 31, 2022, we had 165,479 $0.01 GLF Creditor Warrants outstanding. No GLF Equity Warrants have been exercised.

In connection with the acquisition of SPO, Tidewater issued 8.1 million $0.001 SPO Acquisition Warrants with each warrant becoming exercisable for one share of our common stock. As of December 31, 2022 there were no SPO Acquisition Warrants outstanding. During the second half of 2022, we completed two common stock public offerings to facilitate the redemption of the SPO Acquisition Warrants, including an offering for 4,048,000 shares at $17.85 per share completed on August 12, 2022, and an offering for 3,987,914 shares at $30.25 per share completed on November 10, 2022 (the Offerings). The Offerings resulted in net proceeds (after expenses) of approximately $187.8 million that we used to redeem 8,035,914 SPO Acquisition Warrants, which we subsequently cancelled.

Under the indemnification provisions of the SPA and the SPA Amendment, Banyan requested that we allow them to settle approximately $1.4 million in indemnified liabilities by surrendering the equivalent value in SPO Acquisition Warrants. We granted Banyan’s request, and during 2022, settled the agreed upon indemnification liability in exchange for the surrender of 64,086 SPO Acquisition Warrants that we subsequently cancelled. No SPO Acquisition Warrants remain outstanding as of December 31, 2022.

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

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Balance at December 31	$2,668	$(804)	$(236)
Unrealized loss on note receivable	(496)	—	—
Pension benefits recognized in OCI	6,404	3,472	(568)
Balance at December 31	$8,576	$2,668	$(804)

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

(12)     COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

We are named defendants or parties in certain lawsuits, claims or proceedings incidental to or arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows.

(13)	ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

A summary of accrued expenses as of December 31, is as follows:

(In Thousands)
	2022	2021
Payroll and related payables	$35,425	$18,627
Accrued vessel expenses	47,307	19,662
Accrued interest expense	2,037	1,859
Other accrued expenses	20,749	11,586
	$105,518	$51,734

A summary of other current liabilities as of December 31, is as follows:

(In Thousands)
	2022	2021
Taxes payable	$39,355	$18,977
Other	10,968	4,888
	$50,323	$23,865

A summary of other liabilities as of December 31, is as follows:

(In Thousands)
	2022	2021
Pension liabilities	$17,383	$26,872
Liability for uncertain tax positions	35,468	29,283
Other	14,992	12,029
	$67,843	$68,184

(14)     SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

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

(In Thousands)	Year Ended December 31,
	2022	2021	2020
Revenues:
Vessel revenues:
Americas	$146,871	$102,151	$126,676
Asia Pacific	64,231	18,142	14,348
Middle East	110,375	84,395	82,785
Europe/Mediterranean	129,578	80,914	83,602
West Africa	190,349	75,967	78,763
Total vessel revenues	641,404	361,569	386,174
Other operating revenues	6,280	9,464	10,864
Total revenues	647,684	371,033	397,038
Vessel operating profit (loss):
Americas	12,016	(11,270)	4,944
Asia Pacific	3,726	4,896	2,076
Middle East	(1,093)	(6,070)	(8,011)
Europe/Mediterranean	18,844	(16,968)	(8,629)
West Africa	43,112	(16,985)	(27,508)
Total vessel operating profit (loss)	76,605	(46,397)	(37,128)
Other operating profit	4,150	7,233	7,458
	80,755	(39,164)	(29,670)
Corporate expenses	(53,583)	(36,908)	(35,633)
Gain (loss) on asset dispositions, net	250	(2,901)	7,591
Affiliate credit loss impairment expense	—	(400)	(52,981)
Affiliate guarantee obligation	—	—	(2,000)
Long-lived asset impairments and other	(714)	(15,643)	(74,109)
Operating loss	$26,708	$(95,016)	$(186,802)
Depreciation and amortization:
Americas	$29,920	$30,856	$32,079
Asia Pacific	5,960	4,484	4,076
Middle East	24,236	21,508	20,168
Europe/Mediterranean	27,734	28,163	29,222
West Africa	28,534	26,196	27,787
Corporate and other	2,776	3,337	3,377
Total depreciation and amortization	$119,160	$114,544	$116,709
Additions to properties and equipment:
Americas	$4,468	$—	$2,842
Asia Pacific	317	(42)	1,497
Middle East	3,911	—	1,132
Europe/Mediterranean	1,302	764	1,059
West Africa	2,923	6,341	6,028
Corporate	3,716	1,888	2,342
Total additions to properties and equipment	$16,637	$8,951	$14,900
Total assets:
Americas	$309,985	$278,394	$338,649
Asia Pacific	148,684	28,564	43,222
Middle East	197,054	154,723	183,200
Europe/Mediterranean	282,670	293,760	302,214
West Africa	285,965	223,988	242,825
Corporate	73,298	116,351	141,067
Total assets	$1,297,656	$1,095,780	$1,251,177

The following table discloses our customers that accounted for 10% or more of total revenues:

	Year Ended December 31,
	2022	2021	2020
Chevron Corporation	12.3%	15.7%	14.3%
Saudi Aramco	*	11.8%	11.5%

* Less than 10% of total revenues.

(15)	RESTRUCTURING CHARGES

In 2022, we recorded additional severance costs relating to the SPO acquisition. We recorded $5.7 million, $0.2 million and $1.5 million respectively, of lease exit and severance and integration costs in the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included in general and administrative expenses in our Consolidated Statements of Operations.

Activity for the lease exit and severance and integration liabilities for the three years ended December 31, 2022 were:

			Severance and
	Lease Exit Costs		Integration Costs
(In Thousands)	Europe/
	Mediterranean	Corporate	Company	Total
Balance at December 31, 2019	$1,791	$2,318	$272	$4,381
Charges	71	63	1,367	1,501
Cash payments	(306)	(602)	(1,639)	(2,547)
Balance at December 31, 2020	$1,556	$1,779	$—	$3,335
Charges	96	78	—	174
Cash payments	(505)	(1,495)	—	(2,000)
Balance at December 31, 2021	$1,147	$362	$—	$1,509
Charges	(146)	26	5,800	5,680
Cash payments	(376)	(388)	—	(764)
Balance at December 31, 2022	$625	$—	$5,800	$6,425

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

As of December 31, 2022, the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

As discussed in Note 2 to our Consolidated Financial Statements herein, we completed the acquisition of SPO on April 22, 2022. We are in the process of assessing the internal controls of SPO as part of the post-close integration process but have excluded SPO from our assessment of internal control over financial reporting as of December 31, 2022. The total assets and revenues excluded from management's assessment represent 23.6% and 23.1%, respectively, of the total assets and revenues in the related consolidated financial statements as of December 31, 2022 and for the twelve months ended December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

On April 22, 2022, we completed the acquisition of SPO. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of acquisition through December 31, 2022, and believes that the internal controls and procedures of the acquisition have a material effect on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of SPO into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for December 31, 2023.

There have been no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

PART IV

ITEM 15. EXHIBITS

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

A list of the consolidated financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 beginning on page 55 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

2.5	Share Purchase Agreement, dated as of March 9, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on March 10, 2022, File No. 1-6311).

2.6	Closing Agreement and Amendment to Share Purchase Agreement, dated April 22, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.6 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.7	Second Amendment to Share Purchase Agreement, dated as of June 27, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.7 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

3.1	Amended and Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

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

10.31+	Form of Severance and Change of Control Agreement effective March 9, 2021 entered into with each of Quintin V. Kneen, Chief Executive Officer, Sam R. Rubio, Chief Financial Officer, David E. Darling, Chief Operating Officer, and Daniel A. Hudson, General Counsel (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q filed on May 6, 2021, File No. 1-6311).

10.32+	Cooperation Agreement, dated May 3, 2021, by and among Tidewater Inc., The Ravenswood Investment Company L.P., Robotti & Company, Incorporated, Robotti & Company Advisors, LLC, Robotti Securities, LLC, Ravenswood Management Company, L.L.C., Ravenswood Investments III, L.P., the Suzanne & Robert Robotti Foundation Inc., Suzanne Robotti and Robert E. Robotti (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 3, 2021, File No. 1-6311).

10.33+	Tidewater Inc. Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 21, 2021, File No. 1-6311).

10.34+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.35+	Form of Incentive Agreement for the Grant of Restricted Stock under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.12 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.36+	Non-employee Directors Deferred Compensation Plan (filed with the Commission as Exhibit 10.13 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.37+	Form of Award Agreement for Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q filed on November 3, 2022).

10.38+	Form of Award Agreement for Performance Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q filed on November 3, 2022).

10.39	Registration Rights Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Banyan Overseas Limited (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.40	First Amendment to Registration Rights Agreement, by and between Tidewater Inc. and Banyan Overseas Limited, dated as of June 27, 2022. (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

10.41	Warrant Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and American Stock Transfer & Trust Company, LLC (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.42	Transitional Trademark License Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Swire Pacific Limited (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.43	Transition Services Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Banyan Overseas Limited (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.44	Warrant Repurchase Agreement, dated August 9, 2022, by and between Tidewater Inc. and Banyan Overseas Limited (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

10.45	Warrant Repurchase Agreement, dated November 8, 2022, by and between Tidewater Inc. and Banyan Overseas Limited (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2022).

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP.

23.2*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2023.

TIDEWATER INC.
(Registrant)

By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2023.

/s/ Quintin V. Kneen
Quintin V. Kneen, President, Chief Executive Officer and Director (Principal Executive Officer)

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