Form 10-Q
period 2023-03-31
TIDEWATER INC
filed 2023-05-08
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

 50,864,557 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2023.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$165,145	$164,192
Restricted cash	4,972	1,241
Trade and other receivables, less allowance for credit losses of $12,640 and $14,060 at March 31, 2023 and December 31, 2022, respectively	182,198	156,465
Marine operating supplies	24,448	30,830
Assets held for sale	695	4,195
Prepaid expenses and other current assets	18,978	20,985
Total current assets	396,436	377,908
Net properties and equipment	786,168	796,655
Deferred drydocking and survey costs	82,787	61,080
Indemnification assets	27,698	28,369
Other assets	34,058	33,644
Total assets	$1,327,147	$1,297,656

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,775	$38,946
Accrued expenses	107,348	105,518
Other current liabilities	43,220	50,323
Total current liabilities	215,343	194,787
Long-term debt	169,423	169,036
Other liabilities	68,968	67,843

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 50,780,847 and 50,554,179 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	51	51
Additional paid-in capital	1,553,919	1,556,990
Accumulated deficit	(688,911)	(699,649)
Accumulated other comprehensive income	8,254	8,576
Total stockholders’ equity	873,313	865,968
Noncontrolling interests	100	22
Total equity	873,413	865,990
Total liabilities and equity	$1,327,147	$1,297,656

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Vessel revenues	$191,180	$103,876
Other operating revenues	1,924	1,853
Total revenue	193,104	105,729
Costs and expenses:
Vessel operating costs	115,459	68,511
Costs of other operating revenues	1,151	361
General and administrative	23,545	18,217
Depreciation and amortization	30,666	26,657
Long-lived asset impairment and other	—	(500)
Gain on asset dispositions, net	(2,216)	(207)
Total costs and expenses	168,605	113,039
Operating income (loss)	24,499	(7,310)
Other income (expense):
Foreign exchange gain	2,348	946
Interest income and other, net	130	3,486
Interest and other debt costs, net	(4,190)	(4,175)
Total other expense	(1,712)	257
Income (loss) before income taxes	22,787	(7,053)
Income tax expense	11,971	5,218
Net income (loss)	10,816	(12,271)
Net income (loss) attributable to noncontrolling interests	78	(103)
Net income (loss) attributable to Tidewater Inc.	$10,738	$(12,168)
Basic income (loss) per common share	$0.21	$(0.29)
Diluted income (loss) per common share	$0.21	$(0.29)
Weighted average common shares outstanding	50,604	41,412
Dilutive effect of warrants, restricted stock units and stock options	1,368	—
Adjusted weighted average common shares	51,972	41,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$10,816	$(12,271)
Other comprehensive income (loss):
Unrealized loss on note receivable	(132)	—
Change in liability of pension plans	(190)	(197)
Total comprehensive income (loss)	$10,494	$(12,468)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Operating activities:
Net income (loss)	$10,816	$(12,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,048	17,673
Amortization of deferred drydocking and survey costs	9,618	8,984
Amortization of debt premium and discounts	420	375
Provision for deferred income taxes	35	177
Gain on asset dispositions, net	(2,216)	(207)
Gain on bargain purchase	—	(1,300)
Long-lived asset impairment and other	—	(500)
Stock-based compensation expense	2,103	1,458
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(25,733)	(15,570)
Changes in due to/from affiliates, net	—	(20)
Accounts payable	25,829	2,825
Accrued expenses	1,830	3,207
Deferred drydocking and survey costs	(31,325)	(12,612)
Other, net	369	(3,843)
Net cash provided by (used in) operating activities	12,794	(11,624)
Cash flows from investing activities:
Proceeds from asset dispositions	5,716	4,628
Acquisitions, net of cash acquired	—	(1,039)
Additions to properties and equipment	(8,651)	(1,229)
Net cash provided by (used in) investing activities	(2,935)	2,360
Cash flows from financing activities:
Acquisition of non-controlling interest in a majority owned subsidiary	(1,427)	—
Debt issuance and modification costs	—	(263)
Tax on share-based awards	(3,747)	(1,017)
Net cash used in financing activities	(5,174)	(1,280)
Net change in cash, cash equivalents and restricted cash	4,685	(10,544)
Cash, cash equivalents and restricted cash at beginning of period	167,977	154,276
Cash, cash equivalents and restricted cash at end of period	$172,662	$143,732

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$98	$—
Income taxes	$17,057	$3,200

Cash, cash equivalents and restricted cash at March 31, 2023 includes $2.5 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2022	$51	$1,556,990	$(699,649)	$8,576	$22	$865,990
Total comprehensive income (loss)	—	—	10,738	(322)	78	10,494
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	(1,644)	—	—	—	(1,644)
Balance at March 31, 2023	$51	$1,553,919	$(688,911)	$8,254	$100	$873,413

Balance at December 31, 2021	$41	$1,376,494	$(677,900)	$2,668	$466	$701,769
Total comprehensive loss	—	—	(12,168)	(197)	(103)	(12,468)
Issuance of common stock	1	(1)	—	—	—	—
Amortization of share-based awards	—	441	—	—	—	441
Balance at March 31, 2022	$42	$1,376,934	$(690,068)	$2,471	$363	$689,742

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity of Tidewater Inc., a Delaware corporation, and its consolidated subsidiaries, collectively referred to as the “company”, “Tidewater”, “we”, “our”, or “us”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (2022 Annual Report). In the opinion of management, the accompanying financial information reflects all normal recurring adjustments necessary to fairly state our results of operations, financial position and cash flows for the periods presented and are not indicative of the results that may be expected for a full year.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise specified, all per share information included in this document is on a diluted basis.

(2)	RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Disclosures of Supplier Finance Program Obligations, which requires disclosures about supplier finance programs including the nature of the program, activity during the period, changes from period to period and potential magnitude. The guidance is effective for annual periods beginning after December 15, 2022, with early adoption permitted, and most disclosures are applied retrospectively to each period in which a balance sheet is presented. We adopted this standard on January 1, 2023 and it did not have any impact on our consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Topic 805, Business Combinations, to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. We adopted this standard on January 1, 2023, and it did not have any impact on our consolidated financial statements and related disclosures.

(3)	ACQUISITION OF SWIRE PACIFIC OFFSHORE HOLDINGS LTD

On April 22, 2022 (Closing Date), we acquired Swire Pacific Offshore Holdings Ltd., a limited company organized under the laws of Bermuda (SPO), which at closing owned 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. On the Closing Date, we paid $42.0 million in cash and issued 8,100,000 warrants, each exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million.

Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting.

As of March 31, 2023, the following recorded fair value amounts for the assets acquired and liabilities assumed were final, with no material measurement period adjustments made during the quarter:

(In Thousands)

Assets
Cash	$33,152
Trade and other receivables	64,621
Marine operating supplies	5,122
Assets held for sale	2,500
Prepaid expenses and other current assets	4,174
Net properties and equipment	174,415
Indemnification assets (A)	32,279
Other assets	1,153
Total assets	317,416

Liabilities
Accounts payable	1,594
Accrued expenses	54,924
Other current liabilities	28,511
Other liabilities	16,886
Total liabilities	101,915

Net assets acquired	215,501

(A)	Consists primarily of tax liabilities existing at the Closing Date that are recorded in other current liabilities and other liabilities.

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, valuation and other professional fees totaling $0.7 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2022. The pro forma results include, among others, (i) a reduction in depreciation expense for adjustments to property and equipment and (ii) the reversal of any income or expense related to assets retained by the seller and SPO’s former parent, Banyan Overseas Limited, a limited company organized under the laws of Bermuda (Banyan). The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

(In Thousands)
Period from
January 1, 2022
to March 31, 2022

Revenues	$159,677

Net loss	(12,736)

(4)	ALLOWANCE FOR CREDIT LOSSES

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

Activity in the allowance for credit losses for the three months ended March 31, 2023 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2023	$14,060
Current period provision for expected credit losses	125
Write offs	(1,484)
Other	(61)
Balance at March 31, 2023	$12,640

The balance in our allowance for credit losses at March 31, 2023 and December 31, 2022, includes $11.6 million and $11.7 million respectively, previously reported in the allowance for credit losses related to amounts due from affiliates which are now combined with trade and other receivables.

(5)	REVENUE RECOGNITION

See “Note (13) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2023, we had $5.3 million of deferred mobilizations costs included within prepaid expenses and other current assets and $3.1 million of deferred mobilization costs included in other assets.

At March 31, 2023, we had $4.5 million of deferred mobilization revenue included within accrued expenses related to unsatisfied performance obligations that will be recognized during the remainder of 2023 and 2024.

(6)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

In recent years through the second quarter of 2022, we reported annual and quarterly losses from operations and reported basic and diluted losses per share based on the actual average shares of common stock outstanding during the relevant period. For the quarter ended March 31, 2023, we reported net income from operations. Our fully diluted earnings per share for the three months ended March 31, 2023, is based on our weighted average common shares outstanding plus the common stock equivalent of our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Balance at December 31, 2022 and 2021	$8,576	$2,668
Unrealized loss on note receivable	(132)	—
Pension benefits recognized in OCI	(190)	(197)
Balance at March 31, 2023 and 2022	$8,254	$2,471

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	March 31, 2023	March 31, 2022
Common shares outstanding	50,780,847	41,716,885
New creditor warrants (strike price $0.001 per common share)	81,244	465,398
GulfMark creditor warrants (strike price $0.01 per common share)	107,877	429,812
Restricted stock units and stock options	1,637,393	1,736,037
Total	52,607,361	44,348,132

We also had “out-of-the-money” warrants outstanding exercisable for 5,923,399 shares of common stock at both March 31, 2023 and 2022. Included in these “out-of-the-money” warrants are (i) Series A Warrants, exercise price of $57.06, expiring in July 2023; (ii) Series B Warrants, exercise price of $62.28, expiring in July 2023; and (iii) GLF Equity Warrants, exercise price of $100.00, expiring in November 2024. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings (loss) per share calculations if the effect of such inclusion is antidilutive.

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

For the three months ended March 31, 2023, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2022, our balance sheet reflected approximately $439.7 million of net deferred tax assets prior to a valuation allowance of $441.9 million. As of March 31, 2023, we had net deferred tax assets of approximately $450.0 million prior to a valuation allowance of $452.2 million. The net deferred tax assets amounts as of March 31, 2023 include $68.8 million of deferred tax assets from the SPO acquisition offset by a valuation allowance of $68.8 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

The Inflation Reduction Act (IRA) was enacted in the U.S. on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income for tax years beginning after December 31, 2022. We currently are not expecting the IRA to have a material adverse impact to our financial statements.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to March 2016. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations, or cash flows.

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. The pension plan was frozen during 2010. We have not made contributions to the pension plan since 2019. Actuarial valuations are performed annually, and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

During the second quarter of 2023, we executed an agreement with a third-party insurance company who agreed to assume all remaining liability under our pension plan for approximately 500 individuals in exchange for a $11.8 million payment made by the pension plan. We expect to recognize a settlement gain in the second quarter of 2023 in connection with this transaction.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $0.4 million to the supplemental plan during each of the three months ended March 31, 2023 and 2022, respectively, and expect to contribute $1.2 million during the remainder of 2023. Our obligations under the supplemental plan were $17.3 million at March 31, 2023 and  December 31, 2022, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Pension Benefits:
Interest cost	$846	$578
Expected return on plan assets	(688)	(752)
Amortization of net actuarial (gains) losses	(66)	16
Net periodic pension (benefit) cost	$92	$(158)

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(9)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	March 31, 2023	December 31, 2022
Senior secured bonds:
8.50% Senior Secured Notes due November 2026 (A) (B)	$175,000	$175,000
Debt discount and issuance costs	(5,577)	(5,964)
Total long-term debt	$169,423	$169,036

(A)	As of March 31, 2023 and December 31, 2022, the fair value (Level 2) of the Senior Secured Notes was $182.8 million and $177.3 million, respectively.
(B)	The $5.0 million restricted cash on the condensed consolidated balance sheet at March 31, 2023, represents the pro rata amount due for our next semiannual interest payment obligation.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). The PEMEX Note is classified as “available for sale.” At March 31, 2023, we recorded a $0.1 million in mark-to-market loss in other comprehensive income, valuing the PEMEX Note at $8.0 million in our consolidated balance sheet. The PEMEX Note mark-to-market valuations are considered to be Level 2.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of March 31, 2023, our property and equipment consist primarily of 183 active vessels, which excludes the three vessels we have classified as held for sale, located around the world. As of  December 31, 2022, our property and equipment consisted primarily of 183 active vessels, which excluded eight vessels classified as held for sale. In April 2023, we took delivery of two new build offshore tugs to be employed in our African market. We made a $2.3 million down payment to the shipyard at inception of construction in December 2021 and incurred approximately $9.2 million of debt with the shipyard upon delivery of the tugs in April 2023. In addition, we have six Alucat crew boats under construction for which we have made down payments totaling approximately $3.6 million in 2022 and 2023 and will incur debt with the shipyard upon deliveries in 2023 and 2024 totaling approximately $14.1 million. These crew boats, upon completion, will be employed in our African market. See Note 15 for disclosure of our announced acquisition of 37 vessels from Solstad Offshore ASA, a Norwegian public limited company, for $577.0 million, estimated to close, subject to financing, in the second quarter of 2023.

A summary of properties and equipment is as follows:

(In Thousands)
	March 31, 2023	December 31, 2022
Properties and equipment:
Vessels and related equipment	$1,077,343	$1,070,821
Other properties and equipment	39,600	35,819
	1,116,943	1,106,640
Less accumulated depreciation and amortization	330,775	309,985
Properties and equipment, net	$786,168	$796,655

A summary of accrued expenses is as follows:

(In Thousands)
	March 31, 2023	December 31, 2022
Payroll and related payables	$36,499	$35,425
Accrued vessel expenses	39,858	47,307
Accrued interest expense	5,790	2,037
Other accrued expenses	25,201	20,749
	$107,348	$105,518

A summary of other current liabilities is as follows:

(In Thousands)
	March 31, 2023	December 31, 2022
Taxes payable	$33,214	$39,355
Other	10,006	10,968
	$43,220	$50,323

A summary of other liabilities is as follows:

(In Thousands)
	March 31, 2023	December 31, 2022
Pension liabilities	$18,368	$17,383
Liability for uncertain tax positions	35,560	35,468
Other	15,040	14,992
	$68,968	$67,843

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

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

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three months ended March 31, 2023 and 2022. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Vessel revenues:
Americas	$47,687	$28,444
Asia Pacific	22,024	4,897
Middle East	30,762	20,218
Europe/Mediterranean	31,250	23,919
West Africa	59,457	26,398
Other operating revenues	1,924	1,853
Total	$193,104	$105,729
Vessel operating profit (loss):
Americas	$7,962	$(82)
Asia Pacific	5,568	2,173
Middle East	(344)	(1,883)
Europe/Mediterranean	2,036	(2,429)
West Africa	17,221	3,215
Other operating profit	773	1,492
	33,216	2,486

Corporate expenses	(10,933)	(10,503)
Long-lived asset impairment and other	—	500
Gain on asset dispositions, net	2,216	207
Operating income (loss)	$24,499	$(7,310)
Depreciation and amortization:
Americas	$8,194	$7,116
Asia Pacific	1,465	849
Middle East	5,735	5,406
Europe/Mediterranean	7,350	6,762
West Africa	7,521	5,741
Corporate	401	783
Total	$30,666	$26,657
Additions to properties and equipment:
Americas	$521	$—
Asia Pacific	4,403	24
Middle East	1,550	—
Europe/Mediterranean	232	276
West Africa	589	350
Corporate	1,356	579
Total	$8,651	$1,229

The following table provides a comparison of total assets at  March 31, 2023 and  December 31, 2022:

(In Thousands)
	March 31, 2023	December 31, 2022
Total assets:
Americas	$310,096	$309,985
Asia Pacific	127,117	148,684
Middle East	203,625	197,054
Europe/Mediterranean	268,009	282,670
West Africa	311,191	285,965
Corporate	107,109	73,298
	$1,327,147	$1,297,656

(14)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the three months ending March 31, 2023, we sold or recycled five of our vessels held for sale, leaving three vessels valued at $0.7 million remaining in the held for sale account as of March 31, 2023. The total vessel and other sales for the three-month period ending March 31, 2023 contributed approximately $5.7 million in proceeds and we recognized a net $2.2 million gain on the dispositions. In the three-month period ending March 31, 2022, we sold five of our vessels held for sale, and re-activated one vessel from assets held for sale back into the active fleet.

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

The following table presents the activity in our asset held for sale account for the periods indicated:

(In Thousands, except number of vessels)	Three Months Ended
	Number of Vessels	March 31, 2023	Number of Vessels	March 31, 2022
Beginning balance	8	$4,195	18	$14,421
Sales	(5)	(3,500)	(5)	(4,330)
Transfers	—	—	(1)	(1,500)
Ending balance	3	$695	12	$8,591

(15)	SOLSTAD VESSEL ACQUISITION

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets (the “Sale and Purchase Agreement”) with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the “Sellers”), pursuant to which, among other things, we will acquire from the Sellers 37 platform supply vessels (“Vessels”) currently owned by the Sellers and the charter parties governing certain of such Vessels for an aggregate cash purchase price of $577.0 million (subject to adjustments) plus customary extras, upon the terms and subject to the conditions set forth in the Sale and Purchase Agreement. We expect to close this transaction in the second quarter of 2023 subject to customary closing conditions including, among others, our receipt of proceeds sufficient to pay the purchase price from, in our sole discretion, acceptable financing.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Form 10-Q and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that we continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

In certain places in this Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our 2022 Annual Report on Form 10-K (Annual Report) as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our 2022 Annual Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this Quarterly Report.

EXECUTIVE SUMMARY AND CURRENT BUSINESS OUTLOOK

Tidewater

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

On April 22, 2022, we completed our previously disclosed acquisition of SPO and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which was exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million. In 2022, we completed two public offerings of approximately 8.1 million shares combined of our common stock and, coupled with a small redemption of SPO acquisition warrants related to indemnified liabilities, redeemed 100% of the outstanding SPO acquisition warrants. All of the net proceeds from the public equity offerings were used to redeem SPO acquisition warrants.

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets (Solstad Purchase Agreement) with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (Solstad), pursuant to which, among other things, we agreed to acquire 37 platform supply vessels from Solstad for an aggregate cash purchase price of $577.0 million (subject to adjustments) plus customary extras, upon the terms and subject to the conditions set forth in the Sale and Purchase Agreement. We expect to close this transaction in the second quarter of 2023 subject to customary closing conditions including, among others, our receipt of proceeds sufficient to pay the purchase price from, in our sole discretion, acceptable financing.

At March 31, 2023, we owned 186 vessels with an average age of 11.8 years (including five stacked vessels and three vessels designated as assets held for sale) which are available to serve the global energy industry. At March 31, 2023, the average age of our 183 active vessels at was 11.6 years. In addition, we took delivery of two offshore tugs in April 2023 and have six crew boats currently under construction.

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

Industry Conditions and Outlook

As we look forward into 2023, we believe the macro environment remains volatile with elevated recession risk for major developed economies. Despite these potential challenges, we expect the supply-demand balance in the global offshore oil and gas markets to continue to tighten after several years of low commodity prices and underinvestment in offshore activities by the major oil and gas producers. Factors driving this outlook include demand for hydrocarbons continuing to grow internationally, the Organization of the Petroleum Exporting Countries Plus (OPEC+) remaining proactive in maintaining adequate and stable oil prices, combined with a diminishing global supply of vessels to support the offshore energy industry. In addition, the Russian invasion of Ukraine and the related economic sanctions have highlighted the criticality of energy reliability and security across Europe and the U.S.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on operational activities and capital projects. Crude oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and natural gas commodity pricing has been affected by a global pandemic which included lock downs by major oil consuming nations, a war in eastern Europe between Russia and Ukraine, OPEC production quotas, capital discipline within the major oil and gas companies, inflationary economies of major consuming nations and increased activism related to the perceived oil and gas sector responsibility for climate change. These factors have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies.

Energy prices in 2023 are expected to continue the volatility experienced in the last few years due to ongoing geopolitical conflicts, the continued relaxation of worldwide restrictions put in place during the pandemic, generalized price level increases and related interest rate adjustments from the world's central banks to address these increases, and uncertainties about the rate of growth in key world economies. As an example, in the first quarter of 2023, in response to some weakness in crude oil prices, OPEC unexpectantly lowered its production quotas for the remainder of 2023. This action was widely recognized as a signal that OPEC will attempt to maintain crude oil prices above $80.00 per barrel. In addition, periodic economic recession rumors repeatedly have put downward pressure on oil prices.

In addition, pressure on us and our customers continues to rise from certain shareholders and other stakeholders, including governmental entities, on various environmental, social and governance (ESG) factors. Many of our large international customers have (i) indicated changes in future business plans to achieve a lower environmental impact; (ii) responded to pressure to return capital to shareholders and; (iii) increasingly shifted capital allocation from primarily new oil and gas production and reserve additions to a mix of returns to shareholders, new oil and gas project development and renewable energy source development. Even with these pressures to move towards more sustainable fuels for supplying worldwide energy, fossil fuels are expected to be the largest source for supplying worldwide energy needs for years to come.

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

Our primary business is to support the fossil fuel industry, which is the primary source of energy in the world. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the energy transition, including an increased focus on natural gas, and at the same time continue to support the oil industry. We have started taking measures to address our impact on climate change, including modifying many of our vessels to reduce our carbon footprint (approximately $18.1 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of March 31, 2023); and providing support to offshore alternative energy providers, such as windfarms. In addition, in June 2022, our Board of Directors formed an Environmental, Social and Governance Committee to oversee and support our ESG strategy, initiatives and reporting, and in March 2023, we published our 2022 Sustainability Report. We are in the early stages of our ESG initiatives, and we are committed to continuously consider, develop and implement our ESG strategy as applicable new regulations, business opportunities and sustainable technologies evolve.

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

For detailed discussion of climate change and related governmental regulation, including associated risks and possible impact on our business, financial conditions and results of operations, please see “Risk Factors” in Item 1A of our 2022 Annual Report.

RESULTS OF OPERATIONS

In November 2020, the SEC issued a final rule to Regulation S-K which permits the option to discuss material changes to results of operations between the current and immediately preceding quarter. We have elected to discuss our results of operations on a sequential-quarter basis starting with this quarterly report. We believe the implementation of this approach will provide more meaningful and useful information to investors to measure performance from the immediately preceding quarter. In addition, to provide year-over-year consistency and in accordance with SEC requirements, the following discussion also includes a comparison of our first quarter 2023 financial results to our first quarter 2022 financial results. In accordance with the final rule, however, we will not include in future filings a comparison of the current quarter and the same prior-year quarter.

Segment Changes

In conjunction with the acquisition of SPO in the second quarter of 2022, we split our Middle East/Asia Pacific segment into the Middle East segment and the Asia Pacific segment. Our previous operations in Southeast Asia and Australia, along with the legacy SPO operations in the Asia Pacific region, now form the new Asia Pacific segment. Our segment disclosures reflect the current segment alignment for all periods presented.

Each of our five operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table presents our statement of operations for the periods indicated:

(In Thousands)	Three Months Ended
	March 31, 2023	March 31, 2022	December 31, 2022
Revenues:
Vessel revenues	$191,180	$103,876	$185,106
Other operating revenues	1,924	1,853	1,640
Total revenue	193,104	105,729	186,746
Costs and expenses:
Vessel operating costs	115,459	68,511	115,496
Costs of other operating revenues	1,151	361	694
General and administrative	23,545	18,217	28,633
Depreciation and amortization	30,666	26,657	29,881
Long-lived asset impairment and other	—	(500)	—
Gain on asset dispositions, net	(2,216)	(207)	(1,076)
Total costs and expenses	168,605	113,039	173,628
Operating income (loss)	24,499	(7,310)	13,118
Other income (expense):
Foreign exchange gain	2,348	946	2,105
Equity in net earnings of unconsolidated companies	—	—	14
Interest income and other, net	130	3,486	981
Interest and other debt costs, net	(4,190)	(4,175)	(4,339)
Total other expense	(1,712)	257	(1,239)
Income (loss) before income taxes	22,787	(7,053)	11,879
Income tax expense	11,971	5,218	1,697
Net income (loss)	10,816	(12,271)	10,182
Net income (loss) attributable to noncontrolling interests	78	(103)	(438)
Net income (loss) attributable to Tidewater Inc.	$10,738	$(12,168)	$10,620

Consolidated Results – Three Months Ended March 31, 2023 compared to March 31, 2022

Revenues for the quarters ended March 31, 2023 and 2022 were $193.1 million and $105.7 million, respectively. The $87.4 million increase in revenue is primarily due to the SPO acquisition of 49 active vessels and increases in utilization and average day rates across most of our vessel fleet. Overall, we had 49 more active vessels in the first quarter of 2023 than in the first quarter of 2022. Average day rates increased by 36.8%, from $10,687 per day in 2022 to $14,624 in 2023. Active utilization decreased slightly from 82.5% in 2022 to 80.6% in 2023, primarily due to a heavy drydock schedule in the first quarter of 2023 compared to 2022. The vessels acquired in the SPO acquisition accounted for almost all of the increase in active vessels with an average day rate of $12,852 per day and average active utilization of 81.7%. The SPO vessels added $44.5 million to revenue in the three months ended March 31, 2023.

Vessel operating costs for the quarters ended March 31, 2023 and 2022 were $115.5 million and $68.5 million, respectively. The increase is primarily due to the 49 additional active vessels in our fleet in the first quarter of 2023 from the SPO acquisition as compared to the first quarter of 2022 and our continued recovery from the low vessel utilization levels caused by the pandemic and increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the quarters ended March 31, 2023 and 2022 were $30.7 million and $26.7 million, respectively, largely due to an increase in depreciation expense because of a higher vessel count resulting from the SPO acquisition and higher overall amortization due to higher drydock activity as vessels have been reactivated over the past year.

General and administrative expenses for the quarters ended March 31, 2023 and 2022 were $23.5 million and $18.2 million, respectively. The increase is primarily due to increased general and administrative costs associated with the Singapore and Dubai offices added in the SPO acquisition.

We reported gains on asset dispositions, net totaling $2.2 million in the first quarter of 2023, primarily as a result of the sales of five vessels and other assets. We reported gains on asset dispositions, net totaling $0.2 million in the first quarter of 2022, primarily as a result of the sales of one vessel and other assets.

Long-lived asset impairment during the quarter ended March 31, 2022 was a $0.5 million credit related to recovery of impairment on a vessel reclassified from assets held for sale back to the active fleet. There was no long-lived asset impairment expense in the quarter ended March 31, 2023.

Interest expense for the quarters ended March 31, 2023 and 2022, was approximately the same at $4.2 million, as long-term debt remained unchanged in the first quarter of 2023 and 2022

During the quarter ended March 31, 2023, we recognized foreign exchange gains of $2.3 million due to the weakening of the U.S. Dollar against other currencies. During the quarter ended March 31, 2022, we recognized foreign exchange gains of $0.9 million.

The income tax expense for the three months ended March 31, 2023 was $12.0 million compared to an income tax expense of $5.2 million for the three months ending March 31, 2022. The tax expense for the three months ended March 31, 2023 is mainly attributable to foreign taxes that are calculated on the basis of deemed profit or minimum tax regimes or withholding tax on revenue instead of taxable income or loss. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a larger than expected tax liability.

Consolidated Results – Three Months Ended March 31, 2023 compared to December 31, 2022

Revenues for the quarters ended March 31, 2023 and December 31, 2022 were $193.1 million and $186.7 million, respectively. The $6.4 million increase in revenue is primarily due to increases in revenues in the Americas and Asia Pacific resulting from higher day rates in each segment. These increases were offset by lower revenues due to seasonal declines in Europe/Mediterranean activity and two less days in the first quarter.

Vessel operating costs for the quarters ended March 31, 2023 and December 31, 2022 were $115.5 million and $115.5 million, respectively.

Depreciation and amortization expense for the quarters ended March 31, 2023 and December 31, 2022 were $30.7 million and $29.9 million, respectively, due to an increase in amortization of deferred drydock costs.

General and administrative expenses for the quarters ended March 31, 2023 and December 31, 2022 were $23.5 million and $28.6 million, respectively, primarily because of a $3.7 million reduction in one-time acquisition, restructuring and integration related costs.

We reported gains on asset dispositions, net totaling $2.2 million in the first quarter of 2023 primarily as a result of the sales of five vessels and other assets. We reported gains on asset dispositions, net totaling $1.1 million in the fourth quarter of 2022 primarily as a result of the sales of four vessels and other assets.

Interest expense for the quarters ended March 31, 2023 and December 31, 2022, was $4.2 million and $4.3 million, respectively. Long-term debt remained unchanged in the first quarter of 2023 and fourth quarter of 2022.

During the quarter ended March 31, 2023, we recognized foreign exchange gains of $2.3 million due to the weakening of the U.S. Dollar against other currencies. During the quarter ended December 31, 2022 we recognized foreign exchange gains of $2.1 million.

The income tax expense for the three months ended March 31, 2023 was $12.0 million compared to an income tax expense of $1.7 million for the three months ending December 31, 2022. The increase in tax expense for the three months ended March 31, 2023 is mainly attributable to the addition of a new uncertain tax position in first quarter of 2023 and an uncertain tax position benefit from statute of limitations expiration recognized in fourth quarter of 2022. Additionally, the inability to offset profits in one country with losses in a different country contributes to having a larger than expected tax liability.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

(In Thousands)	Three Months Ended
	March 31, 2023		March 31, 2022		December 31, 2022
Vessel revenues:
Americas	$47,687	25%	$28,444	27%	$41,785	23%
Asia Pacific	22,024	12%	4,897	5%	19,070	10%
Middle East	30,762	16%	20,218	19%	30,575	16%
Europe/Mediterranean	31,250	16%	23,919	23%	33,482	18%
West Africa	59,457	31%	26,398	26%	60,194	33%
Total vessel revenues	$191,180	100%	$103,876	100%	$185,106	100%
Vessel operating costs:
Americas:
Crew costs	$17,402	36%	$11,252	40%	$16,486	39%
Repair and maintenance	3,888	8%	2,627	9%	3,619	9%
Insurance	410	1%	367	1%	410	1%
Fuel, lube and supplies	2,999	6%	2,385	8%	2,387	6%
Other	3,572	8%	2,196	8%	5,102	12%
	$28,271	59%	$18,827	66%	$28,004	67%
Asia Pacific:
Crew costs	$7,311	33%	$788	16%	$9,876	52%
Repair and maintenance	1,749	8%	284	6%	901	5%
Insurance	123	1%	54	1%	183	1%
Fuel, lube and supplies	1,630	7%	105	2%	1,299	7%
Other	1,678	8%	422	9%	1,574	8%
	$12,491	57%	$1,653	34%	$13,833	73%
Middle East
Crew costs	$12,616	41%	$8,465	42%	$12,472	41%
Repair and maintenance	3,475	11%	2,124	11%	3,216	11%
Insurance	433	2%	297	1%	384	1%
Fuel, lube and supplies	2,870	9%	1,559	8%	2,991	10%
Other	3,669	12%	2,457	12%	2,505	8%
	$23,063	75%	$14,902	74%	$21,568	71%
Europe/Mediterranean:
Crew costs	$12,727	41%	$12,003	50%	$13,010	39%
Repair and maintenance	2,706	9%	2,106	9%	3,067	9%
Insurance	384	1%	309	1%	386	1%
Fuel, lube and supplies	1,584	5%	1,077	5%	2,051	6%
Other	2,371	7%	2,026	8%	1,762	6%
	$19,772	63%	$17,521	73%	$20,276	61%
West Africa:
Crew costs	$16,587	28%	$8,329	32%	$17,855	30%
Repair and maintenance	4,834	8%	2,320	9%	3,971	6%
Insurance	655	1%	357	1%	664	1%
Fuel, lube and supplies	4,472	7%	1,950	7%	4,113	7%
Other	5,314	9%	2,652	10%	5,212	9%
	$31,862	54%	$15,608	59%	$31,815	53%
Vessel operating costs:
Crew costs	$66,643	35%	$40,837	39%	$69,699	37%
Repair and maintenance	16,652	9%	9,461	9%	14,774	8%
Insurance	2,005	1%	1,384	1%	2,027	1%
Fuel, lube and supplies	13,555	7%	7,076	7%	12,841	7%
Other	16,604	8%	9,753	9%	16,155	9%
Total vessel operating costs	$115,459	60%	$68,511	66%	$115,496	62%

The following table presents general and administrative expenses in our five geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the periods indicated:

(In Thousands)	Three Months Ended
	March 31, 2023		March 31, 2022		December 31, 2022
Segment general and administrative expenses:
Americas	$3,260	7%	$2,583	9%	$2,855	7%
Asia Pacific	2,500	11%	222	5%	4,532	24%
Middle East	2,308	8%	1,793	9%	2,490	8%
Europe/Mediterranean	2,092	7%	2,065	9%	2,110	6%
West Africa	2,853	5%	1,834	7%	3,003	5%
Total segment general and administrative expenses	$13,013	7%	$8,497	8%	$14,990	8%

The following table presents segment and total depreciation and amortization expense and the related segment and total vessel depreciation and amortization expense as a percentage of segment and total vessel revenues for the periods indicated:

(In Thousands)	Three Months Ended
	March 31, 2023		March 31, 2022		December 31, 2022
Segment depreciation and amortization expense:
Americas	$8,194	17%	$7,116	25%	$7,710	18%
Asia Pacific	1,465	7%	849	17%	1,513	8%
Middle East	5,735	19%	5,406	27%	6,025	20%
Europe/Mediterranean	7,350	24%	6,762	28%	7,222	22%
West Africa	7,521	13%	5,741	22%	7,071	12%
Total segment depreciation and amortization expense	$30,265	16%	$25,874	25%	$29,541	16%

The following table compares operating income (loss) and other components of income (loss) and its related percentage of total revenue for the periods indicated:

(In Thousands)	Three Months Ended
	March 31, 2023		March 31, 2022		December 31, 2022
Vessel operating profit (loss):
Americas	$7,962	4%	$(82)	0%	$3,216	2%
Asia Pacific	5,568	3%	2,173	2%	(808)	0%
Middle East	(344)	0%	(1,883)	(2)%	492	0%
Europe/Mediterranean	2,036	1%	(2,429)	(2)%	3,874	2%
West Africa	17,221	9%	3,215	3%	18,305	10%
Other operating profit	773	0%	1,492	1%	946	0%
	33,216	17%	2,486	2%	26,025	14%

Corporate expenses	(10,933)	(5)%	(10,503)	(10)%	(13,983)	(7)%
Gain on asset dispositions, net	2,216	1%	207	0%	1,076	0%
Long-lived asset impairment and other	—	0%	500	1%	—	0%
Operating income (loss)	$24,499	13%	$(7,310)	(7)%	$13,118	7%

Segment results for three months ended March 31, 2023 compared to March 31, 2022

Americas Segment Operations.  Vessel revenues in the Americas segment increased 67.7%, or $19.2 million, during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. This increase is primarily the result of four additional active vessels and a 27.7% increase in average day rates largely due to demand recovery with higher crude oil prices. Average utilization increased from 75.5% to 85.2%. The SPO acquisition added two active vessels in the Americas segment that contributed 100% utilization, $9,334 average day rate and $1.7 million in revenue.

Vessel operating profit for the Americas segment for the quarter ended March 31, 2023, was $8.0 million, compared to a $0.1 million operating loss for the quarter ended March 31, 2022. The increase in operating profit was largely due to the increase in revenue partially offset by a $9.4 million increase in operating expenses and a $1.1 million increase in depreciation and amortization, resulting mainly from four additional active vessels, reactivation costs, and a $0.7 million increase in general and administrative costs.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 349.7%, or $17.1 million, during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. Active vessels increased by eight, entirely due to the acquisition of SPO. Average day rates increased 114.9%, rising from $10,975 per day in the first quarter of 2022 to $23,582 in the first quarter of 2023. The SPO acquisition added 13 active vessels to the Asia Pacific segment and contributed 79.8% utilization, $23,583 average day rate and $22.0 million in revenue. The impact of the SPO vessels was slightly offset by a five active vessel decrease in legacy Tidewater vessels due to contract completions. Average active utilization for the segment decreased from 99.2% to 77.8%.

The Asia Pacific segment reported an operating profit of $5.6 million for the quarter ended March 31, 2023, compared to $2.2 million for the quarter ended March 31, 2022. The increase in revenue was offset by additional operating expenses of $10.8 million, general and administrative costs of $2.3 million, depreciation and amortization expense of $0.6 million, all as a result of the SPO acquisition.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 52.2%, or $10.5 million, during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. Active vessels increased by ten, with six active vessels added from the SPO acquisition that contributed $5.4 million in revenue. The SPO vessels achieved an average day rate of $11,098 and average active utilization of 90.9%. Overall, active utilization for the quarter ended March 31, 2023 decreased from 83.6% to 82.5% but average day rates increased 18.6%.

The Middle East segment reported an operating loss of $0.3 million for the quarter ended March 31, 2023, compared to an operating loss of $1.9 million for the quarter ended March 31, 2022 as the increase in revenue was largely offset by a $8.2 million increase in operating costs (primarily attributable to the acquired SPO vessels), a $0.3 million increase in depreciation and amortization, and a $0.5 million increase in general and administrative costs. The increase in costs were primarily a result of the six active vessels acquired in the SPO acquisition and addition of the SPO Dubai office.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 30.6%, or $7.3 million, during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. The increased revenue was attributable to three more active vessels (one from the SPO acquisition, which had revenue of $1.1 million) combined with 29.2% higher average day rates. Active utilization decreased from 91.3% to 83.4%. The SPO vessel was 84.1% utilized in the first quarter of 2023 at an average day rate of $13,948. The first quarter in this segment typically experiences lower activity due to weather conditions in the North Sea.

The Europe/Mediterranean segment reported an operating profit of $2.0 million for the quarter ended March 31, 2023, compared to an operating loss of $2.4 million for the quarter ended March 31, 2022. The higher operating profit was due to the revenue increase offset by $2.3 million in higher operating costs and $0.6 million in higher depreciation and amortization associated with the increase in active vessels.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 125.2%, or $33.1 million, during the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. The West Africa active vessel fleet increased by 24 vessels (25 from the SPO acquisition) during the comparative periods. In addition, average day rates increased 47.7% from $8,834 to $13,047, while active utilization decreased from 79.1% during the quarter ended March 31, 2022 to 76.6% during the quarter ended March 31, 2023. The increases in revenue are the result of the SPO acquisition, which added $14.3 million in revenue and higher demand caused by reduced restrictions from the pandemic and the higher price of crude oil.

West Africa reported an operating profit of $17.2 million for the quarter ended March 31, 2023, compared to an operating profit of $3.2 million for the quarter ended March 31, 2022. The increase in operating results is largely due to the increase in revenue partially offset by $16.3 million in higher operating costs primarily related to the increase in active vessels. In addition, general and administrative costs increased by $1.0 million due to additional costs associated with the SPO acquisition. Depreciation and amortization increased by $1.8 million due largely to the SPO acquisition.

Segment results for three months ended March 31, 2023 compared to December 31, 2022

Americas Segment Operations.  Vessel revenues in the Americas segment increased 14.1%, or $5.9 million, during the quarter ended March 31, 2023, compared to the quarter ended December 31, 2022. This increase is primarily the result of an 8.3% increase in average day rates and an increase in average utilization from 80.1% to 85.2%.

Vessel operating profit for the Americas segment for the quarter ended March 31, 2023 was $8.0 million, compared to a $3.2 million operating profit for the quarter ended December 31, 2022. The increase in operating profit was largely due to the increase in revenue partially offset by increases of $0.3 million in operating expense, $0.4 million in general and administrative expense and $0.5 million in depreciation and amortization.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 15.4%, or $3.0 million, during the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022. Active vessels decreased by one, but this decrease was offset by substantial increases in day rates. Average day rates increased 32.0% rising from $17,868 per day in the fourth quarter of 2022 to $23,582 in the first quarter of 2023. Average active utilization for the segment decreased slightly from 79.5% to 77.8%.

The Asia Pacific segment reported an operating profit of $5.6 million for the quarter ended March 31, 2023, compared to an operating loss of $0.8 million for the quarter ended December 31, 2022. The increase in profit is primarily due to the increase in revenue plus a $1.3 million decrease in operating expenses and a $2.0 million decrease in general and administrative costs.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased slightly by $0.2 million, during the quarter ended March 31, 2023, compared to the quarter ended December 31, 2022. Active vessels, average day rates and average active utilization were largely unchanged from quarter to quarter.

The Middle East segment reported an operating loss of $0.3 million for the quarter ended March 31, 2023, compared to an operating profit of $0.5 million for the quarter ended December 31, 2022 primarily due to a $1.5 million increase in operating costs offset by a $0.3 million decrease in depreciation and amortization and a $0.2 million decrease in general and administrative costs.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment decreased by 6.7% or $2.2 million, during the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022. The decreased revenue was primarily attributable to lower utilization as the North Sea activity level decreased in the first quarter. Average active utilization decreased from 87.8% in the fourth quarter of 2022 to 83.4% in the first quarter of 2023. Active vessels remained unchanged and average days rates increased by 2.0% from $15,364 to $15,669.

The Europe/Mediterranean segment reported an operating profit of $2.0 million for the quarter ended March 31, 2023, compared to an operating profit of $3.9 million for the quarter ended December 31, 2022. The lower operating profit was due to the revenue decrease offset by $0.5 million in lower operating costs.

West Africa Segment Operations.  Vessel revenues in the West Africa segment decreased 1.2% or $0.7 million, during the quarter ended March 31, 2023, compared to the quarter ended December 31, 2022 primarily due to a 5.1% decrease in utilization. Offsetting the utilization decrease was a one vessel increase in active vessels and a 6.3% increase in average day rates.

West Africa reported an operating profit of $17.2 million for the quarter ended March 31, 2023, compared to an operating profit of $18.3 million for the quarter ended December 31, 2022. The decrease in operating results is largely due to the decrease in revenue plus a $0.5 million increase in depreciation and amortization partially offset by $0.2 million decrease in general and administrative costs.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked.

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022	December 31, 2022
SEGMENT STATISTICS:
Americas fleet:
Utilization	82.3%	60.7%	74.6%
Active utilization	85.2%	75.5%	80.1%
Average vessel day rates	$19,794	$15,501	$18,271
Average total vessels	32	34	33
Average stacked vessels	(1)	(7)	(2)
Average active vessels	31	27	31

Asia Pacific fleet:
Utilization	74.8%	99.2%	71.7%
Active utilization	77.8%	99.2%	79.5%
Average vessel day rates	$23,582	$10,975	$17,868
Average total vessels	14	5	16
Average stacked vessels	(1)	—	(2)
Average active vessels	13	5	14

Middle East fleet:
Utilization	82.5%	82.9%	83.3%
Active utilization	82.5%	83.6%	83.3%
Average vessel day rates	$9,679	$8,160	$9,498
Average total vessels	43	33	43
Average stacked vessels	—	—	—
Average active vessels	43	33	43

Europe/Mediterranean fleet:
Utilization	83.4%	77.8%	87.8%
Active utilization	83.4%	91.3%	87.8%
Average vessel day rates	$15,669	$12,124	$15,364
Average total vessels	27	28	27
Average stacked vessels	—	(4)	—
Average active vessels	27	24	27

West Africa fleet:
Utilization	68.4%	63.5%	70.5%
Active utilization	76.6%	79.1%	81.7%
Average vessel day rates	$13,047	$8,834	$12,272
Average total vessels	74	52	75
Average stacked vessels	(8)	(10)	(10)
Average active vessels	66	42	65

Worldwide fleet:
Utilization	76.5%	70.9%	76.5%
Active utilization	80.6%	82.5%	82.5%
Average vessel day rates	$14,624	$10,687	$13,554
Average total vessels	190	152	194
Average stacked vessels	(10)	(21)	(14)
Average active vessels	180	131	180

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is ongoing. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We also include our assets held for sale in stacked vessels as they continue to incur stacking related costs. We had eight (three held for sale), 18 (12 held for sale) and 13 (eight held for sale) stacked vessels at March 31, 2023, March 31, 2022 and December 31, 2022, respectively. The decrease in stacked vessels is attributable to vessel sales and reactivation of vessels. We reclassified one vessel in 2022 from assets held for sale to the active fleet. Total stacking costs included in vessel operating costs for the three months ended March 31, 2023, March 31, 2022 and December 31, 2022, were $0.7 million, $1.4 million, and $0.7 million respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessel sales during the first three months of 2023 included five vessels that were classified as assets held for sale.

Liquidity, Capital Resources and Other Matters

As of March 31, 2023, we had $172.7 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany receivables from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility that matures in 2026. No amounts have been drawn on this facility. As of March 31, 2023, we had $175.0 million of long-term debt on our consolidated balance sheet, none of which is due until 2026. The 2026 Senior Secured Notes and the revolving credit facility contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants. Cash and cash equivalents, our revolving credit facility and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our ongoing operational requirements. We also have an “at-the-market” offering registered with the SEC under which we may offer and sell shares of our common stock, having an aggregate offering proceeds of up to $30.0 million from time to time through the agents acting as a sales agent or directly to the agents acting as a principal. A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions and we would expect to use the net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities. In furtherance of this strategy and as discussed above, on March 7, 2023, we entered into a Sale and Purchase Agreement with, Solstad pursuant to which, among other things, we will acquire 37 platform supply vessels for an aggregate cash purchase price of $577.0 million (subject to adjustments), plus customary extras, upon the terms and subject to the conditions set forth in the Sale and Purchase Agreement. We expect to close this transaction in the second quarter of 2023 subject to customary closing conditions including, among others, our receipt of proceeds sufficient to pay the purchase price from, in our sole discretion, acceptable financing. We expect to use a combination of debt and cash on hand to close the transaction, with the expectation that our cash flows from the acquired vessels will be sufficient to service any new debt.

Operating Activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2023 and 2022 was $12.8 million and $(11.6) million, respectively.

Net cash provided by operations for the three months ended March 31, 2023 reflects net income of $10.8 million, which includes non-cash depreciation and amortization of $30.7 million and net gains on asset dispositions of $2.2 million. Combined changes in operating assets and liabilities provided $2.3 million in cash, and cash paid for deferred drydock and survey costs was $31.3 million.

Net cash provided by operations for the three months ended March 31, 2022 reflects a net loss of $12.3 million, which includes non-cash depreciation and amortization of $26.7 million and net gains on asset dispositions of $0.2 million. Combined changes in operating assets and liabilities used $13.4 million in cash, and cash paid for deferred drydock and survey costs was $12.6 million.

Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2023 and 2022, was $(2.9) million and $2.4 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2023 reflects receipt of $5.7 million primarily related to the sale of five vessels. Additions to properties and equipment were comprised of approximately $6.9 million in capitalized upgrades to existing vessels and equipment and $1.8 million for other property and information technology equipment purchases and development work.

Net cash provided by investing activities for the three months ended March 31, 2022 reflects the receipt of $4.6 million primarily related to the sale of five vessels. Additions to properties and equipment were comprised of approximately $0.6 million in capitalized upgrades to existing vessels and equipment and $0.6 million for other property and information technology equipment purchases and development work. We also purchased our joint venture partner's 51% equity interest in Sonatide for $1.0 million, net of cash acquired.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was $5.2 million and $1.3 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2023 included a $1.4 million payment to acquire the non-controlling interest in a majority owned (now wholly owned) subsidiary and $3.7 million in taxes paid on share-based awards.

Net cash used in financing activities for the three months ended March 31, 2022 included $0.3 million of debt issuance costs and $1.0 in taxes paid on share-based awards.

Application of Critical Accounting Policies and Estimates

Our 2022 Annual Report filed with the SEC on February 27, 2023, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2022 Annual Report regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, see “Note (2) - Recently Issued or Adopted Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting

On April 22, 2022, we completed the acquisition of SPO. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of acquisition through March 31, 2023 and believes that the internal controls and procedures of the acquisition have a material effect on our internal controls over financial reporting. We are currently in the process of incorporating the internal controls and procedures of SPO into our internal controls over financial reporting for our assessment of and report on internal control over financial reporting as of December 31, 2023.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See discussion of legal proceedings in (i) “Note (10) - Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report; (ii) Item 3 of Part I of our 2022 Annual Report; and (iii) “Note (12) – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of our 2022 Annual Report.

ITEM 1A.       RISK FACTORS

As of the date of this filing, the company and its operations continue to be subject to the risk factors previously discussed in the “Risk Factors” section contained in the 2022 Annual Report.

ITEM 6.       EXHIBITS

Exhibit Number	Description
2.1	Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated March 7, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 8, 2023	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)