Form 10-Q
period 2023-06-30
TIDEWATER INC
filed 2023-08-07
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

52,666,949 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 31, 2023.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$171,261	$164,192
Restricted cash	1,242	1,241
Trade and other receivables, less allowance for credit losses of $14,758 and $14,060 at June 30, 2023 and December 31, 2022, respectively	195,906	156,465
Marine operating supplies	22,495	30,830
Assets held for sale	630	4,195
Prepaid expenses and other current assets	18,958	20,985
Total current assets	410,492	377,908
Net properties and equipment	784,873	796,655
Deferred drydocking and survey costs	92,481	61,080
Indemnification assets	22,678	28,369
Other assets	33,640	33,644
Total assets	$1,344,164	$1,297,656

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,822	$38,946
Accrued expenses	91,875	105,518
Current portion of long-term debt	2,441	—
Other current liabilities	42,305	50,323
Total current liabilities	206,443	194,787
Long-term debt	179,573	169,036
Other liabilities	65,621	67,843

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 50,895,235 and 50,554,179 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	51	51
Additional paid-in capital	1,554,793	1,556,990
Accumulated deficit	(666,327)	(699,649)
Accumulated other comprehensive income	4,566	8,576
Total stockholders’ equity	893,083	865,968
Noncontrolling interests	(556)	22
Total equity	892,527	865,990
Total liabilities and equity	$1,344,164	$1,297,656

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Vessel revenues	$210,323	$162,175	$401,503	$266,051
Other operating revenues	4,638	1,272	6,562	3,125
Total revenue	214,961	163,447	408,065	269,176
Costs and expenses:
Vessel operating costs	118,264	100,257	233,723	168,768
Costs of other operating revenues	373	483	1,524	844
General and administrative	26,013	27,804	49,558	46,021
Depreciation and amortization	32,768	31,766	63,434	58,423
Long-lived asset impairment credit	—	—	—	(500)
(Gain) loss on asset dispositions, net	(1,404)	1,297	(3,620)	1,090
Total costs and expenses	176,014	161,607	344,619	274,646
Operating income (loss)	38,947	1,840	63,446	(5,470)
Other income (expense):
Foreign exchange loss	(3,819)	(1,881)	(1,471)	(935)
Equity in net earnings (losses) of unconsolidated companies	25	(244)	25	(244)
Interest income and other, net	2,790	349	2,920	3,835
Loss on warrants	—	(14,175)	—	(14,175)
Interest and other debt costs, net	(4,731)	(4,284)	(8,921)	(8,459)
Total other expense	(5,735)	(20,235)	(7,447)	(19,978)
Income (loss) before income taxes	33,212	(18,395)	55,999	(25,448)
Income tax expense	11,284	6,619	23,255	11,837
Net income (loss)	21,928	(25,014)	32,744	(37,285)
Net income (loss) attributable to noncontrolling interests	(656)	567	(578)	464
Net income (loss) attributable to Tidewater Inc.	$22,584	$(25,581)	$33,322	$(37,749)
Basic income (loss) per common share	$0.44	$(0.61)	$0.66	$(0.91)
Diluted income (loss) per common share	$0.43	$(0.61)	$0.64	$(0.91)
Weighted average common shares outstanding	50,857	41,814	50,731	41,614
Dilutive effect of warrants, restricted stock units and stock options	1,148	—	1,260	—
Adjusted weighted average common shares	52,005	41,814	51,991	41,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$21,928	$(25,014)	$32,744	$(37,285)
Other comprehensive income (loss):
Unrealized loss on note receivable	(184)	(846)	(316)	(846)
Change in liability of pension plans	(3,504)	138	(3,694)	(59)
Total comprehensive income (loss)	$18,240	$(25,722)	$28,734	$(38,190)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Operating activities:
Net income (loss)	$32,744	$(37,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,144	40,287
Amortization of deferred drydocking and survey costs	21,290	18,136
Amortization of debt premium and discounts	842	765
Provision for deferred income taxes	34	145
(Gain) loss on asset dispositions, net	(3,620)	1,090
Gain on pension settlement	(1,807)	—
Gain on bargain purchase	—	(1,300)
Long-lived asset impairment credit	—	(500)
Loss on warrants	—	14,175
Stock-based compensation expense	4,751	3,421
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(37,919)	(35,085)
Changes in due to/from affiliates, net	—	(20)
Accounts payable	30,876	8,072
Accrued expenses	(13,544)	2,354
Deferred drydocking and survey costs	(52,691)	(31,063)
Other, net	(565)	(16,419)
Net cash provided by (used in) operating activities	22,535	(33,227)
Cash flows from investing activities:
Proceeds from asset dispositions	8,659	8,163
Acquisitions, net of cash acquired	—	(29,525)
Additions to properties and equipment	(17,500)	(5,380)
Net cash used in investing activities	(8,841)	(26,742)
Cash flows from financing activities:
Acquisition of non-controlling interest in a majority owned subsidiary	(1,427)	—
Debt issuance and modification costs	—	(371)
Tax on share-based awards	(5,521)	(2,176)
Net cash used in financing activities	(6,948)	(2,547)
Net change in cash, cash equivalents and restricted cash	6,746	(62,516)
Cash, cash equivalents and restricted cash at beginning of period	167,977	154,276
Cash, cash equivalents and restricted cash at end of period	$174,723	$91,760

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,846	$7,626
Income taxes	$27,201	$9,330
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$—	$162,648
Purchase of three vessels	$12,171	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$—	$162,648
Debt incurred for purchase of three vessels	$12,171	$—

Cash, cash equivalents and restricted cash at June 30, 2023 includes $2.2 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2023	$51	$1,553,919	$(688,911)	$8,254	$100	$873,413
Total comprehensive income (loss)	—	—	22,584	(3,688)	(656)	18,240
Amortization of share-based awards	—	874	—	—	—	874
Balance at June 30, 2023	$51	$1,554,793	$(666,327)	$4,566	$(556)	$892,527

Balance at March 31, 2022	$42	$1,376,934	$(690,068)	$2,471	$363	$689,742
Total comprehensive income (loss)	—	—	(25,581)	(708)	567	(25,722)
SPO acquisition warrants	—	176,823	—	—	—	176,823
Amortization of share-based awards	—	804	—	—	—	804
Balance at June 30, 2022	$42	$1,554,561	$(715,649)	$1,763	$930	$841,647

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2022	$51	$1,556,990	$(699,649)	$8,576	$22	$865,990
Total comprehensive income (loss)	—	—	33,322	(4,010)	(578)	28,734
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	(770)	—	—	—	(770)
Balance at June 30, 2023	$51	$1,554,793	$(666,327)	$4,566	$(556)	$892,527

Balance at December 31, 2021	$41	$1,376,494	$(677,900)	$2,668	$466	$701,769
Total comprehensive income (loss)	—	—	(37,749)	(905)	464	(38,190)
Issuance of common stock	1	(1)	—	—	—	—
SPO acquisition warrants	—	176,823	—	—	—	176,823
Amortization of share-based awards	—	1,245	—	—	—	1,245
Balance at June 30, 2022	$42	$1,554,561	$(715,649)	$1,763	$930	$841,647

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

As of March 31, 2023, the following recorded fair value amounts for the assets acquired and liabilities assumed were final, with no material measurement period adjustments made during the year:

(In Thousands)

Assets
Cash	$33,152
Trade and other receivables	64,621
Marine operating supplies	5,122
Assets held for sale	2,500
Prepaid expenses and other current assets	4,174
Net properties and equipment	174,415
Indemnification assets (A)	32,279
Other assets	1,153
Total assets	317,416

Liabilities
Accounts payable	1,594
Accrued expenses	54,924
Other current liabilities	28,511
Other liabilities	16,886
Total liabilities	101,915

Net assets acquired	$215,501

(A)	Consists primarily of tax liabilities existing at the Closing Date that are recorded in other current liabilities and other liabilities.

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, travel, training, valuation and other professional fees totaling $0.1 million and $0.8 million for the three and six months ended June 30, 2023, respectively. Business combination related costs totaled $7.2 million and $9.4 million for the three and six months ended June 30, 2022, respectively.

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

(In Thousands)
Period from
January 1, 2022
to June 30, 2022

Revenues	$336,275

Net loss	$(38,808)

(4)	ALLOWANCE FOR CREDIT LOSSES

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

Activity in the allowance for credit losses for the six months ended June 30, 2023 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2023	$14,060
Current period provision for expected credit losses	2,679
Write offs	(1,484)
Other	(497)
Balance at June 30, 2023	$14,758

The balance in our allowance for credit losses at June 30, 2023 and December 31, 2022, includes $11.2 million and $11.7 million respectively, previously reported in the allowance for credit losses related to amounts due from affiliates which are now combined with trade and other receivables.

(5)	REVENUE RECOGNITION

See “Note (13) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2023, we had $5.8 million of deferred mobilizations costs included within prepaid expenses and other current assets and $3.4 million of deferred mobilization costs included in other assets.

At June 30, 2023, we had $5.1 million of deferred mobilization revenue included within accrued expenses related to unsatisfied performance obligations that will be recognized during the remainder of 2023 and 2024.

(6)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

In recent years through the second quarter of 2022, we reported annual and quarterly losses from operations and reported basic and diluted losses per share based on the actual average shares of common stock outstanding during the relevant period. For the three and six months ended June 30, 2023, we reported net income from operations. Our fully diluted earnings per share for the three and six months ended June 30, 2023, is based on our weighted average common shares outstanding plus the common stock equivalent of our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	June 30, 2023	June 30, 2022
Balance at March 31, 2023 and 2022	$8,254	$2,471
Unrealized loss on note receivable	(184)	(846)
Pension benefits recognized in OCI	(3,504)	138
Balance at June 30, 2023 and 2022	$4,566	$1,763

(In Thousands)	Six Months Ended
	June 30, 2023	June 30, 2022
Balance at December 31, 2022 and 2021	$8,576	$2,668
Unrealized loss on note receivable	(316)	(846)
Pension benefits recognized in OCI	(3,694)	(59)
Balance at June 30, 2023 and 2022	$4,566	$1,763

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	June 30, 2023	June 30, 2022
Common shares outstanding	50,895,235	42,029,882
New creditor warrants (strike price $0.001 per common share)	81,244	395,401
GulfMark creditor warrants (strike price $0.01 per common share)	100,179	309,351
SPO acquisition warrants (strike price $0.001 per common share)	—	8,100,000
Restricted stock units and stock options	1,520,226	1,627,083
Total	52,596,884	52,461,717

We also had “out-of-the-money” warrants outstanding exercisable for 5,923,399 shares of common stock at both June 30, 2023 and 2022. Included in these “out-of-the-money” warrants are (i) 2.4 million Series A Warrants, exercise price of $57.06, which have an expiration date of July 31, 2023; (ii) 2.6 million Series B Warrants, exercise price of $62.28, which have an expiration date of July 31, 2023; and (iii) 0.9 million GLF Equity Warrants, exercise price of $100.00, which expires in November 2024. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings (loss) per share calculations if the effect of such inclusion is antidilutive. During July 2023, the Tidewater common stock price increased above the exercise price of the Series A Warrants. Prior to their expiration, 2.0 million Series A Warrants and Series B Warrants were exercised and 1.9 million shares of common stock was issued in exchange for $111.5 million in proceeds. The remaining 3.1 million unexercised Series A Warrants and Series B Warrants expired according to their terms on July 31, 2023.

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

For the six months ended June 30, 2023, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2022, our balance sheet reflected approximately $439.7 million of net deferred tax assets prior to a valuation allowance of $441.9 million. As of June 30, 2023, we had net deferred tax assets of approximately $449.7 million prior to a valuation allowance of $451.9 million. The net deferred tax assets amounts as of June 30, 2023 include $65.7 million of deferred tax assets from the SPO acquisition offset by a valuation allowance of $65.7 million.

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

During the second quarter of 2023, we, as sponsor of the pension plan entered into an agreement committing the pension plan to use a portion of its assets to purchase an annuity from an insurance company (the “Insurer”) to transfer approximately $11.8 million of the pension plan’s pension liabilities. Under the terms of this agreement, we irrevocably transferred to the Insurer all future pension plan benefit obligations for approximately 500 Tidewater participants (“Transferred Participants”) effective in April 2023. This annuity transaction was funded entirely with existing pension plan assets. The Insurer assumed responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants. We recognized a $1.8 million settlement gain in the second quarter of 2023 in connection with this transaction.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $0.8 million to the supplemental plan during each of the six months ended June 30, 2023 and 2022, respectively, and expect to contribute $0.8 million during the remainder of 2023. Our obligations under the supplemental plan were $17.2 million and $17.3 million at June 30, 2023 and  December 31, 2022, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pension Benefits:
Interest cost	$653	$579	$1,499	$1,157
Expected return on plan assets	(365)	(751)	(1,053)	(1,503)
Amortization of net actuarial (gains) losses	(4)	16	(70)	32
Net periodic pension (benefit) cost	$284	$(156)	$376	$(314)

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(9)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	June 30, 2023	December 31, 2022
Senior secured bonds:
8.50% Senior Secured Notes due November 2026 (A) (B)	$175,000	$175,000
Supplier Facility Agreements	12,204	—
Senior Secured Term Loan	—	—
10.375% Senior Unsecured Notes due July 2028	—	—
	$187,204	$175,000
Debt discount and issuance costs	(5,190)	(5,964)
Less: Current portion of long-term debt	(2,441)	—
Total long-term debt	$179,573	$169,036

(A)	As of June 30, 2023 and December 31, 2022, the fair value (Level 2) of the Senior Secured Notes was $181.4 million and $177.3 million, respectively.
(B)

The $1.2 million restricted cash on the condensed consolidated balance sheet at June 30, 2023, represents the pro rata amount due for our next semiannual interest payment obligation on the 8.50% Senior Secured Notes.

Supplier Facility Agreements

We entered into Facility Agreements to finance a portion of the construction and delivery of three new vessels. The vessels were delivered to us in the second quarter of 2023 in exchange for approximately $12.2 million in financing. Each of the Facility Agreements bear interest at rates ranging from 2.7% to 6.0% and are payable in ten equal principal semi-annual installments, with the first Facility Agreement installment commencing in the fourth quarter of 2023. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Senior Secured Term Loan

On June 30, 2023, Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels Unrestricted, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“TDW International”), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (“DNB Bank”), as facility agent and DNB Markets, Inc. (“DNB Markets”), as bookrunner and mandated lead arranger (the “Credit Agreement”), pursuant to which the lenders agreed to make available to borrower a senior secured term loan in the aggregate principal amount of $325.0 million (the “Senior Secured Term Loan”) to partially finance the purchase price of the Solstad Acquisition (See “Note (15) Solstad Vessel Acquisition”). The balance on the Senior Secured Term Loan was zero as of June 30, 2023. On July 5, 2023, the Term Loan was fully drawn in a single advance of $325.0 million yielding net proceeds of approximately $318.3 million, which were used to fund a portion of the purchase price for the Solstad Acquisition.

The Senior Secured Term Loan is composed of a $100.0 million Tranche A loan and a $225.0 million Tranche B loan, each maturing on July 5, 2026. The Tranche A loan is required to be repaid by $50.0 million within one year, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term of the Senior Secured Term Loan. The Tranche A loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may each be prepaid at any time without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the Company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

The Credit Agreement contains three financial covenants: (i) a minimum free liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest-bearing debt, (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries and (iii) an interest coverage ratio of not less than 2:1. The Credit Agreement also contain certain equity cure rights with respect to such financial covenants. The Credit Agreement also includes (i) customary vessel management and insurance covenants in the vessel mortgages, (ii) negative covenants, and (iii) certain customary events of default. We are currently in compliance with all of these financial covenants.

Senior Unsecured Notes

On July 3, 2023, Tidewater completed a previously announced offering of $250 million aggregate principal amount of senior unsecured bonds in the Nordic bond market (the “Senior Unsecured Notes”). The bonds were privately placed, at an issue price of 99%, outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from the offering of approximately $243.1 million to fund a portion of the purchase price of the Solstad Acquisition.

The Senior Unsecured Notes were issued pursuant to the Bond Terms, dated as of June 30, 2023 (the “Bond Terms”), between the Nordic Trustee AS, as Bond Trustee and us. An application will be made for the Senior Unsecured Notes to be listed on the Nordic ABM. The Senior Unsecured Notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

The Senior Unsecured Notes will mature on July 3, 2028. Interest on the Senior Unsecured Notes will accrue at a rate of 10.375% per annum payable semi-annually in arrears on January 3 and July 3 of each year in cash, beginning January 3, 2024. Prepayment of the Senior Unsecured Notes prior to July 3, 2025 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The Senior Unsecured Notes contain two financial covenants: (i) a minimum free liquidity test equal to the greater of $20 million and 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. Our ability to make certain distributions after November 16, 2023 to our stockholders is subject to certain limits, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The Senior Unsecured Notes are also subject to negative covenants as set forth in the Bond Terms. The Bond Terms contain certain customary events of default, including, among other things: (i) default in the payment of any amount when due; (ii) default in the performance or breach of any other covenant in the Bond Terms, which default continues uncured for a period of 20 business days; and (iii) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization. We are currently in compliance with all of these financial covenants.

Super Senior Revolver

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). The PEMEX Note is classified as “available for sale.” For the three and six months ended  June 30, 2023, we recorded $0.2 million and $0.3 million in mark-to-market losses in other comprehensive income, respectively, valuing the PEMEX Note at $7.8 million in our consolidated balance sheet as of June 30, 2023. The PEMEX Note mark-to-market valuations are considered to be Level 2.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of June 30, 2023, our property and equipment consist primarily of 184 active vessels, which excludes the two vessels we have classified as held for sale, located around the world. As of  December 31, 2022, our property and equipment consisted primarily of 183 active vessels, which excluded eight vessels classified as held for sale. We have five Alucat crew boats under construction for which we have made down payments totaling approximately $2.8 million in 2022 and 2023 and will incur debt with the shipyard upon deliveries in 2023 and 2024 totaling approximately $11.3 million. These crew boats, upon completion, will be employed in our African market. See Note 15 for disclosure of our July 5, 2023 acquisition of 37 vessels from Solstad Offshore ASA, a Norwegian public limited company.

A summary of properties and equipment is as follows:

(In Thousands)
	June 30, 2023	December 31, 2022
Properties and equipment:
Vessels and related equipment	$1,094,233	$1,070,821
Other properties and equipment	41,750	35,819
	1,135,983	1,106,640
Less accumulated depreciation and amortization	351,110	309,985
Properties and equipment, net	$784,873	$796,655

A summary of accrued expenses is as follows:

(In Thousands)
	June 30, 2023	December 31, 2022
Payroll and related payables	$30,356	$35,425
Accrued vessel expenses	35,038	47,307
Accrued interest expense	1,921	2,037
Other accrued expenses	24,560	20,749
	$91,875	$105,518

A summary of other current liabilities is as follows:

(In Thousands)
	June 30, 2023	December 31, 2022
Taxes payable	$34,933	$39,355
Other	7,372	10,968
	$42,305	$50,323

A summary of other liabilities is as follows:

(In Thousands)
	June 30, 2023	December 31, 2022
Pension liabilities	$19,932	$17,383
Liability for uncertain tax positions	31,533	35,468
Other	14,156	14,992
	$65,621	$67,843

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and six months ended June 30, 2023 and 2022. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Vessel revenues:
Americas	$50,376	$37,520	$98,063	$65,964
Asia Pacific	22,585	16,362	44,609	21,259
Middle East	31,856	28,396	62,618	48,614
Europe/Mediterranean	39,295	32,475	70,545	56,394
West Africa	66,211	47,422	125,668	73,820
Other operating revenues	4,638	1,272	6,562	3,125
Total	$214,961	$163,447	$408,065	$269,176
Vessel operating profit (loss):
Americas	$6,245	$5,930	$14,207	$5,848
Asia Pacific	7,026	(899)	12,594	1,274
Middle East	(1,657)	(307)	(2,001)	(2,190)
Europe/Mediterranean	8,307	4,262	10,343	1,833
West Africa	25,474	9,270	42,695	12,485
Other operating profit	4,265	790	5,038	2,282
	49,660	19,046	82,876	21,532

Corporate expenses	(12,117)	(15,909)	(23,050)	(26,412)
Long-lived asset impairment credit	—	—	—	500
Gain on asset dispositions, net	1,404	(1,297)	3,620	(1,090)
Operating income (loss)	$38,947	$1,840	$63,446	$(5,470)
Depreciation and amortization:
Americas	$8,724	$7,503	$16,918	$14,619
Asia Pacific	1,824	2,080	3,289	2,929
Middle East	6,365	6,421	12,100	11,827
Europe/Mediterranean	7,445	6,958	14,795	13,720
West Africa	7,813	8,002	15,334	13,743
Corporate	597	802	998	1,585
Total	$32,768	$31,766	$63,434	$58,423
Additions to properties and equipment:
Americas	$1,040	$538	$1,561	$538
Asia Pacific	1,256	19	5,659	19
Middle East	868	2,048	2,418	2,072
Europe/Mediterranean	1,948	169	2,180	445
West Africa	15,146	340	15,735	690
Corporate	762	1,037	2,118	1,616
Total	$21,020	$4,151	$29,671	$5,380

The following table provides a comparison of total assets at  June 30, 2023 and  December 31, 2022:

(In Thousands)
	June 30, 2023	December 31, 2022
Total assets:
Americas	$307,964	$309,985
Asia Pacific	109,038	148,684
Middle East	200,369	197,054
Europe/Mediterranean	278,660	282,670
West Africa	331,657	285,965
Corporate	116,476	73,298
	$1,344,164	$1,297,656

(14)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the six months ending June 30, 2023, we sold or recycled six of our vessels held for sale, leaving two vessels valued at $0.6 million remaining in the held for sale account as of June 30, 2023. We also sold two vessels from our active fleet. The total vessel and other sales for the six-month period ending  June 30, 2023 contributed approximately $8.7 million in proceeds and we recognized a net $3.6 million gain on the dispositions. In the six-month period ending June 30, 2022, we added one vessel to assets held for sale, sold or recycled nine of our vessels held for sale, and re-activated one vessel from assets held for sale back into the active fleet, leaving nine vessels valued at $6.9 million remaining in the held for sale account as of June 30, 2022.

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

The following table presents the activity in our asset held for sale account for the periods indicated:

(In Thousands, except number of vessels)	Three Months Ended
	Number of Vessels	June 30, 2023	Number of Vessels	June 30, 2022
Beginning balance	3	$695	12	$8,591
Additions	—	—	1	2,500
Sales	(1)	(65)	(4)	(4,229)
Ending balance	2	$630	9	$6,862

(In Thousands, except number of vessels)	Six Months Ended
	Number of Vessels	June 30, 2023	Number of Vessels	June 30, 2022
Beginning balance	8	$4,195	18	$14,421
Additions	—	—	1	2,500
Sales	(6)	(3,565)	(9)	(8,559)
Transfers	—	—	(1)	(1,500)
Ending balance	2	$630	9	$6,862

(15)	SOLSTAD VESSEL ACQUISITION

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets (the “Original Acquisition Agreement”), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the “Sellers”), pursuant to which we agreed to acquire from the Sellers (the “Solstad Acquisition”): (i) 37 platform supply vessels owned by the Sellers (the “Solstad Vessels”); (ii) the charter parties governing certain of the Solstad Vessels; and (iii) the Economic Interest (as defined in the Acquisition Agreement) in certain charter parties as specified therein. On June 20, 2023, we and the Sellers executed a First Amendment (the “First Amendment”) to the Original Acquisition Agreement to clarify certain closing matters related to the Solstad Acquisition (the First Amendment, together with the Original Acquisition Agreement, the “Acquisition Agreement”). Subsequent to the end of the second quarter of 2023, on July 5, 2023, we completed the Solstad Acquisition with the Sellers for an aggregate cash purchase price of approximately $580.0 million, consisting of the previously disclosed $577.0 million base purchase price along with an initial $3.0 million purchase price adjustment, which will be further adjusted for bunkers and other consumables within 14 days after closing. The purchase price was funded through a combination of cash on hand, net proceeds from the Senior Secured Term Loan and from the Senior Unsecured Notes. See Note 9 for additional disclosure on the Senior Secured Term Loan and Senior Unsecured Notes.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Form 10-Q and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that we continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

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

On April 22, 2022, we completed the acquisition of SPO and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which was exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million. In 2022, we completed two public offerings of approximately 8.1 million shares combined of our common stock and, coupled with a small redemption of SPO acquisition warrants related to indemnified liabilities, redeemed 100% of the outstanding SPO acquisition warrants. All of the net proceeds from the public equity offerings were used to redeem SPO acquisition warrants.

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets (the “Original Acquisition Agreement”), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the “Sellers”), pursuant to which we agreed to acquire from the Sellers (the “Solstad Acquisition”): (i) 37 platform supply vessels owned by the Sellers (the “Solstad Vessels”); (ii) the charter parties governing certain of the Solstad Vessels; and (iii) the Economic Interest (as defined in the Acquisition Agreement) in certain charter parties as specified therein. On June 20, 2023, we and the Sellers executed a First Amendment (the “First Amendment”) to the Original Acquisition Agreement to clarify certain closing matters related to the Solstad Acquisition (the First Amendment, together with the Original Acquisition Agreement, the “Acquisition Agreement”). Subsequent to the end of the second quarter of 2023, on July 5, 2023, we completed the Solstad Acquisition with the Sellers for an aggregate cash purchase price of approximately $580.0 million, consisting of the previously disclosed $577.0 million base purchase price along with an initial $3.0 million purchase price adjustment, which will be further adjusted for bunkers and other consumables within fourteen days after closing. The purchase price was funded through a combination of cash on hand and, net proceeds from the Senior Secured Term Loan and the Senior Unsecured Notes.

At June 30, 2023, we owned 186 vessels with an average age of 11.7 years (including three stacked vessels and two vessels designated as assets held for sale) which are available to serve the global energy industry. At June 30, 2023, the average age of our 184 active vessels was 11.6 years. We took delivery of three vessels in the second quarter of 2023, which are included as part of our vessel count disclosure. In addition, at June 30, 2023, we have five crew boats under construction which will be delivered over the next year. With the addition of the Solstad vessels, our fleet now consists of 221 active vessels with an average age of 11.5 years.

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

Industry Conditions and Outlook

As we look forward into the remainder of 2023 and into 2024, we expect the supply-demand balance in the global offshore oil and gas markets to continue to tighten after several years of low commodity prices and underinvestment in offshore activities by the major oil and gas producers. Factors driving this outlook include demand for hydrocarbons continuing to grow internationally, the Organization of the Petroleum Exporting Countries Plus (OPEC+) remaining proactive in maintaining adequate and stable oil prices, combined with a diminishing global supply of vessels to support the offshore energy industry. Energy prices are expected to remain volatile for the remainder of 2023 and into 2024 due to ongoing geopolitical conflicts, global inflationary trends and associated actions from central banks as well as uncertainties surrounding the growth rates expected in key world economies.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on operational activities and capital projects. Crude oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and natural gas commodity pricing has been affected by a global pandemic which included lock downs by major oil consuming nations, a war in eastern Europe between Russia and Ukraine, OPEC+ production quotas, capital discipline within the major oil and gas companies, inflationary economies of major consuming nations and increased activism related to the perceived oil and gas sector responsibility for climate change. These factors have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies.

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

ESG and Climate Change

Climate change is expected to increase the frequency and intensity of certain adverse weather patterns, which may impact our business. Due to concern over the risk of climate change, several countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). In addition, the increased regulation of greenhouse gas emissions is expected to create greater incentives for the use of alternative energy sources. Consideration of climate change-related issues and the responses to those issues through international agreements and national, regional, or state regulatory frameworks are integrated into our strategy, planning, forecasting and risk management processes, where applicable.

Our primary business is to support the fossil fuel industry, which is the primary source of energy in the world. In addition, we burn fossil fuels in operating our vessels. The fossil fuel industry is considered one of the primary contributors to the elements of global climate change. We believe that continued use of fossil fuels will be important as the world transitions to alternative energy sources. We are prepared to participate in the energy transition, including an increased focus on natural gas, and at the same time continue to support the oil industry. We are taking measures to address our impact on climate change, including modifying many of our vessels to reduce our carbon footprint (approximately $19.6 million of emissions focused costs including fuel monitoring systems and batteries for supplemental power are included in our net properties and equipment amount as of June 30, 2023); and providing support to offshore alternative energy providers, such as windfarms. In addition, our Board of Directors has formed a Safety and Sustainability Committee to oversee and support our ESG strategy, initiatives and reporting, and in March 2023, we published our 2022 Sustainability Report. We are committed to continuously consider, develop and implement our ESG strategy as applicable new regulations, business opportunities and sustainable technologies evolve.

In March 2022, the SEC proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including information about climate-related risks reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, which have become a commonly used metric to assess a registrant’s exposure to such risks. We expect final rules to be published during the fourth quarter of 2023.

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

The following table presents our statement of operations for the periods indicated:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Revenues:
Vessel revenues	$210,323	$191,180	$401,503	$266,051
Other operating revenues	4,638	1,924	6,562	3,125
Total revenue	214,961	193,104	408,065	269,176
Costs and expenses:
Vessel operating costs	118,264	115,459	233,723	168,768
Costs of other operating revenues	373	1,151	1,524	844
General and administrative	26,013	23,545	49,558	46,021
Depreciation and amortization	32,768	30,666	63,434	58,423
Long-lived asset impairment credit	—	—	—	(500)
(Gain) loss on asset dispositions, net	(1,404)	(2,216)	(3,620)	1,090
Total costs and expenses	176,014	168,605	344,619	274,646
Operating income (loss)	38,947	24,499	63,446	(5,470)
Other income (expense):
Foreign exchange gain (loss)	(3,819)	2,348	(1,471)	(935)
Equity in net earnings (losses) of unconsolidated companies	25	—	25	(244)
Interest income and other, net	2,790	130	2,920	3,835
Loss on warrants	—	—	—	(14,175)
Interest and other debt costs, net	(4,731)	(4,190)	(8,921)	(8,459)
Total other expense	(5,735)	(1,712)	(7,447)	(19,978)
Income (loss) before income taxes	33,212	22,787	55,999	(25,448)
Income tax expense	11,284	11,971	23,255	11,837
Net income (loss)	21,928	10,816	32,744	(37,285)
Net income (loss) attributable to noncontrolling interests	(656)	78	(578)	464
Net income (loss) attributable to Tidewater Inc.	$22,584	$10,738	$33,322	$(37,749)

Consolidated Results – Three Months Ended June 30, 2023 compared to March 31, 2023

Revenues for the quarters ended June 30, 2023 and March 31, 2023, were $215.0 million and $193.1 million, respectively. The $21.9 million increase in revenue is primarily due to increases in average day rates across most of our vessel fleet. Average day rates increased by 9.7%, from $14,624 per day in the first quarter to $16,042 in the second quarter. Active utilization decreased slightly from 80.6% in the first quarter of 2023 to 79.4% in the second quarter of 2023, primarily due to elevated drydock activity.

Vessel operating costs for the quarters ended June 30, 2023 and March 31, 2023, were $118.3 million and $115.5 million, respectively. The increase is primarily due to higher personnel costs on the vessels.

Depreciation and amortization expense for the quarters ended June 30, 2023 and March 31, 2023, were $32.8 million and $30.7 million, respectively, largely due to an increase in higher overall amortization due to higher drydock activity in the first two quarters of 2023.

General and administrative expenses for the quarters ended June 30, 2023 and March 31, 2023, were $26.0 million and $23.5 million, respectively. The increase is primarily due to higher bad debt expense and professional fees incurred in connection with pursuing Solstad acquisition financing options that were ultimately not utilized.

We reported gains on asset dispositions, net totaling $1.4 million in the second quarter of 2023, primarily as a result of the sales of three vessels and other assets. We reported gains on asset dispositions, net totaling $2.2 million in the first quarter of 2023, primarily as a result of the sales of five vessels and other assets.

Interest expense for the quarters ended June 30, 2023 and March 31, 2023, was approximately $4.7 million and $4.2 million, respectively, because of a $0.5 million unused capacity fee incurred upon securing the Senior Secured Term Loan to partially fund the Solstad vessels acquisition.

Interest income and other, net for the quarters June 30, 2023 and March 31, 2023, was $2.8 million and $0.1 million, respectively. We recognized a $1.8 million settlement gain in the second quarter in connection with an agreement committing our pension plan to use a portion of its assets to purchase an annuity from an insurance company so as to transfer its liabilities.

During the quarter ended June 30, 2023, we recognized foreign exchange losses of $3.8 million due to the strengthening of the U.S. Dollar against other currencies. During the quarter ended March 31, 2023, we recognized foreign exchange gains of $2.3 million due to the weakening of the U.S. Dollar against other currencies.

The income tax expense for the three months ended June 30, 2023 was $11.3 million compared to an income tax expense of $12.0 million for the three months ending March 31, 2023. The tax expense for the three months ended June 30, 2023 is mainly attributable to taxes on our operations in foreign countries. Tax expense will vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax regimes.

Consolidated Results – Six Months Ended June 30, 2023 compared to June 30, 2022

Revenues for the six months ended June 30, 2023 and 2022 were $408.1 million and $269.2 million, respectively. The $138.9 million increase in revenue is primarily due to the SPO acquisition of 49 vessels in the second quarter of 2022 and increases in average day rates across most of our vessel fleet in 2023. Overall, we had 29 more active vessels in the first six months of 2023 than in the first six months of 2022. Average day rates increased by 30.6%, from $11,738 per day in 2022 to $15,334 in 2023. Active utilization decreased slightly from 82.5% in 2022 to 80.0% in 2023, primarily due to a heavy drydock schedule in the first half of 2023 compared to 2022 and the movement of 22 vessels in 2023 between segments. The vessels acquired in the SPO acquisition accounted for almost all of the increase in active vessels as the vessels were part of our fleet for the entire six months of 2023 and were only in the fleet in 2022 after April 22, 2022. The SPO vessels added $123.2 million to revenue in the six months ended June 30, 2023, compared to $43.2 million in the six months ended June 30, 2022.

Vessel operating costs for the six months ended June 30, 2023 and 2022 were $233.7 million and $168.8 million, respectively. The increase is primarily due to the 29 additional active vessels in our fleet in the first six months of 2023 as compared to the first six months of 2022 and our continued recovery from the low vessel utilization levels caused by the pandemic and increased activity as higher crude oil prices has resulted in more activity from our customers.

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 were $63.4 million and $58.4 million, respectively, largely due to an increase in depreciation expense because of a higher vessel count and higher overall amortization due to higher drydock activity in 2023.

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $49.6 million and $46.0 million, respectively. The increase is primarily due to increased general and administrative costs associated with the expansion of the Singapore and Dubai offices in connection with the SPO acquisition, bad debt expense and professional fees incurred in connection with pursuing Solstad acquisition financing options that were ultimately not utilized.

We reported gains on asset dispositions, net totaling $3.6 million in the six months ended June 30, 2023, primarily as a result of the sales of eight vessels and other assets. We reported losses on asset dispositions, net totaling $1.1 million in the six months ended June 30, 2022, primarily as a result of the sales of nine vessels and other assets.

Long-lived asset impairment during the six months ended June 30, 2022 was a $0.5 million credit related to recovery of impairment on a vessel reclassified from assets held for sale back to the active fleet. There was no long-lived asset impairment expense in the six months ended June 30, 2023.

Interest expense for the six months ended June 30, 2023 and 2022, was approximately $8.9 million and $8.5 million, because of a $0.5 million unused capacity fee incurred in the second quarter of 2023 upon securing the Senior Secured Term Loan to partially fund the Solstad vessel acquisition.

Interest income and other, net or the six months ended June 30, 2023 and 2022, was $2.9 million and $3.8 million, respectively. We recognized a $1.8 million settlement gain in 2023 in connection with an agreement committing our pension plan to use a portion of its assets to purchase an annuity from an insurance so as to transfer its liabilities. Interest income for 2022 was primarily related to the $1.3 million bargain purchase gain on our acquisition of the remaining 51% of Sonatide, our joint venture in Angola of which we previously owned 49%, and $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

In the six months ended June 30, 2022, we recognized a $14.2 million loss to value the warrant liability at fair value on the date that we amended the SPO share purchase agreement to allow us to reclassify the warrants from liabilities to equity based on the difference in the Tidewater common stock price on amendment date and the acquisition date closing common stock price.

During the six months ended June 30, 2023, we recognized foreign exchange losses of $1.5 million due to the strengthening of the U.S. Dollar against other currencies. During the six months ended June 30, 2022, we recognized foreign exchange losses of $0.9 million.

The income tax expense for the six months ended June 30, 2023 was $23.3 million compared to an income tax expense of $11.8 million for the six months ending June 30, 2022. The tax expense for the six months ended June 30, 2023 is mainly attributable to taxes on our operations in foreign countries. Tax expense will vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax regimes.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
Vessel revenues:
Americas	$50,376	24%	$47,687	25%	$98,063	24%	$65,964	25%
Asia Pacific	22,585	11%	22,024	12%	44,609	11%	21,259	8%
Middle East	31,856	15%	30,762	16%	62,618	16%	48,614	18%
Europe/Mediterranean	39,295	19%	31,250	16%	70,545	18%	56,394	21%
West Africa	66,211	31%	59,457	31%	125,668	31%	73,820	28%
Total vessel revenues	$210,323	100%	$191,180	100%	$401,503	100%	$266,051	100%
Vessel operating costs:
Americas:
Crew costs	$18,033	36%	$17,402	36%	$35,435	36%	$24,201	37%
Repair and maintenance	3,973	8%	3,888	8%	7,861	8%	5,493	8%
Insurance	479	1%	410	1%	889	1%	615	1%
Fuel, lube and supplies	2,549	5%	2,999	6%	5,548	6%	4,711	7%
Other	4,564	9%	3,572	8%	8,136	8%	5,250	8%
	$29,598	59%	$28,271	59%	$57,869	59%	$40,270	61%
Asia Pacific:
Crew costs	$7,062	31%	$7,311	33%	$14,373	32%	$8,926	42%
Repair and maintenance	1,517	7%	1,749	8%	3,266	7%	1,229	6%
Insurance	219	1%	123	1%	342	1%	144	1%
Fuel, lube and supplies	1,521	7%	1,630	7%	3,151	7%	1,695	8%
Other	1,648	7%	1,678	8%	3,326	8%	1,598	7%
	$11,967	53%	$12,491	57%	$24,458	55%	$13,592	64%
Middle East
Crew costs	$13,170	41%	$12,616	41%	$25,786	41%	$19,658	40%
Repair and maintenance	3,779	12%	3,475	11%	7,254	12%	5,553	12%
Insurance	465	1%	433	2%	898	1%	622	1%
Fuel, lube and supplies	3,470	11%	2,870	9%	6,340	10%	4,259	9%
Other	3,756	12%	3,669	12%	7,425	12%	4,706	10%
	$24,640	77%	$23,063	75%	$47,703	76%	$34,798	72%
Europe/Mediterranean:
Crew costs	$13,406	34%	$12,727	41%	$26,133	37%	$24,352	43%
Repair and maintenance	2,900	7%	2,706	9%	5,606	8%	4,520	8%
Insurance	354	1%	384	1%	738	1%	616	1%
Fuel, lube and supplies	2,363	6%	1,584	5%	3,947	5%	2,817	5%
Other	2,292	6%	2,371	7%	4,663	7%	4,494	8%
	$21,315	54%	$19,772	63%	$41,087	58%	$36,799	65%
West Africa:
Crew costs	$16,336	25%	$16,587	28%	$32,923	26%	$24,339	33%
Repair and maintenance	4,665	7%	4,834	8%	9,499	8%	6,143	8%
Insurance	651	1%	655	1%	1,306	1%	753	1%
Fuel, lube and supplies	4,055	6%	4,472	7%	8,527	7%	5,115	7%
Other	5,037	7%	5,314	9%	10,351	8%	6,959	10%
	$30,744	46%	$31,862	54%	$62,606	50%	$43,309	59%
Vessel operating costs:
Crew costs	$68,007	32%	$66,643	35%	$134,650	34%	$101,476	38%
Repair and maintenance	16,834	8%	16,652	9%	33,486	8%	22,938	8%
Insurance	2,168	1%	2,005	1%	4,173	1%	2,750	1%
Fuel, lube and supplies	13,958	7%	13,555	7%	27,513	7%	18,597	7%
Other	17,297	8%	16,604	8%	33,901	8%	23,007	9%
Total vessel operating costs	$118,264	56%	$115,459	60%	$233,723	58%	$168,768	63%

The following table presents general and administrative expenses in our five geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the periods indicated:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
Segment general and administrative expenses:
Americas	$5,809	12%	$3,260	7%	$9,069	9%	$5,227	8%
Asia Pacific	1,768	8%	2,500	11%	4,268	10%	3,464	16%
Middle East	2,508	8%	2,308	8%	4,816	8%	4,179	9%
Europe/Mediterranean	2,228	6%	2,092	7%	4,320	6%	4,042	7%
West Africa	2,180	3%	2,853	5%	5,033	4%	4,283	6%
Total segment general and administrative expenses	$14,493	7%	$13,013	7%	$27,506	7%	$21,195	8%

The following table presents segment and total depreciation and amortization expense and the related segment and total vessel depreciation and amortization expense as a percentage of segment and total vessel revenues for the periods indicated:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
Segment depreciation and amortization expense:
Americas	$8,724	17%	$8,194	17%	$16,918	17%	$14,619	22%
Asia Pacific	1,824	8%	1,465	7%	3,289	7%	2,929	14%
Middle East	6,365	20%	5,735	19%	12,100	19%	11,827	24%
Europe/Mediterranean	7,445	19%	7,350	24%	14,795	21%	13,720	24%
West Africa	7,813	12%	7,521	13%	15,334	12%	13,743	19%
Total segment depreciation and amortization expense	$32,171	15%	$30,265	16%	$62,436	16%	$56,838	21%

The following table compares operating income (loss) and other components of income (loss) and its related percentage of total revenue for the periods indicated:

(In Thousands)	Three Months Ended				Six Months Ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
Vessel operating profit (loss):
Americas	$6,245	3%	$7,962	4%	$14,207	3%	$5,848	2%
Asia Pacific	7,026	3%	5,568	3%	12,594	3%	1,274	0%
Middle East	(1,657)	(1)%	(344)	0%	(2,001)	0%	(2,190)	(1)%
Europe/Mediterranean	8,307	4%	2,036	1%	10,343	3%	1,833	1%
West Africa	25,474	12%	17,221	9%	42,695	10%	12,485	5%
Other operating profit	4,265	2%	773	0%	5,038	1%	2,282	1%
	49,660	23%	33,216	17%	82,876	20%	21,532	8%

Corporate expenses	(12,117)	(6)%	(10,933)	(5)%	(23,050)	(5)%	(26,412)	(10)%
Gain (loss) on asset dispositions, net	1,404	1%	2,216	1%	3,620	1%	(1,090)	0%
Long-lived asset impairment credit	—	0%	—	0%	—	0%	500	0%
Operating income (loss)	$38,947	18%	$24,499	13%	$63,446	16%	$(5,470)	(2)%

Segment results for three months ended June 30, 2023 compared to March 31, 2023

Americas Segment Operations.  Vessel revenues in the Americas segment increased 5.6%, or $2.7 million, during the quarter ended June 30, 2023, compared to the quarter ended March 31, 2023. This increase is primarily the result of one additional active vessel and a 2.4% increase in average day rates. Average utilization increased from 85.2% to 85.4%.

Vessel operating profit for the Americas segment for the quarter ended June 30, 2023, was $6.2 million, compared to an $8.0 million operating profit for the quarter ended March 31, 2023. The increase in revenue was offset by a $1.3 million increase in operating expenses, a $2.5 million increase in general and administrative costs and a $0.5 million increase in depreciation and amortization. The operating expenses increased due to personnel and repair costs. The increase in general and administrative costs resulted from increased bad debt expense related to a single customer. This customer also contributed to the increase in operating expenses as we incurred costs to bring the related vessel back to its home port.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 2.5%, or $0.6 million, during the quarter ended June 30, 2023, compared to the quarter ended March 31, 2023. Average day rates increased 2.8%, rising from $23,582 per day in the first quarter of 2023 to $24,250 in the second quarter of 2023. Average active utilization for the segment decreased from 77.8% to 72.4%. and we operated one more active vessel in the second quarter of 2023.

The Asia Pacific segment reported an operating profit of $7.0 million for the quarter ended June 30, 2023, compared to a $5.6 million operating profit for the quarter ended March 31, 2023. The increase in revenue was supplemented by a $0.5 million decrease in operating expenses and a $0.7 million decrease in general and administrative costs attributable to lower compensation and professional fees. Depreciation and amortization increased by $0.4 million largely due to increased drydock costs in 2023.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 3.6%, or $1.1 million, during the quarter ended June 30, 2023, compared to the quarter ended March 31, 2023. Active vessels increased by one and average day rates increased 8.0%, rising from $9,679 per day in the first quarter of 2023 to $10,449 in the second quarter of 2023. Average active utilization for the segment decreased from 82.5% to 76.0%.

The Middle East segment reported an operating loss of $1.7 million for the quarter ended June 30, 2023, compared to an operating loss of $0.3 million for the quarter ended March 31, 2023 as the increase in revenue was more than offset by a $1.6 million increase in operating costs primarily attributable to moving new vessels into the area, a $0.6 million increase in depreciation and amortization attributable to higher drydock activity in 2023, and a $0.2 million increase in general and administrative costs.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 25.7%, or $8.0 million, during the quarter ended June 30, 2023, compared to the quarter ended March 31, 2023. This increase was primarily driven by the 21.2% increase in day rates, as rates increased from $15,669 in the first quarter of 2023 to $18,990 in the second quarter of 2023. Active utilization increased from 83.4% to 85.7%. There was one less active vessel in the segment in the second quarter.

The Europe/Mediterranean segment reported an operating profit of $8.3 million for the quarter ended June 30, 2023, compared to an operating profit of $2.0 million for the quarter ended March 31, 2023. The higher operating profit was due to the revenue increase partially offset by $1.5 million in higher operating costs due to higher personnel and fuel costs.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 11.4%, or $6.8 million, during the quarter ended June 30, 2023, compared to the quarter ended March 31, 2023. Average day rates increased 10.9% from $13,047 to $14,469, while active utilization increased from 76.6% during the quarter ended March 31, 2023 to 77.8% during the quarter ended June 30, 2023. There was one less vessel in the segment in the second quarter.

West Africa reported an operating profit of $25.5 million for the quarter ended June 30, 2023, compared to an operating profit of $17.2 million for the quarter ended March 31, 2023. The increase in operating profit is largely due to the increase in revenue supplemented by a $1.1 million decrease in operating costs associated with vessels transferred out of the segment and the $0.7 million decrease in general and administrative costs. Depreciation and amortization increased by $0.3 million primarily due to higher drydock activity in 2023.

Segment results for six months ended June 30, 2023 compared to June 30, 2022

Americas Segment Operations.  Vessel revenues in the Americas segment increased 48.7%, or $32.1 million, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase is primarily the result of four additional active vessels and a 24.5% increase in average day rates largely due to demand recovery in the offshore vessel industry. Average utilization increased from 81.4% to 85.3%. The SPO acquisition added two active vessels in the Americas segment that contributed 100% utilization, $27,995 average day rate and $10.1 million in revenue in the six months ended June 30, 2023. For 2022, the SPO acquisition added less than one average vessel to the Americas fleet that contributed 77.0% utilization and a $15,226 average day rate. The additional vessel added $0.7 million to Americas’ revenue in the six months ended June 30, 2022.

Vessel operating profit for the Americas segment for the six months ended June 30, 2023, was $14.2 million, compared to a $5.8 million operating profit for the six months ended June 30, 2022. The increase in operating profit was largely due to the increase in revenue partially offset by a $17.6 million increase in operating expenses, largely resulting from increased personnel costs associated with additional vessels and vessel reactivations, a $2.3 million increase in depreciation and amortization, resulting mainly from additional vessels and higher drydock activity in 2023, and a $3.8 million increase in general and administrative costs due largely to an increase in bad debt expense in 2023.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 109.8%, or $23.4 million, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Active vessels increased by two. Average day rates increased 84.1%, rising from $12,992 per day in six months ended June 30, 2022 to $23,916 in the six months ended June 30, 2023. The SPO acquisition added 13 active vessels to the Asia Pacific fleet and contributed 78.2% utilization, a $23,723 average day rate and $43.7 million in revenue for the six months ended June 30, 2023. For 2022, the SPO acquisition added seven vessels to the Asia Pacific fleet. These vessels were 80.4% utilized, had an average day rate of $13,988 and contributed $15.0 million to Asia Pacific’ revenue for the six months ended June 30, 2022.

The Asia Pacific segment reported an operating profit of $12.6 million for the six months ended June 30, 2023, compared to an operating profit of $1.3 million for the six months ended June 30, 2022. The increase in revenue was offset by $10.9 million in additional operating expenses, $0.8 million of additional general and administrative costs, and $0.4 million of additional depreciation and amortization expense, all as a result of the SPO acquisition.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 28.8%, or $14.0 million, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Active vessels increased by six. Overall, active utilization for the six months ended June 30, 2023 decreased from 82.1% to 79.2% but average day rates increased 13.2%. The SPO acquisition added seven active vessels to the Middle East fleet and contributed $9.3 million in revenue for the six months ended June 30, 2023. For 2022, the SPO acquisition added three active vessels to the Middle East fleet. These vessels were 100.0% utilized, had an average day rate of $13,489 and contributed $6.2 million to the Middle East revenue for the six months ended June 30, 2022.

The Middle East segment reported an operating loss of $2.0 million for the six months ended June 30, 2023, compared to an operating loss of $2.2 million for the six months ended June 30, 2022 as the increase in revenue was largely offset by a $12.9 million increase in operating costs, a $0.3 million increase in depreciation and amortization, and a $0.6 million increase in general and administrative costs. The increase in costs were primarily a result of the seven active vessels acquired in the SPO acquisition.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 25.1%, or $14.2 million, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increased revenue was attributable to two more active vessels combined with 24.1% higher average day rates. Active utilization decreased from 89.7% to 84.6%.

The Europe/Mediterranean segment reported an operating profit of $10.3 million for the six months ended June 30, 2023, compared to an operating profit of $1.8 million for the six months ended June 30, 2022. The higher operating profit was due to the revenue increase offset by $4.3 million in higher operating costs, $1.1 million in higher depreciation and amortization associated with the increase in active vessels and a $0.3 million increase in general and administrative expenses.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 70.2%, or $51.8 million, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The West Africa active vessel fleet increased by 15 vessels from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. Average day rates increased 38.2% from $9,960 to $13,760, and active utilization decreased from 81.3% to 77.2%. The SPO acquisition added 24 active vessels to the West Africa fleet and contributed $55.5 million in revenue in the six months ended June 30, 2023. For 2022, the SPO acquisition added eight active vessels to the West Africa fleet. These vessels were 91.3% utilized, had an average day rate of $14,520 and contributed $19.5 million to Asia Pacific’ revenue in the six months ended June 30, 2022.

West Africa reported an operating profit of $42.7 million for the six months ended June 30, 2023, compared to an operating profit of $12.5 million for the six months ended June 30, 2022. The increase in operating results is largely due to the increase in revenue partially offset by $19.3 million in higher operating costs primarily related to the increase in active vessels. In addition, general and administrative costs increased by $0.8 million due to additional costs associated with the SPO acquisition. Depreciation and amortization increased by $1.6 million due largely to the SPO acquisition and additional drydock activity in 2023.

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

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
SEGMENT STATISTICS:
Americas fleet:
Utilization	82.8%	82.3%	82.5%	66.9%
Active utilization	85.4%	85.2%	85.3%	81.4%
Average vessel day rates	$20,269	$19,794	$20,035	$16,091
Average total vessels	33	32	33	34
Average stacked vessels	(1)	(1)	(1)	(6)
Average active vessels	32	31	32	28

Asia Pacific fleet:
Utilization	72.4%	74.8%	73.6%	74.3%
Active utilization	72.4%	77.8%	75.0%	76.4%
Average vessel day rates	$24,250	$23,582	$23,916	$12,992
Average total vessels	14	14	14	12
Average stacked vessels	—	(1)	—	—
Average active vessels	14	13	14	12

Middle East fleet:
Utilization	76.0%	82.5%	79.2%	81.8%
Active utilization	76.0%	82.5%	79.2%	82.1%
Average vessel day rates	$10,449	$9,679	$10,056	$8,887
Average total vessels	44	43	43	37
Average stacked vessels	—	—	—	—
Average active vessels	44	43	43	37

Europe/Mediterranean fleet:
Utilization	85.7%	83.4%	84.6%	80.3%
Active utilization	85.7%	83.4%	84.6%	89.7%
Average vessel day rates	$18,990	$15,669	$17,360	$13,989
Average total vessels	26	27	27	28
Average stacked vessels	—	—	—	(3)
Average active vessels	26	27	27	25

West Africa fleet:
Utilization	72.3%	68.4%	70.3%	68.7%
Active utilization	77.8%	76.6%	77.2%	81.3%
Average vessel day rates	$14,469	$13,047	$13,760	$9,960
Average total vessels	70	74	72	60
Average stacked vessels	(5)	(8)	(6)	(9)
Average active vessels	65	66	66	51

Worldwide fleet:
Utilization	76.9%	76.5%	76.7%	73.5%
Active utilization	79.4%	80.6%	80.0%	82.5%
Average vessel day rates	$16,042	$14,624	$15,334	$11,738
Average total vessels	187	190	189	171
Average stacked vessels	(6)	(10)	(7)	(18)
Average active vessels	181	180	182	153

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is ongoing. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We also include our assets held for sale in stacked vessels as they continue to incur stacking related costs. We had five (two held for sale) and eight (three held for sale) stacked vessels at June 30, 2023 and March 31, 2023, respectively. The decrease in stacked vessels is attributable to vessel sales and reactivation of vessels. Total stacking costs included in vessel operating costs for the three months ended June 30, 2023 and March 31, 2023, were $0.1 million and $0.7 million respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessel sales during the first six months of 2023 included six vessels that were classified as assets held for sale and two vessels from the active fleet.

Liquidity, Capital Resources and Other Matters

As of June 30, 2023, we had $174.7 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany receivables from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility that matures in 2026. No amounts have been drawn on this facility. Working capital, which includes cash on hand, was $204.0 million at June 30, 2023. We have generated $33.3 million in net income and $22.5 million in cash flow from operating activities, which includes our interest payments and drydock costs, during the first six months of 2023.

As of June 30, 2023, we had $175.0 million of senior secured notes on our consolidated balance sheet, none of which is due until 2026. The 2026 Senior Secured Notes and the revolving credit facility contain two financial covenants: (i) a minimum free liquidity test of the obligors (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. We are currently in compliance and anticipate being able to maintain ongoing compliance with these two financial covenants.

We entered into Facility Agreements to finance a portion of the construction and delivery of three new vessels. The vessels were delivered to us in the second quarter of 2023 in exchange for approximately $12.2 million in financing. Each of the Facility Agreements bear interest at rates ranging from 2.7% to 6.0% and are payable in ten equal principal semi-annual installments, with the first Facility Agreement installment commencing in the fourth quarter of 2023. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions and we would expect to use the net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities. In furtherance of this strategy and as discussed above, on July 5, 2023, we closed a Sale and Purchase Agreement with Solstad pursuant to which, among other things, we acquired 37 platform supply vessels for an aggregate adjusted cash purchase price of approximately $580.0 million, plus customary extras, upon the terms and subject to the conditions set forth in the Sale and Purchase Agreement. The purchase price was funded through a combination of cash on hand and net proceeds from the Senior Secured Term Loan and from the Senior Unsecured Notes. We expect that our cash flows from the acquired vessels will be sufficient to service the new debt incurred, including scheduled principal payments, in connection with this transaction.

In addition, some of our Series A and B Warrants were exercised during July 2023 and we collected approximately $111.5 million in cash and issued approximately 1.9 million shares of our common stock in exchange for these warrants.

Cash and cash equivalents, our revolving credit facility and future net cash provided by operating activities provide us, in our opinion, with sufficient liquidity to meet our ongoing operational requirements.

Operating Activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2023 and 2022 was $22.5 million and $(33.2) million, respectively.

Net cash provided by operations for the six months ended June 30, 2023 reflects net income of $32.7 million, which includes non-cash depreciation and amortization of $63.4 million and net gains on asset dispositions of $3.6 million. Combined changes in operating assets and liabilities used $21.2 million in cash, and cash paid for deferred drydock and survey costs was $52.7 million.

Net cash used in operations for the six months ended June 30, 2022 reflects a net loss of $37.3 million, which includes non-cash depreciation and amortization of $58.4 million and net losses on asset dispositions of $1.1 million. Combined changes in operating assets and liabilities used $41.1 million in cash, and cash paid for deferred drydock and survey costs was $31.1 million.

Investing Activities

Net cash outflows in both periods for investing activities for the six months ended June 30, 2023 and 2022, was $(8.8) million and $(26.7) million, respectively.

Net cash used in investing activities for the six months ended June 30, 2023 reflects receipt of $8.7 million primarily related to the sale of eight vessels. Additions to properties and equipment were comprised of approximately $12.7 million in capitalized upgrades to existing vessels and equipment, $2.1 million in down payments made on four new vessels and $2.7 million for other property and information technology equipment purchases and development work.

Net cash used in investing activities for the six months ended June 30, 2022 reflects the cash payments totaling $29.5 million associated with the acquisitions of SPO and a 51% equity interest in Sonatide and the receipt of $8.2 million primarily related to the sale of nine vessels. Additions to properties and equipment were comprised of approximately $3.8 million in capitalized upgrades to existing vessels and equipment and $1.6 million for other property and Information Technology equipment purchases and development work.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $6.9 million and $2.5 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2023 included a $1.4 million payment to acquire the non-controlling interest in a majority owned (now wholly owned) subsidiary and $5.5 million in taxes paid on share-based awards.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting

On April 22, 2022, we completed the acquisition of SPO. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of acquisition through June 30, 2023 and believes that the internal controls and procedures of the acquisition have a material effect on our internal controls over financial reporting. We are currently in the process of incorporating the internal controls and procedures of SPO into our internal controls over financial reporting for our assessment of and report on internal control over financial reporting as of December 31, 2023.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.       RISK FACTORS

In addition to the following risk factor, as of the date of this filing, the company and its operations continue to be subject to the risk factors previously discussed in the “Risk Factors” section contained in the 2022 Annual Report.

Restrictive covenants in the Senior Secured Notes, Senior Unsecured Notes, Super Senior Revolver and Senior Secured Term Loan may restrict our ability to raise capital and pursue our business strategies, and may have significant consequences for our operations and future prospects.

Our debt instruments, including our (i) 8.50% Senior Secured Notes due in 2026 (the “Senior Secured Notes”), (ii) 10.375% Senior Unsecured Notes due in 2028 (the “Senior Unsecured Notes” and collectively with the Senior Secured Notes, the “Senior Notes”), (iii) Super Senior Revolving Credit Facility Agreement with DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (the “Super Senior Revolver”), and (iv) Senior Secured Term Loan with DNB Bank ASA (the “Senior Secured Term Loan”), contain certain restrictive covenants. These covenants could have important consequences for our strategy and operations, including:

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

The Senior Notes, Super Senior Revolver and the Senior Secured Term Loan also require us to comply with certain financial covenants, including maintenance of minimum liquidity and minimum consolidated equity.

We may be unable to meet these financial covenants or comply with these covenants, which could result in a default under the Senior Notes, Super Senior Revolver  or Senior Secured Term Loan. If a default occurs and is continuing, the secured parties and the lenders under our debt agreements may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the Senior Notes, Super Senior Revolver and Senior Secured Term Loan will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (9) - “Debt” and Note (14) - “Solstad Vessel Acquisition”) to our accompanying unaudited consolidated financial statements for additional information. As a result of the restrictive covenants under the Senior Notes, Super Senior Revolver and Senior Secured Term Loan, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in the Senior Notes, Super Senior Revolver and Senior Secured Term Loan, including a substantial make whole premium applicable to a voluntary prepayment of obligations under the Senior Notes, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest.

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

ITEM 6.       EXHIBITS

Exhibit Number	Description
2.1	Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated March 7, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023).

2.2	First Amendment to Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated June 20, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

4.1	Bond Terms for 10.375% Senior Unsecured Bonds due 2028, Dated June 30, 2023, by and between Tidewater Inc. and Nordic Trustee AS, as Bond Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

10.1	Credit Agreement, dated as of June 30, 2023, by and among TDW International Vessels (Unrestricted), LLC, as borrower, Tidewater Inc., as parent guarantor, certain other unrestricted subsidiaries of Tidewater Inc., as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch, as facility agent, security trustee and ECA coordinator, and DNB Markets, Inc. as bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

10.2*	Form of Non-Employee Director Restricted Stock Unit Award.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 7, 2023	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)