Form 10-Q
period 2023-09-30
TIDEWATER INC
filed 2023-11-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

52,841,838 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 31, 2023.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$275,070	$164,192
Restricted cash	4,973	1,241
Trade and other receivables, net of allowance for credit losses of $15,448 and $14,060 at September 30, 2023 and December 31, 2022, respectively	250,671	156,465
Marine operating supplies	27,489	30,830
Assets held for sale	565	4,195
Prepaid expenses and other current assets	16,598	20,985
Total current assets	575,366	377,908
Net properties and equipment	1,348,001	796,655
Deferred drydocking and survey costs	99,215	61,080
Indemnification assets	18,648	28,369
Other assets	30,325	33,644
Total assets	$2,071,555	$1,297,656

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,183	$38,946
Accrued expenses	119,631	105,518
Current portion of long-term debt	102,369	—
Other current liabilities	53,301	50,323
Total current liabilities	332,484	194,787
Long-term debt	641,301	169,036
Other liabilities	66,246	67,843

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 52,839,862 and 50,554,179 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	53	51
Additional paid-in capital	1,668,392	1,556,990
Accumulated deficit	(640,128)	(699,649)
Accumulated other comprehensive income	4,413	8,576
Total stockholders’ equity	1,032,730	865,968
Noncontrolling interests	(1,206)	22
Total equity	1,031,524	865,990
Total liabilities and equity	$2,071,555	$1,297,656

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Vessel revenues	$296,975	$190,247	$698,478	$456,298
Other operating revenues	2,287	1,515	8,849	4,640
Total revenue	299,262	191,762	707,327	460,938
Costs and expenses:
Vessel operating costs	164,239	113,037	397,962	281,805
Costs of other operating revenues	1,481	592	3,005	1,436
General and administrative	21,001	27,267	70,559	73,288
Depreciation and amortization	57,730	30,856	121,164	89,279
Long-lived asset impairment and other	—	1,214	—	714
(Gain) loss on asset dispositions, net	(863)	(264)	(4,483)	826
Total costs and expenses	243,588	172,702	588,207	447,348
Operating income	55,674	19,060	119,120	13,590
Other income (expense):
Foreign exchange loss	(2,149)	(3,997)	(3,620)	(4,932)
Equity in net earnings (losses) of unconsolidated companies	4	9	29	(235)
Interest income and other, net	568	581	3,488	4,416
Loss on warrants	—	—	—	(14,175)
Interest and other debt costs, net	(19,288)	(4,391)	(28,209)	(12,850)
Total other expense	(20,865)	(7,798)	(28,312)	(27,776)
Income (loss) before income taxes	34,809	11,262	90,808	(14,186)
Income tax expense	9,260	6,352	32,515	18,189
Net income (loss)	25,549	4,910	58,293	(32,375)
Net loss attributable to noncontrolling interests	(650)	(470)	(1,228)	(6)
Net income (loss) attributable to Tidewater Inc.	$26,199	$5,380	$59,521	$(32,369)
Basic income (loss) per common share	$0.50	$0.12	$1.16	$(0.76)
Diluted income (loss) per common share	$0.49	$0.10	$1.13	$(0.76)
Weighted average common shares outstanding	52,230	44,451	51,235	42,570
Dilutive effect of warrants, restricted stock units and stock options	1,380	7,069	1,322	—
Adjusted weighted average common shares	53,610	51,520	52,557	42,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$25,549	$4,910	$58,293	$(32,375)
Other comprehensive income (loss):
Unrealized loss on note receivable	(153)	(429)	(469)	(1,275)
Change in liability of pension plans	—	140	(3,694)	81
Total comprehensive income (loss)	$25,396	$4,621	$54,130	$(33,569)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Operating activities:
Net income (loss)	$58,293	$(32,375)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	85,989	62,539
Amortization of deferred drydocking and survey costs	35,175	26,740
Amortization of debt premium and discounts	2,644	1,157
Amortization of below market contracts	(1,906)	—
Provision for deferred income taxes	69	134
(Gain) loss on asset dispositions, net	(4,483)	826
Gain on pension settlement	(1,807)	—
Gain on bargain purchase	—	(1,300)
Long-lived asset impairment and other	—	714
Loss on warrants	—	14,175
Stock-based compensation expense	7,247	5,344
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(92,684)	(30,301)
Changes in due to/from affiliates, net	—	(20)
Accounts payable	18,237	9,364
Accrued expenses	14,231	(913)
Deferred drydocking and survey costs	(73,309)	(43,883)
Other, net	9,778	(17,315)
Net cash provided by (used in) operating activities	57,474	(5,114)
Cash flows from investing activities:
Proceeds from asset dispositions	9,604	8,475
Acquisitions, net of cash acquired	(594,191)	(20,740)
Additions to properties and equipment	(23,202)	(11,708)
Net cash used in investing activities	(607,789)	(23,973)
Cash flows from financing activities:
Exercise of warrants	111,483	—
Proceeds from issuance of shares	—	70,630
Repurchase of SPO acquisition warrants	—	(70,630)
Issuance of long-term debt	575,000	—
Acquisition of non-controlling interest in a majority owned subsidiary	(1,427)	—
Debt issuance costs	(14,758)	(393)
Tax on share-based awards	(5,899)	(2,276)
Net cash provided by (used in) financing activities	664,399	(2,669)
Net change in cash, cash equivalents and restricted cash	114,084	(31,756)
Cash, cash equivalents and restricted cash at beginning of period	167,977	154,276
Cash, cash equivalents and restricted cash at end of period	$282,061	$122,520

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,452	$7,979
Income taxes	$36,585	$16,143
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$—	$162,648
Purchase of three vessels	$12,198	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$—	$162,648
Repurchase of SPO acquisition warrants	$—	$992
Debt incurred for purchase of three vessels	$12,198	$—

Cash, cash equivalents and restricted cash at September 30, 2023 includes $2.0 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at June 30, 2023	$51	$1,554,793	$(666,327)	$4,566	$(556)	$892,527
Total comprehensive income (loss)	—	—	26,199	(153)	(650)	25,396
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Amortization of share-based awards	—	2,118	—	—	—	2,118
Balance at September 30, 2023	$53	$1,668,392	$(640,128)	$4,413	$(1,206)	$1,031,524

Balance at June 30, 2022	$42	$1,554,561	$(715,649)	$1,763	$930	$841,647
Total comprehensive income (loss)	—	—	5,380	(289)	(470)	4,621
Issuance of common stock	4	72,253	—	—	—	72,257
Repurchase of SPO acquisition warrants	—	(73,249)	—	—	—	(73,249)
Amortization of share-based awards	—	1,823	—	—	—	1,823
Balance at September 30, 2022	$46	$1,555,388	$(710,269)	$1,474	$460	$847,099

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2022	$51	$1,556,990	$(699,649)	$8,576	$22	$865,990
Total comprehensive income (loss)	—	—	59,521	(4,163)	(1,228)	54,130
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Amortization of share-based awards	—	1,348	—	—	—	1,348
Balance at September 30, 2023	$53	$1,668,392	$(640,128)	$4,413	$(1,206)	$1,031,524

Balance at December 31, 2021	$41	$1,376,494	$(677,900)	$2,668	$466	$701,769
Total comprehensive income (loss)	—	—	(32,369)	(1,194)	(6)	(33,569)
Issuance of common stock	5	72,252	—	—	—	72,257
SPO acquisition warrants	—	176,823	—	—	—	176,823
Repurchase of SPO acquisition warrants	—	(73,249)	—	—	—	(73,249)
Amortization of share-based awards	—	3,068	—	—	—	3,068
Balance at September 30, 2022	$46	$1,555,388	$(710,269)	$1,474	$460	$847,099

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

(3)	ACQUISITIONS

Solstad Vessels

On March  7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the “Acquisition Agreement”), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the “Sellers”), pursuant to which we agreed to acquire from the Sellers (the “Solstad Acquisition”): (i)  37 platform supply vessels owned by the Sellers (the “Solstad Vessels”); and (ii) the charter parties governing certain of the Solstad Vessels. On July  5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the  $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment;  $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. See “Note (9) Debt” for additional disclosure on these debt instruments.

We have determined that, under the provisions of FASB Accounting Standard Codification (ASC) 805, substantially all of the fair value of the gross assets acquired is concentrated in a group of identifiable assets and accordingly, the Solstad Acquisition is considered an asset acquisition. As a result, the assets acquired and liabilities assumed are measured at cost, which consists of the amount of cash paid and direct transaction costs. The cost of a group of assets acquired in an asset acquisition are allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.

As of July 5, 2023, the cost of the asset acquisition was allocated to the following individual assets acquired and liabilities assumed based on their relative fair values.

(In Thousands)

Estimated Fair Value

Marine operating supplies	$1,891
Net properties and equipment	601,000
Total assets	602,891

Other current liabilities (A)	8,600
Other liabilities (A)	1,400
Total liabilities	10,000

Net assets acquired	$592,891

Costs and expenses
Vessel operating costs (B)	1,300

Purchase consideration	$594,191

(A)	Current and long-term liabilities related to certain existing charter contracts accompanying the acquired Solstad Vessels that are below current market rates. These liabilities will be ratably amortized into revenue over the life of the related contracts.
(B)	The working capital adjustment included $1.3 million for lubricants which are expensed by Tidewater.

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

As of March 31, 2023, the following recorded fair value amounts for the assets acquired and liabilities assumed were final, with no material measurement period adjustments made during the year:

(In Thousands)

Assets
Cash	$33,152
Trade and other receivables	64,621
Marine operating supplies	5,122
Assets held for sale	2,500
Prepaid expenses and other current assets	4,174
Net properties and equipment	174,415
Indemnification assets (A)	32,279
Other assets	1,153
Total assets	317,416

Liabilities
Accounts payable	1,594
Accrued expenses	54,924
Other current liabilities	28,511
Other liabilities	16,886
Total liabilities	101,915

Net assets acquired	$215,501

(A)	Consists primarily of tax liabilities existing at the Closing Date recorded in other current liabilities and other liabilities.

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, travel, training, valuation and other professional fees totaling $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. Business combination related costs totaled $3.4 million and $12.8 million for the three and nine months ended September 30, 2022, respectively.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2022. The pro forma results include, among others: (i) a reduction in depreciation expense for adjustments to property and equipment; and (ii) the reversal of any income or expense related to assets retained by the seller and SPO’s former parent, Banyan Overseas Limited, a limited company organized under the laws of Bermuda (Banyan). The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

(In Thousands)
Period from
January 1, 2022 to
September 30, 2022
Revenues	$528,037

Net loss	$(28,501)

(4)	ALLOWANCE FOR CREDIT LOSSES

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

Activity in the allowance for credit losses for the nine months ended September 30, 2023 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2023	$14,060
Current period provision for expected credit losses	2,841
Write offs	(1,484)
Recoveries	407
Other	(376)
Balance at September 30, 2023	$15,448

The balance in our allowance for credit losses at September 30, 2023 and December 31, 2022, includes $11.3 million and $11.7 million respectively, previously reported in the allowance for credit losses related to amounts due from affiliates, which are now combined with trade and other receivables.

(5)	REVENUE RECOGNITION

See “Note (13) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2023, we had $5.6 million of deferred mobilizations costs included within prepaid expenses and other current assets and $3.0 million of deferred mobilization costs included in other assets.

At September 30, 2023, we had $6.6 million of deferred mobilization revenue included within accrued expenses related to unsatisfied performance obligations that will be recognized during the remainder of 2023 and 2024.

(6)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

Until the second quarter of 2022, we reported annual and quarterly losses from operations and reported basic and diluted losses per share based on the actual average shares of common stock outstanding during the relevant period. For the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023, we reported net income from operations. Our diluted earnings per share for the these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	September 30, 2023	September 30, 2022
Balance at June 30, 2023 and 2022	$4,566	$1,763
Unrealized loss on note receivable	(153)	(429)
Pension benefits recognized in OCI	—	140
Balance at September 30, 2023 and 2022	$4,413	$1,474

(In Thousands)	Nine Months Ended
	September 30, 2023	September 30, 2022
Balance at December 31, 2022 and 2021	$8,576	$2,668
Unrealized loss on note receivable	(469)	(1,275)
Pension benefits recognized in OCI	(3,694)	81
Balance at September 30, 2023 and 2022	$4,413	$1,474

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	September 30, 2023	September 30, 2022
Common shares outstanding	52,839,862	46,494,323
New creditor warrants (strike price $0.001 per common share)	81,244	119,215
GulfMark creditor warrants (strike price $0.01 per common share)	95,835	185,126
SPO acquisition warrants (strike price $0.001 per common share)	—	4,003,299
Restricted stock units and stock options	1,505,519	1,619,132
Total	54,522,460	52,421,095

We also have “out-of-the-money” warrants outstanding exercisable for 861,310 shares of common stock at  September 30, 2023 at an exercise price of $100.00, which expire in November 2024. Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06 and Series B Warrants, exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining unexercised Series A Warrants and Series B Warrants, 3.1 million in the aggregate, expired according to their terms on July 31, 2023. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings (loss) per share calculations if the effect of such inclusion is antidilutive.

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

For the nine months ended September 30, 2023, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2022, our balance sheet reflected approximately $439.7 million of net deferred tax assets prior to a valuation allowance of $441.9 million. As of September 30, 2023, we had net deferred tax assets of approximately $449.6 million prior to a valuation allowance of $451.9 million. The net deferred tax assets amounts as of September 30, 2023 include $64.4 million of deferred tax assets from the SPO acquisition offset by a valuation allowance of $64.4 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to March 2016. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations or cash flows.

(8)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. We have not made contributions to the pension plan since 2019. Actuarial valuations are performed annually, and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

During the second quarter of 2023, we entered into an agreement committing the pension plan to use a portion of its assets to purchase an annuity from an insurance company (the “Insurer”) to transfer approximately $11.8 million of the pension plan’s pension liabilities. Under the terms of this agreement, we irrevocably transferred to the Insurer all future pension plan benefit obligations for approximately 500 Tidewater participants (“Transferred Participants”) effective in April 2023. This annuity transaction was funded entirely with existing pension plan assets. The Insurer assumed responsibility for administrative and customer service support of the pension plan, including distribution of payments to the Transferred Participants. We recognized a $1.8 million settlement gain in the second quarter of 2023 in connection with this transaction.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $1.2 million to the supplemental plan during each of the nine months ended September 30, 2023 and 2022, respectively, and expect to contribute $0.4 million during the remainder of 2023. Our obligations under the supplemental plan were $17.0 million and $17.3 million at September 30, 2023 and  December 31, 2022, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pension Benefits:
Interest cost	$750	$578	$2,249	$1,735
Expected return on plan assets	(526)	(751)	(1,579)	(2,254)
Amortization of net actuarial (gains) losses	(36)	15	(106)	47
Net periodic pension (benefit) cost	$188	$(158)	$564	$(472)

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(9)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	September 30, 2023	December 31, 2022
Senior bonds:
8.50% Senior Secured Notes due November 2026 (A) (B)	$175,000	$175,000
Supplier Facility Agreements	11,844	—
Senior Secured Term Loan (C)	325,000	—
10.375% Senior Unsecured Notes due July 2028 (D)	250,000	—
	$761,844	$175,000
Debt discount and issuance costs	(18,174)	(5,964)
Less: Current portion of long-term debt	(102,369)	—
Total long-term debt	$641,301	$169,036

(A)	As of September 30, 2023 and December 31, 2022, the fair value (Level 2) of the Senior Secured Notes was $185.3 million and $177.3 million, respectively.
(B)

The $5.0 million restricted cash on the condensed consolidated balance sheet at September 30, 2023, represents the pro rata amount due for our next semiannual interest payment obligation on the 8.50% Senior Secured Notes.

(C)	As of September 30, 2023, the fair value of the Senior Secured Term Loan approximates book value.
(D)	As of September 30, 2023, the fair value (Level 2) of the 10.375% Senior Unsecured Notes due July 2028 was $263.3 million.

Supplier Facility Agreements

We have signed agreements for the construction of eight new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Three vessels have been delivered through September 30, 2023, and we entered into Facility Agreements for approximately EUR11.2 million ($11.8 million) in financing. Each of the three Facility Agreements bear interest at rates ranging from 2.7% to 6.0% and are payable in ten equal principal semi-annual installments, with the first installment commencing six months following delivery of the vessel. Payments for the three delivered vessels begin in the fourth quarter of 2023. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Senior Secured Term Loan

Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels (Unrestricted), LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“TDW International”), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (“DNB Bank”), as facility agent and DNB Markets, Inc. (“DNB Markets”), as bookrunner and mandated lead arranger (the “Credit Agreement”), which was fully drawn on  July 5, 2023, in a single advance of $325.0 million yielding net proceeds of approximately $318.3 million, which were used to fund a portion of the purchase price for the Solstad Acquisition.

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

The Credit Agreement contains three financial covenants: (i) a minimum free liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt, (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries and (iii) an interest coverage ratio of not less than 2:1. The Credit Agreement also contain certain equity cure rights with respect to such financial covenants. The Credit Agreement also includes (i) customary vessel management and insurance covenants in the vessel mortgages, (ii) negative covenants, and (iii) certain customary events of default. We are currently in compliance with all of these financial covenants.

10.375% Senior Unsecured Notes due July 2028

On July 3, 2023, Tidewater completed a previously announced offering of $250.0 million aggregate principal amount of senior unsecured bonds in the Nordic bond market (the “Senior Unsecured Notes”). The bonds were privately placed, at an issue price of 99%, outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from the offering of approximately $243.1 million to fund a portion of the purchase price of the Solstad Acquisition.

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

The Senior Unsecured Notes contain two financial covenants: (i) a minimum free liquidity test equal to the greater of $20.0 million and 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. Our ability to make certain distributions to our stockholders after November 16, 2023, is subject to certain limits, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The Senior Unsecured Notes are also subject to negative covenants as set forth in the Bond Terms. The Bond Terms contain certain customary events of default, including, among other things: (i) default in the payment of any amount when due; (ii) default in the performance or breach of any other covenant in the Bond Terms, which default continues uncured for a period of 20 business days; and (iii) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization. We are currently in compliance with all of these financial covenants.

Super Senior Revolver

We have entered into a Super Senior Revolving Credit Facility Agreement maturing on November 16, 2026 that provides access to $25.0 million for general working capital purposes. No amounts have been drawn on this credit facility.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). The PEMEX Note is classified as “available for sale.” For the three and nine months ended  September 30, 2023, we recorded $0.2 million and $0.5 million in mark-to-market losses in other comprehensive income, respectively, valuing the PEMEX Note at $7.6 million in our consolidated balance sheet as of September 30, 2023. The PEMEX Note mark-to-market valuations are considered to be Level 2.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of September 30, 2023, our property and equipment consist primarily of 219 active vessels located around the world, excluding one vessel we have classified as held for sale. As of  December 31, 2022, our property and equipment consisted primarily of 183 active vessels, which excluded eight vessels classified as held for sale. We have five Alucat crew boats under construction for which we have made down payments totaling approximately EUR2.6 million ($2.9 million) in 2022 and 2023 and will incur debt with the shipyard upon deliveries in 2023 and 2024 totaling approximately EUR10.5 million ($11.1 million). These crew boats, upon completion, will be employed in our African market.

A summary of properties and equipment is as follows:

(In Thousands)
	September 30, 2023	December 31, 2022
Properties and equipment:
Vessels and related equipment	$1,704,505	$1,070,821
Other properties and equipment	38,168	35,819
	1,742,673	1,106,640
Less accumulated depreciation and amortization	394,672	309,985
Properties and equipment, net	$1,348,001	$796,655

A summary of accrued expenses is as follows:

(In Thousands)
	September 30, 2023	December 31, 2022
Payroll and related payables	$33,901	$35,425
Accrued vessel expenses	42,042	47,307
Accrued interest expense	19,364	2,037
Other accrued expenses	24,324	20,749
	$119,631	$105,518

A summary of other current liabilities is as follows:

(In Thousands)
	September 30, 2023	December 31, 2022
Taxes payable	$36,089	$39,355
Other	17,212	10,968
	$53,301	$50,323

A summary of other liabilities is as follows:

(In Thousands)
	September 30, 2023	December 31, 2022
Pension liabilities	$19,740	$17,383
Liability for uncertain tax positions	30,218	35,468
Other	16,288	14,992
	$66,246	$67,843

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and nine months ended September 30, 2023 and 2022. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Vessel revenues:
Americas	$70,717	$39,122	$168,780	$105,086
Asia Pacific	38,994	23,902	83,603	45,161
Middle East	34,685	31,186	97,303	79,800
Europe/Mediterranean	78,929	39,702	149,474	96,096
West Africa	73,650	56,335	199,318	130,155
Other operating revenues	2,287	1,515	8,849	4,640
Total	$299,262	$191,762	$707,327	$460,938
Vessel operating profit (loss):
Americas	$12,586	$2,952	$26,793	$8,800
Asia Pacific	14,555	3,260	27,149	4,534
Middle East	(1,143)	605	(3,144)	(1,585)
Europe/Mediterranean	9,576	13,137	19,919	14,970
West Africa	28,392	12,322	71,087	24,807
Other operating profit	806	922	5,844	3,204
	64,772	33,198	147,648	54,730

Corporate expenses	(9,961)	(13,188)	(33,011)	(39,600)
Long-lived asset impairment and other	—	(1,214)	—	(714)
Gain (loss) on asset dispositions, net	863	264	4,483	(826)
Operating income (loss)	$55,674	$19,060	$119,120	$13,590
Depreciation and amortization:
Americas	$11,945	$7,591	$28,863	$22,210
Asia Pacific	3,570	1,518	6,859	4,447
Middle East	6,854	6,384	18,954	18,211
Europe/Mediterranean	24,660	6,792	39,455	20,512
West Africa	10,113	7,720	25,447	21,463
Corporate	588	851	1,586	2,436
Total	$57,730	$30,856	$121,164	$89,279
Additions to properties and equipment:
Americas	$935	$2,386	$2,496	$2,924
Asia Pacific	1,179	195	6,838	214
Middle East	728	862	3,146	2,934
Europe/Mediterranean	1,295	815	3,475	1,260
West Africa	225	772	15,960	1,462
Corporate	1,366	1,298	3,484	2,914
Total	$5,728	$6,328	$35,399	$11,708

The following table provides a comparison of total assets at  September 30, 2023 and  December 31, 2022:

(In Thousands)
	September 30, 2023	December 31, 2022
Total assets:
Americas	$432,961	$309,985
Asia Pacific	165,373	148,684
Middle East	195,757	197,054
Europe/Mediterranean	673,419	282,670
West Africa	396,861	285,965
Corporate	207,184	73,298
	$2,071,555	$1,297,656

(14)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the nine months ending September 30, 2023, we sold or recycled seven of our vessels held for sale, leaving one vessel valued at $0.6 million remaining in the held for sale account as of September 30, 2023. We also sold four vessels from our active fleet. The total vessel and other sales for the nine-month period ending  September 30, 2023 contributed approximately $9.6 million in proceeds, and we recognized a net $4.5 million gain on the dispositions. In the nine-month period ending September 30, 2022, we added one vessel to assets held for sale, sold or recycled ten of our vessels held for sale, and re-activated one vessel from assets held for sale back into the active fleet, leaving eight vessels valued at $6.8 million remaining in the held for sale account as of September 30, 2022.

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

The following table presents the activity in our asset held for sale account for the periods indicated:

(In Thousands, except number of vessels)	Three Months Ended
	Number of Vessels	September 30, 2023	Number of Vessels	September 30, 2022
Beginning balance	2	$630	9	$6,862
Additions	—	—	—	—
Sales	(1)	(65)	(1)	(47)
Ending balance	1	$565	8	$6,815

(In Thousands, except number of vessels)	Nine Months Ended
	Number of Vessels	September 30, 2023	Number of Vessels	September 30, 2022
Beginning balance	8	$4,195	18	$14,421
Additions	—	—	1	2,500
Sales	(7)	(3,630)	(10)	(8,606)
Transfers	—	—	(1)	(1,500)
Ending balance	1	$565	8	$6,815

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

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the “Acquisition Agreement”), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the “Sellers”), pursuant to which we agreed to acquire from the Sellers (the “Solstad Acquisition”): (i) 37 platform supply vessels owned by the Sellers (the “Solstad Vessels”); and (ii) the charter parties governing certain of the Solstad Vessels. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028.

On April 22, 2022, we completed the acquisition of SPO and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each of which was exercisable at $0.001 per share for one share of our common stock (SPO acquisition warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million. In 2022, we completed two public offerings of approximately 8.1 million shares of our common stock and with the proceeds from these offerings coupled with a small redemption of SPO acquisition warrants related to indemnified liabilities, we redeemed 100% of the outstanding SPO acquisition warrants.

Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06 and Series B Warrants, exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining unexercised Series A Warrants and Series B Warrants, 3.1 million in the aggregate, expired according to their terms on July 31, 2023.

At September 30, 2023, we owned 220 vessels with an average age of 11.7 years (including three stacked vessels and one vessel designated as assets held for sale) which are available to serve the global energy industry. At September 30, 2023, the average age of our 219 active vessels was 11.6 years. In addition, at September 30, 2023, we have five crew boats under construction which are scheduled to be delivered in 2023 and 2024.

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

Industry Conditions and Outlook

As we look forward into the remainder of 2023 and into 2024, we expect the supply-demand balance in the global offshore oil and gas markets to continue to be favorable for ongoing offshore activities by the major oil and gas producers. Factors driving this outlook include demand for hydrocarbons continuing to grow internationally, the Organization of the Petroleum Exporting Countries Plus (OPEC+) remaining proactive in maintaining adequate and stable oil prices, combined with a diminishing global supply of vessels to support the offshore energy industry. Energy prices are expected to remain volatile for the remainder of 2023 and into 2024 due to ongoing geopolitical conflicts, global inflationary trends and associated actions from central banks as well as uncertainties surrounding the growth rates expected in key world economies.

Our business is directly impacted by the level of activity in worldwide offshore oil and natural gas exploration, development and production, which in turn is influenced by trends in oil and natural gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on operational activities and capital projects. Crude oil and natural gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or natural gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and natural gas commodity pricing has been affected by a global pandemic, which included lock downs by major oil consuming nations, a war in eastern Europe between Russia and Ukraine, OPEC+ production quotas, capital discipline within the major oil and gas companies, inflationary economies of major consuming nations and increased activism related to the perceived oil and gas sector responsibility for climate change. Recent events include escalation of the Israeli/Palestinian conflict which could affect oil producing nations in the Middle East and disrupt world oil supplies. These factors have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies.

Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. We continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased exploration and development activities.

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

The following table presents our statement of operations for the periods indicated:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Revenues:
Vessel revenues	$296,975	$210,323	$698,478	$456,298
Other operating revenues	2,287	4,638	8,849	4,640
Total revenue	299,262	214,961	707,327	460,938
Costs and expenses:
Vessel operating costs	164,239	118,264	397,962	281,805
Costs of other operating revenues	1,481	373	3,005	1,436
General and administrative	21,001	26,013	70,559	73,288
Depreciation and amortization	57,730	32,768	121,164	89,279
Long-lived asset impairment and other	—	—	—	714
(Gain) loss on asset dispositions, net	(863)	(1,404)	(4,483)	826
Total costs and expenses	243,588	176,014	588,207	447,348
Operating income (loss)	55,674	38,947	119,120	13,590
Other income (expense):
Foreign exchange loss	(2,149)	(3,819)	(3,620)	(4,932)
Equity in net earnings (losses) of unconsolidated companies	4	25	29	(235)
Interest income and other, net	568	2,790	3,488	4,416
Loss on warrants	—	—	—	(14,175)
Interest and other debt costs, net	(19,288)	(4,731)	(28,209)	(12,850)
Total other expense	(20,865)	(5,735)	(28,312)	(27,776)
Income (loss) before income taxes	34,809	33,212	90,808	(14,186)
Income tax expense	9,260	11,284	32,515	18,189
Net income (loss)	25,549	21,928	58,293	(32,375)
Net loss attributable to noncontrolling interests	(650)	(656)	(1,228)	(6)
Net income (loss) attributable to Tidewater Inc.	$26,199	$22,584	$59,521	$(32,369)

Consolidated Results – Three Months Ended September 30, 2023 compared to June 30, 2023

Revenues for the quarters ended September 30, 2023 and June 30, 2023, were $299.3 million and $215.0 million, respectively. The $84.3 million increase in revenue is primarily due to the addition to our fleet of 37 vessels acquired from Solstad in July 2023 and increases in average day rates across most of our vessel fleet. Average day rates increased by 11.4%, from $16,042 per day in the second quarter of 2023 to $17,865 in the third quarter of 2023. Active utilization increased from 79.4% in the second quarter of 2023 to 82.1% in the third quarter of 2023. The 37 vessels acquired from Solstad contributed $59.1 million to the increase in revenue. These vessels had utilization of 93.9% and average day rates of $19,377 in the third quarter.

Vessel operating costs for the quarters ended September 30, 2023 and June 30, 2023, were $164.2 million and $118.3 million, respectively. The 37 vessels acquired from Solstad contributed $35.1 million to the increase in vessel operating costs. The remaining increase is primarily due to higher personnel costs and higher repairs and maintenance on our vessels.

Depreciation and amortization expense for the quarters ended September 30, 2023 and June 30, 2023, were $57.7 million and $32.8 million, respectively, primarily due to the depreciation on the 37 vessels from Solstad and amortization of an increased deferred drydock balance.

General and administrative expenses for the quarters ended September 30, 2023 and June 30, 2023, were $21.0 million and $26.0 million, respectively. The decrease was primarily due to lower personnel related costs, despite a $1.0 million increase in one-time acquisition, restructuring and integration related costs.

We reported gains on asset dispositions, net totaling $0.9 million in the third quarter of 2023, primarily as a result of the sales of three vessels and other assets. We reported gains on asset dispositions, net totaling $1.4 million in the second quarter of 2023, primarily as a result of the sales of three vessels and other assets.

Interest expense for the quarters ended September 30, 2023 and June 30, 2023, was approximately $19.3 million and $4.7 million, respectively. The increase in interest expense is primarily due to the July 5, 2023, addition of $575.0 million in long term debt, bearing interest in the aggregate at approximately 10.0%, to fund the Solstad vessel acquisition.

Interest income and other, net for the quarters September 30, 2023 and June 30, 2023, was $0.6 million and $2.8 million, respectively. We had an increase in interest income in the third quarter associated with the investment of the $111.5 million in cash received from the exercise of Series A and B Warrants in July 2023. The higher interest income was partially offset by a $1.2 million charge resulting from a reduction in certain indemnification assets related to assumed tax liabilities acquired from SPO that were adjusted to reflect the expiration of the statute of limitations. This charge and the corresponding decrease in income tax expense resulted in no impact on net income. In addition, second quarter interest income and other, net included a $1.8 million settlement gain in connection with an agreement committing our pension plan to use a portion of its assets to purchase an annuity from an insurance company so as to transfer its liabilities.

During the quarters ended September 30, 2023 and June 30, 2023, we recognized foreign exchange losses of $2.1 million and $3.8 million, respectively, due to the weakening of the U.S. Dollar against other currencies in areas in which we operate.

The income tax expense for the three months ended September 30, 2023 was $9.3 million compared to an income tax expense of $11.3 million for the three months ending June 30, 2023. The tax expense for the three months ended September 30, 2023 is mainly attributable to taxes on our operations in foreign countries. Tax expense will vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax regimes.

Consolidated Results – Nine Months Ended September 30, 2023 compared to September 30, 2022

Revenues for the nine months ended September 30, 2023 and 2022, were $707.3 million and $460.9 million, respectively. The $246.4 million increase in revenue is primarily due to the full nine month effect of the 49 vessels acquired from SPO in the second quarter of 2022; the third quarter of 2023 effect of the acquisition of 37 vessels from Solstad in July 2023; and increases in average day rates across most of our vessel fleet in 2023. Overall, we had 31 more average active vessels, calculated on a full nine- month basis, in the first nine months of 2023 than in the first nine months of 2022. Average day rates increased by 31.0%, from $12,449 per day in 2022 to $16,313 in 2023. Active utilization decreased from 83.0% in 2022 to 80.8% in 2023, primarily due to a heavy drydock schedule in 2023 and the movement of 22 vessels in 2023 between segments. The SPO vessels added $199.4 million to revenue in the nine months ended September 30, 2023, compared to $101.2 million in the nine months ended September 30, 2022. The vessels acquired from Solstad were part of our fleet for almost all of the third quarter of 2023 but not in our fleet in 2022. The Solstad vessels added $59.1 million to revenue in the nine months ended September 30, 2023.

Vessel operating costs for the nine months ended September 30, 2023 and 2022, were $398.0 million and $281.8 million, respectively. The increase is primarily due to the additional active vessels in our fleet from the SPO and Solstad acquisitions in the first nine months of 2023 as compared to the first nine months of 2022 and our continued recovery from the low vessel utilization levels caused by the pandemic and increased activity as higher crude oil prices and improved long-term industry outlook have resulted in more offshore investments from our customers.

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022, were $121.2 million and $89.3 million, respectively. The increase is primarily due to higher depreciation expense from the additional vessels acquired and higher overall amortization due to higher drydock activity in 2023.

General and administrative expenses for the nine months ended September 30, 2023 and 2022, were $70.6 million and $73.3 million, respectively, as lower personnel related costs more than offset costs associated with the expansion of the Singapore and Dubai offices in connection with the SPO acquisition, bad debt expense and professional fees incurred in connection with pursuing Solstad acquisition financing options that were ultimately not utilized.

We reported gains on asset dispositions, net totaling $4.5 million in the nine months ended September 30, 2023, primarily as a result of the sales of 11 vessels and other assets. We reported losses on asset dispositions, net totaling $0.8 million in the nine months ended September 30, 2022, primarily as a result of the sales of ten vessels and other assets.

Long-lived asset impairment during the nine months ended September 30, 2022, was $0.7 million consisting of a $1.2 million of impairment expense related to obsolete marine service and vessel supplies and parts inventory partially offset by a $0.5 million credit related to recovery of impairment on a vessel reclassified from assets held for sale back to the active fleet. There was no long-lived asset impairment expense in the nine months ended September 30, 2023.

Interest expense for the nine months ended September 30, 2023 and 2022, was approximately $28.2 million and $12.9 million. The increase in interest expense is primarily due to the July 5, 2023, addition of $575.0 million in long term debt, bearing interest of approximately 10.0%, to fund the Solstad vessel acquisition.

Interest income and other, net for the nine months ended September 30, 2023 and 2022, was $3.5 million and $4.4 million, respectively. During the nine months ended September 30, 2023, we recognized a $1.2 million charge resulting from a reduction in certain indemnification assets related to assumed tax liabilities acquired from SPO that were adjusted to reflect the expiration of the statute of limitations. This charge and the corresponding decrease in income tax expense resulted in no impact on net income. We recognized a $1.8 million settlement gain in 2023 in connection with an agreement committing our pension plan to use a portion of its assets to purchase an annuity from an insurance company so as to transfer its liabilities. We also had an increase in interest income in 2023 associated with the investment of the $111.5 million in cash received from the exercise of Series A and B Warrants in July 2023. Interest income for 2022 was largely attributable to the $1.3 million bargain purchase gain on our acquisition of the remaining 51% of Sonatide, our joint venture in Angola of which we previously owned 49%, and $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

In the nine months ended September 30, 2022, we recognized a $14.2 million loss to value the warrant liability at fair value on the date that we amended the SPO share purchase agreement to allow us to reclassify the warrants from liabilities to equity based on the difference in the Tidewater common stock price on amendment date and the acquisition date closing common stock price.

During the nine months ended September 30, 2023, we recognized foreign exchange losses of $3.6 million due to the strengthening of the U.S. Dollar against other currencies. During the nine months ended September 30, 2022, we recognized foreign exchange losses of $4.9 million.

The income tax expense for the nine months ended September 30, 2023, was $32.5 million compared to an income tax expense of $18.2 million for the nine months ending September 30, 2022. The tax expense for the nine months ended September 30, 2023 is mainly attributable to taxes on our operations in foreign countries. Tax expense will vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax regimes.

The following table compares vessel revenues and vessel operating costs by geographic segment for our owned and operated vessel fleet and the related percentage of vessel revenue for the periods indicated:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2023		June 30, 2023		September 30, 2023		September 30, 2022
Vessel revenues:
Americas	$70,717	24%	$50,376	24%	$168,780	24%	$105,086	23%
Asia Pacific	38,994	13%	22,585	11%	83,603	12%	45,161	10%
Middle East	34,685	12%	31,856	15%	97,303	14%	79,800	17%
Europe/Mediterranean	78,929	26%	39,295	19%	149,474	21%	96,096	21%
West Africa	73,650	25%	66,211	31%	199,318	29%	130,155	29%
Total vessel revenues	$296,975	100%	$210,323	100%	$698,478	100%	$456,298	100%
Vessel operating costs:
Americas:
Crew costs	$26,848	38%	$18,033	36%	$62,283	37%	$40,281	38%
Repair and maintenance	5,588	8%	3,973	8%	13,449	8%	9,087	9%
Insurance	476	1%	479	1%	1,365	1%	1,029	1%
Fuel, lube and supplies	4,386	6%	2,549	5%	9,934	6%	7,268	7%
Other	5,924	8%	4,564	9%	14,060	8%	8,340	8%
	$43,222	61%	$29,598	59%	$101,091	60%	$66,005	63%
Asia Pacific:
Crew costs	$12,390	32%	$7,062	31%	$26,763	32%	$19,557	43%
Repair and maintenance	2,969	8%	1,517	7%	6,235	7%	2,176	5%
Insurance	183	0%	219	1%	525	1%	333	1%
Fuel, lube and supplies	909	2%	1,521	7%	4,060	5%	2,840	6%
Other	2,380	6%	1,648	7%	5,706	7%	3,507	8%
	$18,831	48%	$11,967	53%	$43,289	52%	$28,413	63%
Middle East
Crew costs	$13,914	40%	$13,170	41%	$39,700	41%	$32,472	41%
Repair and maintenance	4,828	14%	3,779	12%	12,082	12%	8,994	11%
Insurance	385	1%	465	1%	1,283	1%	1,028	1%
Fuel, lube and supplies	3,142	9%	3,470	11%	9,482	10%	7,540	10%
Other	4,796	14%	3,756	12%	12,221	13%	6,510	8%
	$27,065	78%	$24,640	77%	$74,768	77%	$56,544	71%
Europe/Mediterranean:
Crew costs	$26,632	33%	$13,406	34%	$52,765	35%	$36,699	38%
Repair and maintenance	5,342	7%	2,900	7%	10,948	7%	6,172	7%
Insurance	689	1%	354	1%	1,427	1%	1,056	1%
Fuel, lube and supplies	4,033	5%	2,363	6%	7,980	6%	3,975	4%
Other	5,376	7%	2,292	6%	10,039	7%	6,664	7%
	$42,072	53%	$21,315	54%	$83,159	56%	$54,566	57%
West Africa:
Crew costs	$17,502	24%	$16,336	25%	$50,425	25%	$43,656	34%
Repair and maintenance	4,868	7%	4,665	7%	14,367	7%	10,053	8%
Insurance	626	1%	651	1%	1,932	1%	1,292	1%
Fuel, lube and supplies	5,300	7%	4,055	6%	13,827	7%	9,265	7%
Other	4,753	6%	5,037	7%	15,104	8%	12,011	9%
	$33,049	45%	$30,744	46%	$95,655	48%	$76,277	59%
Vessel operating costs:
Crew costs	$97,286	32%	$68,007	32%	$231,936	33%	$172,665	38%
Repair and maintenance	23,595	8%	16,834	8%	57,081	8%	36,482	8%
Insurance	2,359	1%	2,168	1%	6,532	1%	4,738	1%
Fuel, lube and supplies	17,770	6%	13,958	7%	45,283	7%	30,888	7%
Other	23,229	8%	17,297	8%	57,130	8%	37,032	8%
Total vessel operating costs	$164,239	55%	$118,264	56%	$397,962	57%	$281,805	62%

The following table presents general and administrative expenses in our five geographic segments both individually and in total and the related general and administrative expenses as a percentage of the vessel revenues of each segment and in total for the periods indicated:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2023		June 30, 2023		September 30, 2023		September 30, 2022
Segment general and administrative expenses:
Americas	$2,964	4%	$5,809	12%	$12,033	7%	$8,071	8%
Asia Pacific	2,038	5%	1,768	8%	6,306	8%	7,767	17%
Middle East	1,909	6%	2,508	8%	6,725	7%	6,630	8%
Europe/Mediterranean	2,621	3%	2,228	6%	6,941	5%	6,048	6%
West Africa	2,096	3%	2,180	3%	7,129	4%	7,608	6%
Total segment general and administrative expenses	$11,628	4%	$14,493	7%	$39,134	6%	$36,124	8%

The following table presents segment and total depreciation and amortization expense and the related segment and total vessel depreciation and amortization expense as a percentage of segment and total vessel revenues for the periods indicated:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2023		June 30, 2023		September 30, 2023		September 30, 2022
Segment depreciation and amortization expense:
Americas	$11,945	17%	$8,724	17%	$28,863	17%	$22,210	21%
Asia Pacific	3,570	9%	1,824	8%	6,859	8%	4,447	10%
Middle East	6,854	20%	6,365	20%	18,954	19%	18,211	23%
Europe/Mediterranean	24,660	31%	7,445	19%	39,455	26%	20,512	21%
West Africa	10,113	14%	7,813	12%	25,447	13%	21,463	16%
Total segment depreciation and amortization expense	$57,142	19%	$32,171	15%	$119,578	17%	$86,843	19%

The following table compares operating income (loss) and other components of income (loss) and its related percentage of total revenue for the periods indicated:

(In Thousands)	Three Months Ended				Nine Months Ended
	September 30, 2023		June 30, 2023		September 30, 2023		September 30, 2022
Vessel operating profit (loss):
Americas	$12,586	4%	$6,245	3%	$26,793	4%	$8,800	2%
Asia Pacific	14,555	5%	7,026	3%	27,149	4%	4,534	1%
Middle East	(1,143)	0%	(1,657)	(1)%	(3,144)	(1)%	(1,585)	0%
Europe/Mediterranean	9,576	3%	8,307	4%	19,919	3%	14,970	3%
West Africa	28,392	10%	25,474	12%	71,087	10%	24,807	5%
Other operating profit	806	0%	4,265	2%	5,844	1%	3,204	1%
	64,772	22%	49,660	23%	147,648	21%	54,730	12%

Corporate expenses	(9,961)	(3)%	(12,117)	(6)%	(33,011)	(5)%	(39,600)	(9)%
Gain (loss) on asset dispositions, net	863	0%	1,404	1%	4,483	1%	(826)	0%
Long-lived asset impairment and other	—	0%	—	0%	—	0%	(714)	0%
Operating income (loss)	$55,674	19%	$38,947	18%	$119,120	17%	$13,590	3%

Segment results for three months ended September 30, 2023 compared to June 30, 2023

Americas Segment Operations.  Vessel revenues in the Americas segment increased 40.4%, or $20.3 million, during the quarter ended September 30, 2023, compared to the quarter ended June 30, 2023. This increase is primarily the result of five additional average active vessel from the Solstad acquisition and a 15.9% increase in average day rates, rising from $20,269 in the second quarter to $23,495 in the third quarter. Average utilization increased from 85.4% to 86.3%. The vessels from the Solstad acquisition added $14.3 million in revenue.

Vessel operating profit for the Americas segment for the quarter ended September 30, 2023, was $12.6 million, compared to an $6.2 million operating profit for the quarter ended June 30, 2023. The increase in revenue was accompanied by a $2.8 million decrease in general and administrative expenses which were partially offset by a $13.6 million increase in operating expenses and a $3.2 million increase in depreciation and amortization. The decrease in general and administrative costs resulted from decreased bad debt expense related to a single customer that was recorded in the second quarter. We also incurred higher operating costs bringing this vessel which was chartered to this customer back to its home port. Otherwise, the operating expenses and depreciation and amortization expenses increased primarily due to the increase in active vessels primarily associated with the Solstad vessels.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 72.7%, or $16.4 million, during the quarter ended September 30, 2023, compared to the quarter ended June 30, 2023. Average day rates increased 6.7%, rising from $24,250 per day in the second quarter of 2023 to $25,867 in the third quarter of 2023. Average active utilization for the segment increased from 72.4% to 91.3%. and we operated four more active vessels in the third quarter of 2023. The Solstad acquisition added four vessels and $7.3 million in revenue.

The Asia Pacific segment reported an operating profit of $14.6 million for the quarter ended September 30, 2023, compared to a $7.0 million operating profit for the quarter ended June 30, 2023. The increase in revenue was offset by a $6.9 million increase in operating expenses and a $1.7 million increase in depreciation and amortization expenses. The increase in operating expenses are mainly attributable to the additional vessels.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 8.9%, or $2.8 million, during the quarter ended September 30, 2023, compared to the quarter ended June 30, 2023. Active vessels increased by one and average day rates increased slightly, rising from $10,449 per day in the second quarter of 2023 to $10,544 per day in the third quarter of 2023. Average active utilization for the segment increased from 76.0% to 79.8%. There were no additional Solstad vessels in the Middle East segment.

The Middle East segment reported an operating loss of $1.1 million for the quarter ended September 30, 2023, compared to an operating loss of $1.7 million for the quarter ended June 30, 2023. The increase in revenue was supplemented by a $0.6 million decrease in general and administrative costs and partially offset by a $2.4 million increase in operating costs primarily attributable to repairs and maintenance and a $0.5 million increase in depreciation and amortization attributable to higher drydock activity in 2023.

Europe/Mediterranean Segment Operations.  Vessel revenues in the Europe/Mediterranean segment increased 100.9%, or $39.6 million, during the quarter ended September 30, 2023, compared to the quarter ended June 30, 2023. This increase was primarily driven by the addition of 24 active vessels from the Solstad acquisition. Day rates increased from $18,990 in the second quarter of 2023 to $19,105 in the third quarter of 2023. Active utilization also increased from 85.7% to 88.8%. Vessels from the Solstad acquisition added $33.5 million in revenue.

The Europe/Mediterranean segment reported an operating profit of $9.6 million for the quarter ended September 30, 2023, compared to an operating profit of $8.3 million for the quarter ended June 30, 2023. The revenue increase was largely offset by $20.8 million in higher operating costs and $17.2 million in higher depreciation and amortization resulting primarily from the additional vessel count. General and administrative costs increased by $0.4 million due primarily to the Solstad acquisition.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 11.2%, or $7.4 million, during the quarter ended September 30, 2023, compared to the quarter ended June 30, 2023. Average day rates increased 9.0% from $14,469 to $15,772, while active utilization decreased from 77.8% during the quarter ended June 30, 2023 to 73.9% during the quarter ended September 30, 2023. There were four more active vessels in the segment in the third quarter. The Solstad acquisition added three vessels and $3.9 million in revenue.

West Africa reported an operating profit of $28.4 million for the quarter ended September 30, 2023, compared to an operating profit of $25.5 million for the quarter ended June 30, 2023. The increase in operating profit is largely due to the increase in revenue offset by a $2.3 million increase in operating costs and $2.3 million in increased depreciation and amortization associated with the additional vessels.

Segment results for nine months ended September 30, 2023 compared to September 30, 2022

Americas Segment Operations.  Vessel revenues in the Americas segment increased 60.6%, or $63.7 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase is primarily the result of five additional active vessels and a 30.3% increase in average day rates largely due to demand recovery in the offshore vessel industry. Average utilization increased from 81.0% to 85.7%. The SPO acquisition added two active vessels in the Americas segment with 100.0% utilization and a $27,619 average day rate. The SPO vessels contributed $15.1 million in revenue in the nine months ended September 30, 2023, an increase of $12.0 million over 2022. The Solstad acquisition added six vessels, a $27,527 average day rate and 99.3% utilization beginning on July 5, 2023 which contributed $14.3 million in revenue for the nine months ended September 30, 2023.

Vessel operating profit for the Americas segment for the nine months ended September 30, 2023, was $26.8 million, compared to an $8.8 million operating profit for the nine months ended September 30, 2022. The increase in operating profit was largely due to the increase in revenue partially offset by a $35.1 million increase in operating expenses, largely associated with additional vessels, a $6.7 million increase in depreciation and amortization, resulting mainly from additional vessels and higher drydock activity in 2023, and a $4.0 million increase in general and administrative costs due largely to an increase in bad debt expense in 2023.

Asia Pacific Segment Operations.  Vessel revenues in the Asia Pacific segment increased 85.1%, or $38.4 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Active vessels increased by two. Average day rates increased 61.5%, rising from $15,344 per day in the nine months ended September 30, 2022 to $24,783 in the nine months ended September 30, 2023. The SPO acquisition added 13 active vessels to the Asia Pacific fleet with 81.9% utilization and a $25,469 average day rate in 2023. The SPO vessels contributed $74.0 million in revenue for the nine months ended September 30, 2023, an increase of $35.4 million over 2022. The Solstad acquisition added four vessels, a $20,249 average day rate and 100.0% utilization beginning on July 5, 2023 which contributed $7.3 million in revenue for the nine months ended September 30, 2023.

The Asia Pacific segment reported an operating profit of $27.1 million for the nine months ended September 30, 2023, compared to an operating profit of $4.5 million for the nine months ended September 30, 2022. The increase in revenue was offset by $14.9 million in additional operating expenses and $2.4 million of additional depreciation and amortization expense, all resulting from the additional vessels. General and administrative expenses decreased by $1.5 million.

Middle East Segment Operations.  Vessel revenues in the Middle East segment increased 21.9%, or $17.5 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Active vessels increased by five. Overall, active utilization for the nine months ended September 30, 2023 decreased from 82.5% to 79.4%, but average day rates increased 10.9%. The SPO acquisition added eight active vessels to the Middle East fleet with 64.2% utilization and an $11,407 average day rate. The SPO vessels contributed $15.2 million in revenue for the nine months ended September 30, 2023, an increase of $1.6 million over 2022. The Solstad acquisition added no vessels in 2023.

The Middle East segment reported an operating loss of $3.1 million for the nine months ended September 30, 2023, compared to an operating loss of $1.6 million for the nine months ended September 30, 2022 as the increase in revenue was offset by a $18.2 million increase in operating costs and a $0.7 million increase in depreciation and amortization. The increase in costs were primarily a result of the increase in active vessels.

Europe/Mediterranean Segment Operations. Vessel revenues in the Europe/Mediterranean segment increased 55.5%, or $53.4 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increased revenue was attributable to nine more active vessels combined with 19.7% higher average day rates. Active utilization decreased from 91.6% to 86.6%. The SPO acquisition added two active vessels to the Europe/Mediterranean fleet with 61.2% utilization and a $33,084 average day rate. The SPO vessels contributed $8.4 million in revenue for the nine months ended September 30, 2023, an increase of $1.3 million over 2022. The Solstad acquisition added 24 vessels, a $17,096 average day rate and 93.3% utilization beginning on July 5, 2023 which contributed $33.5 million in revenue for the nine months ended September 30, 2023.

The Europe/Mediterranean segment reported an operating profit of $19.9 million for the nine months ended September 30, 2023, compared to an operating profit of $15.0 million for the nine months ended September 30, 2022. The higher operating profit was due to the revenue increase offset by $28.6 million in higher operating costs, $18.9 million in higher depreciation and amortization and a $0.9 million increase in general and administrative expenses. The increases in expenses are primarily attributable to the Solstad vessels.

West Africa Segment Operations.  Vessel revenues in the West Africa segment increased 53.1%, or $69.2 million, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The West Africa active vessel fleet increased by ten vessels in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Average day rates increased 36.7% from $10,561 to $14,441, but active utilization decreased from 80.5% to 76.1%. The SPO acquisition added 23 active vessels to the West Africa fleet with 84.0% utilization and a $16,545 average day rate in 2023. The SPO vessels contributed $86.8 million in revenue for the nine months ended September 30, 2023, an increase of $47.9 million over 2022. The Solstad acquisition added three vessels, an $18,916 average day rate and 78.7% utilization beginning on July 5, 2023 which contributed $3.9 million in revenue for the nine months ended September 30, 2023.

West Africa reported an operating profit of $71.1 million for the nine months ended September 30, 2023, compared to an operating profit of $24.8 million for the nine months ended September 30, 2022. The increase in operating results is largely due to the increase in revenue which was partially offset by $19.4 million in higher operating costs primarily related to the increase in active vessels. In addition, depreciation and amortization increased by $4.0 million due largely to the increase in vessels and additional drydock activity in 2023. General and administrative expenses decreased by $0.5 million.

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

The following tables compare day-based utilization percentages, average day rates and average total, active and stacked vessels by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
SEGMENT STATISTICS:
Americas fleet:
Utilization	84.1%	82.8%	83.1%	69.1%
Active utilization	86.3%	85.4%	85.7%	81.0%
Average vessel day rates	$23,495	$20,269	$21,348	$16,383
Average total vessels	38	33	35	34
Average stacked vessels	(1)	(1)	(1)	(5)
Average active vessels	37	32	34	29

Asia Pacific fleet:
Utilization	91.3%	72.4%	80.5%	77.7%
Active utilization	91.3%	72.4%	81.4%	82.4%
Average vessel day rates	$25,867	$24,250	$24,783	$15,344
Average total vessels	18	14	15	14
Average stacked vessels	—	—	—	(1)
Average active vessels	18	14	15	13

Middle East fleet:
Utilization	79.8%	76.0%	79.4%	82.3%
Active utilization	79.8%	76.0%	79.4%	82.5%
Average vessel day rates	$10,544	$10,449	$10,224	$9,216
Average total vessels	45	44	44	39
Average stacked vessels	—	—	—	—
Average active vessels	45	44	44	39

Europe/Mediterranean fleet:
Utilization	88.8%	85.7%	86.6%	85.1%
Active utilization	88.8%	85.7%	86.6%	91.6%
Average vessel day rates	$19,105	$18,990	$18,233	$15,233
Average total vessels	50	26	34	27
Average stacked vessels	—	—	—	(2)
Average active vessels	50	26	34	25

West Africa fleet:
Utilization	70.7%	72.3%	70.4%	69.1%
Active utilization	73.9%	77.8%	76.1%	80.5%
Average vessel day rates	$15,772	$14,469	$14,441	$10,561
Average total vessels	72	70	72	65
Average stacked vessels	(3)	(5)	(6)	(9)
Average active vessels	69	65	66	56

Worldwide fleet:
Utilization	80.5%	76.9%	78.1%	75.1%
Active utilization	82.1%	79.4%	80.8%	83.0%
Average vessel day rates	$17,865	$16,042	$16,313	$12,449
Average total vessels	223	187	200	179
Average stacked vessels	(4)	(6)	(7)	(17)
Average active vessels	219	181	193	162

Average active vessels exclude stacked vessels. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is ongoing. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold, or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are included in the calculation of utilization statistics. We also include our assets held for sale in stacked vessels as they continue to incur stacking related costs. We had four (one held for sale) and five (two held for sale) stacked vessels at September 30, 2023 and June 30, 2023, respectively. The decrease in stacked vessels is attributable to vessel sales. Total stacking costs included in vessel operating costs for the three months ended September 30, 2023 and June 30, 2023, were $0.2 million and $0.1 million respectively.

Vessel Dispositions

We seek opportunities to sell and/or responsibly recycle our older vessels when market conditions warrant and opportunities arise. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessel sales during the first nine months of 2023 included seven vessels that were classified as assets held for sale and four vessels from the active fleet.

Liquidity, Capital Resources and Other Matters

As of September 30, 2023, we had $282.1 million in cash and cash equivalents (including restricted cash), including amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints and tax related matters, prior to the cash being made available for remittance to our domestic accounts. We currently intend that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay third-party and intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U. S. because cash generated from our domestic businesses and the repayment of intercompany receivables from foreign subsidiaries are currently deemed to be sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities. In furtherance of this strategy and as discussed elsewhere, on July 5, 2023, we closed the Acquisition Agreement with Solstad pursuant to which we acquired 37 platform supply vessels for an aggregate adjusted cash purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and from the Senior Unsecured Notes.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility that matures in 2026. No amounts have been drawn on this facility. Working capital, which includes cash on hand, was $242.9 million at September 30, 2023. We have generated $59.5 million in net income and $57.5 million in cash flow from operating activities, which includes our interest payments and drydock costs, during the first nine months of 2023. With the closing of the Solstad vessel acquisition, we added substantially to our debt, including current maturities, drydock obligations and interest costs. We expect to generate significant operating income from the vessels acquired during the remainder of this year and in 2024. Our expectation is that the cash generated by our operations coupled with our cash on hand will be sufficient to fund all of our obligations.

As of September 30, 2023, we had $761.8 million of debt on our consolidated balance sheet, $102.4 million of which is due in the next twelve months. The Senior Secured Notes, the Senior Secured Term Loan and the revolving credit facility contain a combination of the following three financial covenants: (i) a minimum free liquidity test (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt; (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries; and (iii) an interest coverage ratio of not less than 2:1. We are currently in compliance and anticipate being able to maintain ongoing compliance with these financial covenants.

We entered into Facility Agreements to finance a portion of the construction and delivery of three new vessels. The vessels were delivered to us through September 30, 2023, in exchange for approximately EUR11.2 million ($11.8 million) in financing. Each of the Facility Agreements bear interest at rates ranging from 2.7% to 6.0% and are payable in ten equal principal semi-annual installments, with the first Facility Agreement installment commencing in the fourth quarter of 2023. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

In addition, some of our Series A and B Warrants were exercised during July 2023 and we received approximately $111.5 million in cash and issued approximately 1.9 million shares of our common stock in exchange for these warrants.

Operating Activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022 was $57.5 million and $(5.1) million, respectively.

Net cash provided by operations for the nine months ended September 30, 2023 reflects net income of $58.3 million, which includes non-cash depreciation and amortization of $121.2 million and net gains on asset dispositions of $4.5 million. Combined changes in operating assets and liabilities used $50.4 million in cash, and cash paid for deferred drydock and survey costs was $73.3 million.

Net cash used in operations for the nine months ended September 30, 2022 reflects a net loss of $32.4 million, which includes non-cash depreciation and amortization of $89.3 million and net losses on asset dispositions of $0.8 million. Combined changes in operating assets and liabilities used $39.2 million in cash, and cash paid for deferred drydock and survey costs was $43.9 million.

Investing Activities

Net cash outflows in both periods for investing activities for the nine months ended September 30, 2023 and 2022, was $(607.8) million and $(24.0) million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2023 reflects the payment of $594.2 million to acquire 37 vessels from Solstad and the receipt of $9.6 million primarily related to the sale of 11 vessels. Additions to properties and equipment were comprised of approximately $17.1 million in capitalized upgrades to existing vessels and equipment, $2.1 million in down payments made on four new vessels and $4.0 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2023 and 2022 was $664.4 million and $(2.7) million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2023 included proceeds from long-term debt of $575.0 million, $111.5 million in proceeds from the conversion of warrants into common stock, a $1.4 million payment to acquire the non-controlling interest in a majority owned (now wholly owned) subsidiary, $14.8 million of debt issuance costs and $5.9 million in taxes paid on share-based awards.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We may be unable to meet these financial covenants or comply with these covenants, which could result in a default under the Senior Notes, Super Senior Revolver or Senior Secured Term Loan. If a default occurs and is continuing, the secured parties and the lenders under our debt agreements may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the Senior Notes, Super Senior Revolver and Senior Secured Term Loan will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (9) - “Debt” and Note (3) - “Solstad Vessel Acquisition”) to our accompanying unaudited consolidated financial statements for additional information. As a result of the restrictive covenants under the Senior Notes, Super Senior Revolver and Senior Secured Term Loan, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in the Senior Notes, Super Senior Revolver and Senior Secured Term Loan, including a substantial make whole premium applicable to a voluntary prepayment of obligations under the Senior Notes, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest.

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

TIDEWATER INC.
(Registrant)

Date: November 6, 2023	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)