Form 10-K
period 2023-12-31
TIDEWATER INC
filed 2024-02-29
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.6 billion based on the closing sales price as reported on the New York Stock Exchange of $55.44 per share.

As of February 15, 2024, 52,271,097 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K were indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2023

PART I

ITEM 1. BUSINESS

Unless otherwise required by the context, the terms “we”, “us”, “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

About Tidewater

We were incorporated in 1956 and for over 65 years, we have provided marine and transportation services to the global offshore energy industry. Our mission includes providing services to our customers with the highest level of operational performance, while complying with all laws and regulations, respecting the environment and local communities in which we work and ensuring the safety of our people.

We offer a large, diversified fleet of offshore service vessels (OSV or vessels), with 217 vessels serving customers in over 30 countries as of December 31, 2023. We believe our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of our customers. We manage our operations through the following five geographically aligned reporting segments:

●	Americas
●	Asia Pacific
●	Middle East
●	Europe/Mediterranean
●	West Africa

Each reporting segment is overseen by a managing director, who is a senior company executive reporting directly to our Chief Executive Officer, the chief operating decision maker.

Our vessels routinely move between geographic regions as our customers complete projects and new projects arise. We conduct our business through domestic and international subsidiaries, as well as through joint ventures that we may or may not control (generally where required to satisfy local ownership or local content requirements).

Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration activities, field development, production and maintenance, as well as windfarm development and maintenance. Our services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover, production activities, field abandonment, dismantlement and restoration activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of other specialized services such as pipe and cable laying.

Our principal customers include large, international integrated and independent oil and gas exploration, field development and production companies (IOCs); mid-sized and smaller independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations that explore for, develop and produce oil and gas (NOCs); offshore drilling contractors; and other companies that provide various services to the offshore energy industry, including, among other things, offshore construction companies, windfarm development companies, diving companies and well stimulation companies.

Our revenues, net earnings and cash flows from operations are dependent upon the activity level of our offshore marine vessel fleet. Consistent with other vessel operators in our industry, our business activity is largely dependent on capital budgets and offshore exploration, field development, production and abandonment activity of our customers. Our customers’ offshore business activity, in turn, is largely dependent on current and expected oil and gas prices, which fluctuate depending on expected future levels of supply and demand for oil and gas, and on estimates of the cost to find, develop and produce oil and gas reserves both onshore and offshore.

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Although deepwater projects are typically less susceptible to short-term fluctuations in commodity prices, they are generally more costly than onshore and other offshore exploration and development. We expect offshore windfarm developments to increase over the coming years and believe these developments may provide additional opportunities for a certain cross-section of our larger vessels. These projects generally require fewer but more highly specialized vessels.

Our revenues are derived primarily from vessel time charter or similar contracts ranging in duration from a few months to several years. To a lesser extent, we derive revenue from vessel time charter contracts on a “spot” basis, which are short-term agreements ranging from one day to several months where we provide offshore marine services to customers for specific short-term jobs. The base rate of hire for a term contract is generally a fixed rate, though some longer-term contracts have rate escalation clauses. In addition, many charter arrangements allow us to recover specific limited additional costs, such as fuel expenses, while on hire.

Acquisition of Swire Pacific Offshore Holdings Limited (SPO Acquisition)

On April 22, 2022, we acquired all of the issued and outstanding shares of Swire Pacific Offshore Holdings Limited (SPO), pursuant to a Share Purchase Agreement (SPA Agreement) with Banyan Overseas Limited (Banyan) for a total consideration of $215.5 million, consisting of (i) $61.6 million in cash paid at closing less a subsequent receipt of an $8.8 million post-closing working capital refund; and (ii) 8,100,000 warrants, exercisable at $0.001 per share for one share of our common stock (SPO Acquisition Warrants). As of closing, SPO and its wholly owned subsidiaries owned 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East.

On June 24, 2022, we amended the SPA Agreement to allow Banyan to surrender the SPO Acquisition Warrants to satisfy indemnity liabilities. Under the indemnification provisions of the amended SPA Agreement, Banyan requested that we allow them to settle approximately $1.4 million in indemnified liabilities by surrendering the equivalent value in SPO Acquisition Warrants. We granted Banyan’s request, and during 2022, settled the agreed upon indemnification liabilities in exchange for the surrender of 64,086 SPO Acquisition Warrants that we subsequently cancelled.

During the second half of 2022, we completed two common stock public offerings to facilitate the SPO Acquisition Warrants redemption, including an offering for 4,048,000 shares at $17.85 per share completed on August 12, 2022, and an offering for 3,987,914 shares at $30.25 per share completed on November 10, 2022 (Offerings). The Offerings resulted in net proceeds (after expenses) of approximately $187.8 million that we used to redeem 8,035,914 SPO Acquisition Warrants, which we subsequently cancelled. As a result, no SPO Acquisition Warrants remained outstanding as of December 31, 2022.

Acquisition of Solstad Vessels (Solstad Acquisition)

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the related debt agreements.

Warrant Exercises and Expiration

Prior to August 1, 2023, we had outstanding Series A Warrants, with an exercise price of $57.06 and Series B Warrants, with an exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of approximately 2.0 million Series A Warrants and Series B Warrants were exercised and we issued 1.9 million shares of common stock in exchange for $111.5 million in cash proceeds. All remaining unexercised Series A Warrants and Series B Warrants, approximately 3.1 million in the aggregate, expired according to their terms on July 31, 2023.

Share Repurchase Program

On November 5, 2023, our Board of Directors approved a $35.0 million share repurchase program. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax.

Vessel Classifications

Our primary vessel classifications include Anchor Handling Towing Supply Vessels (AHTS) and Platform Supply Vessels (PSVs). We also operate a small number of other specialty vessels. A description of the type of vessels categorized in each vessel class and the services typically performed follows.

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

As of December 31, 2023, we operated 54 AHTS vessels throughout our service regions.

●

Small AHTS class. Generally, this vessel class includes AHTS vessels that have up to 8,000 brake horsepower (BHP). These vessels typically work in shallow waters along the coast or on the continental shelf. As of December 31, 2023, we operated 22 small AHTS vessels.

●

Medium AHTS class. Generally, this vessel class includes AHTS vessels that have between 8,000 and 16,000 BHP. These vessels can work in shallow waters along the coast or on the continental shelf or in intermediate depths further offshore. As of December 31, 2023, we operated 21 medium AHTS vessels.

●

Large AHTS class. Generally, this vessel class includes AHTS vessels with over 16,000 BHP. These vessels primarily work in deepwater. Large AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. As of December 31, 2023, we operated 11 large AHTS vessels.

Platform Supply Vessels

PSVs generally have cargo carrying capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Most of our PSVs are outfitted with dynamic positioning capabilities, which allow the vessels to maintain an absolute or relative position when mooring to an offshore installation or rig or another vessel is deemed unsafe, impractical or undesirable. Many of our PSVs also have oil recovery, firefighting, standby rescue and/or other specialized equipment. The Solstad Acquisition added 37 PSVs to our fleet. As of December 31, 2023, we operated 141 PSVs throughout our service regions.

●

Large PSVs. Generally, this vessel class includes PSVs that have greater than 900 square meters of deck space. The Solstad Acquisition added 28 Large PSVs to our fleet. As of December 31, 2023, we operated 69 Large PSVs.

●

Medium PSVs. Generally, this vessel class includes PSVs that have between 500 and 900 square meters of deck space. The Solstad Acquisition added nine Medium PSVs to our fleet. As of December 31, 2023, we operated 72 Medium PSVs.

Other Vessels

Our other vessel classes include crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels may be equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges. To support our West Africa segment, we contracted to build (i) two ocean-going tugs, which were completed and delivered in 2023; and (ii) eight Alucat crew boats, two of which were completed and delivered in 2023. We expect the remaining six Alucat crew boats to be completed in 2024 and early 2025. As of December 31, 2023, we operated 22 vessels classified as other.

Customers and Contracting

Demand for our services depends substantially on our customers’ strategies and allocation of capital spending related to offshore exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. The activity levels of our customers also are influenced by the cost (and relative cost) of exploring for and producing oil and gas offshore, which can be affected by environmental regulations, technological advances that affect energy production and consumption, extreme weather conditions, and local and international economic and political environments, including government mandated moratoriums.

Although commodity prices have recovered from historic lows seen in 2020, our customers have generally lowered their capital expenditure programs considering market volatility and competing priorities, including returning capital to stockholders and investing in alternative energy sources. In addition, we derive a significant amount of revenue from a relatively small number of customers. For the year ended  December 31, 2023, our five largest customers accounted for approximately 37.3%, while our ten largest customers accounted for approximately 51.0% of our total revenues.

The following table discloses our customers that accounted for 10% or more of total revenues:

	Years Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Eni S.p.A	10.3%	*	*
Chevron Corporation	*	12.3%	15.7%
Saudi Aramco	*	*	11.8%

* Less than 10% of total revenues.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any significant customer could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations.

Competition

We have numerous competitors of all sizes. The principal competitive factors for the OSV service industry include (i) the quality, suitability and technical capabilities of vessels; (ii) the availability of vessels and related equipment; (iii) the price and quality of service; and (iv) the legal ability to provide the service in the applicable region. In addition, a strong record for safety and efficiency and the ability to attract and retain qualified and skilled personnel, are important competitive factors. We have numerous competitors in all areas in which we operate, and our ability to compete in the international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in many areas of the world are competitive advantages in our industry. For example, in the Americas region, we benefit from the rules and restrictions promulgated thereunder by the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended (collectively, the Jones Act), which limits vessels that can operate in the United States (U.S.) Gulf Of Mexico (GOM) and other offshore regions within U.S. territorial waters to those owned by companies that qualify as U.S. citizens. At the same time, in certain foreign countries, we encounter preferences given to vessels owned by local companies that may be mandated by local law or by national oil companies, which we generally attempt to mitigate through affiliations with local companies or other legal alternatives.

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. Our GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tend to slow or halt to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the GOM in connection with repair and remediation work that follows any hurricane damage to offshore oil and gas infrastructure. Additionally, our vessels that operate offshore in India, other areas in Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on oil and gas pricing, global supply of oil and gas, and demand for our offshore support vessels and other services than on any seasonal variation.

Regulatory and Compliance

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (MLC) mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities. Since its initial entry into force on August 20, 2013, 90 countries have ratified the MLC.

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

Government Regulation

We are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of vessels. Our U.S. flagged vessels are subject to the jurisdiction of the U.S. Coast Guard (USCG), the U.S. Customs and Border Protection, and the U.S. Maritime Administration. We also are subject to international laws and conventions and the laws of international jurisdictions where we operate.

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding shares of common stock are owned by non-U.S. Citizens (as defined by the Jones Act). For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the United States or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens; and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our certificate of incorporation (as amended) provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock. Based on the latest information available to us, we believe less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2023.

Our vessel operations in the GOM are considered coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 217 vessels that we owned at December 31, 2023, 208 vessels were registered under flags other than the U. S. and nine were registered under the U.S. flag.

All our offshore vessels are subject to either U.S. or international safety and classification standards or sometimes both. Our U.S. flagged AHTS vessels, PSVs and other vessels are required to undergo periodic inspections generally twice within every five-year period pursuant to USCG regulations. Vessels registered under other flag states are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

We comply with the International Maritime Organization’s (IMO) International Ship and Port Facility Security (ISPS) Code, an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of the ISPS Code and SOLAS. Under the ISPS Code, we perform worldwide security assessments, risk analyses, and develop vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the USCG pursuant to the latest revision of Maritime Security Directive 104-6.

Occupational Safety and Health Regulations

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

As described above, certain of the international jurisdictions in which we operate have ratified the MLC, which establishes minimum requirements for working conditions of seafarers, including conditions of employment, hours of work and rest, grievance and complaints procedures, accommodations, recreational facilities, food and catering, health protection, medical care, welfare and social security protection. Although the U.S. is not a party to the MLC, U.S. flagged vessels operating internationally must comply with the MLC when calling on a port in a country that is a party to the MLC.

Environmental Regulations

During the ordinary course of business, our operations are subject to a wide variety of environmental laws and regulations, including without limitation, those that govern the discharge of oil, oil products and other pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, we cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations. In addition, a wide range of governmental regulatory agencies, including the USCG, the U.S. Environmental Protection Agency (EPA), the U.S. Department of Transportation’s Office of Pipeline Safety, the U.S. Bureau of Safety and Environmental Enforcement and certain individual states, regulate vessels and other structures in accordance with the requirements of federal and state law.

At this time, little uniformity exists among the regulations issued by these agencies, which increases our compliance costs and risk of non-compliance. Existing U.S. environmental laws and regulations to which we are subject include, but are not limited to:

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

●

the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur; and

●

U.S. Department of the Interior regulations, which govern oil and gas operations on federal lands and waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and potential liabilities for pollution damages.

In the U.S. and abroad, we are subject to the International Convention for the Prevention of Pollution from Ships (MARPOL), an international convention that imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling of certain substances, sewage and air emissions. Annex VI of MARPOL addresses air emissions, including emissions of sulfur and nitrous oxide, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The IMO Organization designates the waters off North America as an Emission Control Area, meaning that vessels operating in the U.S. must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of nitrogen oxides and sulfur oxides. These can impact both the fuel and the engines that may be used onboard vessels. For further discussion of regulatory risks related to climate change see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K (Form 10K).

In 2023, the IMO adopted its 2023 Strategy on Reduction of GHG Emissions from Ships (IMO Strategy) that would require international shipping to reduce total greenhouse gas emissions on a well-to-wake basis to net zero by or around 2050. In addition, the framework introduces checkpoints in 2030 and 2040 that seek reductions in the absolute greenhouse gas emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. The IMO Strategy includes a range of measures planned for implementation in 2027, including fuel standards and market-based measures that could result in changes to itineraries or increased compliance related costs for which the impact is uncertain and may individually and collectively have a material impact on our profitability.

Additionally, various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reduction of greenhouse gas emissions, such as the EU's Corporate Sustainability Reporting Directive (CSRD) and similar regulations under consideration by the Securities and Exchange Commission (SEC). Although final applicable regulatory and disclosure requirements are yet to be published, we expect these laws will directly impact us. As a result, we are in the process of determining the extent of any potential disclosures or other reporting requirements and will continue to monitor the development and implementation of these regulations.

From time to time, we are also involved in various legal proceedings that relate to other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on our financial position, results of operations, or cash flows. We are proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard our vessels and at shore-based locations. The Oil Pollution Act of 1990 also requires owners and operators of vessels over 300 gross tons to provide the USCG with evidence of financial responsibility to cover the cost of cleaning up oil spills from those vessels. Several foreign jurisdictions also require us to present satisfactory evidence of financial responsibility. We generally satisfy these requirements through appropriate insurance coverage, as discussed below in “Risk Management.”

Moreover, environmental laws and regulations can affect the resale value or significantly reduce the useful lives of our vessels, require a reduction in carrying capacity, ship modifications or operational changes or restrictions (and related increased operating costs) or retirement of service, lead to decreased availability or higher cost of insurance coverage for environmental matters or result in the denial of access to, or detention in, certain jurisdictional waters or ports. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents were to occur. In addition, we have established operating policies intended to increase awareness of actions that may harm the environment, including being committed to responsible ship recycling in accordance with the 2009 Hong Kong Convention for the Safe and Environmentally Sound Recycling of Ships and the EU Ship Recycling Regulation.

In addition to governmental regulation, many offshore oil and gas producers have developed strict due diligence processes for selecting their suppliers out of concerns for the environmental impact of their operations. Our failure to maintain any of our vessels to the standards required by the industry could put us in breach of the applicable charter agreement and lead to termination of such agreement. Should we not be able to successfully clear such risk assessment processes initially or on an ongoing basis, the future and ongoing employment of our vessels could be adversely affected.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure and collisions. In addition, the nature of our operations exposes us to the potential risks of damage to and loss of drilling rigs and production facilities, hostile activities attributable to war, sabotage, piracy and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues, increased costs or reputational harm. Our vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism and pollution risks, but we do not directly or fully insure for business interruption. We also carry workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which we operate. Further acts of terrorism may be directed against the U.S. or U.S. citizens domestically or abroad, and such acts of terrorism could be directed against properties and personnel of U.S. headquartered companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. We currently maintain war risk coverage on our entire fleet.

We seek to secure appropriate insurance coverage at competitive rates. We carefully monitor claims and actively participate in claims estimates and adjustments. We believe that our insurance coverage is adequate. To date, we have not experienced an insured loss in excess of our policy limits; however, we cannot provide any assurance that our liability coverage will be adequate to cover claims that may arise. While we believe we should be able to maintain adequate insurance at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which we operate. For further discussion of our risks see “Risk Factors” in Item 1A of this Form 10-K.

Environmental, Social and Governance

We believe sustainability in the energy industry requires a balanced and diversified approach in both traditional energy sources and lower-emission solutions throughout the energy transition. We also believe our oil and gas customers are dedicated to strengthening energy security and the supply of reliable energy while also decreasing greenhouse gas emissions. These beliefs drive our sustainability strategy and commitment to being a sustainable, resilient and responsible company with environmental, social, and governance (ESG) principles as a cornerstone of our corporate mission.

In March 2023, we published our latest sustainability report (Sustainability Report) for the year ended December 31, 2022, which can be found on our website at www.tdw.com and includes disclosures in accordance with the Taskforce on Climate-Related Financial Disclosures (TCFD), the 2021 Global Reporting Initiative (GRI) reporting standards, and the 2018 Sustainability Accounting Standards Board (SASB) for Marine Transportation. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

Environment

Climate change concerns have precipitated a call from governments and other entities to transition away from fossil fuels for energy production and power transportation. The primary driver of climate change is considered to be carbon emissions. Advocates of the energy transition, including nations aligned with the Paris Agreement, support targets to reduce world-wide carbon emissions to “net zero” by the year 2050, or in other words, a state in which the greenhouse gases emitted into the atmosphere are balanced by removal of greenhouse gases from the atmosphere.

We are dedicated to proactively disclosing our progress toward reducing our carbon emissions, including our initiatives to support more environmentally friendly energy sources, on an annual basis in our Sustainability Report. We believe that throughout the energy transition and for years beyond, oil and gas will continue to be an important source of energy, and our long-term success depends on our ability to effectively navigate and participate in the energy transition while also supporting the oil and gas industry.

Social and Human Capital Management

Employees and Labor Relations

As of December 31, 2023, we had a global workforce of approximately 7,300 individuals worldwide with over 90% of our workforce operating internationally in more than 30 countries. We are not a party to any union contract in the U.S. but through several subsidiaries, we are subject to union agreements covering local nationals in several countries other than the U.S., most heavily in the North Sea with United Kingdom (U.K.) and Norwegian mariners.

Culture and Engagement

Our employees and our culture are critical to our long-term success. Our senior leadership team believes in and promotes Tidewater’s culture through our “7 Cs”:

●	Capability
●	Collaboration
●	Commitment
●	Communication
●	Compassion
●	Compliance
●	Courage

We strive to create an environment where our colleagues feel respected, valued, and can contribute to their fullest potential. We leverage technology to promote online collaborative workspaces to bring our colleagues together across multiple time zones and geographies and to create a global sense of community.

Diversity, Equity and Inclusion

We are a global company with operations on every continent except Antarctica. We embrace the diversity of our team members, stakeholders and customers, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level and in every operating theater. We are an equal opportunity employer, with qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. We comply with applicable employment, labor and immigration requirements in countries where we operate and we require our personnel to cooperate with our compliance efforts. We strive to create a culture of continuous improvement, including investing in tools and programs to develop our workforce, and to constantly identify and support opportunities to connect and collaborate across our diverse workforce.

We are committed to racial equality and fostering a culture of diversity and inclusion throughout our organization, a commitment that both starts with, and is reflected in, our Board. We have made diversity and inclusion an important part of our hiring and retention efforts. Our chief operating officer, who also serves as our chief human resource officer (CHRO), has primary responsibility for our human capital management strategy, including attracting, developing, engaging and retaining talented employees. The CHRO is also responsible for the design of employee compensation and benefits programs.

Health, Safety and Environment

We maintain a health and safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We are committed to protecting and ensuring the safety of our employees, customers and any person associated with our business or operations. Our principal operations occur in offshore waters where the workplace environment presents many safety challenges, and our management, to the most senior level, is fully committed to creating and maintaining a safe and healthy working environment, ensuring safety at sea and the prevention of human injury and loss of life. We have adopted and implemented various health and safety policies and programs, which have been developed for the onshore and offshore management of vessels in compliance with all applicable rules and regulations, including applicable international and flag state legislation.

In addition, our leaders communicate frequently with company personnel to promote safety and instill safe work habits using company media directed at, and regular training of, both our seamen and shore-based personnel. Our Health, Safety, Environment and Security (HSE) organization is involved in numerous proactive efforts to prevent accidents and injuries from occurring, and reviews, with our senior leaders all incidents that occur, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into our on-going safety-related training. We believe all employees, regardless of rank or position, including any contractor or other third-party person employed, are empowered to utilize Stop Work Obligation anytime they feel safety may be compromised, without any repercussions.

We use and disclose on our website and in our annual Sustainability Report leading safety indicators, such as near-miss events and HSE training activities, and lagging safety indicators, such as Total Recordable Case Frequency and Lost Time Incident Frequency, to monitor the performance of our health and safety programs.

Governance

Our Board believes the primary purpose of corporate governance is to maximize stockholder value in a manner consistent with legal requirements while operating with the highest standards of integrity. The Board has adopted and adheres to corporate governance practices, which the Board and management believe promote this purpose and represent best practices. The Board periodically reviews these governance practices, applicable law, the rules and listing standards of the New York Stock Exchange (NYSE) and SEC regulations, as well as best practices suggested by recognized governance authorities.

Given the increased importance and focus on ESG factors by our stakeholders, our Board has formed a separate committee, the Safety & Sustainability Committee, to oversee our sustainability efforts and reporting, including our safety policies, procedures, metrics and incidents. Our Board, along with the Safety & Sustainability Committee, monitors and provides oversight over our ESG policies, programs and practices regarding corporate responsibility and sustainability. Our Compensation & Human Capital Committee oversees our human capital management efforts, such as diversity, equity and inclusion initiatives, and our employee compensation and benefits policies and programs. Our Nominating & Corporate Governance Committee oversees our corporate governance matters, such as stockholder relations, and our compliance and regulatory programs. Our Audit Committee oversees our ethics program and enterprise risk management process, such as our cybersecurity, data privacy, ethics and compliance reporting.

For further discussion of ESG risks and considerations see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Reporting Segments

Prior to 2022, we managed our business through four segments including the Americas, Middle East/Asia Pacific, Europe/Mediterranean, and West Africa. In connection with the acquisition of SPO in April 2022, we split our Middle East/Asia Pacific segment into an Asia Pacific segment and a Middle East segment, resulting in the five segments. Our reporting segments and corresponding disclosures have been adjusted to reflect each of the five segments for all periods presented.

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

In addition, you can access via our website Tidewater’s governing formation documents, Corporate Governance Guidelines, Code of Ethics and Business Conduct, charters of the standing committees of the Board, as well as other governing policies. Unless expressly noted, the information appearing on our website or any other website is not incorporated by reference into this Form 10-K and should not be considered part of this Form 10-K or any other filing Tidewater makes with the SEC.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and gas prices; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Form 10-K and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that we continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-K are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. See “Risk Factors” included elsewhere in this Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

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

Our business, financial condition and operating results can be affected by several factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from those anticipated, projected or assumed in the forward-looking statements. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Summary of Risk Factors

Below is a summary of some of the principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and future prospects. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Relating to Our Business and Industry

●	Demand for our services is substantially dependent on the level of capital spending by our customers. Downturns in the oil and gas industry have often resulted in lower expenditures by our customers and reduced demand for our services, which in the past has, and in the future may have, material adverse effects on our financial condition, results of operations and cash flows.
●	Factors associated with global climate change, including evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change, and increasing frequency and/or severity of adverse weather events or conditions could adversely affect our business, reputation, results of operations and financial position.
●	Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.
●	In connection with implementing our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition.
●	We derive a significant amount of revenue from a relatively small number of customers.
●	We may not be able to collect amounts owed to us by our customers.
●	Our customer base has undergone consolidation and additional consolidation is possible.
●	The high level of competition in the offshore marine service industry could negatively impact pricing for our services.
●	The rise in production of unconventional oil and gas resources could increase supply without a commensurate growth in demand which could negatively impact oil and gas prices.
●	Maintaining our current fleet and acquiring vessels required for additional future growth require significant capital.
●	We may not be able to renew or replace expiring contracts for our vessels.
●	Early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.
●	We may record additional losses or impairment charges related to our vessels.
●	We may not be able to sell vessels to improve our cash flow and liquidity because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.
●	An increase in vessel supply without a corresponding increase in the working offshore rig count could lead to a decline in the charter day rates we can charge and negatively impact our revenue.
●	Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.

Risks Relating to Our International and Foreign Operations

●

We operate throughout the world and are exposed to risks inherent in doing business in countries other than the U.S., including risks associated with foreign corrupt practices laws, acts of piracy, war, terrorist attacks and international hostilities.

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
●

Restrictive covenants in our debt agreements may restrict our ability to raise capital, make distributions on our stock or pursue our other business strategies, which may have significant consequences for our operations and future prospects.

●	The amount of our debt could have significant consequences for our operations and future prospects.
●	We may not be able to obtain debt financing if and when needed with favorable terms, if at all.

Risks Relating to Governmental Regulation

●	With our extensive international operations, we are subject to certain compliance risks under the U.S. Foreign Corrupt Practices Act, the U. K. Bribery Act or similar worldwide anti-bribery laws.
●	Changes to applicable laws or regulations to which we are subject may increase our cost of compliance and operational risk.
●	Changes and developments in U.S. and international tax laws and policies could adversely affect our financial results.
●	Changes in environmental regulations, including climate change and greenhouse gas restrictions, and evolving environmental expectations may reduce demand for hydrocarbons, increase our compliance costs, harm our reputation and adversely affect our financial results.

Risks Relating to Information Technology and Cybersecurity

●	Cybersecurity attacks on any of our vessels, facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.

Risks Relating to Our Securities

●	Our common stock is subject to restrictions on foreign ownership by non-U.S. Citizen stockholders.
●	The market price of our securities is subject to volatility.
●	We do not currently pay cash dividends. As a result, you may not receive a return on investment unless you sell your common stock for a price greater than that which you paid for it.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
●	Certain provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.

●	The exercise of outstanding warrants or the issuance of stock-based awards may dilute our common stock. There may be a limited trading market for our New Creditor Warrants and GLF Creditor Warrants.
●	You may have difficulty trading and obtaining quotations for New Creditor Warrants and GLF Creditor Warrants.
●	Our stock price may never exceed the exercise price of our GLF Equity Warrants (be in the money), and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.
●	We may not be able to maintain a listing of our common stock on the NYSE or our GLF Equity Warrants on the NYSE American.
●	Activist stockholders could divert the attention of our management team and/or negatively affect our business.

General Risks Factors

●	Uncertain economic conditions may lead our customers to postpone capital spending or jeopardize our customers’ or other counterparties’ ability to perform their obligations.
●	Severe weather events, including extreme weather conditions associated with climate change, have in the past and may in the future adversely affect our operations and financial results.

Risk Factors

Risks Relating to Our Business and Industry

Demand for our services is substantially dependent on the level of capital spending by our customers. Downturns in the oil and gas industry have often resulted in lower expenditures by our customers and reduced demand for our services, which in the past has, and in the future may have, material adverse effects on our financial condition, results of operations and cash flows.

Demand for our services depends substantially on the capital spending of our customers for offshore exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. In addition, the transition of the global energy sector from primarily a fossil fuel-based system to include more renewable energy sources could impact the allocation of our customers’ capital expenditures to offshore oil and gas projects.

Fundamentally, the oil and gas industry is a commodity business impacted by changes in prices, which in turn depend on local, regional, and global events or conditions that affect supply and demand for oil and gas products. Actual or anticipated declines in oil and gas prices have often in the past resulted in lower capital expenditures, project modifications, delays or cancellations by our customers, which has historically led to lower demand for our services, delays in payment of, or nonpayment of, amounts that are owed to us. These effects have had, and in the future may have, material adverse effects on our financial condition, results of operations and cash flows.

Historically, oil and gas prices have experienced significant volatility and can be affected by a variety of factors, including:

●	domestic and foreign supply of and demand for hydrocarbons, which are affected by general worldwide economic and business conditions;
●	the cost of exploring for, developing, producing and delivering oil and gas;
●	the level of oil and gas exploration and production activity;
●	the level of excess production capacity;
●	the level of oil and gas inventories;
●

the price and quantity of imports of foreign oil and gas, including the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) and the expanded alliance known as OPEC+ to set, maintain or change production levels for oil;

●	political and economic uncertainty and geopolitical unrest;
●	the expected rates of decline in offshore production from existing and prospective wells and the discovery rates of new offshore oil and gas reserves;
●	governmental laws, policies, regulations and subsidies, including initiatives to promote renewable energy sources;
●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil or gas production;
●	extreme weather conditions, natural disasters, and global or regional public health crises, such as pandemics and epidemics, and other catastrophic events;
●	incidents resulting from operating hazards inherent in offshore drilling, such as oil spills;
●

political, military and economic instability and social unrest in or near oil and gas producing nations, including the impact of armed hostilities involving one or more oil and gas producing nations or nations near such oil and gas production;

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

Although commodity prices have recovered from historic lows seen in 2020, many of our customers capital expenditure programs are lower than would be expected given current commodity prices and supply and demand dynamics. The amounts previously allocated to capital expenditures have been re-allocated to several competing priorities, including returning capital to stockholders and investing in alternative energy sources. A significant industry downturn, sustained market uncertainty, or increased availability of economical alternative energy sources could result in a reduction in demand for our services, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

Social and political attention to ESG matters has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions. These agreements and measures, including the Paris Climate Accord, the Kyoto Protocol, the European Union Emission Trading System, the United Kingdom’s Carbon Reduction Commitment, the International Maritime Organization’s MARPOL Annex VI amendments, and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and other various state programs, may require, or could result in future legislation and regulatory measures that require significant equipment and fleet modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. Any long-term material adverse effect on the oil and gas industry would likely have a significant financial and operational adverse impact on our business. Because we primarily support the oil and gas industry and our vessels utilize fossil fuels for internal power generation, the impact of such increased attention and regulation may have adverse effects on our and our customers’ operations and financial results.

In addition, some institutional investors are placing an increased emphasis on ESG factors when allocating their capital. These investors may seek enhanced ESG disclosures or implement policies that discourage investment in the hydrocarbon industry. Organizations that provide information to institutional and retail investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward us and our industry and to the diversion of investment to other industries. To the extent certain institutions implement policies that discourage investments in our industry, it could have an adverse effect on our financing costs, liquidity and access to capital.

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

These types of significant transactions may present other material risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, regulatory or compliance issues, triggering of certain covenants in our debt instruments and other unidentified issues not discovered in due diligence. In addition, valuations supporting our acquisitions and strategic investments could change rapidly with changes in the global economic climate. There can be no assurance that we will realize the anticipated synergies or cost savings related to acquisitions, including, but not limited to, revenue growth and operational efficiencies, or that they will be achieved in our estimated timeframe. We may not be able to successfully integrate and streamline overlapping functions from future acquisitions, and integration may be more costly to accomplish than we expect. Moreover, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business. Failure to manage these acquisition and business integration risks could materially and adversely affect our business, results of operations and financial condition.

We derive a significant amount of revenue from a relatively small number of customers.

Our top ten largest customers account for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us, terminate their contracts with us, fail to renew existing contracts with us, and/or refuse to award us new contracts.

We may not be able to collect amounts owed to us by our customers.

We typically grant our customers credit on a short-term basis and do not typically collateralize receivables due from customers. In addition, a number of our international customers are state-controlled and, as a result, our receivables may be subject to local political priorities out of our control. We estimate uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on our financial statements. However, our estimates may not be accurate and receivables due from customers reflected in our financial statements may not be paid in a timely manner or collectible. The inability or unwillingness of our customers to fulfill their contractual commitments to us may have a material adverse effect on our current and future business, financial position, results of operations, and cash flows.

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

The rise in production of unconventional oil and gas resources could increase supply without a commensurate growth in demand which could negatively impact oil and gas prices.

The rise in production of unconventional oil and gas resources in North America, and the commissioning of several new large Liquefied Natural Gas (LNG) export facilities around the world have in the past and could in the future result in an over-supplied gas market. Production from unconventional resources has increased as drilling efficiencies have improved, lowering the costs of extraction.

Prolonged increases in the worldwide supply of oil and gas, whether from conventional or unconventional sources, without a commensurate growth in demand for oil and gas may depress oil and gas prices. A prolonged period of low oil and gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

Maintaining our current fleet size and configuration and acquiring vessels required for additional future growth requires significant capital.

Expenditures required for the repair, certification and maintenance of a vessel, some of which may be unplanned, typically increase with vessel age and because of inflationary pressures, particularly in an active market. Additionally, stacked vessels are not maintained with the same diligence as our marketed fleet. Depending on the length of time the vessels are stacked, we may incur additional costs to return these vessels to active service.

These costs are difficult to estimate and may be substantial. These expenditures may increase to a level at which they are not economically justifiable and, therefore, to maintain our current fleet size we may seek to construct or acquire additional vessels. Also, customers may prefer modern vessels over older vessels, especially in weaker markets. The cost of repairing and/or upgrading existing vessels or adding a new vessel to our fleet can be substantial. Moreover, while our vessels are undergoing repair, upgrade or maintenance, they may not earn a day rate. Lastly, new laws and regulations related to climate change and the increased scrutiny of greenhouse gas emissions may require us to undertake upgrades or overhauls to our vessels and their power generation systems to ensure compliance, or to contract to build new vessels that conform to these specifications, which would require significant additional capital expenditures.

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

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. We have realized impairment charges with respect to our long-lived assets over the past several years. If offshore oil and gas industry conditions deteriorate, we could be subject to additional long-lived asset impairments in future periods.

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

From time to time, we may seek to sell some of our vessels for various reasons. Sufficient demand and market activity may not exist to sell our vessels, and we may not be able to identify buyers with access to financing or to complete any such sales. Even if we can locate appropriate buyers for our vessels, any sales may occur on significantly less favorable terms than the terms that might be available in a more liquid market or at other times in the business cycle.

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

Risks Relating to Our International and Foreign Operations

We operate in various regions throughout the world and are exposed to many risks inherent in doing business in countries other than the U.S., including risks associated with foreign corrupt practices laws, acts of piracy, war, terrorist attacks and international hostilities.

We have substantial operations in Brazil, Mexico, Guyana, the North Sea (including U.K. and Norway), Southeast Asia, Australia, Saudi Arabia, Egypt, Angola and throughout the west coast of Africa, which generate a large portion of our revenue. Our customary risks of operating internationally include, but are not limited to, political, military, social and economic instability within the host country; possible vessel seizures or expropriation of assets and other governmental actions by the host country, including trade or economic sanctions and enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Modern Slavery Act, the U.K. Bribery Act, the E.U. General Data Protection Regulation (GDPR), export laws and other similar laws applicable to our operations in international markets; an inability to recruit, retain or obtain work visas for workers of international operations; deprivation of contract rights; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting foreign currencies into U.S. dollars; expatriating customer and other payments made in jurisdictions outside of the U.S.; civil unrest, acts of terrorism, war or other armed conflict (further described below); and import/export quotas and restrictions or other trade barriers, most of which are beyond our control.

We are also subject to risks relating to war, sabotage, piracy, kidnappings and terrorism or any similar risk that may put our personnel at risk and adversely affect our operations in unpredictable ways, including changes in the insurance markets as a result of war, sabotage, piracy or kidnappings, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, an act of war, piracy, sabotage or terrorism. War or risk of war or any such attack, such as the current conflict in the Ukraine, and the international response to such events may also have an adverse effect on the economy, which could adversely affect activity in offshore oil and gas exploration, development and production and the demand for our services. Insurance coverage can be difficult to obtain in areas of pirate, terrorist or other hostile attacks resulting in increased costs that could continue to increase. We periodically evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, and terrorism, as well as the international response to such events such as trade and investment sanctions, could also adversely affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth. The increase in the level of these criminal or terrorist acts, war and international hostilities over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities.

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

Our future success depends on our ability to recruit, train, retain and pay qualified personnel. We require highly-skilled personnel to operate our vessels and to provide our services. Competition for the personnel necessary for our business intensifies as offshore oil and gas exploration and production activity increases; technology evolves and customer demands change. In addition, our industry has lost a significant number of experienced professionals over the years due to its cyclical nature, which is attributable, among other reasons, to the volatility levels of oil and gas prices and a more generalized concern about the overall future prospects of the industry. As a result, in periods of high utilization, or in markets impacted by global and/or regional conflicts, such as the current conflicts in Europe and the Middle East, competition to find and retain qualified offshore employees becomes more challenging, particularly with respect to certain technical and engineering positions, including marine officers, which in turn increases our costs and may have other material adverse effects on our operations.

We cannot be certain that we will be successful in attracting and retaining qualified personnel to crew our vessels in the future. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications and may not be able to fill open positions. To attract top talent, we have had to offer, and believe we will need to continue to offer, attractive compensation and benefits packages before we can validate the productivity of those employees. As we experience increased demand for our services, we may increase, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased our costs of labor over the past year or so and will likely continue to do so. Many of the companies with which we compete for personnel have greater financial and other resources than we do and may be able to absorb the increasing costs of labor more easily. If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.

In locations in which we are required to do so, we have union workers subject to collective bargaining agreements, which are subject to periodic negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Further, efforts have been made from time to time to unionize other portions of our workforce, including our GOM employees. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, disrupt our operations, reduce our revenues, adversely affect our business, financial condition and results of operations, or limit our flexibility.

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

Restrictive covenants in our debt agreements may restrict our ability to raise capital, make distributions on our stock or pursue our other business strategies, which may have significant consequences for our operations and future prospects.

The terms for our 8.50% Senior Secured Bonds due in 2026, the Senior Secured Term Loan, 10.375% Senior Unsecured Notes due July 2028 and the Super Senior Revolving Credit Facility Agreement due in 2026 with DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (the Credit Facility Agreement) contain certain restrictive covenants.

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

Our debt agreements also require us to comply with certain financial covenants, including maintaining minimum liquidity and consolidated equity amounts and an interest coverage ratio. We may be unable to meet or comply with these financial covenants, which could result in a default under the debt agreements. If a default occurs and is continuing, the secured parties and the lenders under the debt agreements may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the debt agreements will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the debt agreements.

As a result of the restrictive covenants under our debt agreements, we may be prevented from taking advantage of business opportunities. In addition, the restrictions contained in our debt agreements, including a substantial make whole premium applicable to a voluntary prepayment of obligations, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if requested to obtain financial or operational flexibility or if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

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

If we issue additional equity securities, existing stockholders will experience dilution. Our Amended and Restated Certificate of Incorporation permits our Board to issue preferred stock, which could have rights and preferences senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our common stock or other securities, diluting their interest or being subject to rights and preferences senior to their own.

Risks Relating to Governmental Regulation

With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Our global operations require us to comply with several complex U.S. and international laws and regulations, including those involving anti-bribery and, anti-corruption. The FCPA and similar anti-bribery laws in other jurisdictions, including the U.K. Bribery Act the United Nations Convention Against Corruption and the Brazil Clean Company Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA and other anti-bribery legislation. Any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other fines or sanctions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of vessels or other assets, which could have a material adverse impact on our business, financial condition and results of operation. Moreover, we may be held liable for actions taken by local partners or agents in violation of applicable anti-bribery laws, even though these partners or agents may themselves not be subject to such laws. Any determination that we have violated applicable anti-bribery laws in countries in which we do business could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows. We operate in many parts of the world where governmental corruption is present and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business.

Changes to applicable laws or regulations, including any developing laws and regulations, to which we are subject may increase our cost of compliance and operational risk.

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

Changes and developments in U.S. and international tax laws and policies could adversely affect our financial results.

We operate in the U.S. and globally through various subsidiaries that are subject to applicable tax laws, treaties or regulations within and between the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates, which may change and are subject to interpretation. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. A material change in the tax laws, tax treaties, regulations or accounting principles, or interpretation thereof, in one or more countries in which we conduct business, or in which we are incorporated or a resident of, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). We continue to monitor the impact of the Tax Act on our ongoing operations. The impact of the Tax Act on our financial position in future periods could be adversely impacted by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (BEPS) recommended by the G8, G20 and Organization for Economic Cooperation and Development (OECD). During 2023 and 2022, EU member states and several countries, reached an agreement to implement a 15% global minimum tax following the OECD’s Pillar Two model rules. Several other tax jurisdictions in which we operate have indicated they will also adopt laws that align with these proposed guidelines. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Changes in environmental regulations, including climate change and greenhouse gas restrictions, and evolving environmental expectations may reduce demand for hydrocarbons, increase our compliance costs, harm our reputation and adversely affect our financial results.

Our operations, and those of our customers, are subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Some environmental laws may, in certain circumstances, impose strict liability for remediation of spills and the release of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault.

Moreover, in recent years, governments, supranational groups and various other parties around the world, including some of the world’s largest investment managers and proxy advisors, have proposed or adopted new laws, treaties, regulations and/or policies pertaining to climate change, carbon emissions or energy use that could result in a reduction in demand for hydrocarbon-based fuel. Many countries and organizations have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures, international treaties and policies may include, among others, adoption of cap-and-trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy and could include specific restrictions on shipping emissions. In addition, we expect recent regulations proposed by the SEC and the European Union, among others, will require certain companies, including Tidewater, to report greenhouse gas emissions annually, which may result in increased costs and efforts to reduce emissions through various measures, including the installation of costly equipment, and increased costs to comply with such reporting obligations.

In addition, some institutional investors and other groups have focused on matters affecting the environment, which may result in reduced investment in, or financing available to, the hydrocarbon-based industry. Many of these groups have developed ESG standards as benchmarks and are using those benchmarks to inform their investment criteria. Although we have increased our investment in ESG personnel and our Board has formed a Safety & Sustainability Committee to oversee our ESG program and disclosures, we may not be able to meet these evolving standards or benchmarks and even if we do, these investors and groups may choose to forego investments in oil and gas related industries.

Our ability to achieve any stated sustainability commitments is subject to numerous factors and conditions, many of which are outside of our control. Our efforts to research, establish, accomplish, and accurately report on ESG matters or our disclosed commitments may expose us to numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business. Similarly, any actual or perceived failure to achieve any ESG commitments, goals, initiatives or mandates could harm our reputation, expose us to potential claims or adversely impact our business, stock price or access to capital. Additionally, positions we take or do not take on these issues could negatively impact our ability to attract or retain customers or employees. Several governmental and non-governmental bodies continue to request further disclosures of information relating to ESG matters. We are and expect to continue to be exposed to higher costs and enhanced risks of the type described above to the extent we are required to disclose or voluntary disclose these ESG matters. Our processes and controls for reporting ESG matters are evolving along with multiple disparate standards for identifying, measuring and reporting related metrics. We cannot assure you that our processes and controls will successfully permit us to report such data in a manner that complies with or is otherwise satisfactory to our various stakeholders.

Governments could also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These requirements could reduce demand for oil and gas and as a result, reduce demand for the services we provide our customers. In addition, new environmental or emissions control laws or regulations may require an increase in our operating costs and/or in our capital spending for additional equipment or personnel to comply with such requirements and could also result in a reduction in revenues due to downtime required for the installation of such equipment. Moreover, various international conventions and federal, state or international laws have significantly increased their regulation of vessel fuel and emissions in recent years, and this trend is likely to continue. Any of these developments, requirements or initiatives could have a material adverse effect on our future business, financial position, results of operations and cash flows.

Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions or administer and manage a greenhouse gas emissions program. However, unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. Consideration of climate change-related issues and the responses to those issues through international agreements and national, regional, or state regulatory frameworks are integrated into the company’s strategy, planning and risk management processes, where applicable. They may also be factored into the company’s long-term supply, demand, and energy price forecasts. However, any long-term material adverse effect on the oil and gas industry may adversely affect our financial condition, results of operations and cash flows.

Risks Related to Information Technology and Cybersecurity

Cybersecurity attacks on any of our vessels, facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.

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

Cybersecurity incidents are increasing in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, installation of ransomware, phishing, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operations technologies and process control networks. Any cybersecurity attacks that affect our facilities or operations, our customers or any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in a financial loss, loss of intellectual property, proprietary information or customer and vendor data, and may negatively impact our reputation. We also have an increased number of employees relying on remote access to our information systems, which correspondingly increases our exposure to potential cybersecurity breaches. Third-party systems on which we rely could also suffer such attacks or operational system failures. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business, operations and financial results.

In addition, laws and regulations governing cybersecurity, data privacy and the unauthorized disclosure of confidential or protected information, including GDPR, legislation in certain U.S. states and the recently effective SEC rules regarding cybersecurity, pose increasingly complex compliance challenges and potentially elevate costs. Any failure to comply with these laws and regulations could result in reputational harm and significant compliance costs, penalties and legal liability.

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

Our Amended and Restated Certificate of Incorporation and Second Amended and Restated By-Laws authorize our Board to establish rules, policies and procedures, including procedures with respect to the transfer of shares, to ensure compliance with the Jones Act.

To provide a reasonable margin for compliance with the Jones Act, our Board has determined that, all non-U.S. Citizens in the aggregate may own up to 24% of the outstanding shares of common stock and any individual non-U.S. Citizen may own up to 4.9% of the outstanding shares of common stock.

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

The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Form 10-K.

We do not currently pay cash dividends. As a result, you may not receive a return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently do not pay cash dividends on our common stock. However, we recently repurchased outstanding common shares in the open market. Any future determination to pay cash dividends, implement additional stock repurchase plans or make other distributions on our common stock will be at the sole discretion of our Board, subject to any restrictions in our debt agreements and, if we elect to implement such distribution or repurchase plans in the future, we may reduce or discontinue such plans entirely thereafter at any time. The Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends, repurchases of common stock or other distributions by us to our stockholders, and such other factors as the Board may deem relevant. As a result, you may not receive a return on investment in our common stock unless you sell our common stock for a price greater than you paid for it.

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

If we issue additional equity securities, existing stockholders will experience dilution. Our Amended and Restated Certificate of Incorporation permits our Board to issue preferred stock, which could have rights and preferences senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our common stock or other securities, diluting their interest or being subject to rights and preferences senior to their own.

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

Certain provisions of our Amended and Restated Certificate of Incorporation and our Second Amended and Restated By-Laws and Delaware law could delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that our stockholders may deem advantageous, including those attempts that might result in a premium over the market price for the shares held by our stockholders or negatively affect the trading price of our common stock and other securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. These provisions provide for, among other things:

●	the ability of our Board to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to present matters for consideration at our annual meetings;

●	limitations on convening special stockholder meetings;
●	the prohibition on stockholders to act by written consent;
●	supermajority vote of stockholders to amend certain provisions of the certificate of incorporation;
●	limitations on expanding the size of the Board;
●	the availability for issuance of additional shares of common stock; and
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

We have issued or assumed several securities providing for the right to purchase our common stock. Investors could be subject to increased dilution upon the exercise of our New Creditor Warrants and GLF Creditor Warrants for a nominal exercise price subject to Jones Act-related foreign ownership restrictions, and the exercise of our GLF Equity Warrants. Unexercised GLF Equity Warrants expire on November 14, 2024. Unexercised New Creditor Warrants expire on July 31, 2042 and unexercised GLF Creditor Warrants expire on November 14, 2042.

Additionally, shares of our common stock have been reserved for issuance under our 2021 Stock Incentive Plan, 2017 Stock Incentive Plan and Legacy GulfMark Stock Incentive Plan, respectively, as equity-based awards to employees, directors and certain other persons. The exercise of equity awards, including any restricted stock units that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the value of their investment upon the exercise of any outstanding warrants or the vesting of any equity awards granted under our stock incentive plans.

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

Our stock price may never exceed the exercise price of our GLF Equity Warrants (be in the money), and unexercised warrants may expire with limited or no value. Further, the terms of such warrants may be amended.

As long as our stock price is below the $100 per share strike price of the GLF Equity Warrants, these warrants will have limited economic value, and they may expire with limited or no value. Additionally, any material amendment to the terms of the warrant in a manner adverse to a holder would only require the approval of a certain percentage of the holders of the then outstanding warrants.

We may not be able to maintain a listing of our common stock on the NYSE or our GLF Equity Warrants on the NYSE American.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the NYSE and our GLF Equity Warrants on the NYSE American. If we fail to meet any of the applicable listing standards, our common stock or GLF Equity Warrants may be delisted. A delisting of our common stock or GLF Equity Warrants may materially impair our stockholders’ and warrant holders’ ability to buy and sell our common stock or GLF Equity Warrants and could have an adverse effect on the market price of, and the efficiency of, the trading market for these securities. A delisting of our common stock or GLF Equity Warrants could significantly impair our ability to raise capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management & Strategy

Our business requires the use of information technology (IT) and operational technology (OT) resources, including those to carry out our day-to-day operational activities both onshore and offshore, to maintain our business records and to proactively monitor internal and external cybersecurity threats. To respond to cybersecurity risks and threats, we have developed a cybersecurity risk management program designed to identify, assess, manage and respond to cybersecurity incidents while also preserving the confidentiality, integrity and continued availability of our information and assets. The underlying controls of our cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the International Organization for Standardization (ISO) 27001 Information Security Management System Requirements.

We have a Security Operations Center operating in multiple regions that provides daily monitoring of our global cybersecurity environment and coordinates real-time investigation and remediation of alerts. Identifying and assessing cybersecurity risks related to our business, operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT audits, IT/OT security, governance, risk and compliance reviews. To deter, detect and respond to cybersecurity incidents, we conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and consultants, and conduct tabletop exercises to simulate responses to cybersecurity incidents. We also conduct and require our workforce to complete ongoing cybersecurity awareness education and training. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies.

We have implemented incident response and breach management processes, including (i) preparation for a cybersecurity incident, (ii) detection and analysis of a security incident; (iii) containment, remediation and recovery from an incident; and (iv) post-incident analysis. Such cybersecurity incident responses are overseen by leaders from our IT, compliance and legal teams as further described under “Cybersecurity Governance” below, and elevated to other senior leaders, third party providers and the Audit Committee of the Board as appropriate and in accordance with our response plan and procedures.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data.

See “Risk Factors – Risks Relating to Information Technology and Cybersecurity – Cybersecurity attacks on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.”

Cybersecurity Governance

The Audit Committee of our Board oversees our cybersecurity risk management program and meets on a quarterly basis with our Chief Information Officer (CIO) to review our cybersecurity programs and risks, including (as applicable) evolving cyber risks, status on addressing and/or mitigating those risks, significant cybersecurity or data privacy incidents (if any), and status on any key cybersecurity initiatives. These cybersecurity risks and programs are further reviewed and considered by the Board in connection with the company’s overarching enterprise risk program.

Our cybersecurity team is led by our Director of IT Infrastructure & Chief Information Security Officer (CISO), who has over 20 years of experience and obtained various professional security certifications and advanced training in the field of cybersecurity and technology and reports to our CIO. Our CISO is responsible for managing and supervising our cyber risk management program and informing the CIO and senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.

The CISO and CIO are informed about and monitor these cybersecurity programs and incidents through their oversight of, and participation in, the cybersecurity risk management and strategy processes described above, including management of and notices from our Security Operations Centers and the supervision of our incident response plan and processes.

ITEM 2. PROPERTIES

Our worldwide headquarters and principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number is 713-470-5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are in Brazil; Mexico; Trinidad; Scotland; Egypt; Angola; Nigeria; Cameroon; Singapore; Kingdom of Saudi Arabia; Dubai, United Arab Emirates; Australia; and Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

ITEM 3. LEGAL PROCEEDINGS

See the relevant portions of “Note (12) - Commitments and Contingencies”, in the accompanying Consolidated Financial Statements for information with respect to this Item 3. Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2024, we had 328 stockholders of record. The principal market for Tidewater’s common stock is the New York Stock Exchange (NYSE), where it is traded under the symbol “TDW.”

Performance Graph

The following graph and table compare the cumulative total return on Tidewater’s common stock to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on December 31, 2018 in Tidewater common stock, and in each of the Russell 2000, the PHLX Oil Service Sector and the US Oil Equipment & Services, as well as the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

Indexed returns
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Company name/Index	2018	2019	2020	2021	2022	2023
Tidewater Inc.	100	101	45	56	193	377
Russell 2000	100	126	151	173	138	161
PHLX Oil Service sector	100	99	58	70	112	114
Dow Jones U.S. Oil Equipment & Services	100	108	66	82	136	140

Share Repurchases

In November 2023, our Board of Directors approved a $35.0 million share repurchase program. The following table sets forth the value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2023.

				Maximum Dollar
				Value of Shares
	Total		Total Number of	that May Yet Be
	Number of	Average	Shares Purchased	Purchased
	Shares	Price Paid	as Part of Publicly	Under Plans or
	Repurchased	Per Share	Announced Plans	Programs (1)(2)
Period	(1)	(2)	or Programs (1)	(in thousands)
October 1, 2023 - October 31, 2023	—	—	—	—
November 1, 2023 - November 30, 2023	354,962	$58.09	354,962	$14,381
December 1, 2023 - December 31, 2023	235,537	61.10	235,537	—
Total	590,499		590,499

(1)

On November 5, 2023, our Board of Directors approved a $35.0 million share repurchase program to occur, if at all, on or before March 1, 2024. On December 18, 2023, we announced the completion of this repurchase program. All shares repurchased were subsequently retired.

(2)	All share repurchases were made using cash resources and repurchased through our agents that complied with Rule 10b-18 of the Exchange Act.

See Note 10 – Stock Based Compensations and Incentive Plans in the Consolidated Financial Statements in Item 8 of this Form 10K for disclosure of the shares of common stock reserved for issuance under our stock compensation plans.

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

EXECUTIVE SUMMARY AND CURRENT BUSINESS OUTLOOK

Tidewater

We are one of the most experienced international operators in the offshore energy industry with a history spanning over 65 years. Our vessels and associated vessel services provide support for all phases of offshore oil and gas exploration, field development and production as well as windfarm development and maintenance. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of other specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships.

On April 22, 2022, we completed the acquisition of Swire Pacific Offshore Holdings Ltd. (SPO) and its 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East. As consideration for the acquisition, we paid $42.0 million in cash and issued 8,100,000 warrants, each exercisable at $0.001 per share for one share of our common stock (SPO Acquisition Warrants). In addition, we paid $19.6 million at closing and received an $8.8 million post-closing working capital refund related to pre-closing working capital adjustments, for a total consideration of $215.5 million.

During the second half of 2022, we completed two common stock public offerings to facilitate the redemption of the SPO Acquisition Warrants, including an offering for 4,048,000 shares at $17.85 per share completed on August 12, 2022, and an offering for 3,987,914 shares at $30.25 per share completed on November 10, 2022 (Offerings). The Offerings resulted in net proceeds (after expenses) of approximately $187.8 million that we used to redeem 8,035,914 SPO Acquisition Warrants, which we subsequently cancelled.

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028.

Prior to August 1, 2023, we had outstanding Series A Warrants, with an exercise price of $57.06 and Series B Warrants, with an exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of approximately 2.0 million Series A Warrants and Series B Warrants were exercised and we issued 1.9 million shares of common stock in exchange for $111.5 million in cash proceeds. All remaining unexercised Series A Warrants and Series B Warrants, approximately 3.1 million in the aggregate, expired according to their terms on July 31, 2023.

At December 31, 2023, we owned 217 vessels with an average age of 11.8 years available to serve the global offshore energy industry.

MD&A Objective and Principal Factors That Drive Our Results, Cash Flows and Liquidity

Our MD&A is designed to provide information about our financial condition and results of operations from management’s perspective.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on current and expected oil and gas prices, which fluctuate depending on expected future levels of supply and demand for oil and gas, and on estimates of the cost to find, develop and produce oil and gas reserves. Our objective throughout the MD&A is to discuss how these factors affected our historical results and, where applicable, how we expect these factors to impact our future results and future liquidity.

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

Industry Conditions and Outlook

Our business is exposed to numerous macro factors that influence our outlook and expectations given the current volatile conditions in the oil and gas industry. Our outlook and expectations described herein are based solely on the market as we see it today, and therefore, subject to various changing conditions that impact the oil and gas industry.

We expect the supply-demand balance in the global offshore oil and gas markets to continue to be favorable for offshore activities by the major oil and gas producers. Factors driving this outlook include demand for hydrocarbons continuing to grow internationally, the Organization of the Petroleum Exporting Countries Plus (OPEC+) remaining proactive in maintaining adequate and stable oil prices, combined with a diminishing global supply of vessels to support the offshore energy industry. Energy prices are expected to remain volatile due to ongoing geopolitical conflicts, global inflationary trends and associated actions from central banks as well as uncertainties surrounding the growth rates expected in key world economies.

Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on operational activities and capital projects. This activity includes improving demand for floating drilling rigs, which also directly impacts our industry.

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by a global pandemic, which included lock downs by major oil consuming nations, a war in eastern Europe between Russia and Ukraine, OPEC+ production quotas, capital discipline within the major oil and gas companies, inflationary economies of major consuming nations and increased activism related to the perceived responsibility of the oil and gas sector for climate change. Recent events include escalation of the Israeli/Palestinian conflict which has also resulted in increased disruption of shipping in the Middle East due to military action from surrounding states. These factors have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. We continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased exploration and development activities.

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

Segment Changes

In conjunction with the acquisition of SPO in April 2022, the previous Middle East/Asia Pacific segment was split into the Middle East segment and the Asia Pacific segment. Our previous operations in Southeast Asia and Australia, along with the legacy SPO operations in the Asia Pacific region, now form the new Asia Pacific segment. Our segment disclosures reflect the current segment alignment for all periods presented.

Each reporting segment is overseen by a managing director, who is a senior company executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

Results of Operations

We manage and measure our business performance primarily based on five distinct geographic operating segments: Americas, Asia Pacific, Middle East, Europe/Mediterranean and West Africa.

This section of this Form 10-K generally discusses 2023, 2022 and 2021 items and year-to-year comparisons between 2023 and 2022 and between 2022 and 2021.

The results of operations tables included below for the total company and the individual segments disclose financial results supplemented with vessel utilization and average day rates.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked. Vessel operating costs per active days is calculated based on total available days less stacked days.

Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Total revenue	$1,009,985	$647,684	$362,301	56%
Costs and expenses:
Vessel operating costs	556,515	397,301	(159,214)	(40)%
Costs of other operating revenues	4,342	2,130	(2,212)	(104)%
General and administrative	95,283	101,921	6,638	7%
Depreciation and amortization	180,331	119,160	(61,171)	(51)%
Gain on asset dispositions, net	(8,701)	(250)	8,451	3,380%
Long-lived asset impairments and other	—	714	714	100%
Total costs and expenses	827,770	620,976	(206,794)	(33)%
Other income (expense):
Foreign exchange loss	(1,370)	(2,827)	1,457	52%
Equity in net earnings (losses) of unconsolidated companies	39	(221)	260	118%
Interest income and other, net	6,517	5,397	1,120	21%
Loss on warrants	—	(14,175)	14,175	100%
Interest and other debt costs, net	(48,472)	(17,189)	(31,283)	(182)%
Total other expense	(43,286)	(29,015)	(14,271)	(49)%
Income (loss) before income taxes	138,929	(2,307)	141,236	6,122%
Income tax expense	43,308	19,886	(23,422)	(118)%
Net income (loss)	$95,621	$(22,193)	$117,814	531%

Select operating statistics:
Utilization	79.1%	75.4%	3.7%
Active utilization	81.2%	82.8%	(1.6)%
Average vessel day rates	$16,802	$12,754	$4,048	31.7%
Vessel operating cost per active day	$7,615	$6,480	$(1,135)	(17.5)%
Average total vessels	205	182	23
Average stacked vessels	(5)	(16)	11
Average active vessels	200	166	34

Revenue:

o

Revenue benefitted from the full year effect of the SPO Acquisition which added 50 vessels to our fleet on April 22, 2022, and the Solstad Acquisition, which added 37 vessels to our fleet on July 5, 2023.

o	The SPO vessels added $276.8 million to revenue in 2023, compared to approximately $150.0 million in 2022.
o	The Solstad vessels added $115.1 million to revenue in 2023.
o	Revenue benefitted from significantly higher day rates in 2023 and the additional capacity from the SPO Acquisition and Solstad Acquisition.
o	Slight decrease in active utilization in 2023, primarily due to a heavy drydock schedule and the mobilization of vessels between segments.

Vessel operating costs:

o	Increase primarily due to the additional active vessels in our fleet from the SPO Acquisition and Solstad Acquisition, and higher mobilization costs as we moved several vessels between segments.

General and administrative:

o	Decrease primarily due to lower acquisition related transaction costs, offset partially by higher personnel costs related to the Solstad Acquisition and the full year impact of the SPO Acquisition.

Depreciation and amortization:

o

Increase primarily due to the depreciation of additional vessels acquired in the SPO Acquisition and Solstad Acquisition and the amortization of a higher level of drydock costs associated with an increased number of vessels.

Gain on asset dispositions, net:

o

During 2023, we sold or recycled 15 vessels and other assets, while during 2022, we sold or recycled 14 vessels and other assets. The increase reflects the mix of sales prices and remaining net book value of the individual assets sold.

Long-lived asset impairment and other expense:

o	Decrease due to recording in 2022:
- a $0.5 million reversal of previously recorded impairment charges for assets held for sale that were reclassified back to the active fleet; and
- $1.2 million in impairment for certain obsolete marine service parts and supplies inventory.

Interest expense:

o	Increase primarily due to the addition of $575.0 million in long term debt, bearing interest of approximately 10.0%, to fund the Solstad vessel acquisition effective July 5, 2023.

Interest income and other, net:

o

During 2023, we recorded a $1.1 million charge resulting from a reduction in certain indemnification assets related to assumed tax liabilities acquired from SPO that were adjusted to reflect the expiration of the statute of limitations. This charge was offset by a corresponding decrease in income tax expense which resulted in no impact on net income.

o	During 2023, we recognized a $2.3 million settlement gain from our pension plan and significantly reduced the number of plan participants and related pension liabilities.
o	In 2023, interest income increased due to the investment of the $111.5 million in cash received from the exercise of Series A and Series B Warrants in July 2023.
o	In 2022, we recorded:
- a $1.3 million bargain purchase gain on our acquisition of the remaining 51% of Sonatide, our joint venture in Angola of which we previously owned 49%; and
- $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

Loss on warrants:

o

In 2022, we initially recognized the 8.1 million warrants issued in connection with the SPO Acquisition as a liability. We subsequently amended the SPO agreement to allow us to reclassify the warrants from liabilities to equity and recognized a loss to mark the warrant liability to market from the SPO closing date through the date of the SPO agreement amendment.

Foreign exchange losses:

o	In 2023 and 2022, our foreign exchange losses were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

o	We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for 2023 and 2022 is mainly attributable to taxes on our operations in foreign countries.

Americas Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$237,205	$146,871	$90,334	62%

Vessel operating costs	137,921	94,009	(43,912)	(47)%
General and administrative expense	15,105	10,926	(4,179)	(38)%
Depreciation and amortization	41,215	29,920	(11,295)	(38)%
Vessel operating profit	$42,964	$12,016	$30,948	258%

Select operating statistics:
Utilization	82.0%	70.5%	11.5%
Active utilization	84.4%	80.8%	3.6%
Average vessel day rates	$22,174	$16,880	$5,294	31.4%
Vessel operating cost per active day	$10,916	$8,691	$(2,225)	(25.6)%
Average total vessels	36	34	2
Average stacked vessels	(1)	(4)	3
Average active vessels	35	30	5

Vessel revenue:

o	Primary driver for revenue increase was the increase in average day rates, however, active utilization and additional vessels increased revenue as well.
o	SPO Acquisition added two vessels for the full year in 2023 and contributed $15.4 million to revenue increase.
o	Solstad Acquisition added six vessels during the last six months in 2023 and contributed $27.1 million to revenue increase.
o	Active vessels increased primarily due to increased demand and the SPO and Solstad vessel acquisitions.

Vessel operating costs:

o	Increase primarily due to the additional five active vessels.

General and administrative expense:

o	Increase primarily due to bad debt expense in 2023 and increased professional fees.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Asia Pacific Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$122,235	$64,231	$58,004	90%

Vessel operating costs	64,948	42,246	(22,702)	(54)%
General and administrative expense	8,147	12,299	4,152	34%
Depreciation and amortization	10,669	5,960	(4,709)	(79)%
Vessel operating profit	$38,471	$3,726	$34,745	933%

Select operating statistics:
Utilization	82.3%	76.0%	6.3%
Active utilization	83.0%	81.6%	1.4%
Average vessel day rates	$24,968	$16,084	$8,884	55.2%
Vessel operating cost per active day	$11,057	$8,582	$(2,475)	(28.8)%
Average total vessels	16	14	2
Average stacked vessels	—	(1)	1
Average active vessels	16	13	3

Vessel revenue:

o	Primary drivers for the revenue increase include the increase in average day rates resulting from increased demand and the full year and six months effects of the SPO Acquisition and Solstad Acquisition, respectively.
o	SPO Acquisition added 13 vessels for the full year in 2023 and contributed $45.7 to the revenue increase.
o	Solstad Acquisition added four vessels during the last six months of 2023 and contributed $14.6 million to the revenue increase.
o	Active utilization increased due to vessel demand.
o	Active vessels increased primarily due to the SPO and Solstad vessel acquisitions.

Vessel operating costs:

o	Increase primarily due to the additional active vessels and operating in a higher cost market.

General and administrative expense:

o	Decrease primarily due to lower acquisition related costs and lower personnel costs from synergies realized in the SPO Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Middle East Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$135,375	$110,375	$25,000	23%

Vessel operating costs	100,606	78,112	(22,494)	(29)%
General and administrative expense	9,254	9,120	(134)	(1)%
Depreciation and amortization	26,566	24,236	(2,330)	(10)%
Vessel operating loss	$(1,051)	$(1,093)	$42	4%

Select operating statistics:
Utilization	80.9%	82.6%	(1.7)%
Active utilization	80.9%	82.7%	(1.8)%
Average vessel day rates	$10,394	$9,293	$1,101	11.8%
Vessel operating cost per active day	$6,253	$5,436	$(817)	(15.0)%
Average total vessels	44	39	5
Average stacked vessels	—	—	—
Average active vessels	44	39	5

Vessel revenue:

o	Primary drivers for revenue increase include increase in average day rates resulting from increased demand and increase in active vessels related to the SPO Acquisition.
o	SPO Acquisition added eight vessels for the full year in 2023 and contributed $3.9 million to the revenue increase.
o	Active vessels increased by five primarily due to SPO Acquisition and vessel mobilization into the area.

Vessel operating costs:

o	Increase primarily due to additional active vessels, higher mobilization costs and costs associated with leased vessels.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Europe/Mediterranean Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$230,217	$129,578	$100,639	78%

Vessel operating costs	123,315	74,842	(48,473)	(65)%
General and administrative expense	10,063	8,158	(1,905)	(23)%
Depreciation and amortization	63,152	27,734	(35,418)	(128)%
Vessel operating profit	$33,687	$18,844	$14,843	79%

Select operating statistics:
Utilization	87.4%	85.8%	1.6%
Active utilization	87.4%	90.6%	(3.2)%
Average vessel day rates	$18,514	$15,267	$3,247	21.3%
Vessel operating cost per active day	$8,758	$7,954	$(804)	(10.1)%
Average total vessels	38	27	11
Average stacked vessels	—	(1)	1
Average active vessels	38	26	12

Vessel revenue:

o

Primary drivers for the revenue increase include increase in average day rates resulting from increased demand and the increase in active vessels in the area resulting mainly from the Solstad Acquisition.

o	Solstad Acquisition added 24 vessels which, during the last six months of 2023, contributed $67.4 million to the revenue increase.
o	Active utilization decreased due to vessel mobilizations and higher drydock activity.
o	Active vessels increased primarily due to the Solstad vessel acquisition.

Vessel operating costs:

o	Increase primarily due to the additional active vessels largely from the Solstad Acquisition.

General and administrative expense:

o	Increase primarily due to higher personnel costs and professional fees as a result of the Solstad Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to the significant depreciation associated with the additional vessels acquired from Solstad plus higher amortization related to an increase in drydock activity.

West Africa Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$273,961	$190,349	$83,612	44%

Vessel operating costs	129,725	108,092	(21,633)	(20)%
General and administrative expense	9,281	10,611	1,330	13%
Depreciation and amortization	36,508	28,534	(7,974)	(28)%
Vessel operating profit	$98,447	$43,112	$55,335	128%

Select operating statistics:
Utilization	71.1%	69.5%	1.6%
Active utilization	75.8%	80.9%	(5.1)%
Average vessel day rates	$14,917	$11,048	$3,869	35.0%
Vessel operating cost per active day	$5,302	$4,936	$(366)	(7.4)%
Average total vessels	71	68	3
Average stacked vessels	(4)	(10)	6
Average active vessels	67	58	9

Vessel revenue:

o

Primary drivers for the revenue increase include increase in average day rates and the increase in active vessels related to the full year and six months effects of the SPO Acquisition and Solstad Acquisition, respectively.

o	SPO Acquisition added 22 vessels to the segment which for the full year of 2023 contributed $60.3 million to the revenue increase.
o	Solstad Acquisition added three vessels and contributed $6.0 million to the revenue increase.
o	Active utilization decreased due to vessel mobilizations, high drydock activity and high down for repair days.
o	Active vessels increased primarily due to mobilizations from other areas, and the SPO and Solstad vessel acquisitions.

Vessel operating costs:

o	Increase primarily due to the additional nine active vessels.

General and administrative expense:

o	Decrease primarily due to lower personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and significantly increased drydock activity.

Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(In Thousands except for statistics)	2022	2021	Change	% Change

Total revenue	$647,684	$371,033	$276,651	75%
Costs and expenses:
Vessel operating costs	397,301	261,814	(135,487)	(52)%
Costs of other operating revenues	2,130	2,231	101	5%
General and administrative	101,921	68,516	(33,405)	(49)%
Depreciation and amortization	119,160	114,544	(4,616)	(4)%
(Gain) loss on asset dispositions, net	(250)	2,901	3,151	109%
Affiliate credit loss impairment expense	—	400	400	100%
Long-lived asset impairments and other	714	15,643	14,929	95%
Total costs and expenses	620,976	466,049	(154,927)	(33)%
Other income (expense):
Foreign exchange loss	(2,827)	(369)	(2,458)	(666)%
Equity in net losses of unconsolidated companies	(221)	(3,322)	3,101	93%
Interest income and other, net	5,397	1,605	3,792	236%
Loss on warrants	(14,175)	—	(14,175)	(100)%
Loss on early extinguishment of debt	—	(11,100)	11,100	100%
Interest and other debt costs, net	(17,189)	(15,583)	(1,606)	(10)%
Total other expense	(29,015)	(28,769)	(246)	(1)%
Loss before income taxes	(2,307)	(123,785)	121,478	98%
Income tax expense	19,886	5,875	(14,011)	(238)%
Net loss	$(22,193)	$(129,660)	$107,467	83%

Select operating statistics:
Utilization	75.4%	59.6%	15.8%
Active utilization	82.8%	80.1%	2.7%
Average vessel day rates	$12,754	$10,335	$2,419	23.4%
Vessel operating cost per active day	$6,480	$5,681	$(799)	(14.1)%
Average total vessels	182	161	21
Average stacked vessels	(16)	(42)	26
Average active vessels	166	119	47

Revenue:

o

Increase primarily due to the addition of 50 vessels to our fleet with the SPO Acquisition effective April 22, 2022, and the increased demand for vessels, resulting in increased average day rates, as the industry and our customers recovered from the pandemic.

o	SPO vessels added approximately $150.0 million to our 2022 revenues with the remaining increase in revenue attributable to the legacy company fleet reactivating vessels, higher day rates and higher utilization throughout the year.

Vessel operating costs:

o	Increase primarily due to the addition of 50 vessels to our fleet with the SPO Acquisition effective April 22, 2022, and the increased demand for vessels resulting in greater activity and higher operating costs, as the industry and our customers recovered from the COVID-19 pandemic.

Depreciation and amortization:

o	Increase primarily due to the addition of 50 vessels to our fleet with the SPO Acquisition effective April 22, 2022, partially offset by lower amortization of deferred drydocking costs as a result of the timing of drydocks.
o	In addition, we sold vessels and transferred vessels from the active fleet to assets held for sale, which reduced depreciation and drydock amortization costs.

General and administrative costs:

o	The increase is primarily due to the addition of the Singapore and Dubai offices with the SPO Acquisition.
o	In addition, we had professional fees and transaction costs primarily related to the SPO Acquisition which totaled $18.8 million for the year ended December 31, 2022.

Gain (loss) on asset dispositions, net:

o	For the year ended December 31, 2022, we sold 14 vessels and other assets. For the year ended December 31, 2021, we sold 19 vessels and other assets.
o	One of the vessel sales in 2021 was to a third-party operator, Jackson Offshore, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the former chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale.

Long-lived asset impairment and other expense:

o	In 2022, we recorded:
- a $0.5 million reversal of previously recorded impairment charges for assets held for sale that were reclassified back to the active fleet; and
- $1.2 million in impairment for certain obsolete marine service parts and supplies inventory.
o	During 2021, we recorded $15.6 million of impairment expense primarily related to assets held for sale.

Interest expense:

o	Increase primarily due to higher interest rates on our outstanding debt and slightly higher levels of outstanding debt in 2022.

Interest income and other, net:

o	In 2022, we recorded:
- a $1.3 million bargain purchase gain on our acquisition of the remaining 51% of Sonatide, our joint venture in Angola of which we previously owned 49%; and
- $1.9 million in interest and other income related to a litigation settlement for one of our vessels.

Loss on early extinguishment of debt:

o

During 2021, we recorded a loss on early extinguishment of debt consisting of make whole premiums and other related costs resulting from the extinguishment of our Senior Secured Notes and Troms offshore debt.

Loss on warrants:

o

In 2022, we recognized a loss to mark the warrant liability to market through the date that we amended the SPO share purchase agreement to allow us to reclassify the warrants from liabilities to equity.

Foreign exchange losses:

o	In 2022 and 2021, our foreign exchange losses were primarily the result of the revaluation of various foreign currency balances due to a strengthening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

o	We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our income tax expense in the year ended December 31, 2022 increased primarily because the year ended December 31, 2021 benefitted from a NOL carryback for a tax refund under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Americas Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2022	2021	Change	% Change

Vessel revenues	$146,871	$102,151	$44,720	44%

Vessel operating costs	94,009	72,315	(21,694)	(30)%
General and administrative expense	10,926	10,251	(675)	(7)%
Depreciation and amortization	29,920	30,855	935	3%
Vessel operating profit (loss)	$12,016	$(11,270)	$23,286	207%

Select operating statistics:
Utilization	70.5%	56.6%	13.9%
Active utilization	80.8%	81.3%	(0.5)%
Average vessel day rates	$16,880	$13,282	$3,598	27.1%
Vessel operating cost per active day	$8,691	$7,360	$(1,331)	(18.1)%
Average total vessels	34	37	(3)
Average stacked vessels	(4)	(11)	7
Average active vessels	30	26	4

Vessel revenue:

o

Increase primarily due to increase in average day rates resulting from a greater portion of the segment’s vessels being chartered in 2022 at day rates substantially higher than those in 2021 and increased active vessels due primarily to reactivations in 2022.

Vessel operating costs:

o	Increase primarily due to the additional active vessels due primarily to reactivations in 2022.

General and administrative expense:

o	Marginal increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Decrease primarily due to lower depreciation from a decrease in total vessels.

Asia Pacific Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2022	2021	Change	% Change

Vessel revenues	$64,231	$18,142	$46,089	254%

Vessel operating costs	42,246	7,947	(34,299)	(432)%
General and administrative expense	12,299	816	(11,483)	(1,407)%
Depreciation and amortization	5,960	4,483	(1,477)	(33)%
Vessel operating profit	$3,726	$4,896	$(1,170)	(24)%

Select operating statistics:
Utilization	76.0%	94.5%	(18.5)%
Active utilization	81.6%	94.5%	(12.9)%
Average vessel day rates	$16,084	$10,519	$5,565	52.9%
Vessel operating cost per active day	$8,582	$4,354	$(4,228)	(97.1)%
Average total vessels	14	5	9
Average stacked vessels	(1)	—	(1)
Average active vessels	13	5	8

Vessel revenue:

o	Increase primarily due to higher average day rates for 2022 over 2021 reflecting the recovery in the industry and the vessels added as a result of the SPO Acquisition.
o	Active vessels increased by eight vessels consisting of 15 vessels added with the SPO Acquisition offset by a decrease in legacy Tidewater active vessels due to contract expirations.
o	Active utilization decreased largely due to the contract expirations.

Vessel operating costs:

o	Increase primarily due to the additional eight active vessels.

General and administrative expense:

o	Increase primarily due to addition of the Singapore office associated with the SPO Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to higher depreciation as a result of higher total vessels, offset partially by lower drydock amortization.

Middle East Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2022	2021	Change	% Change

Vessel revenues	$110,375	$84,395	$25,980	31%

Vessel operating costs	78,112	60,995	(17,117)	(28)%
General and administrative expense	9,120	7,960	(1,160)	(15)%
Depreciation and amortization	24,236	21,510	(2,726)	(13)%
Vessel operating loss	$(1,093)	$(6,070)	$4,977	82%

Select operating statistics:
Utilization	82.6%	82.9%	(0.3)%
Active utilization	82.7%	87.0%	(4.3)%
Average vessel day rates	$9,293	$8,248	$1,045	12.7%
Vessel operating cost per active day	$5,436	$5,126	$(310)	(6.0)%
Average total vessels	39	34	5
Average stacked vessels	—	(2)	2
Average active vessels	39	32	7

Vessel revenue:

o	Increase primarily due to higher average day rates and active vessels, including six vessels from SPO Acquisition.
o	Active utilization decreased largely due to downtime from higher down for repair days in 2022.

Vessel operating costs:

o	Increase primarily due to the additional seven active vessels.

General and administrative expense:

o	Increase primarily due to addition of Dubai office associated with the SPO Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to higher depreciation as a result of higher total vessels.

Europe/Mediterranean Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2022	2021	Change	% Change

Vessel revenues	$129,578	$80,914	$48,664	60%

Vessel operating costs	74,842	61,724	(13,118)	(21)%
General and administrative expense	8,158	7,994	(164)	(2)%
Depreciation and amortization	27,734	28,164	430	2%
Vessel operating profit (loss)	$18,844	$(16,968)	$35,812	211%

Select operating statistics:
Utilization	85.8%	62.3%	23.5%
Active utilization	90.6%	88.1%	2.5%
Average vessel day rates	$15,267	$12,201	$3,066	25.1%
Vessel operating cost per active day	$7,954	$7,834	$(120)	(1.5)%
Average total vessels	27	29	(2)
Average stacked vessels	(1)	(9)	8
Average active vessels	26	20	6

Vessel revenue:

o	Active vessels increased in 2022 due to greater demand and the reactivation of vessels.
o	Average day rates increased due to higher activity and better industry fundamentals.

Vessel operating costs:

o	Increase primarily due to the additional six active vessels.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	No significant variances.

West Africa Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2022	2021	Change	% Change

Vessel revenues	$190,349	$75,967	$114,382	151%

Vessel operating costs	108,092	58,833	(49,259)	(84)%
General and administrative expense	10,611	7,924	(2,687)	(34)%
Depreciation and amortization	28,534	26,195	(2,339)	(9)%
Vessel operating profit (loss)	$43,112	$(16,985)	$60,097	354%

Select operating statistics:
Utilization	69.5%	42.9%	26.6%
Active utilization	80.9%	66.3%	14.6%
Average vessel day rates	$11,048	$8,727	$2,321	26.6%
Vessel operating cost per active day	$4,936	$3,918	$(1,018)	(26.0)%
Average total vessels	68	56	12
Average stacked vessels	(10)	(20)	10
Average active vessels	58	36	22

Vessel revenue:

o	Revenue increased primarily due to the vessel additions from the SPO Acquisition.
o	Average day rates increased due to higher demand.
o	Active utilization increased due to the strong demand in the area.

Vessel operating costs:

o	Increase primarily due to the additional 22 active vessels.

General and administrative expense:

o

Increase primarily due to the SPO Acquisition (the SPO Dubai office served both the West Africa segment and the Middle East segment); higher personnel and property costs from the acquisition of 51% of Sonatide; and higher bad debt expense.

Depreciation and amortization expense:

o	Increase primarily due to a higher number of total vessels partially offset by lower amortization due to significantly lower drydock activity.

Operating Expenses

The following table shows by year and segment: (i) the vessel operating costs by major component and as a percentage of revenue, and (ii) the vessel operating costs in the aggregate and as a percentage of revenue.

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Vessel operating costs:
Americas:
Crew costs	$86,328	36%	$56,767	39%	$41,341	40%
Repair and maintenance	17,295	7%	12,706	9%	10,344	10%
Insurance	1,891	1%	1,439	1%	550	1%
Fuel, lube and supplies	13,175	6%	9,655	7%	7,773	8%
Other	19,232	8%	13,442	9%	12,307	12%
	137,921	58%	94,009	65%	72,315	71%
Asia Pacific:
Crew costs	$41,940	34%	$29,433	46%	$3,409	19%
Repair and maintenance	9,212	8%	3,077	5%	1,712	9%
Insurance	794	1%	516	1%	105	1%
Fuel, lube and supplies	5,251	4%	4,139	6%	992	5%
Other	7,751	6%	5,081	8%	1,729	10%
	64,948	53%	42,246	66%	7,947	44%
Middle East:
Crew costs	$53,416	39%	$44,944	41%	$35,800	42%
Repair and maintenance	16,187	12%	12,210	11%	9,669	11%
Insurance	1,784	1%	1,412	1%	(29)	(0)%
Fuel, lube and supplies	12,092	9%	10,531	10%	5,132	6%
Other	17,127	13%	9,015	8%	10,423	12%
	100,606	74%	78,112	71%	60,995	72%
Europe/Mediterranean:
Crew costs	$78,613	34%	$49,709	38%	$41,317	51%
Repair and maintenance	17,029	8%	9,239	7%	9,233	11%
Insurance	2,218	1%	1,442	1%	414	1%
Fuel, lube and supplies	11,697	5%	6,026	5%	3,405	4%
Other	13,758	6%	8,426	7%	7,355	9%
	123,315	54%	74,842	58%	61,724	76%
West Africa:
Crew costs	$69,176	25%	$61,511	32%	$26,304	34%
Repair and maintenance	18,993	7%	14,024	8%	10,012	13%
Insurance	2,610	1%	1,956	1%	775	1%
Fuel, lube and supplies	18,333	7%	13,378	7%	8,255	11%
Other	20,613	7%	17,223	9%	13,487	18%
	129,725	47%	108,092	57%	58,833	77%
Total:
Crew costs	$329,473	33%	$242,364	38%	$148,171	41%
Repair and maintenance	78,716	8%	51,256	8%	40,970	11%
Insurance	9,297	1%	6,765	1%	1,815	1%
Fuel, lube and supplies	60,548	6%	43,729	7%	25,557	7%
Other	78,481	8%	53,187	8%	45,301	12%
Total vessel operating costs	$556,515	56%	$397,301	62%	$261,814	72%

Stacked Vessels and Vessel Dispositions

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and are not considered stacked when they return to active service, are sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics.

We had two, 13 and 27 stacked vessels including vessels classified as assets held for sale in our fleet as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively. During 2023, we sold or recycled eight vessels that had been designated as held for sale and sold seven vessels from our active fleet. During 2022, we sold or recycled 12 vessels that had been designated as held for sale and sold two vessels from our active fleet. We also designated three vessels to assets held for sale and reactivated one vessel from assets held for sale into the active fleet in 2022.

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. Most of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by segment were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Number of vessels disposed by segment:
Americas	1	4	7
Asia Pacific	1	2	2
Middle East	1	1	2
Europe/Mediterranean	—	2	2
West Africa	12	5	6
Total	15	14	19

Vessel Commitments

We contracted to build two ocean-going tugs for the Africa market that were completed and delivered in 2023 and cost approximately $6.0 million each. We also contracted to build eight Alucat crew boats for the African market. Two of the crew boats were completed and delivered in 2023 and cost approximately $4.0 million each. We expect the remaining six Alucat crew boats to be completed in 2024 and early 2025. We paid $2.9 million to start the construction on these vessels that we expect will have final total costs of approximately $2.5 million each.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues are as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Personnel	$50,343	5%	$48,907	8%	$35,985	10%
Office and property	20,998	2%	22,689	4%	12,371	3%
Professional services	16,498	2%	21,964	3%	14,308	4%
Other	6,354	1%	6,336	1%	5,507	1%
Restructuring charges (A)	1,090	0%	2,025	0%	345	0%
	$95,283	9%	$101,921	16%	$68,516	18%

General and administrative expenses for all segments and corporate, including their respective percentage of total general and administrative expenses were as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Vessel operations:
Continuing operations	$50,785	53%	$49,274	48%	$34,675	51%
Restructuring charges (A)	1,065	1%	1,840	2%	270	0%
Total vessel operations	51,850	54%	51,114	50%	34,945	51%
Corporate:
Continuing operations	43,408	46%	50,622	50%	33,496	49%
Restructuring charges (A)	25	0%	185	0%	75	0%
Total corporate	43,433	46%	50,807	50%	33,571	49%

Total	$95,283	100%	$101,921	100%	$68,516	100%

(A)	Restructuring charges for the years ended December 31, 2023, 2022 and 2021 include $1.1 million, $2.0 million and $0.3 million, respectively, of severance and termination benefits.

General and administrative expenses for the year ended December 31, 2023 decreased compared to the year ended December 31, 2022 primarily due to lower office and property costs and one time transaction costs resulting from the SPO Acquisition. General and administrative expenses for the year ended December 31, 2022 increased compared to the year ended December 31, 2021, primarily due to higher personnel costs associated with the addition of the Singapore and Dubai offices and professional fees and transaction costs (including severance costs) related to the SPO Acquisition, which totaled $18.8 million for the year ended December 31, 2022.

Liquidity, Capital Resources and Other Matters

As of December 31, 2023, we had $278.0 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities. In furtherance of this strategy and as discussed elsewhere in this Annual Report on Form 10-K, on July 5, 2023, we closed the Solstad Acquisition pursuant to which we acquired 37 platform supply vessels for an aggregate adjusted cash purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and from the 10.375% Senior Unsecured Notes due 2028 (Senior Secured Notes).

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility (RCF) that matures in 2026. No amounts have been drawn on this facility. As of December 31, 2023, we had $751.7 million of debt on our consolidated balance sheet, $103.1 million of which is due in the next twelve months. Working capital, which includes cash on hand, was $262.4 million at December 31, 2023. During 2023, we generated $97.2 million in net income and $104.7 million in cash flow from operating activities, which includes our interest payments and drydock costs. With the closing of the Solstad Acquisition, we added substantially to our debt, including current maturities, drydock obligations and interest costs. However, we expect during 2024, to generate sufficient operating income from the Solstad Vessels to meet the corresponding increase in our debt obligations.

The Senior Secured Notes, the Senior Secured Term Loan and the revolving credit facility contain a combination of the following three financial covenants: (i) a minimum free liquidity test (as defined) equal to the greater of $20.0 million or 10% of net interest-bearing debt; (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries; and (iii) an interest coverage ratio of not less than 2:1. We are currently in compliance and anticipate maintaining ongoing compliance with these financial covenants.

We believe cash and cash equivalents, availability under our RCF and future net cash provided by operating activities, will provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements.

We entered into Facility Agreements to finance a portion of the construction and delivery of four new vessels. The vessels were delivered to us through December 31, 2023, in exchange for approximately EUR13.9 million ($15.2 million) in financing. Each of the Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal semi-annual installments, with the first Facility Agreement installment having commenced in the fourth quarter of 2023. The Facility Agreements are secured by the vessels, guaranteed by Tidewater and contain no financial covenants.

In addition, some of our Series A and B Warrants were exercised during July 2023 and we received approximately $111.5 million in cash and issued approximately 1.9 million shares of our common stock in exchange for these warrants.

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

In November 2023, we announced the approval by our Board to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million ($59.29 per share), excluding commissions and a 1% excise taxes. No shares were repurchased during the years ended December 31, 2022 and 2021. Please refer to Item 5 of this Form 10K - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock in the fourth quarter of 2024. Also refer to Note (11) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Dividends

There were no dividends declared during the years ended December 31, 2023, 2022 and 2021. Please refer to Note (11) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by or used in operating activities for any period will fluctuate according to the level of business activity for the applicable period. Net cash provided by operating activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$95,621	$(22,193)
Depreciation and amortization	128,777	83,522
Amortization of deferred drydocking and survey costs	51,554	35,638
Amortization of debt premiums and discounts	4,619	1,679
Amortization of below market contracts	(3,800)	—
Provision for deferred income taxes	92	36
Gain on asset dispositions, net	(8,701)	(250)
Gain on pension settlement	(2,313)	—
Gain on bargain purchase	—	(1,300)
Long-lived asset impairments and other	—	714
Loss on warrants	—	14,175
Stock based compensation expense	10,755	7,372
Deferred drydocking and survey costs	(97,378)	(56,000)
Changes in operating assets and liabilities, net of effects of business acquisition	(74,521)	(23,167)
Net cash provided by operating activities	$104,705	$40,226

Net cash provided by operating activities for the year ended December 31, 2023, of $104.7 million reflects net income of $95.6 million, non-cash depreciation and amortization of $180.3 million and stock-based compensation expense of $10.8 million. Changes in operating assets and liabilities used $74.5 million in cash, reflecting additional investments in working capital as a result of the increase in business activity and the acquisition of 37 vessels from Solstad. We paid $97.4 million for regulatory drydocks in 2023.

Net cash used by operating activities for the year ended December 31, 2022, of $40.2 million reflects a net loss of $22.2 million, non-cash impairments of $0.7 million, non-cash depreciation and amortization of $119.2 million, stock-based compensation expense of $7.4 million, and loss on warrants of $14.2 million. Changes in operating assets and liabilities used $23.2 million in cash, reflecting additional investments in working capital as a result of the increase in business activity. We paid $56.0 million for regulatory drydocks in 2022.

Investing Activities

Net cash used in investing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Proceeds from asset dispositions	$15,506	$13,568
Acquisitions, net of cash acquired	(594,191)	(20,740)
Additions to properties and equipment	(31,588)	(16,637)
Net cash used in investing activities	$(610,273)	$(23,809)

Net cash used in investing activities for the year ended December 31, 2023, was $610.3 million, reflecting proceeds of $15.5 million related to the disposal of 15 vessels. Acquisitions included $594.2 million for the purchase of 37 vessels from Solstad. Additions to property and equipment were comprised of $31.6 million, primarily for the down payment on six Alucat crew boats, upgrades to our existing fleet and continued enhancements to our current enterprise software system.

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

Financing Activities

Net cash provided by (used in) financing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Exercise of warrants	$111,483	$—
Proceeds from stock offering	—	187,832
Repurchase of SPO Acquisition Warrants	—	(187,832)
Issuance of long-term debt	575,000	—
Principal payments on long-term debt	(13,677)	—
Purchase of common stock	(35,025)	—
Acquisition of non-controlling interest in a majority owned subsidiary	(1,427)	—
Debt issuance costs	(14,758)	(393)
Tax on share-based awards	(6,040)	(2,323)
Net cash provided by (used in) financing activities	$615,556	$(2,716)

Financing activities for the year ended December 31, 2023, provided $615.6 million of cash. We issued $575.0 million in long-term debt related to our Senior Unsecured Notes and our Senior Secured Term Loan while incurring $14.8 million of debt issuance costs related to these debt instruments. We also received $111.5 million in proceeds from the exercise of our Series A and B warrants. In addition, we purchased 590,499 shares of our common stock for $35.0 million and paid $6.0 million in taxes on share-based awards.

Financing activities for the year ended December 31, 2022, used $2.7 million of cash, including $0.4 million of debt issuance costs related to our 2026 notes and $2.3 million in taxes paid on share-based awards. We also received $187.8 million in proceeds from two offerings of our common stock. These proceeds were used to repurchase the outstanding SPO Acquisition Warrants issued in connection with the SPO Acquisition.

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

Acquisitions

On July 5, 2023, we completed the Solstad Acquisition. We determined that, under the provisions of FASB Accounting Standard Codification (ASC) 805, substantially all of the fair value of the gross assets acquired is concentrated in similar identifiable assets and accordingly, the Solstad Acquisition is considered an asset acquisition. As a result, the assets acquired and liabilities assumed are measured at cost, which consists of the amount of cash paid and direct transaction costs. The cost of a group of assets acquired in an asset acquisition are allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. These estimated fair values require the use of judgments and assumptions.

On April 22, 2022, we completed the SPO Acquisition. Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the closing date under the acquisition method of accounting. The final fair value estimates were subject to adjustment during a measurement period subsequent to the closing date, primarily consisting of the final valuation for various working capital items, tax and other liabilities existing on the closing date. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require the use of judgment and assumptions.

See Note (2) Acquisitions in the Notes to the Consolidated Financial Statements included in Item 8 to this Form 10-K for more information on the Solstad and SPO Acquisitions.

Receivables and Allowance for Credit Losses

In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and gas exploration, field development and production companies. We routinely review and evaluate our accounts receivable balances for collectability. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Expected credit losses are recorded on the initial recognition of our primary financial assets, which are trade accounts receivable and contract assets. We believe that our allowance for credit losses is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for credit losses that may be required.

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

We record an impairment charge when the carrying value of an asset group exceeds its estimated fair value. We often dispose of our older vessels when market conditions warrant and opportunities arise. As a result, vessel dispositions vary from year to year, and gains (losses) on sales of assets fluctuate significantly from period to period. Most of our vessels are sold to buyers with whom we do not compete in the offshore energy industry. When circumstances warrant we review our fleet and make decisions to remove assets that are not considered to be part of our long-term plans. In these circumstances, we will reclassify the identified vessels as held for sale and, if necessary, we will revalue these vessels to net realizable value. Management estimates the fair value of each vessel in an asset group by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service and actual recent sales of similar vessels, among others. We consider the valuation approach for our vessels to be Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, fair value measurements due to the level of estimation involved in valuing vessels for impairment purposes or for consideration for sale or recycles. We estimate the net realizable value for assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel.

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

The carrying value of our net deferred tax assets is based on our present belief that we will be unable to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on current estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to adjust valuation allowances against our deferred tax assets resulting in additional income tax expense or benefit in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for changes to valuation allowances on a quarterly basis. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Interest Rate Risk and Indebtedness

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk include our cash equivalents and Senior Secured Term Loan. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value.

Senior Secured and Senior Unsecured Debt

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for a discussion on our outstanding debt.

The following table discloses how the estimated fair value of our outstanding debt, as of December 31, 2023, would change with a 100 basis-point increase or decrease in market interest rates.

(In Millions)	Outstanding	Estimated	100 Basis	100 Basis
	Value	Fair Value	Point Increase	Point Decrease
8.50% Senior Secured Notes due November 2026	$175.0	$181.7	$176.7	$185.9
10.375% Senior Unsecured Notes due July 2028	250.0	260.2	249.3	267.7
Senior Secured Term Loan	312.5	313.7	309.3	318.2

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We may enter into spot derivative financial instruments that settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of these instruments, and as a result, no gains or losses are recognized. We may also enter into forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. We had no derivative instruments as of December 31, 2023 and 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Income Taxes

As
described in Notes 1 and 6 to the consolidated financial statements, the Company recorded income tax expense of $43.3 million for the year ended December 31, 2023, and deferred tax assets of $632.2 million, prior to a valuation allowance of $591.7 million, deferred tax liabilities of $42.7 million, and liabilities for uncertain tax positions of $13.7 million as of December 31, 2023. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. As disclosed by management, the Company is subject to the jurisdiction of taxing authorities in the United States and by the respective tax agencies in the countries in which they operate internationally, as well as to tax agreements and treaties among these governments. The Company is periodically audited by various taxing authorities in the United States and by the respective tax agencies in the countries in which they operate internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on the Company’s effective tax rate.

The
principal considerations for our determination that performing procedures relating to the accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the provision for income taxes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the review of the tax provision calculations and the identification and recognition of the liability for uncertain tax positions. These procedures also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation and permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing certain deferred tax assets and liabilities; (iii) evaluating the completeness of management’s assessment of the identification of uncertain tax positions, possible outcomes of each uncertain tax position based on the application of relevant tax laws, and the amount of the potential benefit to be realized, including estimated interest and penalties; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2024

We have served as the Company's auditor since 2021.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$274,437	$164,192
Restricted cash	1,241	1,241
Trade and other receivables, less allowance for credit losses of $15,914 and $14,060 as of December 31, 2023 and 2022, respectively	268,352	156,465
Marine operating supplies	31,933	30,830
Assets held for sale	—	4,195
Prepaid expenses and other current assets	15,172	20,985
Total current assets	591,135	377,908
Net properties and equipment	1,315,122	796,655
Deferred drydocking and survey costs	106,698	61,080
Indemnification assets	17,370	28,369
Other assets	32,449	33,644
Total assets	$2,062,774	$1,297,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,931	$38,946
Accrued expenses	125,590	105,518
Current portion of long-term debt	103,077	—
Other current liabilities	55,133	50,323
Total current liabilities	328,731	194,787
Long-term debt	631,361	169,036
Other liabilities	64,985	67,843

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized. 52,259,303 and 50,554,179 shares issued and outstanding at December 31, 2023 and 2022, respectively	52	51
Additional paid-in capital	1,671,759	1,556,990
Accumulated deficit	(637,838)	(699,649)
Accumulated other comprehensive income	5,266	8,576
Total stockholders’ equity	1,039,239	865,968
Noncontrolling interests	(1,542)	22
Total equity	1,037,697	865,990
Total liabilities and equity	$2,062,774	$1,297,656

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Vessel revenues	$998,993	$641,404	$361,569
Other operating revenues	10,992	6,280	9,464
Total revenue	1,009,985	647,684	371,033
Costs and expenses:
Vessel operating costs	556,515	397,301	261,814
Costs of other operating revenues	4,342	2,130	2,231
General and administrative	95,283	101,921	68,516
Depreciation and amortization	180,331	119,160	114,544
(Gain) loss on asset dispositions, net	(8,701)	(250)	2,901
Affiliate credit loss impairment expense	—	—	400
Long-lived asset impairments and other	—	714	15,643
Total costs and expenses	827,770	620,976	466,049
Operating income (loss)	182,215	26,708	(95,016)
Other income (expense):
Foreign exchange loss	(1,370)	(2,827)	(369)
Equity in net earnings (losses) of unconsolidated companies	39	(221)	(3,322)
Interest income and other, net	6,517	5,397	1,605
Loss on warrants	—	(14,175)	—
Loss on early extinguishment of debt	—	—	(11,100)
Interest and other debt costs, net	(48,472)	(17,189)	(15,583)
Total other expense	(43,286)	(29,015)	(28,769)
Income (loss) before income taxes	138,929	(2,307)	(123,785)
Income tax expense	43,308	19,886	5,875
Net income (loss)	95,621	(22,193)	(129,660)
Less: Net losses attributable to noncontrolling interests	(1,564)	(444)	(691)
Net income (loss) attributable to Tidewater Inc.	$97,185	$(21,749)	$(128,969)
Basic income (loss) per common share	$1.88	$(0.49)	$(3.14)
Diluted income (loss) per common share	$1.84	$(0.49)	$(3.14)
Weighted average common shares outstanding	51,591	44,132	41,009
Dilutive effect of warrants, restricted stock units and stock options	1,346	—	—
Adjusted weighted average common shares	52,937	44,132	41,009

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$95,621	$(22,193)	$(129,660)
Other comprehensive income (loss):
Unrealized gain (loss) on note receivable	213	(496)	—
Change in supplemental executive retirement plan pension liability	(525)	4,561	(763)
Change in pension plan minimum liability	(2,998)	1,843	4,235
Total comprehensive income (loss)	$92,311	$(16,285)	$(126,188)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
		Additional		other
(In Thousands)	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2020	$41	1,371,809	(548,931)	(804)	1,157	$823,272
Total comprehensive loss	—	—	(128,969)	3,472	(691)	(126,188)
Amortization of share-based awards	—	4,685	—	—	—	4,685
Balance at December 31, 2021	41	1,376,494	(677,900)	2,668	466	701,769
Total comprehensive loss	—	—	(21,749)	5,908	(444)	(16,285)
Issuance of common stock	10	192,881	—	—	—	192,891
SPO Acquisition Warrants	—	176,823	—	—	—	176,823
Repurchase of SPO Acquisition Warrants	—	(194,256)	—	—	—	(194,256)
Amortization of share-based awards	—	5,048	—	—	—	5,048
Balance at December 31, 2022	51	1,556,990	(699,649)	8,576	22	865,990
Total comprehensive income (loss)	—	—	97,185	(3,310)	(1,564)	92,311
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Repurchase and retirement of common stock	(1)	—	(35,374)	—	—	(35,375)
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	4,715	—	—	—	4,715
Balance at December 31, 2023	$52	1,671,759	(637,838)	5,266	(1,542)	$1,037,697

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$95,621	$(22,193)	$(129,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	128,777	83,522	73,223
Amortization of deferred drydocking and survey costs	51,554	35,638	41,321
Amortization of debt premiums and discounts	4,619	1,679	3,171
Amortization of below market contracts	(3,800)	—	—
Provision (benefit) for deferred income taxes	92	36	(1,287)
(Gain) loss on asset dispositions, net	(8,701)	(250)	2,901
Gain on pension settlement	(2,313)	—	—
Gain on bargain purchase	—	(1,300)	—
Affiliate credit loss impairment expense	—	—	400
Long-lived asset impairments and other	—	714	15,643
Loss on warrants	—	14,175	—
Loss on debt extinguishment	—	—	11,100
Stock-based compensation expense	10,755	7,372	5,638
Changes in operating assets and liabilities, net:
Trade and other receivables	(109,756)	(4,129)	26,120
Due to/from affiliate, net	—	(20)	(123)
Marine operating supplies	1,984	(14,611)	1,365
Prepaid expenses and other current assets	5,813	(4,899)	2,961
Accounts payable	5,985	16,481	3,807
Accrued expenses	20,072	(1,340)	(688)
Other current liabilities	809	(555)	(8,920)
Other liabilities	(740)	(10,930)	(6,849)
Deferred drydocking and survey costs	(97,378)	(56,000)	(27,282)
Other, net	1,312	(3,164)	2,165
Net cash provided by operating activities	104,705	40,226	15,006
Cash flows from investing activities:
Proceeds from asset dispositions	15,506	13,568	34,010
Acquisitions, net of cash acquired	(594,191)	(20,740)	—
Additions to properties and equipment	(31,588)	(16,637)	(8,951)
Net cash provided by (used in) investing activities	(610,273)	(23,809)	25,059
Cash flows from financing activities:
Exercise of warrants	111,483	—	—
Proceeds from issuance of shares	—	187,832	—
Repurchase of SPO acquisition warrants	—	(187,832)	—
Issuance of long-term debt	575,000	—	172,375
Principal payments on long-term debt	(13,677)	—	(198,918)
Purchase of common stock	(35,025)	—	—
Debt extinguishment premium	—	—	(7,781)
Acquisition of non-controlling interest in a majority owned subsidiary	(1,427)	—	—
Debt issuance costs	(14,758)	(393)	(5,737)
Tax on share-based award	(6,040)	(2,323)	(953)
Net cash provided by (used in) financing activities	615,556	(2,716)	(41,014)
Net change in cash, cash equivalents and restricted cash	109,988	13,701	(949)
Cash, cash equivalents and restricted cash at beginning of period	167,977	154,276	155,225
Cash, cash equivalents and restricted cash at end of period	$277,965	$167,977	$154,276

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$26,638	$15,554	$13,747
Income taxes	$43,880	$22,275	$19,013
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$—	$162,648	$—
Purchase of four vessels	$14,265	$—	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$—	$162,648	$—
Repurchase of SPO Acquisition Warrants	$—	$1,365	$—
Debt incurred for the purchase of four vessels	$15,235	$—	$—

Cash, cash equivalents and restricted cash at December 31, 2023 and 2022 includes $2.3 million and $2.5 million, respectively, in long-term restricted cash.

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide offshore support vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of offshore marine service vessels. Our revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet (utilization) and the price we charge for these services (day rate). The level of our business activity is driven by the amount of installed offshore oil and gas production facilities, the level of offshore drilling and exploration activity, and the general level of offshore construction projects such as pipeline and windfarm construction and support. Our customers’ offshore activity, in turn, is dependent on crude oil and natural gas (oil and gas) prices, which fluctuate depending on the respective levels of supply and demand for oil and gas and the outlook for such levels.

In 2023, we acquired 37 platform supply vessels owned by Solstad Offshore ASA, a Norwegian public limited company, operating primarily in the North Sea, Australia and Brazil.

In 2022, we acquired Swire Pacific Offshore Holdings Ltd., a limited company organized under the laws of Bermuda (SPO), which owned 50 offshore support vessels operating primarily in West Africa, Southeast Asia and the Middle East.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for credit losses, useful lives of property and equipment, estimated net realizable value of assets held for sale and marine operating supplies, income tax provisions, impairments, fair value of assets and liabilities related to acquired vessels, fair value of available-for-sale debt securities, fair value of stock-based compensation awards, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

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

Properties and Equipment

Capitalization, Depreciation and Amortization

Properties and equipment acquired after fresh-start are stated at their acquisition cost. Depreciation is computed primarily on the straight-line basis beginning on acquisition date or on the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 – 20 years for marine equipment and 3 – 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of operations.

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

Net Properties and Equipment

The following are summaries of net properties and equipment:

(In Thousands)	December 31,	December 31,
	2023	2022
Properties and equipment:
Vessels and related equipment	$1,716,339	$1,070,821
Other properties and equipment	32,447	35,819
	1,748,786	1,106,640
Less accumulated depreciation and amortization	433,664	309,985
Net properties and equipment	$1,315,122	$796,655

As of  December 31, 2023, we owned 217 offshore support vessels, 215 of which were actively employed and two of which were stacked. As of December 31, 2022, we owned 191 offshore support vessels, including eight that were classified as assets held for sale in current assets. Excluding the eight vessels held for sale, we owned 183 vessels, 178 of which were actively employed and five of which were stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are removed from stack when they are returned to active service, sold or otherwise disposed. We consider our current stacked vessels to be available for return to service. Stacked vessels are considered to be in service and are included in our utilization statistics. Please refer to Note (8) - “Assets Held for Sale, Asset Sales and Asset Impairments” for additional discussion of our assets held for sale including any reclassifications to or from the active fleet and any impairments associated with classification as assets held for sale.

To support our West Africa segment, we contracted to build two ocean-going tugs which were completed in 2023 and cost approximately $6.0 million each. We also contracted to build eight Alucat crew boats, two of which were completed in 2023 and cost approximately $4.0 million each. We expect the remaining six Alucat crew boats to be completed in 2024 and early 2025. We paid $2.9 million to start the construction on these vessels, which will cost approximately $2.5 million each.

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

If an asset group fails the undiscounted cash flow test, we estimate the fair value (Level 3) of that asset group and compare such estimated fair value to the carrying value of that asset group in order to determine if impairment exists.

From time to time, we may designate assets or a group of assets for disposal under a plan for disposition. Cost and related accumulated depreciation associated with assets designated for disposal under such a plan are removed from the property and equipment accounts and reclassified to assets held for sale at estimated net realizable value. Any excess of previous net book value over estimated net realizable value is charged to impairment expense. Also, we may sell or recycle assets at various times for various reasons including obsolescence that are not subject to a plan for disposal. We record gains and losses on these sales as they occur.

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

Please refer to Note (8) - “Assets Held for Sale, Asset Sales and Asset Impairments” for a discussion of our evaluations of long-lived assets for impairment during the years ended December 31, 2023, 2022 and 2021.

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

Our pension cost consists of interest costs, expected returns on plan assets, and actuarial gains and losses. We consider various factors in developing pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at  December 31, 2023.

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

The components of basic and diluted earnings (loss) per share, are as follows:

(In Thousands, except per share data)	Year Ended December 31,
	2023	2022	2021
Net income (loss) available to common stockholders	$97,185	$(21,749)	$(128,969)
Weighted average outstanding shares of common stock, basic	51,591	44,132	41,009
Dilutive effect of options, warrants and stock awards	1,346	—	—
Weighted average common stock and equivalents	52,937	44,132	41,009

Income (loss) per share, basic	$1.88	$(0.49)	$(3.14)
Income (loss) per share, diluted	$1.84	$(0.49)	$(3.14)

Additional information:
Incremental "in-the-money" options, warrants, and restricted stock units outstanding at the end of the period (A)	1,674	1,863	2,346

(A)	For years ended December 31, 2023, 2022 and 2021 we also had 861, 5,923 and 5,923 shares respectively, of “out-of- the-money” warrants outstanding at the end of each period.

Concentrations of Credit Risk and Allowance for Credit Losses

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

Activity in the allowance for credit losses for the three years ended December 31, 2023 is as follows:

Trade
(In Thousands)	and
Other Receivables
Balance at January 1, 2021	$73,316
Current period provision for expected credit losses	1,238
Write offs	(406)
Other	256
Balance at December 31, 2022	$74,404
Current period provision for expected credit losses	414
Acquisition of Sonatide joint venture	(59,678)
Other	(1,080)
Balance at December 31, 2022	$14,060
Current period provision for expected credit losses	3,305
Write offs	(1,484)
Recoveries	490
Other	(457)
Balance at December 31, 2023	$15,914

Stock-Based Compensation

Stock-based compensation transactions are accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based option awards. We use a Monte Carlo simulation model to determine the fair value of stock-based performance awards that contain market conditions.

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

In the second quarter of 2022, we exchanged $8.6 million in accounts receivable with PEMEX, the Mexican national oil company, for an equal face value amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Bonds). The PEMEX Bonds are classified as “available for sale.” As of December 31, 2023 and 2022, we have recorded $0.3 million and $0.5 million, respectively, in mark-to-market losses related to the fair value (Level 2) of the PEMEX Bonds in other comprehensive income.

In addition, we disclose the fair value of our long-term debt (Level 2) in Note (4).

Governmental Assistance

During 2023, we received the following governmental assistance:

●	$6.1 million in wage and sick cost refunds from the Norwegian government which reduced our vessel operating costs in our Consolidated Statement of Operations.

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

Recently Adopted Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that we adopt as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In May 2021, the FASB issued Accounting Standards Update (ASU) 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. We adopted this standard on January 1, 2022, and it did not have a material impact on our consolidated financial statements and related disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires disclosures about the types of government assistance that we received, our accounting for the governmental assistance and its effect on our financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted, and the disclosures can be applied either prospectively at the date of initial application or retrospectively. We adopted this standard on January 1, 2022, and we have included the required prospective disclosures in Note (1) for the year ending December 31, 2023 and 2022.

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

In September 2022, the FASB issued ASU 2022-04, Disclosures of Supplier Finance Program Obligations, which requires disclosures about supplier finance programs including the nature of the program, activity during the period, changes from period to period and potential magnitude. The guidance is effective for annual periods beginning after December 15, 2022, with early adoption permitted. We adopted this standard on January 1, 2023, and it did not have any impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, which requires a greater disaggregation of information in the income tax rate reconciliation and income taxes paid by jurisdiction to improve the transparency of the income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

(2)     ACQUISITIONS

Acquisition of Solstad Vessels

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. See “Note (4) Debt” for additional disclosure on these debt instruments.

We have determined that, under the provisions of FASB Accounting Standard Codification (ASC) 805, substantially all of the fair value of the gross assets acquired is concentrated in similar identifiable assets and accordingly, the Solstad Acquisition is considered an asset acquisition. As a result, the assets acquired and liabilities assumed are measured at cost, which consists of the amount of cash paid and direct transaction costs. The cost of a group of assets acquired in an asset acquisition are allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.

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

Acquisition of Swire Pacific Offshore Holdings Ltd.

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

Assets acquired and liabilities assumed in the business combination were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The final fair value estimates below were subject to adjustment during the measurement period subsequent to the Closing Date, primarily consisting of the final valuation for various working capital items, tax and other liabilities existing on the Closing Date. During the third quarter of 2022, we agreed to a final working capital adjustment and received an $8.8 million refund which was $8.0 million higher than originally estimated in the provisional amounts we assigned to the SPO assets acquired and liabilities assumed. As a result, we adjusted the purchase price allocation accordingly. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgment and assumptions. We initially classified the SPO Acquisition Warrants issued in the acquisition as liabilities subject to mark-to-market fair value adjustment, however in connection with an amendment to the acquisition agreement, we reclassified the warrants as equity on June 24, 2022. See Note (11) for additional details regarding the initial accounting for the SPO Acquisition Warrants and the accounting subsequent to the amendment.

The following recorded fair value amounts for the assets acquired and liabilities assumed are final, with no material measurement period adjustments made during the year 2023:

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

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, valuation and other professional fees totaling $3.0 million and $18.8 million for the years ended  December 31, 2023 and 2022, respectively.

Property and equipment acquired in the business combination consisted primarily of offshore support vessels. We recorded property and equipment acquired at an estimated fair value of approximately $174.4 million. The fair values of the offshore support vessels were estimated by applying both an income approach, using projected discounted cash flows, and a replacement cost approach. Assumptions utilized in the valuation included expected day rates, utilization, discount rate, tax rate, economic obsolescence factors, operating costs, useful lives, and cost saving synergies from the operation of the Company and Swire as a single fleet. We estimate that the remaining useful lives for the vessels acquired fall in the range of one to 16 years, based on an original estimated useful life of 20 years. No goodwill was recognized in connection with this business combination.

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

(In Thousands)

	Year ended	Year ended
	December 31, 2022	December 31, 2021

Revenues	$714,783	$578,506

Net loss	(22,899)	(143,509)

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

The bargain purchase gain of $1.3 million is included in our consolidated statement of operations for the year ended December 31, 2022 under the caption “Interest income and other, net.” Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021.

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

Customers also occasionally reimburse us for modifications to vessels in order to meet contractual requirements. These vessel modifications are not considered a separate performance obligation of the vessel’s charter; thus, we record a liability for lump-sum payments made by customers for vessel modification and recognize it as revenue consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of the vessel’s respective charter.

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

Contract Balances

Trade accounts receivable are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. At December 31, 2023, we had $5.4 million and $2.9 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we have $5.0 million and $1.8 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities and other liabilities, which will be recognized during the next three years. At  December 31, 2022, we had $4.7 million and $4.3 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we had $2.2 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities all of which were recognized during the year ended December 31, 2023.

(4)     DEBT

The following table summarizes debt outstanding based on stated maturities:

(In Thousands)	December 31,	December 31,
	2023	2022
Senior bonds:
Senior Secured Term Loan	$312,500	$—
10.375% Senior Unsecured Notes due July 2028	250,000	—
8.50% Senior secured bonds due November 2026	175,000	175,000
Supplier Facility Agreements	14,151	—
	751,651	175,000
Debt discount and issuance costs	(17,213)	(5,964)
Less: Current portion of long-term debt	(103,077)	—
Total long-term debt	$631,361	$169,036

Senior Secured Term Loan

Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels (Unrestricted), LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (TDW International), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (DNB Bank), as facility agent and DNB Markets, Inc. (DNB Markets), as bookrunner and mandated lead arranger (Credit Agreement), which was fully drawn on  July 5, 2023, in a single advance of $325.0 million yielding net proceeds of approximately $318.3 million, which were used to fund a portion of the purchase price for the Solstad Acquisition.

The Senior Secured Term Loan is composed of a $100.0 million Tranche A loan and a $225.0 million Tranche B loan, each maturing on July 5, 2026. The Tranche A loan is required to be repaid by $50.0 million within one year, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term of the Senior Secured Term Loan. The Tranche A loan bears interest at the Secured Overnight Financing Rate (SOFR) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may each be prepaid without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the Company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

The Credit Agreement contains three financial covenants: (i) a minimum free liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt, (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries and (iii) an interest coverage ratio of not less than 2:1. The Credit Agreement contains certain equity cure rights with respect to such financial covenants. The Credit Agreement also includes (i) customary vessel management and insurance covenants in the vessel mortgages, (ii) negative covenants, and (iii) certain customary events of default. We are currently in compliance with all of these financial covenants.

As of  December 31, 2023, the fair value of the Senior Secured Term Loan was $313.7 million which was determined using a discounted cash flow model or level three on the fair value hierarchy.

10.375% Senior Unsecured Notes due July 2028

On July 3, 2023, Tidewater completed a previously announced offering of $250.0 million aggregate principal amount of senior unsecured bonds in the Nordic bond market (Senior Unsecured Notes). The bonds were privately placed, at an issue price of 99%, outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from the offering of approximately $243.1 million to fund a portion of the purchase price of the Solstad Acquisition.

The Senior Unsecured Notes were issued pursuant to the Bond Terms, dated as of June 30, 2023 (Bond Terms), between the Nordic Trustee AS, as Bond Trustee and us. The Senior Unsecured Notes are listed on the Nordic ABM. The Senior Unsecured Notes are senior unsecured obligations and are not guaranteed by any of our subsidiaries.

The Senior Unsecured Notes mature on July 3, 2028. Interest on the Senior Unsecured Notes accrue at a rate of 10.375% per annum payable semi-annually in arrears in January and July of each year in cash, beginning January, 2024. Prepayment of the Senior Unsecured Notes prior to July, 2025, requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The Senior Unsecured Notes contain two financial covenants: (i) a minimum free liquidity test equal to the greater of $20.0 million and 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. Our ability to make certain distributions to our stockholders after November 16, 2023, is subject to certain limits and tests, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The Senior Unsecured Notes are also subject to negative covenants as set forth in the Bond Terms. The Bond Terms contain certain customary events of default, including, among other things: (i) default in the payment of any amount when due; (ii) default in the performance or breach of any other covenant in the Bond Terms, which default continues uncured for a period of 20 business days; and (iii) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization. We are currently in compliance with all of the financial covenants.

As of  December 31, 2023, the fair value of the Senior Unsecured Notes was $260.2 million which was determined using observable market-based input or level two on the fair value hierarchy.

8.5% Senior Secured Bonds due November 2026 (the 2026 Notes)

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

The 2026 Notes were issued pursuant to the Bond Terms, dated as of November 15, 2021 (Bond Terms), among us and Nordic Trustee AS, as Bond Trustee and Security Agent. Repayment of the 2026 Notes is guaranteed by our wholly-owned US subsidiaries named as guarantors therein (the Guarantors).

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

The 2026 Notes mature on November 16, 2026. Interest on the 2026 Notes accrue at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year, beginning May 2022. Each month, we deposit into a debt service reserve account, an amount equal to one-sixth its next interest payment obligation which is classified as restricted cash on the balance sheet at December 31, 2023 and 2022. We have pledged this bank account to secure payment of the 2026 Notes. Prepayment of the 2026 Notes prior to May 2024 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The 2026 Notes contain two financial covenants: (i) a minimum free liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. The Bond Terms also contain certain equity cure rights with respect to such financial covenants. We are currently in compliance with these covenants. Our ability to make certain distributions to our stockholders was not allowed for the first two years and is currently subject to certain limits based on a percentage of net income and other tests, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The 2026 notes are also subject to (i) customary vessel management and insurance covenants in the vessel mortgages, and (ii) negative covenants as set forth in the Bond Terms and in the Guarantee Agreement between us, Nordic Trustee AS as Security Agent and the Guarantors. The Bond Terms also contains certain customary events of default.

As of  December 31, 2023, the fair value of the 2026 Notes was $181.7 million which was determined using observable market-based input or level two on the fair value hierarchy.

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

Loans under the Credit Facility Agreement will bear interest, at our option, either at a rate based on the prime rate published in the Wall Street Journal, or at SOFR, plus 4% in either case.

The Credit Facility Agreement includes covenants and events of default that are substantially the same as those provided in the 2026 Notes, including covenants that limit liens, indebtedness, fundamental changes, dispositions, distributions, third party credit support, and transactions with affiliates. The Credit Facility Agreement also contains the same two financial covenants as are found in the 2026 Notes. The Credit Facility Agreement contains certain equity cure rights with respect to such financial covenants. The Credit Facility Agreement contains mandatory prepayment obligations if (i) the aggregate fair market value, determined by independent appraisal, of the vessel collateral is less than $75.0 million, or (ii) aggregate nominal amount of the outstanding 2026 Notes is less than $75.0 million.

Supplier Facility Agreements

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through December 31, 2023, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing six months following delivery of the vessel. Payments for the three of the four delivered vessels begin in the fourth quarter of 2023 with the fourth vessel commencing in the second quarter of 2024. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

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

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred are as follows:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Total interest and debt costs incurred	$48,742	$17,413	$15,607
Less: interest costs capitalized	(270)	(224)	(24)
Total interest and debt costs	$48,472	$17,189	$15,583

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES

 Amounts due from Sonatide

The following table displays the activity in the due from affiliate account related to Sonatide for the periods indicated:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Due from Sonatide at beginning of year	$—	$49,011	$41,623
Revenue earned by the company through Sonatide	—	—	41,775
Less amounts received from Sonatide	—	—	(26,429)
Less amounts used to offset Due to Sonatide obligations (A)	—	—	(8,530)
Less impairment of due from affiliate	—	—	(400)
Write off of due from affiliate in connection with the acquisition	—	(49,011)	—
Other	—	—	972
	$—	$—	$49,011

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

In January 2022, we acquired the 51% interest of Sonatide previously held by our partner, which has resulted in Sonatide becoming a wholly-owned subsidiary. Refer to Note (2) for discussion of the acquisition.

During the year ended December 31, 2021, we recorded a $0.4 million affiliate credit loss impairment expense.

Amounts due to Sonatide

 The following table displays the activity in the due to affiliate account related to Sonatide for the periods indicated:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Due to Sonatide at beginning of year	$—	$40,432	$32,767
Plus commissions payable to Sonatide	—	—	3,832
Plus amounts paid by Sonatide on behalf of the company	—	—	10,914
Less amounts used to offset Due from Sonatide obligations (A)	—	—	(8,530)
Write off of due to affiliate in connection with the acquisition	—	(40,432)	—
Other	—	—	1,449
	$—	$—	$40,432

(A)	We reduced the respective due from affiliates and due to affiliates balances each period through netting transactions based on agreement with the joint venture.

Company operations in Angola

For the year ended December 31, 2021, our prior Angolan joint venture operation generated vessel revenues of approximately $43.2 million or 11.9% of our consolidated vessel revenues, from an average of approximately 24 company owned vessels that are marketed through Sonatide, five of which were stacked on average during the year ended  December 31, 2021.

Amounts due from DTDW

We own 40% of DTDW in Nigeria. Our partner, who owns 60%, is a Nigerian national. We operated company owned vessels in Nigeria for which the joint venture received a commission. We have not operated any company owned vessels in Nigeria since early 2020.

In 2022, we entered into a netting arrangement with our partner allowing either partner to discharge their obligations by netting these amounts against sums owed by the other partner. In accordance with this agreement, we have the ability to net our due from affiliate balance against the due to affiliate balance on our consolidated balance sheet.

(6)	INCOME TAXES

Income (losses) before income taxes derived from United States and non-U.S. operations are as follows:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Non-U.S.	$174,103	$41,408	$(58,476)
United States	(35,174)	(43,715)	(65,309)
	$138,929	$(2,307)	$(123,785)

Income tax expense (benefit) consists of the following:

(In Thousands)	U.S.
	Federal	State	Non-U.S.	Total
Year Ended December 31, 2021
Current	$682	$—	$6,480	$7,162
Deferred	(1,418)	—	131	(1,287)
	$(736)	$—	$6,611	$5,875
Year Ended December 31, 2022
Current	$—	$8	$19,842	$19,850
Deferred	—	—	36	36
	$—	$8	$19,878	$19,886
Year Ended December 31, 2023
Current	$—	$1	$43,215	$43,216
Deferred	—	—	92	92
	$—	$1	$43,307	$43,308

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax loss as a result of the following:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Computed “expected” tax expense (benefit)	$29,175	$(484)	$(25,995)
Increase (reduction) resulting from:
Foreign income taxed at different rates	(35,088)	(7,240)	10,984
Uncertain tax positions (A)	(1,401)	(7,885)	(25,417)
Nondeductible transaction costs	(898)	5,410	—
Valuation allowance - deferred tax assets (A)	(83)	11,339	34,566
Valuation allowance - deferred tax true-up	390	(453)	29,711
Deferred tax true-up	(390)	453	(29,789)
Foreign taxes	36,339	27,945	15,220
Net GILTI Inclusion	2,705	—	—
Return to accrual	(8,079)	(12,162)	(7,691)
Restructuring	13,896	—	—
Share based compensation	(1,470)	—	—
162(m) - Executive compensation	2,107	552	125
Subpart F income	6,664	3,495	484
Other, net	(559)	(1,084)	3,677
	$43,308	$19,886	$5,875

(A)

The above table reflects the net impact of changes to uncertain tax benefits and valuation allowance. Reductions in unrecognized tax benefits due to lapse of statute of limitations has been fully offset with an increase to valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)	December 31,	December 31,
	2023	2022
Deferred tax assets:
Accrued employee benefit plan costs	$6,678	$8,726
Stock based compensation	1,838	991
Net operating loss and tax credit carryforwards	596,093	448,624
Disallowed business interest expense carryforward	14,764	10,935
Capital loss carryforward	5,607	2,027
Other	7,195	2,656
Gross deferred tax assets	632,175	473,959
Less valuation allowance	(591,720)	(441,893)
Net deferred tax assets	40,455	32,066
Deferred tax liabilities:
Depreciation and amortization	(40,294)	(30,959)
Outside basis difference deferred tax liability	(2,891)	(2,891)
Foreign interest withholding tax	(1,154)	(1,072)
Other	1,628	692
Gross deferred tax liabilities	(42,711)	(34,230)
Net deferred tax liabilities	$(2,256)	$(2,164)

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $320.8 million, which includes $131.0 million of net operating losses subject to an IRC Section 382 limitation. As of December 31, 2022, the Company had $445.6 million of U.S. federal net operating losses, which includes $166.2 million of net operating losses subject to an IRC Section 382 limitation. We have U.S. net operating losses of $39.3 million that will begin expiring in 2035 and $281.5 million having indefinite carryforward periods. We have $405.3 million of U.S. foreign tax credits as of December 31, 2023 that will expire beginning in 2027. We have foreign net operating loss carryforwards of $471.5 million that will expire beginning in 2025 with many having indefinite carryforward periods. We have $7.8 million of non-U.S. foreign tax credits as of December 31, 2023.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings in 2017 is considered a change in ownership for purposes of IRC Section 382. The Company’s annual limitation under the IRC is approximately $15.0 million which is based on our value as of the ownership change date. In addition, the merger with GulfMark in 2018 resulted in a change in ownership of GulfMark for purposes of IRC Section 382. The GulfMark ownership change results in an annual limitation of approximately $5.6 million on GulfMark’s tax attributes generated prior to the ownership change date, which begin to expire in 2035. The Company has recorded a valuation allowance on the net operating loss balance as it believes that it is more likely than not that the deferred tax asset will not be realized.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated, were the cumulative losses for financial reporting purposes that were incurred for the years ending December 31, 2023, 2022 and 2021. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and tax planning strategies.

Based on this evaluation, for the period ended December 31, 2023, a valuation allowance of $591.7 million was recorded against our net deferred tax asset. For the period ended December 31, 2022, a valuation allowance of $441.9 million was recorded against our net deferred tax asset. The increase in the valuation allowance was primarily attributable to the additional valuation allowance on foreign tax credits that were previously reduced by uncertain tax positions which were released by a statute of limitation expiration. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies.

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

Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Considering the significant changes made by the Tax Act, the Company will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, the Company is indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided for such earnings. As of December 31, 2023, the non-U.S. positive unremitted earnings, for which the Company is indefinitely reinvested, are $153.7 million. It is not practicable for the Company to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. The Company decides each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities could result.

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

Our balance sheet reflects the following in accordance with ASC 740:

(In Thousands)	December 31,	December 31,
	2023	2022
Tax liabilities for uncertain tax positions	$27,319	$35,468
Income tax payable	30,909	29,009
Income tax receivable	3,354	1,502

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2023 and 2022, are $13.6 million and $15.8 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In Thousands)

Balance at December 31, 2020	$351,047
Additions based on tax positions related to a prior year	53
Settlement and lapse of statute of limitations	18,515
Reductions based on tax positions related to a prior year	(35,962)
Balance at December 31, 2021 (A)	$333,653
Additions based on tax positions related to the current year	744
Additions based on tax positions related to a prior year	10,155
Settlement and lapse of statute of limitations	(167,170)
Balance at December 31, 2022 (A)	$177,382
Additions based on tax positions related to the current year	212
Additions based on tax positions related to a prior year	1,869
Settlement and lapse of statute of limitations	(165,065)
Reductions based on tax positions related to a prior year	(712)
Balance at December 31, 2023	$13,686

(A)	The gross balance reported as uncertain tax positions is largely offset by $157.7 million of foreign tax credits and other tax attributes.

It is reasonably possible that a decrease of $9.0 million in unrecognized tax benefits may be necessary within the coming year due to the lapse of statutes of limitations or audit settlements.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $20.9 million and $22.5 million as of December 31, 2023 and  December 31, 2022 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for fiscal years prior to March 2017. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

(7)     LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment. Contracts containing assets that we benefit from and control are recognized on our balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognized lease expense for these leases on a straight-line basis over the lease term. We combine the lease and non-lease components for all lease agreements. Certain leases include one or more options to renew with renewal terms that can extend the lease term from one to twenty-six years. The exercise of lease renewal options is at our sole discretion and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants or options to purchase the leased property. The amount of right of use assets and lease liabilities recorded on our Consolidated Balance Sheet at December 31, 2023 and 2022, respectively, are as follows.

Leases (In Thousands)	Classification	December 31, 2023	December 31, 2022
Assets:
Operating	Other assets	$7,212	$7,046
Liabilities:
Current
Operating	Other current liabilities	1,793	2,111
Noncurrent
Operating	Other liabilities	5,302	5,505
Total lease liabilities		$7,095	$7,616

Future payments to be made on our operating lease liabilities at December 31, 2023 will be as follows.

Maturity of lease liabilities (In Thousands)	Operating leases
2024	$2,884
2025	1,807
2026	1,521
2027	937
2028	523
After 2028	787
Total lease payments	8,459
Less: Interest	(1,364)
Present value of lease liabilities	$7,095

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Lease costs included in general and administrative expense for the years ended  December 31, 2023, 2022 and 2021, respectively, are as follows.

(In Thousands)		Year Ended	Year Ended	Year Ended
Lease costs	Classification	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease costs	General and administrative	$1,798	$1,485	$1,369
Short-term leases	General and administrative	2,496	3,088	2,529
Variable lease costs	General and administrative	648	494	412
Net lease cost		$4,942	$5,067	$4,310

Our weighted average remaining lease term and weighted average discount rate at December 31, 2023 is as follows.

Lease term and discount rate	December 31, 2023
Weighted average remaining lease term in years	2.5
Weighted average discount rate	7.73%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the years ended  December 31, 2023, 2022 and 2021 was $3.8 million, $2.4 million and $1.8 million, respectively. Right of use assets obtained in exchange for operating lease obligations were $3.1 million, $5.0 million and $0.3 million, for the years ended  December 31, 2023, 2022 and 2021, respectively.

(8)	ASSETS HELD FOR SALE, ASSET SALES AND ASSET IMPAIRMENTS

In 2019, we implemented a plan, amended in 2020, (the 2019/2020 plan) to sell or recycle certain of our vessels under a strategic decision to remove assets that were not part of our long-term plans. We designated a total of 88 vessels for sale or recycling under this program and classified these vessels as assets held for sale. During 2021, we sold or recycled a total of nine vessels that were classified as held for sale, added seven vessels to our assets held for sale under the 2019/2020 plan, moved three vessels back into our active fleet and had 18 vessels remaining in the held for sale account as of December 31, 2021. In addition, we sold ten vessels from our active fleet in 2021. One of the vessel sales was to a third-party operator, Jackson Offshore, whose Chief Operating Officer, Matthew Rigdon, is the son of Larry Rigdon, the former chairman of our Board of Directors. This vessel was sold for proceeds of $11.4 million, all of which was collected in the second quarter of 2021, and we recognized a gain of $4.3 million on the sale. During 2022, we sold or recycled 12 vessels that were classified as held for sale, added three vessels to held for sale under 2019/2020 plan, moved one vessel back into our active fleet and have eight vessels remaining in the held for sale account as of December 31, 2022. During 2023, we sold or recycled a total of eight of the vessels that were classified as held for sale and had no vessels remaining in the held for sale account as of December 31, 2023. We also sold seven vessels from our active fleet in 2023. We realized proceeds from sales or recycling of vessels and other assets for the years ended  December 31, 2023, 2022 and 2021 of $15.5 million, $13.6 million and $34.0 million, respectively. We have completed the 2019/2020 plan.

See the following tables for additions and dispositions related to assets held for sale as well as net gains (losses) on sales of vessels and impairments recorded when the assets were valued at net realizable value upon classification as held for sale.

Following is the activity in assets held for sale during the years ended December 31:

(In Thousands, except number of vessels)	Number of Vessels	2023	Number of Vessels	2022	Number of Vessels	2021

Beginning balance	8	$4,195	18	$14,421	23	$34,396
Additions	—	—	3	2,561	7	18,096
Sales	(8)	(4,195)	(12)	(11,287)	(9)	(15,433)
Reactivation	—	—	(1)	(1,500)	(3)	(7,250)
Impairment	—	—	—	—	—	(15,388)
Ending balance	—	$—	8	$4,195	18	$14,421

Following is the summary of vessel sales and the gains on sales of vessels for the years ended December 31:

(In Thousands, except number of vessels)	2023	2022	2021

Vessels sold from active fleet	7	2	10
Gain on sale of active vessels, net	$5,613	$553	$3,499

Vessels sold/recycled from assets held for sale	8	12	9
Gain (loss) on vessels sold/recycled from assets held for sale, net	$3,088	$5	$(6,209)
Total vessels sold/recycled	15	14	19
Total gain (loss) on sales of vessels, net	$8,701	$558	$(2,710)

During the year ended  December 31, 2021, we recorded $13.7 million in impairment related to our assets held for sale. No long-lived asset impairment expense was recorded in 2023 or 2022. Also, in 2022 and 2021, we recaptured $0.5 million and $1.7 million, respectively, of impairment expense related to vessels held for sale that we reactivated.

In conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service parts and supplies inventory and charged $1.2 million and $1.9 million, respectively, of impairment expense for the years ended  December 31, 2022 and 2021. No impairment was recorded in 2023. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

Impairments incurred during 2021 were primarily the result of our customers' reduction in offshore exploration and production expenditures caused by the ongoing and sustained low levels of oil and gas prices as well as our efforts to reduce the oversupply of vessels through the sale and recycling of vessels.

During the years ended  December 31, 2023, 2022 and 2021, we have not identified conditions or circumstances that would indicate impairment of any of our long-lived asset groups. We continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(9)	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We did not contribute to the plan during the three years ended December 31, 2023. We may contribute to this plan in 2024, but the amount, if any, has not been determined.

During the second quarter of 2023, we entered into an agreement committing the pension plan to use a portion of its assets to purchase an annuity from an insurance company (Insurer) to transfer approximately $11.8 million of the pension plan’s pension liabilities. Under the terms of this agreement, we irrevocably transferred to the Insurer all future pension plan benefit obligations for approximately  500 Tidewater participants (Transferred Participants) effective in April 2023. This annuity transaction was funded entirely with existing pension plan assets. The Insurer assumed responsibility for administrative and customer service support of the pension plan, including distribution of payments to the Transferred Participants. We recognized a $1.8 million settlement gain in the second quarter of 2023 in connection with this transaction.

The pension plan was amended to allow active and terminated plan participants to elect a lump sum distribution for a defined period during 2023. Approximately 50 plan participants opted to take the lump sum distribution receiving total proceeds of $2.2 million funded entirely from pension plan assets. We recognized a $0.5 million settlement gain in the fourth quarter of 2023 in connection with this transaction.

Supplemental Executive Retirement Plan

We offered a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010 and was frozen effective January 1, 2018. We contributed $1.6 million for each of the years ended December 31, 2023, 2022 and 2021. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

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

The pension plan portfolio is broadly diversified across equity, fixed income and alternative investments. The weightings of the equity portfolio will follow the MSCI All County World Index. The fixed income portion of the pension plan will allocate at least 75% of assets to investment-grade bonds. Alternative investments are allowed to be made. Low-liquidity alternative assets are also permitted but will have an overall target of less than 25% of the asset allocation.

The cash flow requirements of the pension plan are analyzed at least annually. The plan does not invest in Tidewater stock.

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The pension plan assets are periodically evaluated for concentration risks.

U.S. Pension Plan Asset Allocations

The following table provides the actual asset allocations for the pension plan:

	Actual as of	Actual as of
	December 31, 2023	December 31, 2022
U.S. Pension plan:
Cash	3%	3%
Debt securities	33%	28%
Equity securities	64%	69%
Total	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, except for investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for our domestic pension plan measured at fair value as of December 31, 2023:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities	$19,773	$14,212	$57	$5,504	$—
Debt securities	10,058	296	9,762	—	—
Cash and cash equivalents	1,012	—	1,012	—	—
Total fair value of plan assets	$30,843	$14,508	$10,831	$5,504	$—

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2022, are as follows:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities, primarily exchange traded funds	$31,196	$26,847	$1,147	$3,202	$—
Debt securities	12,928	3,434	9,494	—	—
Cash and cash equivalents	1,254	—	1,254	—	—
Total fair value of plan assets	$45,378	$30,281	$11,895	$3,202	$—

In 2023 and 2022, the pension plan purchased $3.0 million and $3.0 million, respectively, in assets classified as Level 3 securities under the fair value hierarchy. The fair value of these investments was determined by nationally recognized, independent valuation firms.

Plan Assets and Obligations

Changes in combined plan assets and obligations and the funded status of the U.S. defined benefit pension plan and the supplemental plan (Pension Benefits), are as follows:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of the period	$64,273	$84,308	$88,960
Interest cost	2,873	2,313	2,168
Benefits paid	(5,104)	(5,667)	(5,693)
Actuarial (gain) loss (A)	1,916	(16,681)	(1,127)
Settlement	(13,861)	—	—
Benefit obligation at end of the period	$50,097	$64,273	$84,308
Change in plan assets:
Fair value of plan assets at beginning of the period	$45,378	$56,779	$56,495
Actual return	2,827	(7,337)	4,374
Employer contributions	1,603	1,603	1,603
Benefits paid	(5,104)	(5,667)	(5,693)
Settlement	(13,861)	—	—
Fair value of plan assets at end of the period	30,843	45,378	56,779
Unfunded status at end of the period	$(19,254)	$(18,895)	$(27,529)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,572)	$(1,575)	$(1,578)
Noncurrent liabilities	(17,682)	(17,320)	(25,951)
Net amount recognized	$(19,254)	$(18,895)	$(27,529)

(A) The change in the actuarial (gain) loss for the three years ended December 31, 2023 was primarily attributable to changes in the discount rate.

The following table provides combined information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In Thousands)	December 31,	December 31,
	2023	2022
Projected and accumulated benefit obligation	$50,097	$64,273
Fair value of plan assets	30,843	45,378

Net periodic combined benefit cost for the pension plans and the supplemental plan includes the following components:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Interest cost	$2,873	$2,313	$2,168
Expected return on plan assets	(2,111)	(3,006)	(2,174)
Amortization of net actuarial losses	(146)	63	145
Settlement/curtailment loss	(2,177)	—	—
Net periodic pension cost	$(1,561)	$(630)	$139

The components of the net periodic combined pension cost are included in the caption “Interest income and other, net.”

Other changes in combined plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
(In Thousands)	Year Ended December 31,
	2023	2022	2021
Total net (gain) loss recognized in other comprehensive (income) loss	$3,522	$(6,404)	$(3,472)

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 5.25% and 5.47% were used to determine net benefit obligations as of December 2023 and 2022, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2023	2022
Discount rate	5.5%	2.9%
Expected long-term rate of return on assets	6.4%	5.5%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2023, we expect that the combined benefits for the pension and the supplemental plan to be paid over the next ten years will be as follows:

Pension
Year ending December 31, (In Thousands)	Benefits
2024	$4,710
2025	4,648
2026	4,567
2027	4,466
2028	4,360
2029 – 2033	19,834
Total 10-year estimated future benefit payments	$42,585

Defined Contribution Plans

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective October 31, 2021, we matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. For the years ended December 31, 2023, 2022 and 2021, we contributed $0.4 million, $0.3 million and $0.1 million, respectively.

The plan held no shares of Tidewater common stock for the years ended December 31, 2023 and 2022, respectively.

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

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund (MNOPF) and the Merchant Navy Ratings Pension Fund (MNRPF). At December 31, 2023 and 2022, we had recorded $1.5 million and $1.3 million, respectively, related to these liabilities. An actuarial firm calculates the status of the funds every several years. The last assessment was completed in March 2021 for the MNOPF Plan and March 2020 for the MNRPF Plan and the plan assets exceed 90% of the projected benefit obligations for both plans. We expense $0.2 million per annum for these plans.

(10)     STOCK-BASED COMPENSATION AND INCENTIVE PLANS

As of December 31, 2023, the Tidewater Inc. 2021 Stock Incentive Plan (2021 Plan), the Tidewater Inc. 2017 Stock Incentive Plan (2017 Plan) and the GulfMark Management Incentive Plan (Legacy GLF Plan) are our three remaining active equity incentive plans and the only types of awards outstanding under either plan are restricted stock units (RSUs) and stock options that settle in shares of Tidewater common stock.

The number of shares available for future grants are as follows:

	Year Ended December 31,
	2023	2022	2021
Shares of common stock available for future grants	1,521,436	2,466,167	3,037,187

Restricted Stock Units

We have granted RSUs to key employees, including officers and non-employee directors. We have generally awarded time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price.

We have also awarded performance-based RSUs that measure certain performance criteria or market based criteria, where each unit represents the right to receive, at the end of a service period, between zero and two shares of Tidewater common stock, depending on the level of achievement of the performance criteria or defined market condition and the completion of the service requirement, with no exercise price based on various operating and financial metrics. The fair value of the time-based RSUs is based on the market price of our common stock on the date of grant and, in the case of performance based RSUs, on the estimated level of achievement expected to be realized. For the performance based RSUs that contain a market condition, the fair value of the awards are estimated using a lattice based Monte Carlo simulation. The restrictions on the time-based RSUs awarded to key employees lapse over a three-year period from the date of the award. The restrictions on the time-based RSUs awarded to non-employee directors lapse over a one-year period. Time-based RSUs require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if we meet specific targets as defined.

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

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average	Time	Weight-average
	Grant-Date	Based	Grant Date	Performance
	Fair Value	Units	Fair Value	Based Units
Non-vested balance at December 31, 2020	$8.95	732,083	$24.50	30,449
Granted	13.26	452,403	—	—
Vested	10.97	(406,604)	—	—
Cancelled/forfeited	24.50	(1,769)	—	—
Non-vested balance at December 31, 2021	$10.37	776,113	$24.50	30,449
Granted	14.46	448,433	12.72	126,724
Vested	10.62	(355,226)	24.50	(15,225)
Cancelled/forfeited	12.72	(3,000)	24.50	(15,224)
Non-vested balance at December 31, 2022	$12.33	866,320	$12.72	126,724
Granted	40.45	247,874	39.91	61,856
Vested	13.08	(393,374)	—	—
Cancelled/forfeited	21.12	(11,827)	—	—
Non-vested balance at December 31, 2023	$21.58	708,993	$21.64	188,580

Restrictions on approximately 356,000 time-based units outstanding at December 31, 2023 will lapse during fiscal 2024.

Restricted stock unit compensation expense and grant date fair value are as follows:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Grant date fair value of restricted stock units vested	$5,407	$3,561	$4,460
Restricted stock unit compensation expense	10,755	6,469	5,638

As of December 31, 2023, total unrecognized RSU compensation costs totaled approximately $14.4 million, or $11.4 million net of tax, which will be recognized over a weighted average period of two years, compared to $10.0 million, or $7.9 million net of tax, at December 31, 2022 and $3.3 million, $2.6 million net of tax, at December 31, 2021. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the years ended December 31, 2023, 2022 and 2021. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Stock Options

During 2020 and 2021, Tidewater granted an aggregate of 603,756 stock options, all of which remained outstanding and 517,370 of which were exercisable as of December 31, 2023. The fair value of the options on the grant dates, as determined under the Black Scholes model, range from $3.23 per option to $3.69 per option. The weighted average exercise price of unexercised options at December 31, 2023 was $11.46, with a weighted average remaining contractual term of 6.8 years. The stock options vest ratably over a three-year period and have a life of ten years. As of December 31, 2023, there was $0.1 million of unrecognized compensation costs related to the stock options that is expected to be recognized over a weighted-average period of 0.3 years.

(11)	STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2023	2022
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	52,259,303	50,554,179
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

In November 2023, we announced the authorization of our Board of Directors to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for an aggregate of $35.4 million ($59.91 per share), including commissions and excise taxes. No shares were repurchased during the years ended December 31, 2022 and 2021.

Dividend Program

There were no dividends declared during the years ended December 31, 2023, 2022 and 2021.

Warrants

During 2017, we issued 11,543,814 New Creditor Warrants, each with an exercise price of $0.001 and exercisable for one share of our common stock. As of December 31, 2023, we had 81,244 New Creditor Warrants outstanding.

Prior to August 1, 2023, we had outstanding Series A Warrants, with an exercise price of $57.06 and Series B Warrants, with an exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of approximately 2.0 million Series A Warrants and Series B Warrants were exercised and we issued 1.9 million shares of common stock in exchange for $111.5 million in cash proceeds. All remaining unexercised Series A Warrants and Series B Warrants, approximately 3.1 million in the aggregate, expired according to their terms on July 31, 2023.

In conjunction with the GulfMark merger, Tidewater assumed approximately 2.3 million Creditor Warrants (GLF Creditor Warrants), with an exercise price of $0.01, and approximately 0.8 million Equity Warrants (GLF Equity Warrants) with an exercise price of $100. Each GLF Creditor Warrant and GLF Equity Warrant is exercisable for 1.1 shares of Tidewater common stock on substantially the same terms and conditions as provided in the governing warrant agreements. As of December 31, 2023, we had 91,436 GLF Creditor Warrants outstanding. No GLF Equity Warrants have been exercised.

In connection with the acquisition of SPO, Tidewater issued 8.1 million SPO Acquisition Warrants, each with an exercise price of $0.001 and exercisable for one share of our common stock. During the second half of 2022, we completed two common stock public offerings to facilitate the redemption of the SPO Acquisition Warrants, including an offering for 4,048,000 shares at $17.85 per share completed on August 12, 2022, and an offering for 3,987,914 shares at $30.25 per share completed on November 10, 2022 (the Offerings). The Offerings resulted in net proceeds (after expenses) of approximately $187.8 million that we used to redeem 8,035,914 SPO Acquisition Warrants, which we subsequently cancelled.

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

Under the indemnification provisions of the SPA and the SPA Amendment, Banyan requested that we allow them to settle approximately $1.4 million in indemnified liabilities by surrendering the equivalent value in SPO Acquisition Warrants. We granted Banyan’s request, and during 2022, settled the agreed upon indemnification liability in exchange for the surrender of 64,086 SPO Acquisition Warrants that we subsequently cancelled. As of December 31, 2022, no SPO Acquisition Warrants remained outstanding.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Balance at December 31	$8,576	$2,668	$(804)
Unrealized gain (loss) on note receivable	213	(496)	—
Pension benefits recognized in OCI	(3,523)	6,404	3,472
Balance at December 31	$5,266	$8,576	$2,668

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

(13)	ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

A summary of accrued expenses as of December 31, is as follows:

(In Thousands)
	2023	2022
Payroll and related payables	$34,989	$35,425
Accrued vessel expenses	48,076	47,307
Accrued interest expense	17,128	2,037
Other accrued expenses	25,397	20,749
	$125,590	$105,518

A summary of other current liabilities as of December 31, is as follows:

(In Thousands)
	2023	2022
Taxes payable	$44,461	$39,355
Other	10,672	10,968
	$55,133	$50,323

A summary of other liabilities as of December 31, is as follows:

(In Thousands)
	2023	2022
Pension liabilities	$19,003	$17,383
Liability for uncertain tax positions	27,319	35,468
Other	18,663	14,992
	$64,985	$67,843

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

(In Thousands)	Year Ended December 31,
	2023	2022	2021
Revenues:
Vessel revenues:
Americas	$237,205	$146,871	$102,151
Asia Pacific	122,235	64,231	18,142
Middle East	135,375	110,375	84,395
Europe/Mediterranean	230,217	129,578	80,914
West Africa	273,961	190,349	75,967
Total vessel revenues	998,993	641,404	361,569
Other operating revenues	10,992	6,280	9,464
Total revenues	1,009,985	647,684	371,033
Vessel operating profit (loss):
Americas	42,964	12,016	(11,270)
Asia Pacific	38,471	3,726	4,896
Middle East	(1,051)	(1,093)	(6,070)
Europe/Mediterranean	33,687	18,844	(16,968)
West Africa	98,447	43,112	(16,985)
Total vessel operating profit (loss)	212,518	76,605	(46,397)
Other operating profit	6,650	4,150	7,233
	219,168	80,755	(39,164)
Corporate expenses	(45,654)	(53,583)	(36,908)
Gain (loss) on asset dispositions, net	8,701	250	(2,901)
Affiliate credit loss impairment expense	—	—	(400)
Long-lived asset impairments and other	—	(714)	(15,643)
Operating income (loss)	$182,215	$26,708	$(95,016)
Depreciation and amortization:
Americas	$41,215	$29,920	$30,856
Asia Pacific	10,669	5,960	4,484
Middle East	26,566	24,236	21,508
Europe/Mediterranean	63,152	27,734	28,163
West Africa	36,508	28,534	26,196
Corporate and other	2,221	2,776	3,337
Total depreciation and amortization	$180,331	$119,160	$114,544
Additions to properties and equipment:
Americas	$2,916	$4,468	$—
Asia Pacific	7,839	317	(42)
Middle East	3,016	3,911	—
Europe/Mediterranean	7,320	1,302	764
West Africa	19,593	2,923	6,341
Corporate	5,168	3,716	1,888
Total additions to properties and equipment	$45,852	$16,637	$8,951
Total assets:
Americas	$418,151	$309,985	$278,394
Asia Pacific	167,085	148,684	28,564
Middle East	191,927	197,054	154,723
Europe/Mediterranean	671,626	282,670	293,760
West Africa	421,054	285,965	223,988
Corporate	192,931	73,298	116,351
Total assets	$2,062,774	$1,297,656	$1,095,780

The following table discloses our customers that accounted for 10% or more of total revenues:

	Year Ended December 31,
	2023	2022	2021
Eni S.p.A	10.3%	*	*
Chevron Corporation	*	12.3%	15.7%
Saudi Aramco	*	*	11.8%

* Less than 10% of total revenues.

(15)	RESTRUCTURING CHARGES

In 2022, we recorded additional severance costs relating to the SPO Acquisition. Lease exit and severance and integration costs are included in general and administrative expenses in our Consolidated Statements of Operations.

Activity for the lease exit and severance and integration liabilities for the three years ended December 31, 2023 were:

			Severance and
	Lease Exit Costs		Integration Costs
(In Thousands)	Europe/
	Mediterranean	Corporate	Company	Total
Balance at December 31, 2020	$1,556	$1,779	$—	$3,335
Charges	96	78	—	174
Cash payments	(505)	(1,495)	—	(2,000)
Balance at December 31, 2021	$1,147	$362	$—	$1,509
Charges	(146)	26	5,800	5,680
Cash payments	(376)	(388)	—	(764)
Balance at December 31, 2022	$625	$—	$5,800	$6,425
Charges	27	—	—	27
Cash payments	(652)	—	(5,800)	(6,452)
Balance at December 31, 2023	$—	$—	$—	$—

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

As of December 31, 2023, the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three-month period ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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

2.5	Share Purchase Agreement, dated as of March 9, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on March 10, 2022, File No. 1-6311).

2.6	Closing Agreement and Amendment to Share Purchase Agreement, dated April 22, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.6 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.7	Second Amendment to Share Purchase Agreement, dated as of June 27, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.7 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.8	Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated March 7, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023).

2.9	First Amendment to Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated June 20, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

3.1	Amended and Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on July 31, 2017, File No. 1-6311).

3.2

Second Amended and Restated By-Laws of Tidewater Inc., dated November 15, 2018 (filed with the Commission as Exhibit 3.2 to the company’s registration statement on Form 8-A on November 15, 2018, File No. 1-6311).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (filed with the Commission as Exhibit 3.1 to the company’s current report on Form 8-K on April 14, 2020, File No. 1-6311).

4.1*	Description of Registered Securities of Tidewater Inc.

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

4.4	Intercreditor Agreement, dated November 16, 2021, by and among Tidewater Inc., certain subsidiaries thereof, DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (filed with the Commission as Exhibit 4.3 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.5	Guarantee Agreement, dated November 16, 2021, among Tidewater Inc., Nordic Trustee AS as Security Agent, and the original guarantors named therein (filed with the Commission as Exhibit 4.4 to the company’s current report on Form 8-K on November 17, 2021, File No. 1-6311).

4.6	Bond Terms for 10.375% Senior Unsecured Bonds due 2028, Dated June 30, 2023, by and between Tidewater Inc. and Nordic Trustee AS, as Bond Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

10.1	Restructuring Support Agreement, dated May 11, 2017 (filed with the Commission as Schedule 1 to Exhibit A to Exhibit T3E.1 of the Form T-3 filed on May 12, 2017, File No. 22-29043).

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

10.31+	Form of Severance and Change of Control Agreement effective March 9, 2021 entered into with each of Quintin V. Kneen, Chief Executive Officer, Sam R. Rubio, Chief Financial Officer, David E. Darling, Chief Operating Officer, and Daniel A. Hudson, General Counsel (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q filed on May 6, 2021, File No. 1-6311).

10.32+	Cooperation Agreement, dated May 3, 2021, by and among Tidewater Inc., The Ravenswood Investment Company L.P., Robotti & Company, Incorporated, Robotti & Company Advisors, LLC, Robotti Securities, LLC, Ravenswood Management Company, L.L.C., Ravenswood Investments III, L.P., the Suzanne & Robert Robotti Foundation Inc., Suzanne Robotti and Robert E. Robotti (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 3, 2021, File No. 1-6311).

10.33+	Tidewater Inc. Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on May 21, 2021, File No. 1-6311).

10.34+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.11 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.35+	Form of Incentive Agreement for the Grant of Restricted Stock under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.12 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.36+	Non-employee Directors Deferred Compensation Plan (filed with the Commission as Exhibit 10.13 to the company’s quarterly report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.37+	Form of Award Agreement for Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q filed on November 3, 2022).

10.38+	Form of Award Agreement for Performance Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q filed on November 3, 2022).

10.39	Registration Rights Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Banyan Overseas Limited (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.40	First Amendment to Registration Rights Agreement, by and between Tidewater Inc. and Banyan Overseas Limited, dated as of June 27, 2022. (filed with the Commission as Exhibit 10.9 to the company’s quarterly report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

10.41	Warrant Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and American Stock Transfer & Trust Company, LLC (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.42	Transitional Trademark License Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Swire Pacific Limited (filed with the Commission as Exhibit 10.3 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.43	Transition Services Agreement, dated as of April 22, 2022, by and among Tidewater Inc. and Banyan Overseas Limited (filed with the Commission as Exhibit 10.4 to the company’s current report on Form 8-K filed on April 26, 2022, File No. 1-6311).

10.44	Warrant Repurchase Agreement, dated August 9, 2022, by and between Tidewater Inc. and Banyan Overseas Limited (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

10.45	Warrant Repurchase Agreement, dated November 8, 2022, by and between Tidewater Inc. and Banyan Overseas Limited (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2022).

10.46	Credit Agreement, dated as of June 30, 2023, by and among TDW International Vessels (Unrestricted), LLC, as borrower, Tidewater Inc., as parent guarantor, certain other unrestricted subsidiaries of Tidewater Inc., as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch, as facility agent, security trustee and ECA coordinator, and DNB Markets, Inc. as bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

10.47+	Form of Non-Employee Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2023).

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy for Recovery of Erroneously Awarded Compensation.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2024.

TIDEWATER INC.
(Registrant)

By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2024.

/s/ Quintin V. Kneen
Quintin V. Kneen, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Samuel R. Rubio
Samuel R. Rubio, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dick H. Fagerstal
Dick H. Fagerstal, Chairman of the Board of Directors

/s/ Darron M. Anderson
Darron M. Anderson, Director

/s/ Melissa Cougle
Melissa Cougle, Director

/s/ Louis A. Raspino
Louis A. Raspino, Director

/s/ Robert E. Robotti
Robert E. Robotti, Director

/s/ Kenneth H. Traub
Kenneth H. Traub, Director

/s/ Lois K. Zabrocky
Lois K. Zabrocky, Director