Form 10-Q
period 2024-03-31
TIDEWATER INC
filed 2024-05-02
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

52,762,223 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2024.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$280,853	$274,437
Restricted cash	6,474	1,241
Trade and other receivables, net of allowance for credit losses of $3,687 and $15,914 at March 31, 2024 and December 31, 2023, respectively	285,968	268,352
Marine operating supplies	24,767	31,933
Prepaid expenses and other current assets	17,447	15,172
Total current assets	615,509	591,135
Net properties and equipment	1,286,618	1,315,122
Deferred drydocking and survey costs	128,639	106,698
Indemnification assets	16,642	17,370
Other assets	30,408	32,449
Total assets	$2,077,816	$2,062,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,774	$44,931
Accrued expenses	132,190	125,590
Current portion of long-term debt	103,009	103,077
Other current liabilities	52,164	55,133
Total current liabilities	339,137	328,731
Long-term debt	620,329	631,361
Other liabilities	63,197	64,985

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 52,759,223 and 52,259,303 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	53	52
Additional paid-in capital	1,646,061	1,671,759
Accumulated deficit	(594,347)	(637,838)
Accumulated other comprehensive income	5,209	5,266
Total stockholders’ equity	1,056,976	1,039,239
Noncontrolling interests	(1,823)	(1,542)
Total equity	1,055,153	1,037,697
Total liabilities and equity	$2,077,816	$2,062,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Vessel revenues	$318,686	$191,180
Other operating revenues	2,478	1,924
Total revenue	321,164	193,104
Costs and expenses:
Vessel operating costs	167,556	115,459
Costs of other operating revenues	1,150	1,151
General and administrative	25,329	23,545
Depreciation and amortization	56,270	30,666
Gain on asset dispositions, net	(11,039)	(2,216)
Total costs and expenses	239,266	168,605
Operating income	81,898	24,499
Other income (expense):
Foreign exchange gain (loss)	(4,085)	2,348
Equity in net losses of unconsolidated companies	(5)	—
Interest income and other, net	1,483	130
Interest and other debt costs, net	(19,476)	(4,190)
Total other expense	(22,083)	(1,712)
Income before income taxes	59,815	22,787
Income tax expense	13,070	11,971
Net income	46,745	10,816
Net income (loss) attributable to noncontrolling interests	(281)	78
Net income attributable to Tidewater Inc.	$47,026	$10,738
Basic income per common share	$0.90	$0.21
Diluted income per common share	$0.89	$0.21
Weighted average common shares outstanding	52,320	50,604
Dilutive effect of warrants, restricted stock units and stock options	580	1,368
Adjusted weighted average common shares	52,900	51,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$46,745	$10,816
Other comprehensive income (loss):
Unrealized gain (loss) on note receivable	80	(132)
Change in liability of pension plans	(137)	(190)
Total comprehensive income	$46,688	$10,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Operating activities:
Net income	$46,745	$10,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,811	21,048
Amortization of deferred drydocking and survey costs	17,459	9,618
Amortization of debt premium and discounts	1,814	420
Amortization of below market contracts	(1,206)	—
Provision for deferred income taxes	73	35
Gain on asset dispositions, net	(11,039)	(2,216)
Stock-based compensation expense	2,766	2,103
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(17,616)	(25,733)
Accounts payable	6,843	25,829
Accrued expenses	6,600	1,830
Deferred drydocking and survey costs	(40,018)	(31,325)
Other, net	3,533	369
Net cash provided by operating activities	54,765	12,794
Cash flows from investing activities:
Proceeds from asset dispositions	12,463	5,716
Additions to properties and equipment	(10,942)	(8,651)
Net cash provided by (used in) investing activities	1,521	(2,935)
Cash flows from financing activities:
Principal payments on long-term debt	(12,500)	—
Purchase of common stock	(3,501)	—
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)
Debt issuance costs	(135)	—
Share based awards reacquired to pay taxes	(28,462)	(3,747)
Net cash used in financing activities	(44,598)	(5,174)
Net change in cash, cash equivalents and restricted cash	11,688	4,685
Cash, cash equivalents and restricted cash at beginning of period	277,965	167,977
Cash, cash equivalents and restricted cash at end of period	$289,653	$172,662

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$15,621	$98
Income taxes	$15,603	$17,057

Cash, cash equivalents and restricted cash at March 31, 2024 includes $2.3 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2023	$52	$1,671,759	$(637,838)	$5,266	$(1,542)	$1,037,697
Total comprehensive income (loss)	—	—	47,026	(57)	(281)	46,688
Issuance of common stock	1	(1)	—	—	—	—
Repurchase and retirement of common stock	—	—	(3,535)	—	—	(3,535)
Amortization of share-based awards	—	(25,697)	—	—	—	(25,697)
Balance at March 31, 2024	$53	$1,646,061	$(594,347)	$5,209	$(1,823)	$1,055,153

Balance at December 31, 2022	$51	$1,556,990	$(699,649)	$8,576	$22	$865,990
Total comprehensive income (loss)	—	—	10,738	(322)	78	10,494
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	(1,644)	—	—	—	(1,644)
Balance at March 31, 2023	$51	$1,553,919	$(688,911)	$8,254	$100	$873,413

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity of Tidewater Inc., a Delaware corporation, and its consolidated subsidiaries, collectively referred to as the “company”, “Tidewater”, “we”, “our”, or “us”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (2023 Annual Report). In the opinion of management, the accompanying financial information reflects all normal recurring adjustments necessary to fairly state our results of operations, financial position and cash flows for the periods presented and are not indicative of the results that may be expected for a full year.

Our quarterly results for the three months ended March 31, 2024 and financial position as of December 31, 2023 as reported in this Quarterly Report on Form 10Q includes the results of an acquisition consummated in the third quarter of 2023. On July 5, 2023, we finalized an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we acquired from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels for an aggregate purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. See “Note (8) Debt” for additional disclosure on these debt instruments.

We have determined that, under the provisions of FASB Accounting Standard Codification (ASC) 805, substantially all of the fair value of the gross assets acquired is concentrated in similar identifiable assets and accordingly, the Solstad Acquisition is considered an asset acquisition. The cost of the asset acquisition was primarily allocated to the Net Properties and Equipment with the remaining cost allocated to various other individual assets acquired and liabilities assumed based on their relative fair values.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

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

Activity in the allowance for credit losses for the three months ended March 31, 2024 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2024	$15,914
Current period credit for expected credit losses	(987)
Write offs (A)	(10,908)
Other	(332)
Balance at March 31, 2024	$3,687

(A)	Write off of the remaining balance due from our Nigerian joint venture.

(4)	REVENUE RECOGNITION

See “Note (12) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2024, we had $5.5 million of deferred mobilizations costs included within prepaid expenses and other current assets and $1.8 million of deferred mobilization costs included in other assets.

At March 31, 2024, we had $5.7 million of deferred mobilization revenue included within accrued expenses and $2.6 million of deferred mobilization revenue included in other liabilities related to unsatisfied performance obligations that will be recognized from 2024 through 2026.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the three months ended March 31, 2024 and 2023, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at December 31, 2023 and 2022	$5,266	$8,576
Unrealized gain (loss) on note receivable	80	(132)
Pension benefits recognized in OCI	(137)	(190)
Balance at March 31, 2024 and 2023	$5,209	$8,254

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	March 31, 2024	March 31, 2023
Common shares outstanding	52,759,223	50,780,847
New creditor warrants (strike price $0.001 per common share)	81,244	81,244
GulfMark creditor warrants (strike price $0.01 per common share)	88,887	107,877
Restricted stock units and stock options	582,908	1,637,393
Total	53,512,262	52,607,361

We also have 783,009 “out-of-the-money” warrants outstanding and exercisable for 861,310 shares (based on a 1 warrant to a 1.1 share ratio) of common stock at  March 31, 2024 at an exercise price of $100.00, which expire  November 24, 2024. Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06 and Series B Warrants, exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining unexercised Series A Warrants and Series B Warrants, 3.1 million in the aggregate, expired according to their terms on July 31, 2023. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

In February 2024, we announced the authorization of our Board of Directors to repurchase up to $48.6 million of our common stock. As of March 31, 2024, we repurchased and retired 38,831 shares for an aggregate of $3.5 million ($90.15 per share), including commissions and excise taxes.

(6)	INCOME TAXES

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

For the three months ended March 31, 2024, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2023, our balance sheet reflected approximately $589.5 million of net deferred tax assets prior to a valuation allowance of $591.7 million. As of March 31, 2024, we had net deferred tax assets of approximately $601.0 million prior to a valuation allowance of $603.3 million. The net deferred tax assets amounts as of March 31, 2024 include $80.1 million of deferred tax assets from the 2022 Swire Pacific Offshore acquisition offset by a valuation allowance of $80.1 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to March 2017. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position, results of operations or cash flows.

(7)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. We have not made contributions to the pension plan since 2019. Actuarial valuations are performed annually, and an assessment of the future pension obligations and market value of the assets will determine if contributions are made in the future.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $0.4 million to the supplemental plan during each of the three months ended March 31, 2024 and 2023, respectively, and expect to contribute $1.2 million during the remainder of 2024. Our obligations under the supplemental plan were $17.1 million and $17.3 million at March 31, 2024 and  December 31, 2023, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (referred to collectively as “Pension Benefits”) is comprised of the following components:

(In Thousands)	Three Months Ended
	March 31, 2024	March 31, 2023
Pension Benefits:
Interest cost	$630	$846
Expected return on plan assets	(445)	(688)
Amortization of net actuarial gains	(30)	(66)
Net periodic pension cost	$155	$92

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	March 31, 2024	December 31, 2023
Senior bonds:
Senior Secured Term Loan (A)	$300,000	$312,500
10.375% Senior Unsecured Notes due July 2028 (B)	250,000	250,000
8.50% Senior Secured Notes due November 2026 (C) (D)	175,000	175,000
Supplier Facility Agreements	13,836	14,151
	$738,836	$751,651
Debt discount and issuance costs	(15,498)	(17,213)
Less: Current portion of long-term debt	(103,009)	(103,077)
Total long-term debt	$620,329	$631,361

(A)	As of March 31, 2024 and December 31, 2023, the fair value (Level 3) of the Senior Secured Term Loan was $301.3 million and $313.7 million, respectively.
(B)	As of March 31, 2024 and December 31, 2023, the fair value (Level 2) of the 10.375% Senior Unsecured Notes due July 2028 was $267.6 million and $260.2 million, respectively.
(C)	As of March 31, 2024 and December 31, 2023, the fair value (Level 2) of the 8.50% Senior Secured Notes due November 2026 was $182.2 million and $181.7 million, respectively.
(D)	Approximately $5.0 million of the amount in restricted cash on the condensed consolidated balance sheet at March 31, 2024, represents the pro rata amount due for our next semiannual interest payment obligation on the 8.50% Senior Secured Notes.

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

The Senior Secured Term Loan is composed of a $100.0 million Tranche A loan and a $225.0 million Tranche B loan, each maturing on July 5, 2026. The Tranche A loan is required to be repaid by $50.0 million in July 2024, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term of the Senior Secured Term Loan. The Tranche A loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may each be prepaid at any time without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the Company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

The Credit Agreement contains three financial covenants: (i) a minimum liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt, (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries and (iii) an interest coverage ratio of not less than 2:1. The Credit Agreement contains certain equity cure rights with respect to such financial covenants. The Credit Agreement also includes (i) customary vessel management and insurance covenants in the vessel mortgages, (ii) negative covenants, and (iii) certain customary events of default. We are currently in compliance with all of these financial covenants.

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

The Senior Unsecured Notes were issued pursuant to the Bond Terms, dated as of June 30, 2023 (the “Bond Terms”), between the Nordic Trustee AS, as Bond Trustee and us. The Senior Unsecured Notes are listed on the Nordic ABM and are not guaranteed by any of our subsidiaries.

The Senior Unsecured Notes matures on July 3, 2028. Interest on the Senior Unsecured Notes accrues at a rate of 10.375% per annum payable semi-annually in arrears on January 3 and July 3 of each year in cash, beginning January 3, 2024. Prepayment of the Senior Unsecured Notes prior to July 3, 2025 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The Senior Unsecured Notes contain two financial covenants: (i) a minimum liquidity test equal to the greater of $20.0 million and 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%. The Bond Terms contain certain equity cure rights with respect to such financial covenants. Our ability to make distributions to our stockholders after November 16, 2023, is subject to certain limits, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The Senior Unsecured Notes are subject to negative covenants as set forth in the Bond Terms. The Bond Terms contain certain customary events of default, including, among other things: (i) default in the payment of any amount when due; (ii) default in the performance or breach of any other covenant in the Bond Terms, which default continues uncured for a period of 20 business days; and (iii) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization. We are currently in compliance with all of these financial covenants.

8.5% Senior Secured Notes due November 2026

The 2026 Notes were issued pursuant to the Note Terms, dated as of November 15, 2021 (Note Terms), among us and Nordic Trustee AS, as Trustee and Security Agent. Repayment of the 2026 Notes is guaranteed by our wholly-owned US subsidiaries named as guarantors therein (the Guarantors).

The 2026 Notes are secured by (i) a mortgage over each vessel owned by a Guarantor, the equipment that is a part of such vessel, and related rights to insurance on all of the foregoing, (ii) our intercompany claims of a Guarantor against a Restricted Group Company (defined as the Company, Tidewater Marine International, Inc. (TMII) and the Guarantors), (iii) bank accounts that contain vessel collateral proceeds or the periodic deposits to the debt service reserve account, (iv) collateral assignments of the rights of each Guarantor under certain long term charter contracts now existing or hereafter arising, and (v) all of the equity interests of the Guarantors and 66% of the equity interests of TMII.

The 2026 Notes mature on November 16, 2026. Interest on the 2026 Notes accrues at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year. Prepayment of the 2026 Notes prior to May 16, 2024 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The 2026 Notes contain two financial covenants: (i) a minimum liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. The Note Terms also contain certain equity cure rights with respect to such financial covenants. We are currently in compliance with these covenants. Our ability to make certain distributions to our stockholders are subject to certain limits based on a percentage of net income and other tests, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The 2026 Notes are also subject to (i) customary vessel management and insurance covenants in the vessel mortgages, and (ii) negative covenants as set forth in the Note Terms and in the Guarantee Agreement between us, Nordic Trustee AS as Security Agent and the Guarantors. The Note Terms also contains certain customary events of default.

Supplier Facility Agreements

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through  March 31, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Payments for the three of the four delivered vessels began in the fourth quarter of 2023 with the fourth vessel commencing in the second quarter of 2024. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Credit Facility Agreement

We have entered into a Credit Facility Agreement providing for a Super Senior Secured Revolving Credit Facility maturing on November 16, 2026 that provides access to $25.0 million for general working capital purposes. The Credit Facility Agreement takes precedence over all other debt, if and when drawn. All amounts owed under the Credit Facility Agreement are secured by the same collateral that secures the 2026 Notes, and such collateral is to be shared in accordance with the priorities established in the Intercreditor Agreement among the Facility Agent, the Company, certain subsidiaries thereof, Nordic Trustee AS and certain other parties. No amounts have been drawn on this credit facility.

.

(9)	COMMITMENTS AND CONTINGENCIES

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

(10)	FAIR VALUE MEASUREMENTS

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). The PEMEX Note is classified as “available for sale.” For the three months ended  March 31, 2024, we recorded $0.1 million in mark-to-market gains in other comprehensive income, valuing the PEMEX Note at $8.4 million in our consolidated balance sheet as of March 31, 2024. The PEMEX Note mark-to-market valuations are considered to be Level 2.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of March 31, 2024, our property and equipment consisted primarily of 214 owned vessels located around the world. As of  December 31, 2023, our property and equipment consisted primarily of 217 owned vessels. We have six Alucat crew boats under construction for which we have made down payments totaling approximately EUR2.7 million ($2.9 million) in prior years and may incur debt with the shipyard upon deliveries in 2024 and 2025 totaling approximately EUR10.7 million ($11.6 million). These crew boats, upon completion, will be employed in our African market.

A summary of properties and equipment is as follows:

(In Thousands)
	March 31, 2024	December 31, 2023
Properties and equipment:
Vessels and related equipment	$1,712,643	$1,716,339
Other properties and equipment	41,625	32,447
	1,754,268	1,748,786
Less accumulated depreciation and amortization	467,650	433,664
Properties and equipment, net	$1,286,618	$1,315,122

A summary of accrued expenses is as follows:

(In Thousands)
	March 31, 2024	December 31, 2023
Payroll and related payables	$38,936	$34,989
Accrued vessel expenses	46,381	48,076
Accrued interest expense	19,202	17,128
Other accrued expenses	27,671	25,397
	$132,190	$125,590

A summary of other current liabilities is as follows:

(In Thousands)
	March 31, 2024	December 31, 2023
Taxes payable	$43,164	$44,461
Other	9,000	10,672
	$52,164	$55,133

A summary of other liabilities is as follows:

(In Thousands)
	March 31, 2024	December 31, 2023
Pension liabilities	$19,094	$19,003
Liability for uncertain tax positions	24,742	27,319
Other	19,361	18,663
	$63,197	$64,985

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is led by senior management, the results are reviewed and resources are allocated by our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three months ended March 31, 2024 and 2023. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Vessel revenues:
Americas	$63,941	$47,687
Asia Pacific	47,781	22,024
Middle East	37,932	30,762
Europe/Mediterranean	80,381	31,250
West Africa	88,651	59,457
Other operating revenues	2,478	1,924
Total	$321,164	$193,104
Vessel operating profit (loss):
Americas	$10,126	$7,962
Asia Pacific	14,847	5,568
Middle East	1,529	(344)
Europe/Mediterranean	14,757	2,036
West Africa	41,010	17,221
Other operating profit	1,328	773
	83,597	33,216

Corporate expenses	(12,738)	(10,933)
Gain on asset dispositions, net	11,039	2,216
Operating income	$81,898	$24,499
Depreciation and amortization:
Americas	$10,943	$8,194
Asia Pacific	4,032	1,465
Middle East	7,273	5,735
Europe/Mediterranean	21,438	7,350
West Africa	11,838	7,521
Corporate	746	401
Total	$56,270	$30,666
Additions to properties and equipment:
Americas	$3,495	$521
Asia Pacific	194	4,403
Middle East	834	1,550
Europe/Mediterranean	5,493	232
West Africa	211	589
Corporate	715	1,356
Total	$10,942	$8,651

The following table provides a comparison of total assets at  March 31, 2024 and  December 31, 2023:

(In Thousands)
	March 31, 2024	December 31, 2023
Total assets:
Americas	$388,140	$418,151
Asia Pacific	193,734	167,085
Middle East	183,945	191,927
Europe/Mediterranean	669,886	671,626
West Africa	438,677	421,054
Corporate	203,434	192,931
	$2,077,816	$2,062,774

(13)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the three months ending March 31, 2024, we sold three vessels for approximately $12.5 million in proceeds and recognized a net $11.0 million gain on the dispositions. In the three months ending March 31, 2023, we sold or recycled five vessels designated as held for sale and had three remaining vessels held for sale valued at $0.7 million. The total vessel and other sales for the three-month period ending March 31, 2023 contributed approximately $5.7 million in proceeds and we recognized a net $2.2 million gain on the dispositions. We had no vessels designated as held for sale at  March 31, 2024 and  December 31, 2023.

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

The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Quarterly Report on Form 10-Q, and discussed in our 2023 Annual Report on Form 10-K (Annual Report) as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our 2023 Annual Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this Quarterly Report.

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

At March 31, 2024, we owned 214 vessels with an average age of 11.9 years available to serve the global energy industry.

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

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict which has resulted in increased disruption of shipping in the Middle East due to military action from surrounding states; (iv) OPEC+ production quotas; (v) capital allocation and discipline within the major oil and gas companies which is limiting funds previously available for resource development; (vi) inflationary economies of major consuming nations;  and (vii) increased activism related to the perceived responsibility of the oil and gas sector for climate change. These factors, as well as numerous regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. We continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased exploration and development activities.

We are one of the world’s largest operators of offshore support vessels and we have operations in most of the world’s offshore oil and gas basins. We believe there will be sufficient opportunities for us to operate our vessels in this sector for many years to come. We have also pursued opportunities in the sustainability arena, including the support of offshore wind energy generation and the improvement of our fleet performance regarding emissions and environmental impact. Although our business is impacted by a number of macro factors, including those factors discussed herein, which influence our outlook and expectations given the current volatile conditions in our industry, our fleet is currently close to full utilization and our day rates have increased in recent quarters. We are of the opinion that the underlying fundamentals, particularly energy source supply and demand, will support a multi-year increase in offshore upstream development spending.

RESULTS OF OPERATIONS

Each of our five operating segments is led by senior management, the results are reviewed and resources are allocated by our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked. Vessel operating costs per active days is calculated based on total available days less stacked days. Total vessels in service also includes vessels that are under bareboat charter but are not owned by us. These vessels are included in all of our vessel statistics. They are not included in the owned vessel count. We currently have three vessels under bareboat charter.

Consolidated Results – Three Months Ended March 31, 2024 compared to December 31, 2023

(In Thousands except for statistics)	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change

Total revenue	$321,164	$302,658	$18,506	6%
Costs and expenses:
Vessel operating costs:
Crew costs	102,352	97,537	(4,815)	(5)%
Repair and maintenance	21,348	21,635	287	1%
Insurance	2,580	2,765	185	7%
Fuel, lube and supplies	17,318	15,265	(2,053)	(13)%
Other	23,958	21,351	(2,607)	(12)%
Total vessel operating costs	167,556	158,553	(9,003)	(6)%
Costs of other operating revenues	1,150	1,337	187	14%
General and administrative	25,329	24,724	(605)	(2)%
Depreciation and amortization	56,270	59,167	2,897	5%
Gain on asset dispositions, net	(11,039)	(4,218)	6,821	162%
Total costs and expenses	239,266	239,563	297	0%
Operating income	81,898	63,095	18,803	30%
Other income (expense):
Foreign exchange gain (loss)	(4,085)	2,250	(6,335)	(282)%
Equity in net earnings (losses) of unconsolidated companies	(5)	10	(15)	(150)%
Interest income and other, net	1,483	3,029	(1,546)	(51)%
Interest and other debt costs, net	(19,476)	(20,263)	787	4%
Total other expense	(22,083)	(14,974)	(7,109)	47%
Income before income taxes	59,815	48,121	11,694	24%
Income tax expense	13,070	10,793	(2,277)	(21)%
Net income	46,745	37,328	9,417	25%
Net loss attributable to noncontrolling interests	(281)	(336)	55	16%
Net income attributable to Tidewater Inc.	$47,026	$37,664	$9,362	25%

Select operating statistics:
Utilization	81.5%	81.5%	0.0%
Active utilization	82.3%	82.4%	(0.1)%
Average vessel day rates	$19,563	$18,066	$1,497	8.3%
Vessel operating cost per active day	$8,480	$7,894	$(587)	(7.4)%
Average total vessels	219	220	(1)
Average stacked vessels	(2)	(2)	—
Average active vessels	217	218	(1)

Revenue:

o	Revenue benefitted from higher day rates in the first quarter of 2024 compared to the fourth quarter of 2023.
o	Active utilization and active vessels decreased slightly in what is usually the most seasonably slow quarter of the year.

Vessel operating costs:

o	Increase primarily due to swapping of international crew for local crew, and transition of a vessel from a bare-boat charter to a time charter.

General and administrative:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization:

o	Decrease due to a vessel that was fully depreciated in the fourth quarter of 2023.

Gain on asset dispositions, net:

o

During the first quarter of 2024, we sold three vessels from our active fleet for a total of $12.5 million and recognized gains totaling $11.0 million. During the fourth quarter of 2023, we sold four vessels, one from assets held for sale, for a total of $5.8 million and recognized gains totaling $4.2 million.

Interest expense:

o	Decrease due to lower debt as we made $26.2 million in principal payments in the fourth quarter of 2023 and the first quarter of 2024.

Interest income and other, net:

o	Interest income is primarily derived from investing our cash balances, which remained relatively constant.
o	In the fourth quarter of 2023, we recognized a $0.5 million gain in our consolidated income statement related to a settlement gain from our pension plan, which is included in interest income and other.

Foreign exchange losses:

o

In the first quarter of 2024 and the fourth quarter of 2023, our foreign exchange losses and gains, respectively, were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening/weakening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

o

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the first quarter of 2024 and the fourth quarter of 2023, is mainly attributable to taxes on our operations in foreign countries.

Segment results for three months ended March 31, 2024 compared to December 31, 2023

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change

Total revenue	$63,941	$68,425	$(4,484)	(7)%
Costs and expenses:
Vessel operating costs:
Crew costs	24,062	24,045	(17)	(0)%
Repair and maintenance	4,534	3,846	(688)	(18)%
Insurance	494	526	32	6%
Fuel, lube and supplies	4,522	3,241	(1,281)	(40)%
Other	5,928	5,172	(756)	(15)%
Total vessel operating costs	39,540	36,830	(2,710)	(7)%
General and administrative	3,332	3,072	(260)	(8)%
Depreciation and amortization	10,943	12,352	1,409	11%
Vessel operating profit	$10,126	$16,171	$(6,045)	(37)%

Select operating statistics:
Utilization	74.5%	78.9%	(4.4)%
Active utilization	76.5%	81.0%	(4.5)%
Average vessel day rates	$25,894	$24,524	$1,370	5.6%
Vessel operating cost per active day	$12,264	$10,758	$(1,506)	(14.0)%
Average total vessels	36	38	(2)
Average stacked vessels	(1)	(1)	—
Average active vessels	35	37	(2)

Revenue:

o	Primary driver for revenue decrease was lower active utilization and fewer active vessels, partially offset by a substantial increase in average day rates.
o	Utilization decreased due to increased drydock activity in the first quarter of 2024.
o	Active vessels decreased due to the transfer of vessels to other segments.

Vessel operating costs:

o	Increase primarily due to an uptick in repair and maintenance costs and higher costs for fuel and consumables due to timing of replenishments, mobilizations and drydock activity.

General and administrative expense:

o	Increase primarily due higher personnel costs.

Depreciation and amortization expense:

o	Decrease primarily due to fewer vessels and lower amortization resulting from low drydock activity in the fourth quarter of 2023.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change

Total revenue	$47,781	$38,632	$9,149	24%
Costs and expenses:
Vessel operating costs:
Crew costs	19,306	15,177	(4,129)	(27)%
Repair and maintenance	2,769	2,977	208	7%
Insurance	273	269	(4)	(1)%
Fuel, lube and supplies	1,937	1,191	(746)	(63)%
Other	2,491	2,045	(446)	(22)%
Total vessel operating costs	26,776	21,659	(5,117)	(24)%
General and administrative	2,126	1,841	(285)	(15)%
Depreciation and amortization	4,032	3,810	(222)	(6)%
Vessel operating profit	$14,847	$11,322	$3,525	31%

Select operating statistics:
Utilization	84.0%	86.6%	(2.6)%
Active utilization	84.0%	86.6%	(2.6)%
Average vessel day rates	$30,101	$25,378	$4,723	18.6%
Vessel operating cost per active day	$14,252	$12,434	$(1,819)	(14.6)%
Average total vessels	21	19	2
Average stacked vessels	—	—	—
Average active vessels	21	19	2

Revenue:

o	Primary drivers for the revenue increase include the significant increase in average day rates and vessel transfers into the segment, partially offset by lower utilization.
o	Active utilization decreased primarily due to vessel drydock activity.

Vessel operating costs:

o	Increase primarily due to swapping of international crew for local crew; and transition of a vessel from a bare-boat charter to a time charter.

General and administrative expense:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels in the first quarter.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change

Total revenue	$37,932	$38,072	$(140)	(0)%
Costs and expenses:
Vessel operating costs:
Crew costs	13,270	13,716	446	3%
Repair and maintenance	4,508	4,105	(403)	(10)%
Insurance	420	501	81	16%
Fuel, lube and supplies	2,304	2,610	306	12%
Other	6,006	4,906	(1,100)	(22)%
Total vessel operating costs	26,508	25,838	(670)	(3)%
General and administrative	2,622	2,529	(93)	(4)%
Depreciation and amortization	7,273	7,612	339	4%
Vessel operating profit	$1,529	$2,093	$(564)	(27)%

Select operating statistics:
Utilization	86.6%	85.6%	1.0%
Active utilization	86.6%	85.6%	1.0%
Average vessel day rates	$11,108	$10,855	$253	2.3%
Vessel operating cost per active day	$6,719	$6,304	$(416)	(6.6)%
Average total vessels	43	45	(2)
Average stacked vessels	—	—	—
Average active vessels	43	45	(2)

Revenue:

o	Primary driver for the slight revenue decrease is the lower number of vessels in the region partially offset by higher average day rates and slightly higher utilization.
o	Utilization increased due to lower drydock days in the first quarter.
o	Active vessels decreased due to a vessel sale in the fourth quarter of 2023 and transfers out of the region in the first quarter of 2024.

Vessel operating costs:

o	Increase primarily due to training costs in the first quarter of 2024.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Decrease primarily due to depreciation related to vessel transfer in the first quarter of 2024 and a revised useful life adjustment recorded in the fourth quarter of 2023.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change

Total revenue	$80,381	$80,743	$(362)	(0)%
Costs and expenses:
Vessel operating costs:
Crew costs	26,282	25,848	(434)	(2)%
Repair and maintenance	5,493	6,081	588	10%
Insurance	756	791	35	4%
Fuel, lube and supplies	4,094	3,717	(377)	(10)%
Other	4,359	3,719	(640)	(17)%
Total vessel operating costs	40,984	40,156	(828)	(2)%
General and administrative	3,202	3,122	(80)	(3)%
Depreciation and amortization	21,438	23,697	2,259	10%
Vessel operating profit	$14,757	$13,768	$989	7%

Select operating statistics:
Utilization	87.1%	89.0%	(1.9)%
Active utilization	87.1%	89.0%	(1.9)%
Average vessel day rates	$19,763	$19,061	$702	3.7%
Vessel operating cost per active day	$8,866	$8,558	$(307)	(3.6)%
Average total vessels	51	50	1
Average stacked vessels	—	—	—
Average active vessels	51	50	1

Revenue:

o	Decreased slightly as the increase in day rates was largely offset by lower utilization.
o	Active utilization decreased due to vessel mobilizations and higher drydock days.

Vessel operating costs:

o	Increase primarily due to vessel transfer into the segment.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Decrease primarily due to a vessel that was fully depreciated in the fourth quarter of 2023.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change

Total revenue	$88,651	$74,643	$14,008	19%
Costs and expenses:
Vessel operating costs:
Crew costs	19,432	18,751	(681)	(4)%
Repair and maintenance	4,044	4,626	582	13%
Insurance	637	678	41	6%
Fuel, lube and supplies	4,461	4,506	45	1%
Other	5,174	5,509	335	6%
Total vessel operating costs	33,748	34,070	322	1%
General and administrative	2,055	2,152	97	5%
Depreciation and amortization	11,838	11,061	(777)	(7)%
Vessel operating profit	$41,010	$27,360	$13,650	50%

Select operating statistics:
Utilization	77.1%	73.3%	3.8%
Active utilization	78.3%	74.8%	3.5%
Average vessel day rates	$18,687	$16,356	$2,331	14.3%
Vessel operating cost per active day	$5,531	$5,547	$16	0.3%
Average total vessels	68	68	—
Average stacked vessels	(1)	(1)	—
Average active vessels	67	67	—

Revenue:

o	Primary drivers for the revenue increase include the significant increase in average day rates and the increase in utilization.
o	Active utilization increased due to lower drydock activity and lower down for repair and mobilization days.

Vessel operating costs:

o	Increase primarily due to a vessel transfer with comparatively higher vessel days available in the first quarter of 2024 than in the fourth quarter of 2023.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Increase primarily due to amortization resulting from increased drydock activity in the fourth quarter of 2023.

Vessel Dispositions, Assets Held for Sale and Stacked Vessels

We may sell and/or recycle vessels when market conditions warrant and opportunities arise. We generally target older vessels or vessels that do not meet our strategic goals for sale, but may also sell vessels when approached by third parties with positive value propositions. From time to time, we have designated vessels for sale under formal assets held for sale programs. Under such programs, we designate specific vessels and actively market those vessels for sale within a year of designation. Assets held for sale are valued at the designation date at their net realizable value, and revalued, if necessary, each quarter until the vessel is sold. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessel sales during the first three months of 2024 consisted of three vessels from our active fleet. We have no vessels classified as assets held for sale as of March 31, 2024.

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. We include any vessel designated as assets held for sale in stacked vessels as they continue to incur stacking related costs. We had one and two stacked vessels at March 31, 2024 and December 31, 2023, respectively. The decrease in stacked vessels is attributable to a vessel sale. Total stacking costs included in vessel operating costs for the three months ended March 31, 2024 and December 31, 2023, were $0.2 million and $0.2 million, respectively.

Liquidity, Capital Resources and Other Matters

As of March 31, 2024, we had $289.7 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany liabilities of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities. In furtherance of this strategy and as discussed elsewhere in our Annual Report on Form 10-K, on July 5, 2023, we closed the Solstad Acquisition pursuant to which we acquired 37 platform supply vessels for an aggregate adjusted cash purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and from the 10.375% Senior Unsecured Notes due 2028 (Senior Secured Notes).

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility (RCF) that matures in 2026. No amounts have been drawn on this facility. As of March 31, 2024, we had $723.3 million of debt on our consolidated balance sheet, $103.0 million of which is due in the next twelve months. Working capital, which includes cash on hand, was $276.4 million at March 31, 2024. During the three months ended March 31, 2024, we generated $46.7 million in net income and $54.8 million in cash flow from operating activities, which includes our interest payments and drydock costs. With the closing of the Solstad Acquisition, we added substantially to our debt, including current maturities, drydock obligations and interest costs. However, we expect to generate sufficient operating income from the Solstad Vessels to meet the corresponding increase in our debt obligations.

The Senior Secured Term Loan, the Senior Unsecured Notes, the 8.5% Senior Secured Notes due November 2026 and the revolving credit facility contain a combination of the following three financial covenants: (i) a minimum liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt; (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries; and (iii) an interest coverage ratio of not less than 2:1. We are currently in compliance and anticipate maintaining ongoing compliance with these financial covenants.

We believe cash and cash equivalents, and future net cash provided by operating activities, will provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements.

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through March 31, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Payments for the three of the four delivered vessels began in the fourth quarter of 2023 with the fourth vessel commencing in the second quarter of 2024. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Please refer to Note (8) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

In November 2023, we announced the approval by our Board to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million ($59.29 per share), excluding commissions and a 1% excise taxes. Further, on February 29, 2024, we announced a new share repurchase authorization of $48.6 million, the maximum permitted under our financing agreements. Under this new authorization we repurchased and retired 38,831 shares for approximately $3.5 million ($90.12 per share), excluding commissions and a 1% excise tax, during the three months ended March 31, 2024. No shares were repurchased during the years ended December 31, 2022 and 2021. Please refer to Item 5 of our Form 10K - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock in the fourth quarter of 2023. Also refer to Part II. Item 2. “Issuer Repurchases of Equity Securities” set forth herein and Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements for current year repurchases.

Dividends

There were no dividends declared for the three months ended March 31, 2024 and 2023. Please refer to Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $54.8 million and $12.8 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2024 reflects net income of $46.7 million, which includes non-cash depreciation and amortization of $56.3 million and net gains on asset dispositions of $11.0 million. Combined changes in operating assets and liabilities used $0.6 million in cash, and cash paid for deferred drydock and survey costs was $40.0 million.

Net cash provided by operating activities for the three months ended March 31, 2023 reflects net income of $10.8 million, which includes non-cash depreciation and amortization of $30.7 million and net gains on asset dispositions of $2.2 million. Combined changes in operating assets and liabilities provided $2.3 million in cash, and cash paid for deferred drydock and survey costs was $31.3 million.

Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2024 and 2023 was $1.5 million and $(2.9) million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2024 reflects the receipt of $12.5 million primarily related to the sale of three vessels. Additions to properties and equipment were comprised of approximately $10.2 million in capitalized upgrades to existing vessels and $0.7 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was $(44.6) million and $(5.2) million, respectively.

Net cash used in financing activities for the three months ended March 31, 2024 included payments of long-term debt of $12.5 million, the purchase of 38,831 shares of our common stock for $3.5 million, $0.1 million of debt issuance costs and $28.5 million in taxes paid on share-based awards.

Net cash used in financing activities for the three months ended March 31, 2023 included a $1.4 million payment to acquire the non-controlling interest in a majority owned (now wholly owned) subsidiary and $3.7 million in taxes paid on share-based awards.

Application of Critical Accounting Policies and Estimates

Our 2023 Annual Report filed with the SEC on February 29, 2024, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2023 Annual Report regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, see “Note (2) - Recently Issued or Adopted Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2023 Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See discussion of legal proceedings in (i) “Note (9) - Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report; (ii) Item 3 of Part I of our 2023 Annual Report; and (iii) “Note (12) – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of our 2023 Annual Report.

ITEM 1A.       RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In the fourth quarter of 2023, we repurchased 590,499 shares of our common stock under a $35.0 million repurchase authorization. On February 29, 2024, we announced a new share repurchase authorization of $48.6 million, the maximum permitted under our financing agreements. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. As of March 31, 2024, we had repurchased $3.5 million of common stock under this authorization.

Common stock repurchase activity for the three months ended March 31, 2024 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
January 1, 2024 - January 31, 2024	—	—	—	—
February 1, 2024 - February 29, 2024	—	—	—	$48,600
March 1, 2024 - March 31, 2024	38,831	$90.12	629,330	45,093
Total	38,831		629,330

All share repurchases were made using cash resources and under terms intended to qualify for exemption under Rule 10b-18. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes shares withheld to pay the exercise price of stock options and $28.5 million to settle employee tax withholdings related to the vesting/exercise of stock awards.

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

TIDEWATER INC.
(Registrant)

Date: May 2, 2024	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)