Form 10-Q
period 2024-06-30
TIDEWATER INC
filed 2024-08-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

52,491,501 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 31, 2024.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$315,897	$274,437
Restricted cash	3,527	1,241
Trade and other receivables, net of allowance for credit losses of $3,350 and $15,914 at June 30, 2024 and December 31, 2023, respectively	280,498	268,352
Marine operating supplies	26,908	31,933
Prepaid expenses and other current assets	20,115	15,172
Total current assets	646,945	591,135
Net properties and equipment	1,253,583	1,315,122
Deferred drydocking and survey costs	148,657	106,698
Indemnification assets	10,920	17,370
Other assets	29,643	32,449
Total assets	$2,089,748	$2,062,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,740	$44,931
Accrued expenses	133,149	125,590
Current portion of long-term debt	102,993	103,077
Other current liabilities	43,342	55,133
Total current liabilities	340,224	328,731
Long-term debt	607,998	631,361
Other liabilities	62,539	64,985

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 52,487,862 and 52,259,303 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	52	52
Additional paid-in capital	1,649,523	1,671,759
Accumulated deficit	(573,390)	(637,838)
Accumulated other comprehensive income	5,062	5,266
Total stockholders’ equity	1,081,247	1,039,239
Noncontrolling interests	(2,260)	(1,542)
Total equity	1,078,987	1,037,697
Total liabilities and equity	$2,089,748	$2,062,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Vessel revenues	$337,003	$210,323	$655,689	$401,503
Other operating revenues	2,227	4,638	4,705	6,562
Total revenue	339,230	214,961	660,394	408,065
Costs and expenses:
Vessel operating costs	176,513	118,264	344,069	233,723
Costs of other operating revenues	816	373	1,966	1,524
General and administrative	26,329	26,013	51,658	49,558
Depreciation and amortization	59,445	32,768	115,715	63,434
Gain on asset dispositions, net	(2,000)	(1,404)	(13,039)	(3,620)
Total costs and expenses	261,103	176,014	500,369	344,619
Operating income	78,127	38,947	160,025	63,446
Other income (expense):
Foreign exchange loss	(2,376)	(3,819)	(6,461)	(1,471)
Equity in net earnings of unconsolidated companies	5	25	—	25
Interest income and other, net	1,175	2,790	2,658	2,920
Interest and other debt costs, net	(19,127)	(4,731)	(38,603)	(8,921)
Total other expense	(20,323)	(5,735)	(42,406)	(7,447)
Income before income taxes	57,804	33,212	117,619	55,999
Income tax expense	7,887	11,284	20,957	23,255
Net income	49,917	21,928	96,662	32,744
Net loss attributable to noncontrolling interests	(437)	(656)	(718)	(578)
Net income attributable to Tidewater Inc.	$50,354	$22,584	$97,380	$33,322
Basic income per common share	$0.96	$0.44	$1.85	$0.66
Diluted income per common share	$0.94	$0.43	$1.83	$0.64
Weighted average common shares outstanding	52,684	50,857	52,502	50,731
Dilutive effect of warrants, restricted stock units and stock options	663	1,148	640	1,260
Adjusted weighted average common shares	53,347	52,005	53,142	51,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$49,917	$21,928	$96,662	$32,744
Other comprehensive income (loss):
Unrealized gain (loss) on note receivable	73	(184)	153	(316)
Change in liability of pension plans	(220)	(3,504)	(357)	(3,694)
Total comprehensive income	$49,770	$18,240	$96,458	$28,734

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Operating activities:
Net income	$96,662	$32,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,191	42,144
Amortization of deferred drydocking and survey costs	37,524	21,290
Amortization of debt premium and discounts	3,593	842
Amortization of below market contracts	(2,856)	—
Provision for deferred income taxes	32	34
Gain on asset dispositions, net	(13,039)	(3,620)
Gain on pension settlement	—	(1,807)
Stock-based compensation expense	6,226	4,751
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(12,146)	(37,919)
Accounts payable	15,809	30,876
Accrued expenses	10,648	(13,544)
Deferred drydocking and survey costs	(80,101)	(52,691)
Other, net	(7,133)	(565)
Net cash provided by operating activities	133,410	22,535
Cash flows from investing activities:
Proceeds from asset dispositions	14,817	8,659
Proceeds from sale of notes	702	—
Additions to properties and equipment	(17,334)	(17,500)
Net cash used in investing activities	(1,815)	(8,841)
Cash flows from financing activities:
Proceeds from issuance of shares	2	—
Principal payments on long-term debt	(26,507)	—
Purchase of common stock	(32,898)	—
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)
Debt issuance costs	(193)	—
Share based awards reacquired to pay taxes	(28,463)	(5,521)
Net cash used in financing activities	(88,059)	(6,948)
Net change in cash, cash equivalents and restricted cash	43,536	6,746
Cash, cash equivalents and restricted cash at beginning of period	277,965	167,977
Cash, cash equivalents and restricted cash at end of period	$321,501	$174,723

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,546	$7,846
Income taxes	$33,084	$27,201
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$—	$12,171
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$—	$12,171

Cash, cash equivalents and restricted cash at June 30, 2024 includes $2.1 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2024	$53	$1,646,061	$(594,347)	$5,209	$(1,823)	$1,055,153
Total comprehensive income (loss)	—	—	50,354	(147)	(437)	49,770
Issuance of common stock	—	2	—	—	—	2
Repurchase and retirement of common stock	(1)	—	(29,397)	—	—	(29,398)
Amortization of share-based awards	—	3,460	—	—	—	3,460
Balance at June 30, 2024	$52	$1,649,523	$(573,390)	$5,062	$(2,260)	$1,078,987

Balance at March 31, 2023	$51	$1,553,919	$(688,911)	$8,254	$100	$873,413
Total comprehensive income (loss)	—	—	22,584	(3,688)	(656)	18,240
Amortization of share-based awards	—	874	—	—	—	874
Balance at June 30, 2023	$51	$1,554,793	$(666,327)	$4,566	$(556)	$892,527

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2023	$52	$1,671,759	$(637,838)	$5,266	$(1,542)	$1,037,697
Total comprehensive income (loss)	—	—	97,380	(204)	(718)	96,458
Issuance of common stock	1	1	—	—	—	2
Repurchase and retirement of common stock	(1)	—	(32,932)	—	—	(32,933)
Amortization of share-based awards	—	(22,237)	—	—	—	(22,237)
Balance at June 30, 2024	$52	$1,649,523	$(573,390)	$5,062	$(2,260)	$1,078,987

Balance at December 31, 2022	$51	$1,556,990	$(699,649)	$8,576	$22	$865,990
Total comprehensive income (loss)	—	—	33,322	(4,010)	(578)	28,734
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	(770)	—	—	—	(770)
Balance at June 30, 2023	$51	$1,554,793	$(666,327)	$4,566	$(556)	$892,527

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Our quarterly results for the three and six months ended June 30, 2024 and financial position as of June 30, 2024 and December 31, 2023 as reported in this Quarterly Report on Form 10Q includes the results of an acquisition consummated in the third quarter of 2023. On July 5, 2023, we finalized an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we acquired from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels for an aggregate purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. See “Note (8) Debt” for additional disclosure on these debt instruments.

We have determined that, under the provisions of FASB Accounting Standard Codification (ASC) 805, substantially all of the fair value of the gross assets acquired is concentrated in similar identifiable assets and accordingly, the Solstad Acquisition is considered an asset acquisition. The cost of the asset acquisition was primarily allocated to Net Properties and Equipment with the remaining cost allocated to various other individual assets acquired and liabilities assumed based on their relative fair values.

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

Activity in the allowance for credit losses for the six months ended June 30, 2024 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2024	$15,914
Current period credit for expected credit losses	(1,324)
Write offs (A)	(10,908)
Other	(332)
Balance at June 30, 2024	$3,350

(A)	Write off of the remaining balance due from our Nigerian joint venture.

(4)	REVENUE RECOGNITION

See “Note (12) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2024, we had $3.6 million of deferred mobilizations costs included within prepaid expenses and other current assets and $1.1 million of deferred mobilization costs included in other assets.

At June 30, 2024, we had $4.1 million of deferred mobilization revenue included within accrued expenses and $4.3 million of deferred mobilization revenue included in other liabilities related to unsatisfied performance obligations that will be recognized from 2024 through 2026.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the three and six months ended June 30, 2024 and 2023, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	June 30, 2024	June 30, 2023
Balance at March 31, 2024 and 2023	$5,209	$8,254
Unrealized gain (loss) on note receivable	73	(184)
Pension benefits recognized in OCI	(220)	(3,504)
Balance at June 30, 2024 and 2023	$5,062	$4,566

(In Thousands)	Six Months Ended
	June 30, 2024	June 30, 2023
Balance at December 31, 2023 and 2022	$5,266	$8,576
Unrealized gain (loss) on note receivable	153	(316)
Pension benefits recognized in OCI	(357)	(3,694)
Balance at June 30, 2024 and 2023	$5,062	$4,566

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	June 30, 2024	June 30, 2023
Common shares outstanding	52,487,862	50,895,235
New creditor warrants (strike price $0.001 per common share)	76,175	81,244
GulfMark creditor warrants (strike price $0.01 per common share)	81,179	100,179
Restricted stock units and stock options	689,806	1,520,226
Total	53,335,022	52,596,884

As  June 30, 2024, we also had 782,993 “out-of-the-money” warrants outstanding and exercisable for 861,292 shares (based on a 1 warrant to a 1.1 share ratio) with an exercise price of $100.00, which expire  November 24, 2024. Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06 and Series B Warrants, exercise price of $62.28, both of which expired on  July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining 3.1 million unexercised Series A Warrants and Series B Warrants expired according to their terms on July 31, 2023. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

In November 2023, we announced the approval by our Board to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million ($59.29 per share), excluding commissions and a 1% excise taxes. On  February 29, 2024, we announced our Board’s approval of a new $48.6 million share repurchase program. Further, on May 2, 2024, we announced the approval of an additional $18.1 million under this program, for a total share repurchase capacity of $66.7 million. Under this new program, we repurchased and retired 347,954 shares for approximately $32.9 million ($94.52 per share), excluding commissions and a 1% excise tax, during the six months ended June 30, 2024.

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

For the six months ended June 30, 2024, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2023, our balance sheet reflected approximately $589.5 million of net deferred tax assets prior to a valuation allowance of $591.7 million. As of June 30, 2024, we had net deferred tax assets of approximately $581.9 million prior to a valuation allowance of $584.2 million. The net deferred tax assets amounts as of June 30, 2024 include $66.8 million of deferred tax assets from the 2022 Swire Pacific Offshore acquisition offset by a valuation allowance of $66.8 million.

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

During the second quarter of 2023, we, as sponsor of the pension plan, entered into an agreement committing the pension plan to use a portion of its assets to purchase an annuity from an insurance company (Insurer) to transfer approximately $11.8 million of the pension plan’s pension liabilities. Under the terms of this agreement, we irrevocably transferred to the Insurer all future pension plan benefit obligations for approximately 500 Tidewater participants (Transferred Participants) effective in April 2023. This annuity transaction was funded entirely with existing pension plan assets. The Insurer assumed responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants. We recognized a $1.8 million settlement gain in the second quarter of 2023 in connection with this transaction.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $0.8 million to the supplemental plan during each of the six months ended June 30, 2024 and 2023, respectively, and expect to contribute $0.6 million during the remainder of 2024. Our obligations under the supplemental plan were $17.0 million and $17.3 million at June 30, 2024 and  December 31, 2023, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (collectively Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pension Benefits:
Interest cost	$630	$653	$1,260	$1,499
Expected return on plan assets	(445)	(365)	(890)	(1,053)
Amortization of net actuarial gains	(31)	(4)	(61)	(70)
Net periodic pension cost	$154	$284	$309	$376

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	June 30, 2024	December 31, 2023
Senior bonds:
Senior Secured Term Loan (A)	$287,500	$312,500
10.375% Senior Unsecured Notes due July 2028 (B)	250,000	250,000
8.50% Senior Secured Notes due November 2026 (C) (D)	175,000	175,000
Supplier Facility Agreements	12,267	14,151
	$724,767	$751,651
Debt discount and issuance costs	(13,776)	(17,213)
Less: Current portion of long-term debt	(102,993)	(103,077)
Total long-term debt	$607,998	$631,361

(A)

As of June 30, 2024 and  December 31, 2023, the fair value (Level 3) of the Senior Secured Term Loan was $295.1 million and $313.7 million, respectively. The Level 3 fair value is derived from discounted present value calculations.

(B)

As of June 30, 2024 and  December 31, 2023, the fair value (Level 2) of the 10.375% Senior Unsecured Notes due July 2028 was $269.1 million and $260.2 million, respectively. The fair value is obtained from public transaction activity on the Nordic ABM exchange (XOAM). The value is designated as Level 2 due to the limited regional reach of the XOAM.

(C)	As of June 30, 2024 and December 31, 2023, the fair value (Level 2) of the 8.50% Senior Secured Notes due November 2026 was $182.3 million and $181.7 million, respectively. The fair value is obtained from public transaction activity on the XOAM. The value is designated as Level 2 due to the limited regional reach of the XOAM.
(D)	Approximately $1.2 million of the amount in restricted cash on the condensed consolidated balance sheet at June 30, 2024, represents the pro rata amount due for our next semiannual interest payment obligation on the 8.50% Senior Secured Notes.

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

The Senior Secured Term Loan is composed of a Tranche A loan and a Tranche B loan, each maturing on July 5, 2026. The first payment of $50.0 million under the Tranche A loan was paid in July 2024, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term of the Senior Secured Term Loan. The Tranche A loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may be prepaid pro rata at any time without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the Company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

The Credit Agreement contains three financial covenants: (i) a minimum liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt; (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries; and (iii) an interest coverage ratio of not less than 2:1. The Credit Agreement contains certain equity cure rights with respect to such financial covenants. The Credit Agreement also includes (i) customary vessel management and insurance covenants in the vessel mortgages, (ii) negative covenants, and (iii) certain customary events of default. We are currently in compliance with these financial covenants.

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

The Senior Unsecured Notes mature on July 3, 2028 and accrue interest at a rate of 10.375% per annum payable semi-annually in arrears on January 3 and July 3 of each year in cash, beginning January 3, 2024. Prepayment of the Senior Unsecured Notes prior to July 3, 2025 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The Senior Unsecured Notes contain two financial covenants: (i) a minimum liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%. The Bond Terms contain certain equity cure rights with respect to such financial covenants. Our ability to make distributions to our stockholders after November 16, 2023, is subject to certain limits, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The Senior Unsecured Notes are subject to negative covenants as set forth in the Bond Terms. The Bond Terms contain certain customary events of default, including, among other things: (i) default in the payment of any amount when due; (ii) default in the performance or breach of any other covenant in the Bond Terms, which default continues uncured for a period of 20 business days; and (iii) certain voluntary or involuntary events of bankruptcy, insolvency or reorganization. We are currently in compliance with these financial covenants.

8.5% Senior Secured Notes due November 2026

The 2026 Notes were issued pursuant to the Note Terms, dated as of November 15, 2021 (Note Terms), among us and Nordic Trustee AS, as Trustee and Security Agent. Repayment of the 2026 Notes is guaranteed by our wholly-owned US subsidiaries named as guarantors therein (Guarantors).

The 2026 Notes are secured by (i) a mortgage over each vessel owned by a Guarantor, the equipment that is a part of such vessel, and related rights to insurance on all of the foregoing; (ii) our intercompany claims of a Guarantor against a Restricted Group Company (defined as the Company, Tidewater Marine International, Inc. (TMII) and the Guarantors; (iii) bank accounts that contain vessel collateral proceeds or the periodic deposits to the debt service reserve account; (iv) collateral assignments of the rights of each Guarantor under certain long term charter contracts now existing or hereafter arising; and (v) all of the equity interests of the Guarantors and 66% of the equity interests of TMII.

The 2026 Notes mature on November 16, 2026 and accrue interest at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year. Prepayment of the 2026 Notes prior to May 16, 2024 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

The 2026 Notes contain two financial covenants: (i) a minimum liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest-bearing debt, and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. The Note Terms also contain certain equity cure rights with respect to such financial covenants. We are currently in compliance with these covenants. Our ability to make certain distributions to our stockholders are subject to certain limits based on a percentage of net income and other tests, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The 2026 Notes are also subject to (i) customary vessel management and insurance covenants in the vessel mortgages; and (ii) negative covenants as set forth in the Note Terms and in the Guarantee Agreement between us, Nordic Trustee AS as Security Agent and the Guarantors. The Note Terms also contains certain customary events of default.

Supplier Facility Agreements

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through  June 30, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing approximately six months following delivery of the respective vessels. Payments for the three of the delivered vessels began in the fourth quarter of 2023 while the fourth vessel payment commenced in the second quarter of 2024. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed to a transaction with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). In the second quarter of 2024, $0.7 million of the PEMEX Note were sold for approximately $0.7 million. The PEMEX Note is classified as “available for sale.” For the three and six months ended  June 30, 2024, we recorded $0.1 and $0.2 million, respectively, in mark-to-market gains in other comprehensive income, valuing the PEMEX Note at $7.8 million in our consolidated balance sheet as of June 30, 2024. The PEMEX Note mark-to-market valuations are considered to be Level 2.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of June 30, 2024, our property and equipment consisted primarily of 213 owned vessels located around the world. As of  December 31, 2023, our property and equipment consisted primarily of 217 owned vessels. We have six Alucat crew boats under construction for which we have made down payments totaling approximately EUR2.7 million ($2.9 million) in prior years and may incur debt with the shipyard upon deliveries in 2024 and 2025 totaling approximately EUR10.7 million ($11.5 million). These crew boats, upon completion, will be employed in our African market.

A summary of properties and equipment is as follows:

(In Thousands)
	June 30, 2024	December 31, 2023
Properties and equipment:
Vessels and related equipment	$1,718,341	$1,716,339
Other properties and equipment	41,686	32,447
	1,760,027	1,748,786
Less accumulated depreciation and amortization	506,444	433,664
Properties and equipment, net	$1,253,583	$1,315,122

A summary of accrued expenses is as follows:

(In Thousands)
	June 30, 2024	December 31, 2023
Payroll and related payables	$42,165	$34,989
Accrued vessel expenses	48,618	48,076
Accrued interest expense	21,665	17,128
Other accrued expenses	20,701	25,397
	$133,149	$125,590

A summary of other current liabilities is as follows:

(In Thousands)
	June 30, 2024	December 31, 2023
Taxes payable	$35,206	$44,461
Other	8,136	10,672
	$43,342	$55,133

A summary of other liabilities is as follows:

(In Thousands)
	June 30, 2024	December 31, 2023
Pension liabilities	$18,827	$19,003
Liability for uncertain tax positions	21,782	27,319
Other	21,930	18,663
	$62,539	$64,985

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is led by senior management, the results are reviewed and resources are allocated by our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and six months ended June 30, 2024 and 2023. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Vessel revenues:
Americas	$73,142	$50,376	$137,083	$98,063
Asia Pacific	55,221	22,585	103,002	44,609
Middle East	36,536	31,856	74,468	62,618
Europe/Mediterranean	83,266	39,295	163,647	70,545
West Africa	88,838	66,211	177,489	125,668
Other operating revenues	2,227	4,638	4,705	6,562
Total	$339,230	$214,961	$660,394	$408,065
Vessel operating profit (loss):
Americas	$20,148	$6,245	$30,274	$14,207
Asia Pacific	16,931	7,026	31,778	12,594
Middle East	(1,842)	(1,657)	(313)	(2,001)
Europe/Mediterranean	15,129	8,307	29,886	10,343
West Africa	37,739	25,474	78,749	42,695
Other operating profit	1,411	4,265	2,739	5,038
	89,516	49,660	173,113	82,876

Corporate expenses	(13,389)	(12,117)	(26,127)	(23,050)
Gain on asset dispositions, net	2,000	1,404	13,039	3,620
Operating income	$78,127	$38,947	$160,025	$63,446
Depreciation and amortization:
Americas	$11,413	$8,724	$22,356	$16,918
Asia Pacific	4,510	1,824	8,542	3,289
Middle East	7,815	6,365	15,088	12,100
Europe/Mediterranean	22,439	7,445	43,877	14,795
West Africa	12,505	7,813	24,343	15,334
Corporate	763	597	1,509	998
Total	$59,445	$32,768	$115,715	$63,434
Additions to properties and equipment:
Americas	$1,488	$1,040	$4,983	$1,561
Asia Pacific	865	1,256	1,059	5,659
Middle East	472	868	1,306	2,418
Europe/Mediterranean	1,229	1,948	6,722	2,180
West Africa	1,370	15,146	1,581	15,735
Corporate	968	762	1,683	2,118
Total	$6,392	$21,020	$17,334	$29,671

The following table provides a comparison of total assets at  June 30, 2024 and  December 31, 2023:

(In Thousands)
	June 30, 2024	December 31, 2023
Total assets:
Americas	$383,727	$418,151
Asia Pacific	191,164	167,085
Middle East	175,129	191,927
Europe/Mediterranean	687,749	671,626
West Africa	442,207	421,054
Corporate	209,772	192,931
	$2,089,748	$2,062,774

(13)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the six months ending June 30, 2024, we sold four vessels for approximately $14.8 million in proceeds and recognized a net $13.0 million gain on the dispositions. In the six months ending June 30, 2023, we sold or recycled six vessels designated as held for sale and had two remaining vessels held for sale valued at $0.6 million. The total vessel and other sales for the six-month period ending June 30, 2023 contributed approximately $8.7 million in proceeds, and we recognized a net $3.6 million gain on the dispositions. We had no vessels designated as held for sale at  June 30, 2024 and  December 31, 2023.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q (Form 10-Q) and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that will continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K (Annual Report) and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

In certain places in this Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Form 10-Q, and discussed in our Annual Report as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our Annual Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this Form-10Q.

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

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, Sellers), pursuant to which we agreed to acquire from the Sellers (Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028.

Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06, and Series B Warrants, exercise price of $62.28, both of which expired on July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining 3.1 million unexercised Series A Warrants and Series B Warrants expired according to their terms on July 31, 2023.

At June 30, 2024, we owned 213 vessels with an average age of 12.1 years available to serve the global energy industry.

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

Fuel and lube costs can fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices. We also incur vessel operating costs aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, training costs, satellite communication fees, agent fees, port fees, freight and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-United States operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

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

Industry Conditions and Outlook

Our business is exposed to numerous macro factors that influence our outlook and expectations. Our outlook and expectations described herein are based solely on the market as we see it today, and therefore, subject to various changing conditions that impact the oil and gas industry.

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

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or gas prices to justify the much higher expenditure levels of offshore activities compared to onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict that has resulted in increased disruption of shipping in the Middle East due to military action from surrounding states; (iv) OPEC+ production quotas; (v) capital allocation and discipline within the major oil and gas companies thereby limiting funds previously available for resource development; (vi) inflationary economies of major consuming nations;  and (vii) increased activism related to the perceived responsibility of the oil and gas sector for climate change. These factors, as well as numerous regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. We continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased exploration and development activities.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked. Vessel operating costs per active days is calculated based on total available days less stacked days. Total vessels in service also includes three vessels not owned by us, that are under bareboat charter agreements. These vessels are included in all of our vessel statistics but are not included in the owned vessel count.

Consolidated Results – Three Months Ended June 30, 2024 compared to March 31, 2024

(In Thousands except for statistics)	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change

Total revenue	$339,230	$321,164	$18,066	6%
Costs and expenses:
Vessel operating costs:
Crew costs	106,231	102,352	(3,879)	(4)%
Repair and maintenance	24,743	21,348	(3,395)	(16)%
Insurance	2,625	2,580	(45)	(2)%
Fuel, lube and supplies	15,562	17,318	1,756	10%
Other	27,352	23,958	(3,394)	(14)%
Total vessel operating costs	176,513	167,556	(8,957)	(5)%
Costs of other operating revenues	816	1,150	334	29%
General and administrative	26,329	25,329	(1,000)	(4)%
Depreciation and amortization	59,445	56,270	(3,175)	(6)%
Gain on asset dispositions, net	(2,000)	(11,039)	(9,039)	(82)%
Total costs and expenses	261,103	239,266	(21,837)	(9)%
Operating income	78,127	81,898	(3,771)	(5)%
Other income (expense):
Foreign exchange loss	(2,376)	(4,085)	1,709	42%
Equity in net earnings (losses) of unconsolidated companies	5	(5)	10	200%
Interest income and other, net	1,175	1,483	(308)	(21)%
Interest and other debt costs, net	(19,127)	(19,476)	349	2%
Total other expense	(20,323)	(22,083)	1,760	8%
Income before income taxes	57,804	59,815	(2,011)	(3)%
Income tax expense	7,887	13,070	5,183	40%
Net income	49,917	46,745	3,172	7%
Net loss attributable to noncontrolling interests	(437)	(281)	(156)	(56)%
Net income attributable to Tidewater Inc.	$50,354	$47,026	$3,328	7%

Select operating statistics:
Utilization	80.5%	81.5%	(1.0)%
Active utilization	80.7%	82.3%	(1.6)%
Average vessel day rates	$21,130	$19,563	$1,567	8.0%
Vessel operating cost per active day	$8,972	$8,480	$(492)	(5.8)%
Average total vessels	217	219	(2)
Average stacked vessels	(1)	(2)	1
Average active vessels	216	217	(1)

Revenue:

●	Increase primarily from higher day rates in the second quarter of 2024 compared to the first quarter of 2024 due to continuing increases in demand and the ongoing shortage of offshore vessels.
●	Active utilization decreased due to higher drydock and off hire days partially offset by lower repair days.

Vessel operating costs:

●	Increase primarily due to higher crew wages in Australia and a customs duty settlement in West Africa.

General and administrative:

●	Increase primarily due to higher professional fees in the second quarter and higher recoveries of bad debt in the first quarter.

Depreciation and amortization:

●	Increase due to higher amortization of drydock costs.

Gain on asset dispositions, net:

●

During the second quarter of 2024, we sold one vessel from our active fleet for $2.4 million and recognized a $2.0 million gain. During the first quarter of 2024, we sold three vessels from our active fleet for a total of $12.3 million and recognized gains totaling $11.0 million.

Interest expense:

●	Decrease due to lower debt as we made $26.5 million in principal payments in the first and second quarters of 2024.

Interest income and other, net:

●	Interest income is primarily derived from investing our cash balances, which remained relatively constant.

Foreign exchange losses:

●

In the second and first quarter of 2024, our foreign exchange losses were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening/weakening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the second and first quarters of 2024 is mainly attributable to taxes on our operations in foreign countries.

Segment results for three months ended June 30, 2024 compared to March 31, 2024

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change

Total revenue	$73,142	$63,941	$9,201	14%
Costs and expenses:
Vessel operating costs:
Crew costs	23,318	24,062	744	3%
Repair and maintenance	5,645	4,534	(1,111)	(25)%
Insurance	463	494	31	6%
Fuel, lube and supplies	2,994	4,522	1,528	34%
Other	5,747	5,928	181	3%
Total vessel operating costs	38,167	39,540	1,373	3%
General and administrative	3,414	3,332	(82)	(2)%
Depreciation and amortization	11,413	10,943	(470)	(4)%
Vessel operating profit	$20,148	$10,126	$10,022	99%

Select operating statistics:
Utilization	80.7%	74.5%	6.2%
Active utilization	80.7%	76.5%	4.2%
Average vessel day rates	$28,317	$25,894	$2,423	9.4%
Vessel operating cost per active day	$12,020	$12,264	$244	2.0%
Average total vessels	35	36	(1)
Average stacked vessels	—	(1)	1
Average active vessels	35	35	—

Revenue:

●	Increase primarily driven by higher active utilization and the significant increase in average day rates.
●	Utilization increased due to increased activity in Mexico.

Vessel operating costs:

●	Decrease primarily due to lower fuel and consumables costs as a result of timing of replenishments.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change

Total revenue	$55,221	$47,781	$7,440	16%
Costs and expenses:
Vessel operating costs:
Crew costs	23,023	19,306	(3,717)	(19)%
Repair and maintenance	3,092	2,769	(323)	(12)%
Insurance	278	273	(5)	(2)%
Fuel, lube and supplies	2,335	1,937	(398)	(21)%
Other	2,968	2,491	(477)	(19)%
Total vessel operating costs	31,696	26,776	(4,920)	(18)%
General and administrative	2,084	2,126	42	2%
Depreciation and amortization	4,510	4,032	(478)	(12)%
Vessel operating profit	$16,931	$14,847	$2,084	14%

Select operating statistics:
Utilization	84.9%	84.0%	0.9%
Active utilization	84.9%	84.0%	0.9%
Average vessel day rates	$32,848	$30,101	$2,747	9.1%
Vessel operating cost per active day	$16,091	$14,252	$(1,839)	(12.9)%
Average total vessels	22	21	1
Average stacked vessels	—	—	—
Average active vessels	22	21	1

Revenue:

●	Increase primarily driven by a slight increase in utilization and the significant increase in average day rates due to vessels working in Australia, which is a high day rate environment.

Vessel operating costs:

●	Increase primarily due to higher crew wages in Australia which is a high crew cost environment.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to an additional vessel in the second quarter and higher amortization of drydock costs.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change

Total revenue	$36,536	$37,932	$(1,396)	(4)%
Costs and expenses:
Vessel operating costs:
Crew costs	13,540	13,270	(270)	(2)%
Repair and maintenance	4,300	4,508	208	5%
Insurance	464	420	(44)	(10)%
Fuel, lube and supplies	2,274	2,304	30	1%
Other	7,138	6,006	(1,132)	(19)%
Total vessel operating costs	27,716	26,508	(1,208)	(5)%
General and administrative	2,847	2,622	(225)	(9)%
Depreciation and amortization	7,815	7,273	(542)	(7)%
Vessel operating profit	$(1,842)	$1,529	$(3,371)	(220)%

Select operating statistics:
Utilization	83.8%	86.6%	(2.8)%
Active utilization	83.8%	86.6%	(2.8)%
Average vessel day rates	$11,148	$11,108	$40	0.4%
Vessel operating cost per active day	$7,083	$6,719	$(364)	(5.4)%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Decrease primarily driven by lower utilization offset slightly by the increase in day rates.
●	Utilization decreased primarily due to higher drydock days and higher idle time between contracts in the second quarter.

Vessel operating costs:

●	Increase primarily due to the accelerated amortization of deferred mobilization costs due to a contract cancellation.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs and the accelerated depreciation on a contract-specific equipment due to the contract cancellation.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change

Total revenue	$83,266	$80,381	$2,885	4%
Costs and expenses:
Vessel operating costs:
Crew costs	27,085	26,282	(803)	(3)%
Repair and maintenance	7,058	5,493	(1,565)	(28)%
Insurance	761	756	(5)	(1)%
Fuel, lube and supplies	3,461	4,094	633	15%
Other	4,351	4,359	8	0%
Total vessel operating costs	42,716	40,984	(1,732)	(4)%
General and administrative	2,982	3,202	220	7%
Depreciation and amortization	22,439	21,438	(1,001)	(5)%
Vessel operating profit	$15,129	$14,757	$372	3%

Select operating statistics:
Utilization	85.8%	87.1%	(1.3)%
Active utilization	85.8%	87.1%	(1.3)%
Average vessel day rates	$20,950	$19,763	$1,187	6.0%
Vessel operating cost per active day	$9,304	$8,866	$(439)	(4.9)%
Average total vessels	50	51	(1)
Average stacked vessels	—	—	—
Average active vessels	50	51	(1)

Revenue:

●	Increased primarily driven by higher day rates, which more than offset lower utilization and less active vessels.
●	Active vessels decreased due to the transfer of a vessel to another segment.
●	Active utilization decreased due to higher drydock days and idle time between contracts.

Vessel operating costs:

●	Increase primarily due mainly to higher repair cost related to emergency repairs on a vessel in the segment.

General and administrative expense:

●	Decrease primarily due to lower personnel and office expenses.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change

Total revenue	$88,838	$88,651	$187	0%
Costs and expenses:
Vessel operating costs:
Crew costs	19,265	19,432	167	1%
Repair and maintenance	4,648	4,044	(604)	(15)%
Insurance	659	637	(22)	(3)%
Fuel, lube and supplies	4,498	4,461	(37)	(1)%
Other	7,148	5,174	(1,974)	(38)%
Total vessel operating costs	36,218	33,748	(2,470)	(7)%
General and administrative	2,376	2,055	(321)	(16)%
Depreciation and amortization	12,505	11,838	(667)	(6)%
Vessel operating profit	$37,739	$41,010	$(3,271)	(8)%

Select operating statistics:
Utilization	72.9%	77.1%	(4.2)%
Active utilization	73.6%	78.3%	(4.7)%
Average vessel day rates	$20,093	$18,687	$1,406	7.5%
Vessel operating cost per active day	$6,003	$5,531	$(471)	(8.5)%
Average total vessels	67	68	(1)
Average stacked vessels	(1)	(1)	—
Average active vessels	66	67	(1)

Revenue:

●	Increase primarily driven by the increase in average day rates offset by lower utilization.
●	Active utilization decreased due to higher drydock activity and some idle time between contracts.

Vessel operating costs:

●	Increase primarily due to a customs duty settlement in the second quarter and higher repairs on several vessels.

General and administrative expense:

●	Increase due to higher professional fees and lower bad debt recovery.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Consolidated Results – Six Months Ended June 30, 2024 compared to June 30, 2023

(In Thousands except for statistics)	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Total revenue	$660,394	$408,065	$252,329	62%
Costs and expenses:
Vessel operating costs:
Crew costs	208,583	134,650	(73,933)	(55)%
Repair and maintenance	46,091	33,486	(12,605)	(38)%
Insurance	5,205	4,173	(1,032)	(25)%
Fuel, lube and supplies	32,880	27,513	(5,367)	(20)%
Other	51,310	33,901	(17,409)	(51)%
Total vessel operating costs	344,069	233,723	(110,346)	(47)%
Costs of other operating revenues	1,966	1,524	(442)	(29)%
General and administrative	51,658	49,558	(2,100)	(4)%
Depreciation and amortization	115,715	63,434	(52,281)	(82)%
Gain on asset dispositions, net	(13,039)	(3,620)	9,419	260%
Total costs and expenses	500,369	344,619	(155,750)	(45)%
Operating income	160,025	63,446	96,579	152%
Other income (expense):
Foreign exchange loss	(6,461)	(1,471)	(4,990)	339%
Equity in net earnings of unconsolidated companies	—	25	(25)	(100)%
Interest income and other, net	2,658	2,920	(262)	(9)%
Interest and other debt costs, net	(38,603)	(8,921)	(29,682)	(333)%
Total other expense	(42,406)	(7,447)	(34,959)	(469)%
Income before income taxes	117,619	55,999	61,620	110%
Income tax expense	20,957	23,255	2,298	10%
Net income	96,662	32,744	63,918	195%
Net loss attributable to noncontrolling interests	(718)	(578)	(140)	(24)%
Net income attributable to Tidewater Inc.	$97,380	$33,322	$64,058	192%

Select operating statistics:
Utilization	81.0%	76.7%	4.3%
Active utilization	81.5%	80.0%	1.5%
Average vessel day rates	$20,338	$15,334	$5,004	32.6%
Vessel operating cost per active day	$8,726	$7,116	$(1,610)	(22.6)%
Average total vessels	218	189	29
Average stacked vessels	(1)	(7)	6
Average active vessels	217	182	35

Revenue:

●

Increase primarily driven by substantially higher day rates and slightly higher utilization in the first six months of 2024 compared to the first six months of 2023. In the second half of 2023, we increased our vessel count by 37 with the Solstad Acquisition that added to the increase in revenues in 2024.

●	Solstad Vessels contributed $125.5 million to 2024 revenue which is approximately half of the increase from the first six months of 2023.

Vessel operating costs:

●	Increase largely due to the addition of 37 vessels from the Solstad Acquisition and higher crew costs as we expand operations to higher cost regions.
●	Solstad vessels added $70.4 million to operating costs.

General and administrative:

●

Increase primarily due to higher salaries and compensation costs in 2024 mainly from the Solstad Acquisition, offset by higher bad debt recoveries and lower acquisition related transaction expenses in 2024.

Depreciation and amortization:

●	Increase due to the addition of 37 vessels from the Solstad Acquisition and increased drydock activity.
●	Solstad Vessels added $37.5 million to depreciation and amortization.

Gain on asset dispositions, net:

●

During the first six months of 2024, we sold four vessels from our active fleet for a total of $14.8 million and recognized gains totaling $13.0 million. During the first six months of 2023, we sold or recycled six vessels designated as held for sale and two vessels from our active fleet for a total of $8.7 million and recognized gains totaling $3.6 million.

Interest expense:

●	Increase due to the addition of $575.0 million in long term debt to partially fund the Solstad Acquisition.

Interest income and other, net:

●	Interest income increased to $5.3 million in the six months ended June 30, 2024, compared to $2.2 million the same period in 2023 as a result of substantially larger invested balances and higher rates of return
●	During the six months ended June 30, 2024, we recognized a $2.7 million write off of certain indemnity assets related to the Swire acquisition.
●	During the six months ended June 30, 2023, we recognized a $1.8 million settlement gain in connection with an agreement committing our pension plan to use a portion of its assets to purchase an annuity from an insurance company so as to transfer its liabilities. This gain in 2023 was largely offset by expenses related to old insurance treaties.

Foreign exchange losses:

●

During the six months ended June 30, 2024 and 2023, our foreign exchange losses and gains, respectively, were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening/weakening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the six months ended June 30, 2024 and 2023, is mainly attributable to taxes on our operations in foreign countries.

Segment results for six months ended June 30, 2024 compared to June 30, 2023

Americas Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Total revenue	$137,083	$98,063	$39,020	40%
Costs and expenses:
Vessel operating costs:
Crew costs	47,380	35,435	(11,945)	(34)%
Repair and maintenance	10,179	7,861	(2,318)	(29)%
Insurance	957	889	(68)	(8)%
Fuel, lube and supplies	7,516	5,548	(1,968)	(35)%
Other	11,675	8,136	(3,539)	(43)%
Total vessel operating costs	77,707	57,869	(19,838)	(34)%
General and administrative	6,746	9,069	2,323	26%
Depreciation and amortization	22,356	16,918	(5,438)	(32)%
Vessel operating profit	$30,274	$14,207	$16,067	113%

Select operating statistics:
Utilization	77.5%	82.5%	(5.0)%
Active utilization	78.6%	85.3%	(6.7)%
Average vessel day rates	$27,129	$20,035	$7,094	35.4%
Vessel operating cost per active day	$12,143	$10,078	$(2,065)	(20.5)%
Average total vessels	36	33	3
Average stacked vessels	—	(1)	1
Average active vessels	36	32	4

Revenue:

●	Increase primarily driven by the substantial increase in average day rates and the increase in active vessels, partially offset by lower utilization.
●	Utilization decreased due to increased drydock activity in the 2024.
●	Active vessels increased due to the addition of five Solstad Vessels, offset by vessel sales and vessel transfers.
●	Solstad Vessels contributed $21.8 million in revenue.

Vessel operating costs:

●	Increase primarily due to additional Solstad Vessels.
●	Solstad Vessels added $10.4 million to operating costs.

General and administrative expense:

●	Decrease primarily due to lower bad debt expense in 2024.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization resulting from more drydock activity.
●	Solstad Vessels added $3.5 million to depreciation and amortization, but this was largely offset by vessel sales and vessel transfers.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Total revenue	$103,002	$44,609	$58,393	131%
Costs and expenses:
Vessel operating costs:
Crew costs	42,329	14,373	(27,956)	(195)%
Repair and maintenance	5,861	3,266	(2,595)	(79)%
Insurance	551	342	(209)	(61)%
Fuel, lube and supplies	4,272	3,151	(1,121)	(36)%
Other	5,459	3,326	(2,133)	(64)%
Total vessel operating costs	58,472	24,458	(34,014)	(139)%
General and administrative	4,210	4,268	58	1%
Depreciation and amortization	8,542	3,289	(5,253)	(160)%
Vessel operating profit	$31,778	$12,594	$19,184	152%

Select operating statistics:
Utilization	84.4%	73.6%	10.8%
Active utilization	84.4%	75.0%	9.4%
Average vessel day rates	$31,514	$23,916	$7,598	31.8%
Vessel operating cost per active day	$15,194	$9,798	$(5,395)	(55.1)%
Average total vessels	21	14	7
Average stacked vessels	—	—	—
Average active vessels	21	14	7

Revenue:

●

Increase primarily driven by higher utilization, additional vessels from the Solstad Acquisition and the significant increase in average day rates due to vessels working in Australia which is a high day rate environment.

●	Active utilization increased as our vessels experienced less repair days and less idle time during the six months ended June 30, 2024. In addition, the Solstad Vessels were approximately 90% utilized in 2024.
●	Active vessels increased by seven, including four Solstad Vessels.
●	Solstad Vessels contributed $14.0 million in revenue.

Vessel operating costs:

●	Increase primarily due to additional vessels in the segment and higher crew wages in Australia which is a high crew cost environment.
●	Solstad Vessels added $14.9 million to operating costs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to additional vessels in the segment and increased drydock costs.
●	Solstad Vessels added $2.7 million to depreciation and amortization.

Middle East Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Total revenue	$74,468	$62,618	$11,850	19%
Costs and expenses:
Vessel operating costs:
Crew costs	26,810	25,786	(1,024)	(4)%
Repair and maintenance	8,808	7,254	(1,554)	(21)%
Insurance	884	898	14	2%
Fuel, lube and supplies	4,578	6,340	1,762	28%
Other	13,144	7,425	(5,719)	(77)%
Total vessel operating costs	54,224	47,703	(6,521)	(14)%
General and administrative	5,469	4,816	(653)	(14)%
Depreciation and amortization	15,088	12,100	(2,988)	(25)%
Vessel operating profit	$(313)	$(2,001)	$1,688	(84)%

Select operating statistics:
Utilization	85.2%	79.2%	6.0%
Active utilization	85.2%	79.2%	6.0%
Average vessel day rates	$11,128	$10,056	$1,072	10.7%
Vessel operating cost per active day	$6,901	$6,064	$(836)	(13.8)%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Increase primarily driven by the higher average day rates and higher utilization.
●	Utilization increased due to higher activity in the segment and lower mobilization days.

Vessel operating costs:

●	Increase primarily due to the accelerated amortization of deferred mobilization costs due to a cancelled contract and higher training costs.

General and administrative expense:

●	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

●	Increase primarily due to drydock activity and the accelerated depreciation on a contract-specific equipment due to the contract cancellation.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Total revenue	$163,647	$70,545	$93,102	132%
Costs and expenses:
Vessel operating costs:
Crew costs	53,367	26,133	(27,234)	(104)%
Repair and maintenance	12,551	5,606	(6,945)	(124)%
Insurance	1,517	738	(779)	(106)%
Fuel, lube and supplies	7,555	3,947	(3,608)	(91)%
Other	8,710	4,663	(4,047)	(87)%
Total vessel operating costs	83,700	41,087	(42,613)	(104)%
General and administrative	6,184	4,320	(1,864)	(43)%
Depreciation and amortization	43,877	14,795	(29,082)	(197)%
Vessel operating profit	$29,886	$10,343	$19,543	189%

Select operating statistics:
Utilization	86.5%	84.6%	1.9%
Active utilization	86.5%	84.6%	1.9%
Average vessel day rates	$20,350	$17,360	$2,990	17.2%
Vessel operating cost per active day	$9,084	$8,549	$(535)	(6.3)%
Average total vessels	51	27	24
Average stacked vessels	—	—	—
Average active vessels	51	27	24

Revenue:

●	Increased primarily driven by the significant increase in day rates and additional vessels from the Solstad Acquisition.
●	Active vessels increased by 24 vessels, including 25 vessels from the Solstad Acquisition.
●	Utilization increased due to higher activity in the segment.
●	Solstad Vessels contributed $72.4 million in revenue.

Vessel operating costs:

●	Increase primarily due to the additional vessels in the segment.
●	Solstad Vessels added $40.8 million to operating costs.

General and administrative expense:

●	Increase due to additional shore personnel from the Solstad Acquisition.

Depreciation and amortization expense:

●	Increase primarily due to additional vessels.
●	Solstad Vessels added $27.0 million to depreciation and amortization.

West Africa Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2024	June 30, 2023	Change	% Change

Total revenue	$177,489	$125,668	$51,821	41%
Costs and expenses:
Vessel operating costs:
Crew costs	38,697	32,923	(5,774)	(18)%
Repair and maintenance	8,692	9,499	807	8%
Insurance	1,296	1,306	10	1%
Fuel, lube and supplies	8,959	8,527	(432)	(5)%
Other	12,322	10,351	(1,971)	(19)%
Total vessel operating costs	69,966	62,606	(7,360)	(12)%
General and administrative	4,431	5,033	602	12%
Depreciation and amortization	24,343	15,334	(9,009)	(59)%
Vessel operating profit	$78,749	$42,695	$36,054	84%

Select operating statistics:
Utilization	75.0%	70.3%	4.7%
Active utilization	76.0%	77.2%	(1.2)%
Average vessel day rates	$19,366	$13,760	$5,606	40.7%
Vessel operating cost per active day	$6,003	$5,231	$(771)	(14.7)%
Average total vessels	67	72	(5)
Average stacked vessels	(1)	(6)	5
Average active vessels	66	66	—

Revenue:

●	Increase primarily driven by the significant increase in average day rates.
●	Active utilization decreased slightly due to higher drydock activity.
●	Solstad Acquisition added three vessels offset by net vessel sales and vessel transfers.
●	Solstad Vessels contributed $17.3 million in revenue.

Vessel operating costs:

●	Increase primarily due to higher crew wages and a customs duty settlement in the second quarter of 2024.
●	Solstad Vessels added $4.3 million to operating costs.

General and administrative expense:

●	Decrease due to higher recovery of bad debt in 2024.

Depreciation and amortization expense:

●	Increase primarily due to amortization resulting from increased drydock activity.
●	Solstad Vessels added $4.3 million to depreciation and amortization which was marginally offset by vessel sales and vessel transfers.

Vessel Dispositions, Assets Held for Sale and Stacked Vessels

We may sell and/or recycle vessels when market conditions warrant and opportunities arise. We generally target older vessels or vessels that do not meet our strategic goals for sale but may also sell vessels when approached by third parties with positive value propositions. From time to time, we have designated vessels for sale under formal assets held for sale programs. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessel sales during the first six months of 2024 consisted of four vessels from our active fleet. We have no vessels classified as assets held for sale as of June 30, 2024.

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. We include any vessel designated as assets held for sale in stacked vessels as they continue to incur stacking related costs. We had zero and two stacked vessels at June 30, 2024 and December 31, 2023, respectively. The decrease in stacked vessels is attributable to vessel sales.

Liquidity, Capital Resources and Other Matters

As of June 30, 2024, we had $321.5 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany liabilities of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

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

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility (RCF) that matures in 2026. No amounts have been drawn on this facility. As of June 30, 2024, we had $711.0 million of debt on our consolidated balance sheet, $103.0 million of which is due in the next twelve months. Working capital, which includes cash on hand, was $306.7 million at June 30, 2024. During the six months ended June 30, 2024, we generated $96.7 million in net income and $133.4 million in cash flow from operating activities, which includes our interest payments and drydock costs. With the closing of the Solstad Acquisition, we added substantially to our debt, including current maturities, drydock obligations and interest costs. However, we expect to generate sufficient operating cashflow from the Solstad Vessels to meet the corresponding increase in our debt service obligations.

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

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through June 30, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bears interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Payments for three of the delivered vessels began in the fourth quarter of 2023 while the fourth vessel payment commenced in the second quarter of 2024. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Please refer to Note (8) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

In November 2023, we announced the approval by our Board to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million ($59.29 per share), excluding commissions and a 1% excise taxes. On February 29, 2024, we announced our Board's approval of a new $48.6 million program. Further on May 2, 2024, we announced the approval of an additional $18.1 million under this program, for a total share repurchase capacity of $66.7 million. Under this new program, we repurchased and retired 347,954 shares for approximately $32.9 million ($94.52 per share), excluding commissions and a 1% excise tax, during the six months ended June 30, 2024. No shares were repurchased during the years ended December 31, 2022 and 2021. Please refer to Item 5 of our Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock in the fourth quarter of 2023. Also refer to Part II. Item 2. “Issuer Repurchases of Equity Securities” set forth herein and Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements for current year repurchases.

Dividends

There were no dividends declared for the six months ended June 30, 2024 and 2023. Please refer to Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $133.4 million and $22.5 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2024 reflects net income of $96.7 million, which includes non-cash depreciation and amortization of $115.7 million and net gains on asset dispositions of $13.0 million. Combined changes in operating assets and liabilities provided $7.2 million in cash, and cash paid for deferred drydock and survey costs was $80.1 million.

Net cash provided by operating activities for the six months ended June 30, 2023 reflects net income of $32.7 million, which includes non-cash depreciation and amortization of $63.4 million and net gains on asset dispositions of $3.6 million. Combined changes in operating assets and liabilities used $21.2 million in cash, and cash paid for deferred drydock and survey costs was $52.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $1.8 million and $8.8 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2024 reflects receipt of $14.8 million primarily related to the sale of four vessels. Additions to properties and equipment were comprised of approximately $15.6 million in capitalized upgrades to existing vessels and equipment and $1.7 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was $88.1 million and $6.9 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2024 included payments of long-term debt of $26.5 million, the purchase of 347,954 shares of our common stock for $32.9 million, $0.2 million of debt issuance costs and $28.5 million in shares acquired to pay taxes on stock awards.

Net cash used in financing activities for the six months ended June 30, 2023 included a $1.4 million payment to acquire the non-controlling interest in a majority owned (now wholly owned) subsidiary and $5.5 million in shares acquired to pay taxes on stock awards.

Application of Critical Accounting Policies and Estimates

Our Annual Report filed with the SEC on February 29, 2024, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2023 Annual Report regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, see “Note (2) - Recently Issued or Adopted Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In the fourth quarter of 2023, we repurchased 590,499 shares of our common stock under a $35.0 million repurchase authorization. On February 29, 2024, we announced our Board's approval of a new $48.6 million share repurchase program. Further, on May 2, 2024, we announced the approval of an additional $18.1 million under this program, for a total share repurchase capacity of $66.7 million. Under this new program, we repurchased and retired 347,954 shares for approximately $32.9 million ($94.52 per share), excluding commissions and a 1% excise tax, during the six months ended June 30, 2024. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Common stock repurchase activity for the three months ended June 30, 2024 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
April 1, 2024 - April 30, 2024	116,533	$94.39	116,533	$34,094
May 1, 2024 - May 31, 2024	30,744	97.57	30,744	49,239
June 1, 2024 - June 30, 2024	161,846	95.09	161,846	33,849
Total	309,123	$95.07	309,123

All share repurchases were made using cash resources and under terms intended to qualify for exemption under Rule 10b-18. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes any shares withheld to settle employee tax withholdings related to the vesting/exercise of stock awards.

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

TIDEWATER INC.
(Registrant)

Date: August 6, 2024	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)