Form 10-Q
period 2024-09-30
TIDEWATER INC
filed 2024-11-07
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

52,322,996 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 31, 2024.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$280,840	$274,437
Restricted cash	7,259	1,241
Trade and other receivables, net of allowance for credit losses of $3,086 and $15,914 at September 30, 2024 and December 31, 2023, respectively	293,085	268,352
Marine operating supplies	26,670	31,933
Prepaid expenses and other current assets	18,117	15,172
Total current assets	625,971	591,135
Net properties and equipment	1,220,056	1,315,122
Deferred drydocking and survey costs	160,944	106,698
Indemnification assets	12,216	17,370
Other assets	27,944	32,449
Total assets	$2,047,131	$2,062,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,058	$44,931
Accrued expenses	117,878	125,590
Current portion of long-term debt	53,105	103,077
Other current liabilities	38,532	55,133
Total current liabilities	273,573	328,731
Long-term debt	597,352	631,361
Other liabilities	62,366	64,985

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 52,322,461 and 52,259,303 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	52	52
Additional paid-in capital	1,653,027	1,671,759
Accumulated deficit	(541,191)	(637,838)
Accumulated other comprehensive income	4,592	5,266
Total stockholders’ equity	1,116,480	1,039,239
Noncontrolling interests	(2,640)	(1,542)
Total equity	1,113,840	1,037,697
Total liabilities and equity	$2,047,131	$2,062,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Vessel revenues	$338,485	$296,975	$994,174	$698,478
Other operating revenues	1,871	2,287	6,576	8,849
Total revenue	340,356	299,262	1,000,750	707,327
Costs and expenses:
Vessel operating costs	178,654	164,239	522,723	397,962
Costs of other operating revenues	901	1,481	2,867	3,005
General and administrative	28,471	21,001	80,129	70,559
Depreciation and amortization	62,435	57,730	178,150	121,164
Gain on asset dispositions, net	(51)	(863)	(13,090)	(4,483)
Total costs and expenses	270,410	243,588	770,779	588,207
Operating income	69,946	55,674	229,971	119,120
Other income (expense):
Foreign exchange gain (loss)	5,522	(2,149)	(939)	(3,620)
Equity in net earnings of unconsolidated companies	—	4	—	29
Interest income and other, net	1,028	568	3,686	3,488
Interest and other debt costs, net	(17,622)	(19,288)	(56,225)	(28,209)
Total other expense	(11,072)	(20,865)	(53,478)	(28,312)
Income before income taxes	58,874	34,809	176,493	90,808
Income tax expense	12,883	9,260	33,840	32,515
Net income	45,991	25,549	142,653	58,293
Net loss attributable to noncontrolling interests	(380)	(650)	(1,098)	(1,228)
Net income attributable to Tidewater Inc.	$46,371	$26,199	$143,751	$59,521
Basic income per common share	$0.88	$0.50	$2.74	$1.16
Diluted income per common share	$0.87	$0.49	$2.70	$1.13
Weighted average common shares outstanding	52,490	52,230	52,498	51,235
Dilutive effect of warrants, restricted stock units and stock options	593	1,380	656	1,322
Adjusted weighted average common shares	53,083	53,610	53,154	52,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$45,991	$25,549	$142,653	$58,293
Other comprehensive income (loss):
Unrealized gain (loss) on note receivable	130	(153)	283	(469)
Change in liability of pension plans	(600)	—	(957)	(3,694)
Total comprehensive income	$45,521	$25,396	$141,979	$54,130

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$142,653	$58,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,430	85,989
Amortization of deferred drydocking and survey costs	60,720	35,175
Amortization of debt premium and discounts	5,129	2,644
Amortization of below market contracts	(3,929)	(1,906)
Provision for deferred income taxes	56	69
Gain on asset dispositions, net	(13,090)	(4,483)
Gain on pension settlement	—	(1,807)
Stock-based compensation expense	9,795	7,247
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	(24,733)	(92,684)
Accounts payable	19,127	18,237
Accrued expenses	(4,623)	14,231
Deferred drydocking and survey costs	(115,584)	(73,309)
Other, net	(10,405)	9,778
Net cash provided by operating activities	182,546	57,474
Cash flows from investing activities:
Proceeds from asset dispositions	14,868	9,604
Proceeds from sale of notes	2,208	—
Acquisitions, net of cash acquired	—	(594,191)
Additions to properties and equipment	(23,046)	(23,202)
Net cash used in investing activities	(5,970)	(607,789)
Cash flows from financing activities:
Exercise of warrants	—	111,483
Proceeds from issuance of shares	2	—
Issuance of long-term debt	—	575,000
Principal payments on long-term debt	(89,007)	—
Purchase of common stock	(46,639)	—
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)
Debt issuance costs	(193)	(14,758)
Share based awards reacquired to pay taxes	(28,528)	(5,899)
Net cash provided by (used in) financing activities	(164,365)	664,399
Net change in cash, cash equivalents and restricted cash	12,211	114,084
Cash, cash equivalents and restricted cash at beginning of period	277,965	167,977
Cash, cash equivalents and restricted cash at end of period	$290,176	$282,061

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$54,081	$8,452
Income taxes	$45,641	$36,585
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$—	$12,198
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$—	$12,198

Cash, cash equivalents and restricted cash at September 30, 2024 includes $2.1 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at June 30, 2024	$52	$1,649,523	$(573,390)	$5,062	$(2,260)	$1,078,987
Total comprehensive income (loss)	—	—	46,371	(470)	(380)	45,521
Repurchase and retirement of common stock	—	—	(14,172)	—	—	(14,172)
Amortization of share-based awards	—	3,504	—	—	—	3,504
Balance at September 30, 2024	$52	$1,653,027	$(541,191)	$4,592	$(2,640)	$1,113,840

Balance at June 30, 2023	$51	$1,554,793	$(666,327)	$4,566	$(556)	$892,527
Total comprehensive income (loss)	—	—	26,199	(153)	(650)	25,396
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Amortization of share-based awards	—	2,118	—	—	—	2,118
Balance at September 30, 2023	$53	$1,668,392	$(640,128)	$4,413	$(1,206)	$1,031,524

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2023	$52	$1,671,759	$(637,838)	$5,266	$(1,542)	$1,037,697
Total comprehensive income (loss)	—	—	143,751	(674)	(1,098)	141,979
Issuance of common stock	1	1	—	—	—	2
Repurchase and retirement of common stock	(1)	—	(47,104)	—	—	(47,105)
Amortization of share-based awards	—	(18,733)	—	—	—	(18,733)
Balance at September 30, 2024	$52	$1,653,027	$(541,191)	$4,592	$(2,640)	$1,113,840

Balance at December 31, 2022	$51	$1,556,990	$(699,649)	$8,576	$22	$865,990
Total comprehensive income (loss)	—	—	59,521	(4,163)	(1,228)	54,130
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	1,348	—	—	—	1,348
Balance at September 30, 2023	$53	$1,668,392	$(640,128)	$4,413	$(1,206)	$1,031,524

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Our quarterly results for the three and nine months ended September 30, 2024 and financial position as of September 30, 2024 and December 31, 2023 as reported in this Quarterly Report on Form 10Q includes the results of an acquisition consummated in the third quarter of 2023. On July 5, 2023, we finalized an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, (Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we acquired from the Sellers (Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels for an aggregate purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. See “Note (8) Debt” for additional disclosure on these debt instruments. The results of operations associated with the Solstad Vessels are included in our results of operations from the date of the Acquisition Agreement.

We determined that, under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 805, substantially all of the fair value of the gross assets acquired is concentrated in similar identifiable assets and accordingly, the Solstad Acquisition is considered an asset acquisition. The cost of the asset acquisition was primarily allocated to Net Properties and Equipment in our consolidated balance sheet on the date of the Acquisition Agreement, with the remaining cost allocated, on that date, to various other individual assets acquired and liabilities assumed based on their relative fair values.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

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

Expected credit losses are recognized on the initial recognition of our trade accounts receivable and contract assets. In each subsequent reporting period, even if a loss has not yet been incurred, credit losses are recognized based on the history of credit losses and current conditions, as well as reasonable and supportable forecasts affecting collectability. We utilize a model to estimate the expected credit losses applicable to our trade accounts receivable and contract assets. This model considers our historical performance and the economic environment, as well as the credit risk and its expected development for each segmented group of customers that share similar risk characteristics. It is our practice to write off receivables when all legal options for collection have been exhausted.

Activity in the allowance for credit losses for the nine months ended September 30, 2024 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2024	$15,914
Current period credit for expected credit losses	(1,528)
Write offs (A)	(10,968)
Other	(332)
Balance at September 30, 2024	$3,086

(A)	Primarily the write off of the remaining balance due from our Nigerian joint venture.

(4)	REVENUE RECOGNITION

See “Note (12) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2024, we had $1.6 million of deferred mobilization costs included within Prepaid expenses and other current assets and $1.1 million of deferred mobilization costs included in Other assets. At December 31, 2023, we had $5.4 million and $2.9 million of deferred mobilization costs included with Prepaid expenses and other current assets and Other assets.

At September 30, 2024, we had $3.5 million of deferred mobilization revenue included within Accrued expenses and $4.8 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2024 through 2026. At December 31, 2023, we have $5.0 million and $1.8 million of deferred mobilization revenue included within Accrued expenses and Other liabilities.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the three and nine months ended September 30, 2024 and 2023, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants, restricted stock units and stock options.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	September 30, 2024	September 30, 2023
Balance at June 30, 2024 and 2023	$5,062	$4,566
Unrealized gain (loss) on note receivable	130	(153)
Pension benefits recognized in OCI	(600)	—
Balance at September 30, 2024 and 2023	$4,592	$4,413

(In Thousands)	Nine Months Ended
	September 30, 2024	September 30, 2023
Balance at December 31, 2023 and 2022	$5,266	$8,576
Unrealized gain (loss) on note receivable	283	(469)
Pension benefits recognized in OCI	(957)	(3,694)
Balance at September 30, 2024 and 2023	$4,592	$4,413

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants, restricted stock units and stock options outstanding:

Total shares outstanding including warrants, restricted stock units and stock options	September 30, 2024	September 30, 2023
Common shares outstanding	52,322,461	52,839,862
New creditor warrants (strike price $0.001 per common share)	76,175	81,244
GulfMark creditor warrants (strike price $0.01 per common share)	77,313	95,835
Restricted stock units and stock options	695,576	1,505,519
Total	53,171,525	54,522,460

At  September 30, 2024, we also had 782,993 “out-of-the-money” warrants outstanding and exercisable for 861,292 shares (based on a 1 warrant to a 1.1 share ratio) with an exercise price of $100.00, which expire  November 14, 2024. Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06 and Series B Warrants, exercise price of $62.28, both of which expired on  July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised, and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining 3.1 million unexercised Series A Warrants and Series B Warrants expired according to their terms on July 31, 2023. No warrants, restricted stock units or stock options, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

In November 2023, we announced the approval by our Board of Directors (Board) to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million ($59.29 per share), excluding commissions and a 1% excise tax. On  February 29, 2024, we announced our Board’s approval of a new $48.6 million share repurchase program. Further, on May 2, 2024, we announced the approval of an additional $18.1 million under this program, and on August 6, 2024, we announced the approval of an additional $13.9 million, for a total share repurchase capacity of $80.6 million. Under this new program, we repurchased and retired 520,082 shares for approximately $46.6 million ($89.65 per share), excluding commissions and a 1% excise tax, during the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2024, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2023, our balance sheet reflected approximately $589.5 million of net deferred tax assets prior to a valuation allowance of $591.7 million. As of September 30, 2024, we had net deferred tax assets of approximately $569.0 million prior to a valuation allowance of $571.3 million. The net deferred tax assets as of September 30, 2024 include $62.4 million of deferred tax assets from the 2022 Swire Pacific Offshore acquisition offset by a valuation allowance of $62.4 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to March 2017. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(7)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. We have not made contributions to the pension plan since 2019. Actuarial valuations are performed annually, and we expect to contribute $0.2 million to the pension plan in the fourth quarter of 2024.

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

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $1.1 million and $1.2 million to the supplemental plan for the nine months ended September 30, 2024 and 2023, respectively, and expect to contribute $0.3 million during the remainder of 2024. Our obligations under the supplemental plan were $17.0 million and $17.3 million at September 30, 2024 and  December 31, 2023, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (collectively Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pension Benefits:
Interest cost	$629	$750	$1,889	$2,249
Expected return on plan assets	(444)	(526)	(1,334)	(1,579)
Amortization of net actuarial gains	(30)	(36)	(91)	(106)
Net periodic pension cost	$155	$188	$464	$564

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	September 30, 2024	December 31, 2023
Senior bonds:
Senior Secured Term Loan (A)	$225,000	$312,500
10.375% Senior Unsecured Notes due July 2028 (B)	250,000	250,000
8.50% Senior Secured Notes due November 2026 (C) (D)	175,000	175,000
Supplier Facility Agreements	12,725	14,151
	$662,725	$751,651
Debt discount and issuance costs	(12,268)	(17,213)
Less: Current portion of long-term debt	(53,105)	(103,077)
Total long-term debt	$597,352	$631,361

(A)

As of September 30, 2024 and  December 31, 2023, the fair value (Level 3) of the Senior Secured Term Loan was $231.1 million and $313.7 million, respectively. The Level 3 fair value is derived from discounted present value calculations.

(B)

As of September 30, 2024 and  December 31, 2023, the fair value (Level 2) of the 10.375% Senior Unsecured Notes due July 2028 was $270.5 million and $260.2 million, respectively. The fair value is obtained from public transaction activity on the Nordic ABM exchange (XOAM). The value is designated as Level 2 due to the limited regional reach of the XOAM.

(C)	As of September 30, 2024 and December 31, 2023, the fair value (Level 2) of the 8.50% Senior Secured Notes due November 2026 was $181.3 million and $181.7 million, respectively. The fair value is obtained from public transaction activity on the XOAM. The value is designated as Level 2 due to the limited regional reach of the XOAM.
(D)	Approximately $5.0 million of the amount in restricted cash on the condensed consolidated balance sheet at September 30, 2024, represents the pro rata amount due for our next semiannual interest payment obligation on the 8.50% Senior Secured Notes.

Senior Secured Term Loan

On June 30, 2023, Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels (Unrestricted), LLC, a Delaware limited liability company and a wholly-owned subsidiary of the company (TDW International), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (DNB Bank), as facility agent and DNB Markets, Inc. (DNB Markets), as bookrunner and mandated lead arranger (Credit Agreement), which was fully drawn on  July 5, 2023, in a single advance of $325.0 million, which were used to fund a portion of the purchase price for the Solstad Acquisition.

The Senior Secured Term Loan is composed of a Tranche A loan and a Tranche B loan, each maturing on July 5, 2026. The first payment of $50.0 million under the Tranche A loan was paid in July 2024, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term of the Senior Secured Term Loan, with quarterly payments ranging from $12.5 million to $25.0 million and a final payment of $50.0 million due at maturity. The Tranche A loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may be prepaid pro rata at any time without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

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

10.375% Senior Unsecured Notes due July 2028

On July 3, 2023, Tidewater completed an offering of $250.0 million aggregate principal amount of senior unsecured bonds in the Nordic bond market (Senior Unsecured Notes). The bonds were privately placed outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from the offering to fund a portion of the purchase price of the Solstad Acquisition.

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

8.5% Senior Secured Notes due November 2026

The 8.5% Senior Secured Notes due November 2026 (2026 Notes) totaling $175.0 million in aggregate principal amount, were issued pursuant to the Note Terms, dated as of November 15, 2021 (Note Terms), among us and Nordic Trustee AS, as Trustee and Security Agent. Repayment of the 2026 Notes is guaranteed by our wholly-owned US subsidiaries named as guarantors therein (Guarantors).

The 2026 Notes are secured by (i) a mortgage over each vessel owned by a Guarantor, the equipment that is a part of such vessel, and related rights to insurance on all of the foregoing; (ii) our intercompany claims of a Guarantor against a Restricted Group Company (defined as Tidewater, Tidewater Marine International, Inc. (TMII) and the Guarantors); (iii) bank accounts that contain vessel collateral proceeds or the periodic deposits to the debt service reserve account; (iv) collateral assignments of the rights of each Guarantor under certain long term charter contracts now existing or hereafter arising; and (v) all of the equity interests of the Guarantors and 66% of the equity interests of TMII.

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

Supplier Facility Agreements

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through  September 30, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing approximately six months following delivery of the respective vessels. Payments for three of the delivered vessels began in the fourth quarter of 2023 while the fourth vessel payment commenced in the second quarter of 2024. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). In 2024, $2.2 million of the PEMEX Note were sold for approximately $2.2 million. The PEMEX Notes are classified as “available for sale.” For the three and nine months ended  September 30, 2024, we recorded $0.1 and $0.3 million, respectively, in mark-to-market gains in other comprehensive income, valuing the PEMEX Notes at $6.4 million in our consolidated balance sheet, which is both its amortized cost and approximate fair value, as of September 30, 2024. The PEMEX Notes mark-to-market valuations are considered to be Level 2.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of September 30, 2024, our property and equipment consisted primarily of 213 owned vessels located around the world. As of  December 31, 2023, our property and equipment consisted primarily of 217 owned vessels. We have six Alucat crew boats under construction for which we have made down payments totaling approximately EUR2.7 million ($2.9 million) in prior years and may incur debt with the shipyard upon deliveries in 2024 and 2025 totaling approximately EUR10.7 million ($12.0 million). These crew boats, upon completion, will be employed in our African market.

A summary of properties and equipment is as follows:

(In Thousands)
	September 30, 2024	December 31, 2023
Properties and equipment:
Vessels and related equipment	$1,725,422	$1,716,339
Other properties and equipment	40,317	32,447
	1,765,739	1,748,786
Less accumulated depreciation and amortization	545,683	433,664
Properties and equipment, net	$1,220,056	$1,315,122

A summary of accrued expenses is as follows:

(In Thousands)
	September 30, 2024	December 31, 2023
Payroll and related payables	$42,979	$34,989
Accrued vessel expenses	39,142	48,076
Accrued interest expense	14,241	17,128
Other accrued expenses	21,516	25,397
	$117,878	$125,590

A summary of other current liabilities is as follows:

(In Thousands)
	September 30, 2024	December 31, 2023
Taxes payable	$31,423	$44,461
Other	7,109	10,672
	$38,532	$55,133

A summary of other liabilities is as follows:

(In Thousands)
	September 30, 2024	December 31, 2023
Pension liabilities	$19,483	$19,003
Liability for uncertain tax positions	21,206	27,319
Other	21,677	18,663
	$62,366	$64,985

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is led by senior management, the results are reviewed and resources are allocated by our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

The following table provides a comparison of segment revenues, vessel operating profit (loss), depreciation and amortization, and additions to properties and equipment for the three and nine months ended September 30, 2024 and 2023. Vessel revenues relate to vessels owned and operated by us while other operating revenues relate to other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Vessel revenues:
Americas	$64,606	$70,717	$201,689	$168,780
Asia Pacific	56,283	38,994	159,285	83,603
Middle East	36,947	34,685	111,415	97,303
Europe/Mediterranean	85,325	78,929	248,972	149,474
West Africa	95,324	73,650	272,813	199,318
Other operating revenues	1,871	2,287	6,576	8,849
Total	$340,356	$299,262	$1,000,750	$707,327
Vessel operating profit (loss):
Americas	$13,299	$12,586	$43,573	$26,793
Asia Pacific	15,292	14,555	47,070	27,149
Middle East	(900)	(1,143)	(1,213)	(3,144)
Europe/Mediterranean	12,363	9,576	42,249	19,919
West Africa	43,526	28,392	122,275	71,087
Other operating profit	970	806	3,709	5,844
	84,550	64,772	257,663	147,648

Corporate expenses	(14,655)	(9,961)	(40,782)	(33,011)
Gain on asset dispositions, net	51	863	13,090	4,483
Operating income	$69,946	$55,674	$229,971	$119,120
Depreciation and amortization:
Americas	$11,082	$11,945	$33,438	$28,863
Asia Pacific	4,824	3,570	13,366	6,859
Middle East	7,871	6,854	22,959	18,954
Europe/Mediterranean	23,918	24,660	67,795	39,455
West Africa	13,979	10,113	38,322	25,447
Corporate	761	588	2,270	1,586
Total	$62,435	$57,730	$178,150	$121,164
Additions to properties and equipment:
Americas	$594	$935	$5,577	$2,496
Asia Pacific	695	1,179	1,754	6,838
Middle East	(53)	728	1,253	3,146
Europe/Mediterranean	3,128	1,295	9,850	3,475
West Africa	356	225	1,937	15,960
Corporate	992	1,366	2,675	3,484
Total	$5,712	$5,728	$23,046	$35,399

The following table provides a comparison of total assets at  September 30, 2024 and  December 31, 2023:

(In Thousands)
	September 30, 2024	December 31, 2023
Total assets:
Americas	$353,495	$418,151
Asia Pacific	180,786	167,085
Middle East	176,428	191,927
Europe/Mediterranean	686,748	671,626
West Africa	477,509	421,054
Corporate	172,165	192,931
	$2,047,131	$2,062,774

(13)	ASSET DISPOSITIONS, ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

During the nine months ending September 30, 2024, we sold four vessels for approximately $14.9 million in proceeds and recognized a net gain of $13.1 million on the dispositions. In the nine months ending September 30, 2023, we sold or recycled seven vessels designated as held for sale and had one remaining vessel held for sale valued at $0.6 million. We also sold four vessels from our active fleet. The total vessel and other sales for the nine-month period ending September 30, 2023 contributed approximately $9.6 million in proceeds, and we recognized a net gain of $4.5 million on the dispositions. We had no vessels designated as held for sale at  September 30, 2024 and  December 31, 2023.

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

Prior to August 1, 2023, we had outstanding Series A Warrants, exercise price of $57.06, and Series B Warrants, exercise price of $62.28, both of which expired on July 31, 2023. During July 2023, an aggregate of 2.0 million Series A Warrants and Series B Warrants were exercised, and 1.9 million shares of common stock were issued in exchange for $111.5 million in cash proceeds. The remaining 3.1 million unexercised Series A Warrants and Series B Warrants expired according to their terms on July 31, 2023.

At September 30, 2024, we owned 213 vessels with an average age of 12.4 years available to serve the global offshore energy industry.

MD&A Objective and Principal Factors That Drive Our Results, Cash Flows and Liquidity

Our MD&A is designed to provide information about our financial condition and results of operations from management’s perspective.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. As is the case with the numerous other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on current and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce crude oil and natural gas reserves. Our objective throughout the MD&A is to discuss how these factors affected our historical results and where applicable, how we expect these factors to impact our future results and future liquidity.

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

Insurance costs are dependent on a variety of factors, including our safety record and pricing in the insurance markets, and can fluctuate over time. Our vessels are generally insured for up to their estimated fair market value in order to cover damage or loss. We also purchase coverage for potential liabilities stemming from third-party losses and cyber security breaches with limits that we believe are reasonable for our business and operations, but do not generally purchase business interruption insurance or similar coverage. During the past three years, we have not incurred any material costs, fines or penalties due to a direct or third-party vendor cybersecurity breach. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

We expect the supply-demand balance in the global offshore oil and gas markets to continue to be favorable for offshore activities by the major oil and gas producers. Factors driving this outlook include demand for hydrocarbons continuing to grow internationally, the Organization of the Petroleum Exporting Countries Plus (OPEC+) remaining proactive in maintaining adequate and stable oil prices, combined with a diminishing global supply of vessels to support the offshore energy industry. Energy prices are expected to remain volatile due to ongoing geopolitical conflicts, global inflationary trends, recent issues within OPEC+ regarding market share and pricing expectations, and associated actions from central banks as well as uncertainties surrounding the growth rates expected in key world economies.

Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on offshore operational activities and capital projects. This activity includes improving demand for floating drilling rigs, which also directly impacts our industry.

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities often require higher oil or gas prices to justify the higher expenditure levels of offshore activities compared to conventional onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine, which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict, which has expanded into Lebanon, including threats from Iran, that has resulted in increased disruption of shipping in the Middle East; (iv) OPEC+ production quotas, market share expectations and pricing considerations; (v) resource growth in non-OPEC+ nations; (vi) capital allocation and discipline within the major oil and gas companies thereby limiting funds previously available for resource development; (vii) economies of major consuming nations; and (viii) increased activism related to the perceived responsibility of the oil and gas sector for climate change. These factors, as well as numerous other regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. We continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased resource exploitation activities.

We are one of the world’s largest operators of offshore support vessels and we have operations in most of the world’s offshore oil and gas basins. We have also pursued opportunities in the sustainability arena, including the support of offshore wind energy generation, and continue to invest in our fleet to improve performance, increase efficiencies and reduce our emissions and environmental impact.

We have experienced a sustained period of growth in offshore exploration and production in the past two years which has been accompanied by much higher levels of activity and higher day rates for our vessels. However, some customers have recently paused or delayed additional activity on some projects, for a number of reasons, including logistical and supply chain bottlenecks, further evaluation of exploration results and longer than anticipated finalization of strategies for further development on successful projects in current and new regions. This has caused some temporary delays in certain projects and some realignment of future projects resulting in unanticipated idle time for some of our vessels. Although our business is impacted by a number of macro factors, including those factors discussed herein, which influence our outlook and expectations given the current volatile conditions in our industry, our day rates and vessel utilization remain elevated, and the industry outlook continues to be positive. We are of the opinion that the underlying fundamentals, particularly energy source supply and demand, will support a multi-year increase in offshore upstream development spending. We believe there will be sufficient opportunities for us to operate our vessels in this sector for many years to come.

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

The results of operations tables included below for the total company and the individual segments disclose financial results supplemented with average vessels, vessel utilization and average day rates.

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

Consolidated Results – Three Months Ended September 30, 2024 compared to June 30, 2024

(In Thousands except for statistics)	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change

Total revenue	$340,356	$339,230	$1,126	0%
Costs and expenses:
Vessel operating costs:
Crew costs	107,708	106,231	(1,477)	(1)%
Repair and maintenance	25,554	24,743	(811)	(3)%
Insurance	2,965	2,625	(340)	(13)%
Fuel, lube and supplies	17,213	15,562	(1,651)	(11)%
Other	25,214	27,352	2,138	8%
Total vessel operating costs	178,654	176,513	(2,141)	(1)%
Costs of other operating revenues	901	816	(85)	(10)%
General and administrative	28,471	26,329	(2,142)	(8)%
Depreciation and amortization	62,435	59,445	(2,990)	(5)%
Gain on asset dispositions, net	(51)	(2,000)	(1,949)	(97)%
Total costs and expenses	270,410	261,103	(9,307)	(4)%
Operating income	69,946	78,127	(8,181)	(10)%
Other income (expense):
Foreign exchange gain (loss)	5,522	(2,376)	7,898	332%
Equity in net earnings of unconsolidated companies	—	5	(5)	(100)%
Interest income and other, net	1,028	1,175	(147)	(13)%
Interest and other debt costs, net	(17,622)	(19,127)	1,505	8%
Total other expense	(11,072)	(20,323)	9,251	46%
Income before income taxes	58,874	57,804	1,070	2%
Income tax expense	12,883	7,887	(4,996)	(63)%
Net income	45,991	49,917	(3,926)	(8)%
Net loss attributable to noncontrolling interests	(380)	(437)	57	13%
Net income attributable to Tidewater Inc.	$46,371	$50,354	$(3,983)	(8)%

Select operating statistics:
Utilization	76.2%	80.5%	(4.3)%
Active utilization	76.2%	80.7%	(4.5)%
Average vessel day rates	$22,275	$21,130	$1,145	5.4%
Vessel operating cost per active day	$8,989	$8,972	$(17)	(0.2)%
Average total vessels	216	217	(1)
Average stacked vessels	—	(1)	1
Average active vessels	216	216	—

Revenue:

●

Increase primarily due to higher day rates in the third quarter of 2024 compared to the second quarter of 2024 as demand remains strong for our vessels. The positive day rate effect on our revenues was partially offset by an increase in idle days between contracts as we moved vessels between areas and there were delays in returning to work for some vessels that had contract expirations. In addition, we have had some idle time due to temporary customer delays as they evaluate future activities on projects.

●	Active utilization decreased due to increased idle time and higher mobilization days.

Vessel operating costs:

●

Increase primarily due to higher crew costs and higher fuel costs associated with increased idle time. These cost components were largely offset by lower other operating costs primarily related to a customs duty settlement in the second quarter.

General and administrative:

●	Increase primarily due to higher compensation costs associated with increased headcount and higher professional fees in the third quarter compared to the second quarter.

Depreciation and amortization:

●	Increase due to higher amortization of drydock costs.

Gain on asset dispositions, net:

●

During the third quarter of 2024, we had no vessel sales and minimal other asset sales. During the second quarter of 2024, we sold one vessel from our active fleet for $2.4 million and recognized a $2.0 million gain.

Interest expense:

●	Decrease due to lower debt as we made $62.5 million in principal payments in the third quarter of 2024 and $14.0 million in the second quarter of 2024.

Interest income and other, net:

●	Decrease primarily due to lower cash balances in the third quarter.

Foreign exchange losses:

●

Our foreign exchange gains in the third quarter of 2024 and losses in the second quarter of 2024, were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening/weakening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the third and second quarters of 2024 is mainly attributable to taxes on our operations in foreign countries.

Segment results for three months ended September 30, 2024 compared to June 30, 2024

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change

Total revenue	$64,606	$73,142	$(8,536)	(12)%
Costs and expenses:
Vessel operating costs:
Crew costs	21,646	23,318	1,672	7%
Repair and maintenance	5,227	5,645	418	7%
Insurance	571	463	(108)	(23)%
Fuel, lube and supplies	3,165	2,994	(171)	(6)%
Other	5,921	5,747	(174)	(3)%
Total vessel operating costs	36,530	38,167	1,637	4%
General and administrative	3,695	3,414	(281)	(8)%
Depreciation and amortization	11,082	11,413	331	3%
Vessel operating profit	$13,299	$20,148	$(6,849)	(34)%

Select operating statistics:
Utilization	75.4%	80.7%	(5.3)%
Active utilization	75.4%	80.7%	(5.3)%
Average vessel day rates	$27,676	$28,317	$(641)	(2.3)%
Vessel operating cost per active day	$11,804	$12,020	$217	1.8%
Average total vessels	34	35	(1)
Average stacked vessels	—	—	—
Average active vessels	34	35	(1)

Revenue:

●	Decrease driven by lower active utilization, lower average day rates and the decrease in average active vessels.
●	Utilization decreased due to an increase in idle time partially offset by lower drydock days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs associated with our operations in the Caribbean and the US Gulf of Mexico.

General and administrative expense:

●	Increase primarily due to a severance payment and higher professional fees.

Depreciation and amortization expense:

●	Decrease primarily due to lower depreciation with one less vessel.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change

Total revenue	$56,283	$55,221	$1,062	2%
Costs and expenses:
Vessel operating costs:
Crew costs	24,685	23,023	(1,662)	(7)%
Repair and maintenance	3,834	3,092	(742)	(24)%
Insurance	327	278	(49)	(18)%
Fuel, lube and supplies	2,560	2,335	(225)	(10)%
Other	2,396	2,968	572	19%
Total vessel operating costs	33,802	31,696	(2,106)	(7)%
General and administrative	2,365	2,084	(281)	(13)%
Depreciation and amortization	4,824	4,510	(314)	(7)%
Vessel operating profit	$15,292	$16,931	$(1,639)	(10)%

Select operating statistics:
Utilization	73.8%	84.9%	(11.1)%
Active utilization	73.8%	84.9%	(11.1)%
Average vessel day rates	$40,419	$32,848	$7,571	23.0%
Vessel operating cost per active day	$18,008	$16,091	$(1,917)	(11.9)%
Average total vessels	20	22	(2)
Average stacked vessels	—	—	—
Average active vessels	20	22	(2)

Revenue:

●

Increase primarily driven by the significant increase in average day rates due to an increase in the proportion of vessels working in Australia where average day rates are higher, partially offset by the lower average active vessels and the significant decrease in utilization.

●	Utilization decreased due to higher drydock days and increased idle time.

Vessel operating costs:

●

Increase primarily due to higher crew wages driven by the increased proportion of vessels working in Australia where crew costs are higher. Additionally, we incurred higher than normal repair costs on a vessel in Australia.

General and administrative expense:

●	Increase due to increased headcount in Australia in the third quarter and slightly higher professional fees.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change

Total revenue	$36,947	$36,536	$411	1%
Costs and expenses:
Vessel operating costs:
Crew costs	13,071	13,540	469	3%
Repair and maintenance	4,625	4,300	(325)	(8)%
Insurance	510	464	(46)	(10)%
Fuel, lube and supplies	2,842	2,274	(568)	(25)%
Other	6,000	7,138	1,138	16%
Total vessel operating costs	27,048	27,716	668	2%
General and administrative	2,928	2,847	(81)	(3)%
Depreciation and amortization	7,871	7,815	(56)	(1)%
Vessel operating profit	$(900)	$(1,842)	$942	(51)%

Select operating statistics:
Utilization	80.1%	83.8%	(3.7)%
Active utilization	80.1%	83.8%	(3.7)%
Average vessel day rates	$11,661	$11,148	$513	4.6%
Vessel operating cost per active day	$6,837	$7,083	$246	3.5%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Increase primarily driven by higher day rates offset by the lower utilization.
●	Utilization decreased primarily due to higher repair and mobilization days in the third quarter of 2024.

Vessel operating costs:

●	Decrease primarily due to the accelerated amortization of deferred mobilization costs due to a contract cancellation in the second quarter.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	No significant variances.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change

Total revenue	$85,325	$83,266	$2,059	2%
Costs and expenses:
Vessel operating costs:
Crew costs	28,818	27,085	(1,733)	(6)%
Repair and maintenance	7,279	7,058	(221)	(3)%
Insurance	827	761	(66)	(9)%
Fuel, lube and supplies	3,924	3,461	(463)	(13)%
Other	4,974	4,351	(623)	(14)%
Total vessel operating costs	45,822	42,716	(3,106)	(7)%
General and administrative	3,222	2,982	(240)	(8)%
Depreciation and amortization	23,918	22,439	(1,479)	(7)%
Vessel operating profit	$12,363	$15,129	$(2,766)	(18)%

Select operating statistics:
Utilization	83.9%	85.8%	(1.9)%
Active utilization	83.9%	85.8%	(1.9)%
Average vessel day rates	$21,484	$20,950	$534	2.5%
Vessel operating cost per active day	$9,766	$9,304	$(461)	(5.0)%
Average total vessels	51	50	1
Average stacked vessels	—	—	—
Average active vessels	51	50	1

Revenue:

●	Increase primarily driven by higher day rates and an additional active vessel partially offset by slightly lower utilization.
●	Active vessels increased due to the transfer of a vessel from another segment.
●	Active utilization decreased due to higher drydock days and idle time.

Vessel operating costs:

●	Increase primarily due to higher crew costs associated with higher travel costs in the North Sea.

General and administrative expense:

●	Increase primarily due to higher headcount and compensation costs in Norway.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change

Total revenue	$95,324	$88,838	$6,486	7%
Costs and expenses:
Vessel operating costs:
Crew costs	19,488	19,265	(223)	(1)%
Repair and maintenance	4,589	4,648	59	1%
Insurance	730	659	(71)	(11)%
Fuel, lube and supplies	4,722	4,498	(224)	(5)%
Other	5,923	7,148	1,225	17%
Total vessel operating costs	35,452	36,218	766	2%
General and administrative	2,367	2,376	9	0%
Depreciation and amortization	13,979	12,505	(1,474)	(12)%
Vessel operating profit	$43,526	$37,739	$5,787	15%

Select operating statistics:
Utilization	69.2%	72.9%	(3.7)%
Active utilization	69.2%	73.6%	(4.4)%
Average vessel day rates	$22,044	$20,093	$1,951	9.7%
Vessel operating cost per active day	$5,668	$6,003	$335	5.6%
Average total vessels	68	67	1
Average stacked vessels	—	(1)	1
Average active vessels	68	66	2

Revenue:

●	Increase primarily driven by the increase in average day rates and the additional average active vessels, partially offset by lower utilization.
●	Active utilization decreased due to idle time.

Vessel operating costs:

●	Decrease primarily due to a nonrecurring customs duty settlement in the second quarter.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Consolidated Results – Nine Months Ended September 30, 2024 compared to September 30, 2023

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Total revenue	$1,000,750	$707,327	$293,423	41%
Costs and expenses:
Vessel operating costs:
Crew costs	316,291	231,936	(84,355)	(36)%
Repair and maintenance	71,645	57,081	(14,564)	(26)%
Insurance	8,170	6,532	(1,638)	(25)%
Fuel, lube and supplies	50,093	45,283	(4,810)	(11)%
Other	76,524	57,130	(19,394)	(34)%
Total vessel operating costs	522,723	397,962	(124,761)	(31)%
Costs of other operating revenues	2,867	3,005	138	5%
General and administrative	80,129	70,559	(9,570)	(14)%
Depreciation and amortization	178,150	121,164	(56,986)	(47)%
Gain on asset dispositions, net	(13,090)	(4,483)	8,607	192%
Total costs and expenses	770,779	588,207	(182,572)	(31)%
Operating income	229,971	119,120	110,851	93%
Other income (expense):
Foreign exchange loss	(939)	(3,620)	2,681	74%
Equity in net earnings of unconsolidated companies	—	29	(29)	(100)%
Interest income and other, net	3,686	3,488	198	6%
Interest and other debt costs, net	(56,225)	(28,209)	(28,016)	(99)%
Total other expense	(53,478)	(28,312)	(25,166)	(89)%
Income before income taxes	176,493	90,808	85,685	94%
Income tax expense	33,840	32,515	(1,325)	(4)%
Net income	142,653	58,293	84,360	145%
Net loss attributable to noncontrolling interests	(1,098)	(1,228)	130	11%
Net income attributable to Tidewater Inc.	$143,751	$59,521	$84,230	142%

Select operating statistics:
Utilization	79.4%	78.1%	1.3%
Active utilization	79.7%	80.8%	(1.1)%
Average vessel day rates	$20,959	$16,313	$4,646	28.5%
Vessel operating cost per active day	$8,814	$7,509	$(1,305)	(17.4)%
Average total vessels	217	200	17
Average stacked vessels	(1)	(7)	6
Average active vessels	216	193	23

Revenue:

●

Increase driven by almost 30% higher day rates coupled with the additional vessels from the Solstad Acquisition partially offset by slightly lower active utilization in the first nine months of 2024 compared to the first nine months of 2023. In the third quarter of 2023, we increased our vessel count by 37 with the Solstad Acquisition.

●	Solstad Vessels contributed $201.5 million and $59.1 million to revenue for the nine months ended September 30, 2024 and 2023, respectively.

Vessel operating costs:

●	Increase largely due to the addition of 37 vessels from the Solstad Acquisition and higher crew costs as we expand operations to higher cost regions.
●	Solstad Vessels added $109.6 million and $35.1 million to operating costs for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative:

●

Increase primarily due to higher professional fees, higher salaries and compensation costs in 2024 mainly from the Solstad Acquisition, which was partially offset by higher bad debt recoveries and lower acquisition related transaction expenses in 2024.

Depreciation and amortization:

●	Increase due to the addition of 37 vessels from the Solstad Acquisition and increased drydock activity.
●	Solstad Vessels added $58.0 million and $22.4 million to depreciation and amortization for the nine months ended September 30, 2024 and 2023, respectively.

Gain on asset dispositions, net:

●

During the first nine months of 2024, we sold four vessels from our active fleet for a total of $14.9 million and recognized gains totaling $13.1 million. During the first nine months of 2023, we sold or recycled seven vessels designated as held for sale and four vessels from our active fleet for a total of $9.6 million and recognized gains totaling $4.5 million.

Interest expense:

●	Increase due to the addition of $575.0 million in long term debt to partially fund the Solstad Acquisition.

Interest income and other, net:

●	Interest income increased in the nine months ended September 30, 2024, compared to the same period in 2023 as a result of substantially larger invested balances and higher rates of return.
●	During the nine months ended September 30, 2024, we recognized a $3.2 million charge for certain indemnity assets related to the Swire acquisition.
●

During the nine months ended September 30, 2023, we recognized a $1.8 million settlement gain in connection with an agreement committing our pension plan to use a portion of its assets to purchase an annuity from an insurance company so as to transfer its liabilities. This 2023 gain was largely offset by expenses related to old insurance treaties.

Foreign exchange losses:

●

During the nine months ended September 30, 2024 and 2023, our foreign exchange losses and gains, respectively, were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening/weakening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the nine months ended September 30, 2024 and 2023, is mainly attributable to taxes on our operations in foreign countries.

Segment results for nine months ended September 30, 2024 compared to September 30, 2023

Americas Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Total revenue	$201,689	$168,780	$32,909	19%
Costs and expenses:
Vessel operating costs:
Crew costs	69,026	62,283	(6,743)	(11)%
Repair and maintenance	15,406	13,449	(1,957)	(15)%
Insurance	1,528	1,365	(163)	(12)%
Fuel, lube and supplies	10,681	9,934	(747)	(8)%
Other	17,596	14,060	(3,536)	(25)%
Total vessel operating costs	114,237	101,091	(13,146)	(13)%
General and administrative	10,441	12,033	1,592	13%
Depreciation and amortization	33,438	28,863	(4,575)	(16)%
Vessel operating profit	$43,573	$26,793	$16,780	63%

Select operating statistics:
Utilization	76.9%	83.1%	(6.2)%
Active utilization	77.5%	85.7%	(8.2)%
Average vessel day rates	$27,302	$21,348	$5,954	27.9%
Vessel operating cost per active day	$12,032	$10,975	$(1,057)	(9.6)%
Average total vessels	35	35	—
Average stacked vessels	—	(1)	1
Average active vessels	35	34	1

Revenue:

●	Increase primarily driven by the substantially higher average day rates and an additional active vessel.
●	Utilization decreased due to increased drydock activity in 2024 and increased idle time between contracts.
●	Active vessels increased due to the addition of five Solstad Vessels, offset by vessel sales and vessel transfers.
●	Solstad Vessels contributed $34.3 million and $14.3 million in revenue for the nine months ended September 30, 2024 and 2023, respectively.

Vessel operating costs:

●	Increase primarily due to additional Solstad Vessels.
●	Solstad Vessels added $15.2 million and $7.6 million to operating costs for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expense:

●	Decrease primarily due to lower bad debt expense in 2024.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization resulting from more drydock activity.
●	Solstad Vessels added $5.2 million and $2.4 million to depreciation and amortization for the nine months ended September 30, 2024 and 2023, respectively.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Total revenue	$159,285	$83,603	$75,682	91%
Costs and expenses:
Vessel operating costs:
Crew costs	67,014	26,763	(40,251)	(150)%
Repair and maintenance	9,695	6,235	(3,460)	(55)%
Insurance	878	525	(353)	(67)%
Fuel, lube and supplies	6,832	4,060	(2,772)	(68)%
Other	7,855	5,706	(2,149)	(38)%
Total vessel operating costs	92,274	43,289	(48,985)	(113)%
General and administrative	6,575	6,306	(269)	(4)%
Depreciation and amortization	13,366	6,859	(6,507)	(95)%
Vessel operating profit	$47,070	$27,149	$19,921	73%

Select operating statistics:
Utilization	80.9%	80.5%	0.4%
Active utilization	80.9%	81.4%	(0.5)%
Average vessel day rates	$34,176	$24,783	$9,393	37.9%
Vessel operating cost per active day	$16,116	$10,475	$(5,641)	(53.8)%
Average total vessels	21	15	6
Average stacked vessels	—	—	—
Average active vessels	21	15	6

Revenue:

●

Increase primarily driven by additional vessels from the Solstad Acquisition and the almost 40% increase in average day rates largely driven by the proportion of vessels working in Australia where average day rates are higher, marginally offset by lower active utilization.

●	Active utilization decreased as our vessels experienced more drydock days and more idle time during the nine months ended September 30, 2024.
●	Active vessels increased by six, including four Solstad Vessels.
●	Solstad Vessels contributed $24.4 million and $7.3 million in revenue for the nine months ended September 30, 2024 and 2023, respectively.

Vessel operating costs:

●	Increase primarily due to additional vessels in the segment and by the increased proportion of vessels working in Australia where crew costs are higher.
●	Solstad Vessels added $24.4 million and $5.9 million to operating costs for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to additional vessels in the segment and increased drydocks.
●	Solstad Vessels added $4.3 million and $1.2 million to depreciation and amortization for the nine months ended September 30, 2024 and 2023, respectively.

Middle East Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Total revenue	$111,415	$97,303	$14,112	15%
Costs and expenses:
Vessel operating costs:
Crew costs	39,881	39,700	(181)	(0)%
Repair and maintenance	13,433	12,082	(1,351)	(11)%
Insurance	1,394	1,283	(111)	(9)%
Fuel, lube and supplies	7,420	9,482	2,062	22%
Other	19,144	12,221	(6,923)	(57)%
Total vessel operating costs	81,272	74,768	(6,504)	(9)%
General and administrative	8,397	6,725	(1,672)	(25)%
Depreciation and amortization	22,959	18,954	(4,005)	(21)%
Vessel operating profit	$(1,213)	$(3,144)	$1,931	(61)%

Select operating statistics:
Utilization	83.5%	79.4%	4.1%
Active utilization	83.5%	79.4%	4.1%
Average vessel day rates	$11,299	$10,224	$1,075	10.5%
Vessel operating cost per active day	$6,879	$6,236	$(643)	(10.3)%
Average total vessels	43	44	(1)
Average stacked vessels	—	—	—
Average active vessels	43	44	(1)

Revenue:

●	Increase primarily driven by the higher average day rates partially offset by one less active vessel.
●	Utilization increased due to higher activity in the segment and significantly lower mobilization days.

Vessel operating costs:

●

Increase primarily due to the accelerated amortization of deferred mobilization costs due to a cancelled contract, higher repair costs due to an increase in vessel repair days and increased training costs.

General and administrative expense:

●	Increase primarily due to higher personnel costs coupled with a bad debt recovery in 2023.

Depreciation and amortization expense:

●	Increase primarily due to drydock activity and the accelerated depreciation on a contract-specific equipment due to the contract cancellation.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Total revenue	$248,972	$149,474	$99,498	67%
Costs and expenses:
Vessel operating costs:
Crew costs	82,185	52,765	(29,420)	(56)%
Repair and maintenance	19,830	10,948	(8,882)	(81)%
Insurance	2,344	1,427	(917)	(64)%
Fuel, lube and supplies	11,479	7,980	(3,499)	(44)%
Other	13,684	10,039	(3,645)	(36)%
Total vessel operating costs	129,522	83,159	(46,363)	(56)%
General and administrative	9,406	6,941	(2,465)	(36)%
Depreciation and amortization	67,795	39,455	(28,340)	(72)%
Vessel operating profit	$42,249	$19,919	$22,330	112%

Select operating statistics:
Utilization	85.6%	86.6%	(1.0)%
Active utilization	85.6%	86.6%	(1.0)%
Average vessel day rates	$20,725	$18,233	$2,492	13.7%
Vessel operating cost per active day	$9,314	$8,857	$(457)	(5.2)%
Average total vessels	51	34	17
Average stacked vessels	—	—	—
Average active vessels	51	34	17

Revenue:

●	Increased primarily driven by the increase in day rates and additional vessels from the Solstad Acquisition.
●	Active vessels increased by 17 vessels, primarily from the Solstad Acquisition.
●	Utilization decreased due to higher drydock days and higher idle time between contracts in the segment.
●	Solstad Vessels contributed $116.8 million and $33.5 million in revenue for the nine months ended September 30, 2024 and 2023, respectively.

Vessel operating costs:

●	Increase primarily due to the additional vessels in the segment.
●	Solstad Vessels added $63.6 million and $19.4 million to operating costs for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expense:

●	Increase due to additional shore personnel from the Solstad Acquisition.

Depreciation and amortization expense:

●	Increase primarily due to additional vessels.
●	Solstad Vessels added $42.1 million and $17.0 million to depreciation and amortization for the nine months ended September 30, 2024 and 2023, respectively.

West Africa Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2024	September 30, 2023	Change	% Change

Total revenue	$272,813	$199,318	$73,495	37%
Costs and expenses:
Vessel operating costs:
Crew costs	58,185	50,425	(7,760)	(15)%
Repair and maintenance	13,281	14,367	1,086	8%
Insurance	2,026	1,932	(94)	(5)%
Fuel, lube and supplies	13,681	13,827	146	1%
Other	18,245	15,104	(3,141)	(21)%
Total vessel operating costs	105,418	95,655	(9,763)	(10)%
General and administrative	6,798	7,129	331	5%
Depreciation and amortization	38,322	25,447	(12,875)	(51)%
Vessel operating profit	$122,275	$71,087	$51,188	72%

Select operating statistics:
Utilization	73.0%	70.4%	2.6%
Active utilization	73.6%	76.1%	(2.5)%
Average vessel day rates	$20,224	$14,441	$5,783	40.0%
Vessel operating cost per active day	$5,668	$5,219	$(449)	(8.6)%
Average total vessels	67	72	(5)
Average stacked vessels	(1)	(6)	5
Average active vessels	66	66	—

Revenue:

●	Increase primarily driven by the 40% increase in average day rates.
●	Active utilization decreased due to higher drydock activity and higher idle time between contracts.
●	Solstad Acquisition added three vessels offset by vessel sales and vessel transfers.
●	Solstad Vessels contributed $26.1 million and $3.9 million in revenue for the nine months ended September 30, 2024 and 2023, respectively.

Vessel operating costs:

●	Increase due to higher crew wages and a nonrecurring customs duty settlement in the second quarter of 2024.
●	Solstad Vessels added $6.5 million and $2.1 million to operating costs for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expense:

●	Decrease due to higher recovery of bad debt in 2024.

Depreciation and amortization expense:

●	Increase primarily due to amortization resulting from increased drydock activity, which was partially offset by vessel sales and vessel transfers.
●	Solstad Vessels added $6.5 million and $2.1 million to depreciation and amortization for the nine months ended September 30, 2024 and 2023, respectively.

Vessel Dispositions, Assets Held for Sale and Stacked Vessels

We may sell and/or recycle vessels when market conditions warrant and opportunities arise. We generally target older vessels or vessels that do not meet our strategic goals for sale but may also sell vessels when approached by third parties with positive value propositions. From time to time, we have designated vessels for sale under formal assets held for sale programs. The majority of our vessels are sold to buyers who do not compete with us in the offshore energy industry. Vessel sales during the first nine months of 2024 consisted of four vessels from our active fleet. We have no vessels classified as assets held for sale as of September 30, 2024.

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. We include any vessel designated as assets held for sale in stacked vessels as they continue to incur stacking related costs. We had zero and two stacked vessels at September 30, 2024 and December 31, 2023, respectively. The decrease in stacked vessels is attributable to vessel sales.

Liquidity, Capital Resources and Other Matters

As of September 30, 2024, we had $290.2 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany liabilities of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

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

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility (RCF) that matures in 2026. No amounts have been drawn on this facility. As of September 30, 2024, we had $650.5 million of debt on our consolidated balance sheet, $53.1 million of which is due in the next twelve months. Working capital, which includes cash on hand, was $352.4 million at September 30, 2024. During the nine months ended September 30, 2024, we generated $142.7 million in net income and $182.5 million in cash flow from operating activities, which includes our interest payments and drydock costs. With the closing of the Solstad Acquisition, we added substantially to our debt, including current maturities, drydock obligations and interest costs. However, we expect to continue generating sufficient operating cashflow from the Solstad Vessels to meet the corresponding increase in our debt service obligations.

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

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through September 30, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bears interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Payments for three of the delivered vessels began in the fourth quarter of 2023 while the fourth vessel payment commenced in the second quarter of 2024. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and contain no financial covenants. We expect three more vessels to be delivered during the fourth quarter of 2024.

Please refer to Note (8) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

In November 2023, we announced the approval by our Board to repurchase up to $35.0 million of our common stock. As of December 31, 2023, we had repurchased and retired 590,499 shares for approximately $35.0 million ($59.29 per share), excluding commissions and a 1% excise taxes. On February 29, 2024, we announced our Board's approval of a new $48.6 million program. Further on May 2, 2024, we announced the approval of an additional $18.1 million under this program, and on August 6, 2024, we announced the approval of an additional $13.9 million, for a total share repurchase capacity of $80.6 million. Under this new program, we repurchased and retired 520,082 shares for approximately $46.6 million ($89.68 per share), excluding commissions and a 1% excise tax, during the nine months ended September 30, 2024. No shares were repurchased during the years ended December 31, 2022 and 2021. Please refer to Item 5 of our Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock in the fourth quarter of 2023. Also refer to Part II. Item 2. “Issuer Repurchases of Equity Securities” set forth herein and Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements for current year repurchases.

Dividends

There were no dividends declared for the nine months ended September 30, 2024 and 2023. Please refer to Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $182.5 million and $57.5 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2024 reflects net income of $142.7 million, which includes non-cash depreciation and amortization of $178.2 million and net gains on asset dispositions of $13.1 million. Combined changes in operating assets and liabilities used $20.6 million in cash, and cash paid for deferred drydock and survey costs was $115.6 million.

Net cash provided by operating activities for the nine months ended September 30, 2023 reflects net income of $58.3 million, which includes non-cash depreciation and amortization of $121.2 million and net gains on asset dispositions of $4.5 million. Combined changes in operating assets and liabilities used $50.4 million in cash, and cash paid for deferred drydock and survey costs was $73.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $6.0 million and $607.8 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2024 reflects receipt of $14.9 million primarily related to the sale of four vessels. Additions to properties and equipment were comprised of approximately $20.3 million in capitalized upgrades to existing vessels and equipment and $2.7 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2024 and 2023 was $(164.4) million and $664.4 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2024 included payments of long-term debt of $89.0 million, the purchase of 520,082 shares of our common stock for $46.6 million, $0.2 million of debt issuance costs and $28.5 million in shares acquired to pay taxes on stock awards.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In the fourth quarter of 2023, we repurchased 590,499 shares of our common stock under a $35.0 million repurchase authorization. On February 29, 2024, we announced our Board's approval of a new $48.6 million share repurchase program. Further, on May 2, 2024, we announced the approval of an additional $18.1 million under this program, and on August 6, 2024, we announced the approval of an additional $13.9 million, for a total share repurchase capacity of $80.6 million. Under this new program, we repurchased and retired 520,082 shares for approximately $46.6 million ($89.65 per share), excluding commissions and a 1% excise tax, during the nine months ended September 30, 2024. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Common stock repurchase activity for the three months ended September 30, 2024 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
July 1, 2024 - July 31, 2024	—	—	—	$33,849
August 1, 2024 - August 31, 2024	69,988	$85.73	69,988	41,734
September 1, 2024 - September 30, 2024	102,140	75.75	102,140	33,997
Total	172,128	$79.81	172,128

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

TIDEWATER INC.
(Registrant)

Date: November 7, 2024	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)