Form 10-K
period 2024-12-31
TIDEWATER INC
filed 2025-02-27
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.7 billion based on the closing sales price as reported on the New York Stock Exchange of $95.21 per share.

As of February 14, 2025, 51,470,224 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

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

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2024

PART I

ITEM 1. BUSINESS

Unless otherwise required by the context, the terms “we”, “us”, “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

About Tidewater

We have provided marine and transportation services to the global offshore energy industry since our incorporation in 1956. Our mission includes providing services to our customers with the highest level of operational performance, while complying with all laws and regulations, respecting the environment and local communities in which we work and ensuring the safety of our people.

We offer a large, diversified fleet of offshore service vessels (OSV or vessels), with 211 vessels serving customers in over 30 countries as of December 31, 2024. We believe our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of our customers. We manage our operations through five geographically aligned reporting segments:

●	Americas
●	Asia Pacific
●	Middle East
●	Europe/Mediterranean
●	West Africa

Each reporting segment is overseen by a managing director, who is a senior company executive ultimately reporting to our Chief Executive Officer, the chief operating decision maker.

Our vessels routinely move between geographic regions as our customers complete projects and new projects arise. We conduct our business through domestic and international subsidiaries, as well as through joint ventures that we may or may not control (generally where required to satisfy local ownership or local content requirements).

Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration activities, field development, production and maintenance, as well as windfarm development and maintenance. Our services include towing and anchor handling for mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workovers, production activities, field abandonment, dismantlement and restoration activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction, and a variety of other specialized services such as pipe and cable laying.

Our principal customers include large, international, integrated and independent oil and gas exploration, field development and production companies (IOCs); mid-sized and smaller independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations that explore for, develop and produce oil and gas (NOCs); offshore drilling contractors; and other companies that provide various services to the offshore energy industry, including, among other things, offshore construction companies, windfarm development companies, diving companies and well stimulation companies.

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

We expect global offshore windfarm developments to increase over the coming years and believe these developments may provide additional opportunities for a certain cross-section of our larger vessels. These projects generally require fewer but more highly specialized vessels.

Our revenues are derived primarily from vessel time charter or similar contracts ranging in duration from a few months to several years. To a lesser extent, we derive revenue from vessel time charter contracts on a “spot” basis, which are short-term agreements ranging from one day to several months where we provide offshore marine services to customers for specific short-term jobs. The base rate of hire for a term contract is generally a fixed day rate, though some longer-term contracts have rate escalation clauses. In addition, many charter arrangements allow us to recover specific limited additional costs, such as fuel expenses, while on hire.

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

AHTS vessel capabilities are typically distinguished by the vessel’s engine power output in terms of brake horsepower (BHP), which generally correlates with its towing capacity. As of December 31, 2024, we operated 52 AHTS vessels throughout our service regions. During the year ended December 31, 2024, our AHTS vessels contributed approximately 21.0 % of our vessel revenue.

●

Small AHTS class. Generally, this vessel class includes AHTS vessels that have up to 8,000 BHP. These vessels typically work in shallow waters along the coast or on the continental shelf. As of December 31, 2024, we operated 20 small AHTS vessels.

●

Medium AHTS class. Generally, this vessel class includes AHTS vessels that have between 8,000 and 16,000 BHP. These vessels can work in shallow waters along the coast or on the continental shelf or in intermediate depths further offshore. As of December 31, 2024, we operated 21 medium AHTS vessels.

●

Large AHTS class. Generally, this vessel class includes AHTS vessels with over 16,000 BHP. These vessels primarily work in deepwater. Large AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. As of December 31, 2024, we operated 11 large AHTS vessels.

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

PSV capabilities are typically distinguished by the vessel’s deck space and cargo capacity which indicates the size of the loads it can carry. As of December 31, 2024, we operated 139 PSVs throughout our service regions. During the year ended December 31, 2024, our PSVs contributed approximately 75.0% of our vessel revenue.

●	Medium PSVs. Generally, this vessel class includes PSVs that have between 500 and 900 square meters of deck space. As of December 31, 2024, we operated 70 Medium PSVs.

●	Large PSVs. Generally, this vessel class includes PSVs that have greater than 900 square meters of deck space. As of December 31, 2024, we operated 69 Large PSVs.

Other Vessels

Our other vessel classes include crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels may be equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges. During the year ended December 31, 2024, our other vessels contributed approximately 4.0% of our vessel revenue. To support our West Africa segment, we contracted to build (i) two ocean-going tugs, which were completed and delivered in 2023; and (ii) eight Alucat crew boats, two of which were completed and delivered in 2023. We expect five of the remaining six Alucat crew boats to be delivered in early 2025 and one to be delivered later in 2025. As of December 31, 2024, we operated 20 vessels classified as other. During January and February of 2025, we took delivery of five Alucat crew boats and recorded debt of approximately EUR 9.4 million ($9.7 million).

Acquisition of Solstad Vessels (Solstad Acquisition)

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 PSVs owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. At closing, these vessels operated primarily in the North Sea, Australia and Brazil. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the related debt agreements.

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

Warrant Exercises and Expiration

Prior to November 15, 2024, we had 782,993 “out-of-the-money” warrants outstanding and exercisable for 861,292 shares (based on a 1 warrant to a 1.1 share ratio) with an exercise price of $100.00, all of which expired November 14, 2024.

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

Share Repurchase Program

On November 5, 2023, our Board of Directors (Board) approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. On February 29, 2024, our Board approved a new $48.6 million share repurchase program, subsequently approving the increase of such program by $18.1 million on May 2, 2024, $13.9 million on August 6, 2024, and $10.1 million on November 2, 2024. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax.

Customers and Contracting

Demand for our services depends substantially on our customers’ strategies and allocation of capital spending related to offshore exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. The activity levels of our customers are also influenced by the cost (and relative cost) of exploring for and producing oil and gas offshore, which can be affected by environmental regulations, technological advances that affect energy production and consumption, extreme weather conditions, and local and international economic and political environments, including government mandated moratoriums. Our customers’ capital expenditure programs also consider market volatility and competing priorities for funding, including returning capital to stockholders and investing in alternative energy sources.

In addition, we derive a significant amount of revenue from a relatively small number of customers. For the year ended  December 31, 2024, our five largest customers accounted for approximately 36.1%, while our ten largest customers accounted for approximately 52.6% of our total revenues.

The following table discloses our customers that accounted for 10% or more of total revenues:

	Years Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Eni S.p.A	12.3%	10.3%	*
Chevron Corporation	*	*	12.3%

* Less than 10% of total revenues.

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of any significant customer could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations.

Competition

We have numerous competitors of all sizes. The principal competitive factors for the OSV service industry include (i) the quality, suitability and technical capabilities of vessels; (ii) the availability of vessels and related equipment; (iii) the price and quality of service; and (iv) the legal ability to provide the service in the applicable region. In addition, a strong record for safety and efficiency and the ability to attract and retain qualified and skilled personnel, are important competitive factors. We have numerous competitors in all areas in which we operate, and our ability to compete in the international markets may be adversely affected by regulations requiring, among other things, local construction; flagging; ownership or control of vessels; the awarding of contracts to local contractors; the employment of local citizens; and/or the purchase of supplies from local vendors.

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in many areas of the world are competitive advantages in our industry. For example, in the Americas region, we benefit from the rules and restrictions promulgated thereunder by the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended (collectively, the Jones Act), which limits vessels that can operate in the United States (U.S.) Gulf of America, also known as the United States Gulf of Mexico (U.S. Gulf) and other offshore regions within U.S. territorial waters to those owned by companies that qualify as U.S. citizens. At the same time, in certain foreign countries, we encounter preferences given to vessels owned by local companies that may be mandated by local law or by national oil companies, which we generally attempt to mitigate through affiliations with local companies or other legal alternatives.

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. Our U.S. Gulf operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tend to slow or halt to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. Gulf in connection with repair and remediation work that follows any hurricane damage to offshore oil and gas infrastructure. Additionally, our vessels that operate offshore in India, other areas in Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months characterized by high seas and harsh weather, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on oil and gas pricing, global supply of oil and gas, and demand for our offshore support vessels and other services than on any seasonal variation. Seasonality largely impacts drilling operations. Production and other operations support is not generally impacted, other than by storms.

Government Regulations

Maritime Regulations - General

Our vessels are regulated by numerous international, national, state and local laws, regulations, treaties and other legal requirements, as well as voluntary agreements, which govern health, environmental, safety and security matters in relation to our operations, crew and vessels. These requirements may change depending on the planned voyages of our vessels and the ports and countries visited. If we violate or fail to comply with any of these laws, regulations, treaties and other requirements, we could be fined or otherwise sanctioned by regulators. We are committed to complying with, or exceeding, all relevant requirements.

The primary regulatory bodies that establish maritime laws and requirements applicable to our vessels include:

The International Maritime Organization (IMO): All of our vessels, and the maritime industry as a whole, are subject to the maritime safety, security and environmental regulations established by the IMO, a specialized agency of the United Nations. The IMO’s principal sets of requirements are mandated through its International Convention for the Safety of Life at Sea (“SOLAS”), its International Convention for the Prevention of Pollution from Ships (MARPOL) and its International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (STCW).

Flag States: Our ships are registered, or flagged, in various countries, including U.S., Australia, Brazil, Cyprus, Isle of Man, Liberia, Mexico, Norway, Singapore, UK and Vanuatu, which are also referred to as Flag States. Our ships are regulated by these Flag States through international conventions that govern, among other things, health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements.

Classification Societies: Class certification is one of the necessary documents required for our vessels to be flagged in a specific country, obtain liability insurance and legally operate. Our vessels are subject to periodic class surveys, including dry-dock inspections, by vessel classification societies to verify that our vessels have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Dry-dock frequency is a statutory requirement mandated by SOLAS.

National, Regional, and other Authorities: We are subject to the decrees, directives, regulations, and requirements of the European Union (EU), the UK, the U.S., other countries, and many other authorities, including ports that our vessels visit.

Port Regulatory Authorities (Port State Control): Our vessels are also subject to inspection by the port regulatory authorities, which are also referred to as Port State Control, in the various countries that they visit. Such inspections include verification of compliance with maritime safety, security, environmental, customs, immigration, health and labor requirements applicable to each port, as well as with regional, national and international requirements. Many countries have joined together to form regional Port State Control authorities.

Our Board of Directors has a Safety & Sustainability Committee (S&S Committee), which is comprised of three independent directors as of December 31, 2024. The principal function of the S&S Committee is to assist the Board in fulfilling their responsibility to supervise and monitor our health, environmental, safety, security (HESS) and sustainability policies, programs and initiatives at sea and ashore and compliance with related legal and regulatory requirements. The S&S Committee and our management team review at least quarterly significant HESS relevant risks or exposures and associated mitigating actions.

Maritime Regulations - Safety

The IMO has safety standards as part of SOLAS. To help ensure crew safety, SOLAS establishes requirements for the following:

●	Vessel design and structural features
●	Life-saving and other equipment
●	Construction and materials
●	Fire protection and detection
●	Safe management and operation
●	Radio communications
●	Emergency drills

Our crew undergo regular safety training that meets or exceeds all international maritime regulations, including SOLAS requirements, which are periodically revised. Additionally, we have implemented and continue to develop policies and procedures that we believe enhance our commitment to the safety of our crew.

SOLAS requires implementation of the International Safety Management Code (ISM Code), which provides an international standard for the safe management and operation of ships and for pollution prevention. Under the ISM Code, vessel operators are required to:

●

Develop and implement a Safety Management System (SMS) that includes, among other things, the adoption of safety and environmental protection policies setting forth instructions and procedures for operating vessels safely and describing procedures for responding to emergencies and protecting the environment. In addition, our SMS includes health and security procedures

●

Obtain a Document of Compliance (DOC) for the vessel operator, as well as a Safety Management Certificate (SMC) for each vessel they operate. These documents are issued by the vessel’s Flag State and evidence compliance with the ISM Code and the SMS

●	Verify or renew DOCs and SMCs periodically in accordance with the ISM Code

Our OSVs are regularly audited by our various national authorities, and we are required to maintain the relevant certificates of compliance with the ISM Code.

Maritime Regulations - Security

Our vessels are subject to numerous security requirements. These requirements include the International Ship and Port Facility Security Code, which is part of SOLAS, and the U.S. Maritime Transportation Security Act of 2002, which addresses U.S. port and waterway security. These regulations include requirements as to the following:

●	Implementation of specific security measures, including onboard installation of a ship security alert system
●	Assessment of vessel security
●	Efforts to identify and deter security threats
●	Applicable security plans and processes, including training, drills and exercises

Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the USCG pursuant to the latest revision of Maritime Security Directive 104-6.

Maritime Regulations – Environmental

During the ordinary course of business, our operations are subject to numerous international, multi-national, national, state and local environmental laws, regulations and treaties that govern air emissions, waste management, and the storage, handling, use and disposal of hazardous substances, including the discharge of oil, oil products and other pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on us. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, we cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.

As a means of managing and improving our environmental performance and compliance, we strive to adhere to standards set by the International Organization for Standardization (ISO), an international standard-setting body, which produces worldwide industrial and commercial standards. The environmental management system used by our company has been certified in accordance with ISO 14001 in several locations in which we operate, the environmental management standard that was developed to help organizations manage the environmental impacts of their processes, products and services.

International Environmental Regulations

The principal international convention governing marine pollution prevention and response is MARPOL, which contains requirements designed to prevent and minimize both accidental and operational pollution by oil, sewage, garbage and air emissions and the provision of facilities at ports and terminals for the reception of sewage and sets forth specific requirements related to vessel operations, equipment, recordkeeping and reporting that are designed to prevent and minimize pollution. Certain jurisdictions have not adopted all MARPOL annexes but have established various national, regional or local laws and regulations that apply to these areas.

Furthermore, Annex VI of MARPOL addresses air emissions, including emissions of sulfur oxides (SOx), nitrogen oxides (NOx), particulate matter and greenhouse gases (GHG) emissions, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The IMO Organization designates the waters off North America as an Emission Control Area, meaning that vessels operating in the U.S. must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of SOx and NOx. These can impact both the fuel and the engines that may be used onboard vessels. For further discussion of regulatory risks related to climate change see “Environmental, Social and Governance” discussion below and “Risk Factors” in Item 1A of this Annual Report on Form 10-K (Form 10-K).

In 2023, IMO adopted its 2023 Strategy on Reduction of GHG Emissions from Ships (IMO Strategy) that would require international shipping to reduce total greenhouse gas emissions on a well-to-wake basis to net zero by or around 2050. In addition, the framework introduces checkpoints in 2030 and 2040 that seek reductions in the absolute greenhouse gas emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. The IMO Strategy includes a range of measures planned for implementation in 2027, including fuel standards and market-based measures that could result in changes to itineraries or increased compliance related costs for which the impact is uncertain and may individually and collectively have a material impact on our profitability.

Additionally, the EU has adopted a broad range of substantial environmental measures aimed at improving the quality of the environment. To support the implementation and enforcement of European environmental legislation, the EU has adopted directives on environmental liability and enforcement and a recommendation providing for minimum criteria for environmental inspections, including the EU's Corporate Sustainability Reporting Directive (CSRD).

In addition, the European Commission’s (EC) has implemented regulations aimed at reducing GHG emissions from maritime shipping through a Monitoring, Reporting and Verification regulation, which involves collecting emissions data from certain vessels, including effective January 1, 2025, OSVs over 400 gross tons to monitor and report GHG emissions on all voyages to, from and between European Union ports.

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

U.S. Federal and State Environmental Regulations

Our operations in the US are subject to a wide range of federal, state and local governmental regulatory agencies, including the USCG, the U.S. Environmental Protection Agency (EPA), the U.S. Department of Transportation’s Office of Pipeline Safety, and the U.S. Bureau of Safety and Environmental Enforcement.

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

●

the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the U.S.;

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

Maritime Regulations – Health

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

Maritime Regulations – Labor

The International Labour Organization's Maritime Labour Convention, 2006 (MLC) mandates globally, among other things, seafarer living and working conditions (accommodations, wages, conditions of employment, health and other benefits) aboard ships that are engaged in commercial activities. Since its initial entry into force on August 20, 2013, 90 countries have ratified the MLC. The International Labor Organization develops and oversees international labor standards and includes a broad range of requirements, such as the definition of a seafarer, minimum age of seafarers, medical certificates, recruitment practices, training, repatriation, food, recreational facilities, health and welfare, hours of work and rest, accommodations, payment of wages and entitlements.

The STCW, as amended, establishes additional minimum standards relating to training, including security training, certification and watchkeeping for our seafarers.

Other Governmental Regulations

We are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of vessels. Our U.S. flagged vessels are subject to the jurisdiction of the U.S. Coast Guard (USCG), the U.S. Customs and Border Protection, and the U.S. Maritime Administration.

Our vessel operations in the U.S. Gulf are considered coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S. flag. In addition, once a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 211 vessels that we owned at December 31, 2024, 203 vessels were registered under flags other than the U.S. and eight were registered under the U.S. flag.

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding shares of common stock are owned by non-U.S. Citizens (as defined by the Jones Act). For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the U.S. or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens; and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our certificate of incorporation (as amended) provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock. Based on the latest information available to us, we believe less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2024.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure and collisions. In addition, the nature of our operations exposes us to the potential risks of damage to and loss of drilling rigs and production facilities, hostile activities attributable to war, sabotage, piracy and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues, increased costs or reputational harm. Our vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism and pollution risks, but we do not directly or fully insure for business interruption. We also carry workers’ compensation, maritime employer’s liability, director and officer liability, cybersecurity, general liability (including third party pollution) and other insurance customary in the industry. All insurance policies we have purchased are subject to specific conditions, limitations and exclusions, including retention amounts for which we are responsible for payment.

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

Sustainability

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

Our sustainability commitments include our formal participation in the UN Global Compact (UNGC) and our commitment to the UNGC's Ten Principles including human rights, labor, environment, and anti-corruption, as well as the UNGC's Sustainable Development Goals.

In March 2024, we published our latest sustainability report (Sustainability Report) for the year ended December 31, 2023, which can be found on our website at www.tdw.com and includes disclosures in accordance with the Taskforce on Climate-Related Financial Disclosures (TCFD), the 2021 Global Reporting Initiative (GRI) reporting standards, and the 2018 Sustainability Accounting Standards Board (SASB) for Marine Transportation. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

Environmental Responsibility

We strive to deliver services in a manner that minimizes the impact of our business on the environment. We continuously monitor our operations and seek innovative ways to enhance our ability to meet our objectives. We maintain a global Environmental Management System (EMS) standard, aligned to ISO 14001, that we use for our vessels and offices. The EMS provides a framework to consistently manage our worldwide operations in an environmentally responsible manner and monitor our performance. Within this framework, we regularly assess the environmental impact of operations, including the monitoring of fuel consumption, operational discharges and waste.

We are dedicated to proactively disclosing our environmental impact, including our progress toward reducing our carbon footprint and our initiatives to support more environmentally friendly energy sources, on an annual basis in our Sustainability Report. We believe that throughout the energy transition and for years beyond, oil and gas will continue to be an important source of energy, and our long-term success depends on our ability to effectively navigate and participate in the energy transition while also supporting the oil and gas industry.

Social

Employees and Labor Relations

As of December 31, 2024, we had a global workforce of approximately 7,700 individuals worldwide with most of our workforce operating internationally in more than 30 countries. This diversity of global perspectives makes our Company stronger, more resilient and more responsive to our global customers. We respect the labor rights of all individuals in our workforce, including the right to collective bargaining. Although we are not a party to any union contract in the U.S., we are subject to union agreements covering local nationals in several foreign regions, most heavily in Australia and the North Sea with our United Kingdom (U.K.) and Norwegian mariners.

Culture and Human Capital Management

Our employees and our culture are critical to our long-term success. Our senior leadership team believes in and promotes Tidewater’s culture through our “7 Cs”:

●	Capability
●	Collaboration
●	Commitment
●	Communication
●	Compassion
●	Compliance
●	Courage

We strive to create an environment where our colleagues feel respected, valued, and can contribute to their fullest potential. As a global company with operations on every continent except Antarctica, we leverage technology to promote online collaborative workspaces to bring our colleagues together across multiple time zones and geographies and to create a global sense of community.

We also recognize and embrace the concept that the variety of gender, race, ethnicity, age, sexual orientation, gender identity, ability, cultural background, religion, and veteran status in our team members maximizes the performance, growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain talent at every level and in every operating theater. We are an equal opportunity employer, and comply with applicable employment, labor and immigration requirements in countries where we operate.

Compensation, Benefits and Development

We strive to pay for performance and support our employees' wellbeing, as well as the wellbeing of their families, by offering flexible and competitive benefits tailored by location to meet the specific needs of our staff. We assess our total compensation and benefits programs through benchmarking with industry peers and local markets. We strive to ensure that our compensation programs are fair and equitable for all employees. Healthcare plans and life insurance are offered in most locations along with various leaves of absence options for certain quality-of-life needs, including family care. In addition to standard health and welfare benefits, we offer wellness incentives and initiatives that encourages employees to receive an annual wellness checkup. We also continue to assess and provide programs that support our employees' work arrangements such as flexible schedules, hybrid work, remote work, and other options.

We empower and financially support our employees to follow their passion for personal knowledge, job related skills, development, and the domain expertise needed for professional and personal growth. We focus on continuous improvement, including investing in tools and programs to develop our workforce. We provide various offshore training formats designed to encompass all learning styles through on-the-job, e-learning, customer-specific training, certifications, and other licensing programs.

In addition, the Company facilitates many training courses that cover a range of topics that enhance specific skill sets, increase productivity, and educate employees about safety. Training classes include environmental, health, and safety classes, compliance, and leadership related courses. Compliance topics include anti-corruption and human rights training, cybersecurity awareness, business ethics, compliance, and promoting a respectful culture.

Health & Safety

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

Our Audit Committee oversees our ethics program and enterprise risk management process, such as our cybersecurity, data privacy, ethics and compliance reporting. Our Compensation & Human Capital Committee oversees our human capital management efforts, such as our employee compensation and benefits policies and programs. Our Nominating & Corporate Governance Committee oversees our corporate governance matters, such as stockholder relations, and our compliance and regulatory programs. Our Safety & Sustainability Committee oversees our safety policies, procedures, metrics and incidents as well as our sustainability strategy.

For further discussion of environmental and other sustainability risks and considerations see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Reporting Segments

We manage our business through five segments including the Americas, Asia Pacific, Middle East, Europe/Mediterranean, and West Africa.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and gas prices; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; uncertainty around the use and impacts of artificial intelligence (AI) applications; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Form 10-K and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that we continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-K are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. See “Risk Factors” included elsewhere in this Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

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

Our business, financial condition and operating results can be affected by several factors, whether currently known or unknown, including but not limited to those described below. Any of these factors could, directly or indirectly, cause our actual financial condition and operating results to vary materially from those anticipated, projected or assumed in the forward-looking statements. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Summary of Risk Factors

Below is a summary of some of the principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and future prospects. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Relating to Our Business and Industry

●	Demand for our services is substantially dependent on the level of capital spending by our customers. Downturns in the oil and gas industry have often resulted in lower expenditures by our customers and reduced demand for our services, which in the past has, and in the future may have, material adverse effects on our financial condition, results of operations and cash flows.
●	Factors associated with environmental, social and governance matters, including evolving and expanding regulations, varied and expansive scope of standards, rating criteria, our sustainability disclosures, and the perception and expectations of the public and our stakeholders could adversely affect our business, reputation, results of operations and financial position.
●	At certain locations where we operate, an increased potential for seasonal weather events exists that could lead to limits or restrictions on our ability to operate, damage to our assets and equipment, liabilities or claims, operational delays for recovery and repair, impacts on customer and vendor contracts, regulatory fines and penalties, and uninsured losses, which could adversely affect our business.
●	Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.
●	As we implement our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition.
●	We derive a significant amount of revenue from a relatively small number of customers.
●	We may not be able to collect amounts owed to us by our customers.
●	Our customer base has undergone consolidation and additional consolidation is possible.
●	The high level of competition in the offshore marine service industry could negatively impact pricing for our services.
●	The rise in production of oil and gas resources could increase supply without a commensurate growth in demand which could negatively impact oil and gas prices.
●	Maintaining our current fleet and acquiring vessels required for additional future growth requires significant capital.
●	We may not be able to renew or replace expiring contracts for our vessels.
●	Early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.
●	We may record impairment charges or other losses related to our vessels.
●	We may not be able to sell vessels because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.
●	An increase in vessel supply without a corresponding increase in the working offshore rig count could lead to a decline in the charter day rates we can charge and negatively impact our revenue.
●	Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.

Risks Relating to Our International and Foreign Operations

●

We operate in various regions throughout the world and are exposed to many risks inherent in doing business outside the U.S., including risks associated with foreign corrupt practices laws, acts of piracy, war, terrorist attacks and international hostilities.

●	Disruptions or disagreements with our foreign joint venture partners could lead to an unwinding of the joint venture.
●	Our international operations expose us to currency devaluation, exchange and conversion risk.

Risks Relating to Our Human Capital

●	Failure to attract and retain qualified personnel could impede our operations.
●	We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.
●	Our participation in industry-wide, multi-employer defined benefit pension plans expose us to potential future losses.
●	Certain of our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

Risks Relating to Our Indebtedness

●	We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
●

Restrictive covenants in our debt agreements may restrict our ability to raise capital, make distributions on our stock or pursue our other business strategies, which may have significant consequences for our operations and future prospects.

●	We may not be able to obtain debt or equity financing if and when needed with favorable terms, if at all.

Risks Relating to Governmental Regulation

●	With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.
●	Changes to applicable laws or regulations, including any developing laws and regulations, may increase our compliance costs and operational risk.
●	Changes and developments in U.S. and international tax laws and policies could adversely affect our financial results.
●	Changes in environmental regulations and evolving environmental expectations may reduce demand for hydrocarbons, increase our compliance costs, harm our reputation and adversely affect our financial results.

Risks Relating to Information Technology and Cybersecurity

●	Cybersecurity attacks on any of our vessels, facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.
●	Artificial Intelligence presents risks and challenges that can impact our business.

Risks Relating to Our Securities

●	Our common stock is subject to restrictions on foreign ownership and possible required divestiture by non-U.S. Citizen stockholders.
●	The market price of our securities is subject to volatility.
●	We do not currently pay cash dividends, so realizing a return on your investment depends on selling your common stock for a price greater than what you paid.
●	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
●	Certain provisions and limitations on foreign ownership in our organizational documents could delay or prevent a change of control.

●	The issuance of stock-based awards may dilute our common stock.
●	A limited trading market may exist for our New Creditor Warrants and GLF Creditor Warrants, making it difficult to trade or obtain quotations for these warrants.
●	We may not be able to maintain a listing of our common stock on the NYSE.
●	Activist stockholders could divert the attention of our management team and/or negatively affect our business.

General Risks Factors

●	Uncertain economic conditions may lead our customers to postpone capital spending or jeopardize our customers’ or other counterparties’ ability to perform their obligations.
●	Severe weather events, including extreme weather conditions associated with climate change, have in the past and may in the future adversely affect our operations and financial results.

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

Many of our customers' capital expenditure programs are lower than expected given current commodity prices and supply and demand dynamics. The amounts previously allocated to capital expenditures have been re-allocated to several competing priorities, including returning capital to stockholders and investing in alternative energy sources. A significant industry downturn, sustained market uncertainty, or increased availability of economical alternative energy sources could reduce demand for our services, which could adversely affect our business, financial condition, results of operations, and cash flows.

Factors associated with environmental, social and governance matters, including evolving and expanding regulations, varied and expansive scope of standards, rating criteria, our sustainability disclosures, and the perception and expectations of the public and our stakeholders could adversely affect our business, reputation, results of operations and financial position.

Companies across all industries are facing increasing focus from certain regulators, investors, and other stakeholders related to environmental, social, and governance matters. We communicate our sustainability performance, initiatives, goals and other matters in our annual Sustainability Report. Any sustainability-related initiatives could be difficult to achieve and costly to implement, and we may be unable to economically develop or deploy technologies to achieve our goals, if at all. In addition, we could be criticized for the timing, scope or nature of these initiatives or goals, or for any revisions to them. The standards for tracking and reporting on climate-related and other sustainability matters are relatively new, have not been harmonized and continue to evolve. Further, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. There are multiple proposed or recently adopted changes to various GHG reporting regulations and protocols, including from the GHG Protocol, the European Union (EU) Corporate Sustainability Reporting Directive and the standards of the International Sustainability Standards Board. As the nature, scope and complexity of sustainability reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand and change, we will likely incur additional costs to control, assess, report and assure our sustainability performance. We could also be penalized or criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to report accurately or achieve our sustainability-related initiatives or goals could negatively impact our reputation, result in ESG-focused investors not purchasing and holding our stock, or otherwise materially harm our business.

There also have been efforts in the investment community, including investment advisers, financial institutions and certain sovereign wealth, pension and endowment funds, as well as political actors and other stakeholders, promoting divestment of fossil fuel equities, reducing access to capital markets and pressuring lenders to limit funding or increase the cost of lending to companies in the fossil fuel industry. Additionally, institutional lenders who provide financing to oil and gas companies have become more attentive to sustainable lending practices, and some of them may substantially reduce, or elect not to provide, funding for oil and gas companies. Customers also may evaluate our sustainability practices or require that we adopt certain sustainability policies as a condition of awarding contracts. Such environmental initiatives aimed at limiting climate change and reducing air emissions or use of natural resources generally could adversely affect our business activities, operations and ability to access capital, cause the market value of our securities to decrease or our cost of capital to increase, and adversely affect our reputation. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent and evolving views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies. We may also face negative impacts from consumers who do not support climate-related initiatives or concerns.

Finally, increasing attention to climate change risks has resulted in an increased possibility of government investigations or claims and additional private litigation against companies in the oil and gas industry. Further, the increasing attention on climate change and other sustainability matters has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. For example, the Paris Climate Accord, the Kyoto Protocol, the European Union Emission Trading System, the United Kingdom’s Carbon Reduction Commitment, the International Maritime Organization’s MARPOL Annex VI amendments, and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and other various state programs, may require, or could result in future legislation and regulatory measures that require significant equipment and fleet modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. In addition, government and private parties have increasingly filed lawsuits or initiated regulatory action alleging misrepresentation regarding climate change, sustainability and other related matters and practices or a failure or lack of diligence to meet sustainability or climate-related goals. Such legislation and lawsuits present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

At certain locations where we operate, an increased potential for seasonal weather events exists that could lead to limits or restrictions on our ability to operate, damage to our assets and equipment, liabilities or claims, operational delays for recovery and repair, impacts on customer and vendor contracts, regulatory fines and penalties, and uninsured losses, which could adversely affect our business.

Certain areas of the world where we operate, such as the US Gulf, the Caribbean, the North Sea, and Asia Pacific, experience significant weather events, typically on a seasonal basis, manifesting as an unnamed wind event or of a magnitude that places it in a category of tropical cyclone, hurricane, typhoon, or extratropical cyclone. While such weather events are tracked, the actual course, speed, and/or severity of any one event could ultimately be unexpected and lead to an unanticipated encounter and or impact, exposing our assets and personnel to extreme wind and sea conditions that could result in limits or restrictions on our ability to operate, injuries or loss of life, damage to or a loss of our assets and equipment, liabilities or claims, operational delays for recovery and repair, impacts on customer and vendor contracts, regulatory fines and penalties, and/or uninsured losses, which could adversely affect our business and financial performance. Moreover, a potential result of climate change is more frequent or more severe weather events. To the extent such weather events become more frequent or more severe, the risks associated with severe weather events could intensify.

Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.

Our long-term success depends on our ability to effectively navigate the energy transition, which will require adapting our vessels and technology portfolio to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to support their oil and gas operations through this transition. If the energy transition landscape progresses faster or differently than anticipated, demand for our services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our results of operations, liquidity and access to capital or the market for our securities could be adversely impacted.

As we implement our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition, including our ability to finance any such acquisitions.

Mergers and acquisitions have historically been and continue to be a key element of our business strategy. The success of this strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, finance transactions, complete transactions, and successfully integrate them into our existing business. Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness, and/or by issuing additional equity or debt securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, limiting our access to financing markets, and increasing the amount of service on our debt. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition, and any equity issuance could have a dilutive impact on our stockholders. See “Risks Related to Our Indebtedness” below. We cannot be certain that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected.

These types of significant transactions may present other material risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, regulatory or compliance issues, triggering of certain covenants in our debt instruments and other unidentified issues not discovered in due diligence. In addition, valuations supporting our acquisitions and strategic investments could change rapidly with changes in the global economic climate. There can be no assurance that we will realize the anticipated synergies or cost savings related to acquisitions, including, but not limited to, revenue growth and operational efficiencies, within our estimated timeframe or at all. We may not be able to successfully integrate and streamline overlapping functions from future acquisitions, and integration may be more costly to accomplish than we expect. Moreover, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business. Failure to manage these acquisition and business integration risks could materially and adversely affect our business, results of operations and financial condition.

We derive a significant amount of revenue from a relatively small number of customers.

Our top ten largest customers account for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to (i) interrupt or curtail their activities generally or with us, (ii) terminate their contracts with us, (iii) fail to renew existing contracts with us, or (iv) refuse to award us new contracts.

We may not be able to collect amounts owed to us by our customers.

We typically grant our customers credit on a short-term basis and do not typically collateralize receivables due from customers. In addition, a few of our international customers are state-controlled and, as a result, our receivables may be subject to local political priorities out of our control. We estimate uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on our financial statements. However, our estimates may not be accurate and receivables due from customers reflected in our financial statements may not be paid in a timely manner or collectible. The inability or unwillingness of our customers to fulfill their contractual commitments to us may have a material adverse effect on our current and future business, financial position, results of operations, and cash flows.

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

We operate in a highly competitive industry, which could depress charter and utilization rates and adversely affect our financial performance. We compete for business with our competitors based on price; reputation for quality service; quality, suitability and technical capabilities of our vessels; availability of vessels; safety and efficiency; cost of mobilizing vessels between markets; and national flag preference.

In addition, competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

The rise in production of oil and gas resources could increase supply without a commensurate growth in demand which could negatively impact oil and gas prices.

The rise in production of oil and gas resources in North America, and the commissioning of several new large Liquefied Natural Gas (LNG) export facilities around the world have in the past and could in the future result in over-supplied oil and gas market. Production has increased as drilling efficiencies have improved, lowering the costs of extraction.

Prolonged increases in the worldwide supply of oil and gas without a commensurate growth in demand for oil and gas may depress oil and gas prices. A prolonged period of low oil and gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

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

Most of the long-term contracts for our vessels and many of our contracts with governmental entities and national oil companies contain early termination options in favor of the customer, in some cases permitting termination for any reason. Although some of these contracts have early termination remedies in our favor or other provisions designed to discourage early termination, we cannot assure you that our customers would not choose to exercise their termination rights despite such remedies or the threat of litigation with us.

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

We may record impairment charges or other losses related to our vessels.

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

We may not be able to sell vessels because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.

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

Risks Relating to Our International and Foreign Operations

We operate in various regions throughout the world and are exposed to many risks inherent in doing business outside the U.S., including risks associated with foreign corrupt practices laws, acts of piracy, war, terrorist attacks and international hostilities.

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

We are also subject to risks relating to war, sabotage, piracy, kidnappings and terrorism or any similar risk that may put our personnel at risk and adversely affect our operations in unpredictable ways, including changes in the insurance markets as a result of war, sabotage, piracy or kidnappings, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, an act of war, piracy, sabotage or terrorism. War or risk of war or any such attack, such as the current conflict in Ukraine, and the international response to such events may also have an adverse effect on the economy, which could adversely affect activity in offshore oil and gas exploration, development and production and the demand for our services. Insurance coverage can be difficult to obtain in areas of pirate, terrorist or other hostile attacks resulting in increased costs that could continue to increase. We periodically evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, and terrorism, as well as the international response to such events such as trade and investment sanctions, could also adversely affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth. The increase in the level of these criminal or terrorist acts, war and international hostilities over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities.

Although we take what we consider to be prudent measures to protect our personnel and assets in markets that present these risks, including solicitation of advice from third-party experts, we have confronted these kinds of incidents in the past, and there can be no assurance we will not be subjected to them in the future.

Disruptions or disagreements with our foreign joint venture partners, could lead to an unwinding of the joint venture.

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

Our international operations expose us to currency devaluation, exchange and conversion risk.

Our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses is incurred in local currencies, which subjects us to risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies that are not easily traded, difficult to convert into U.S. dollars or may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars and, when feasible, we attempt to avoid maintaining large, non-U.S. dollar-denominated cash balances. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of revenue streams when considered appropriate. We actively monitor the currency exchange risks associated with our contracts not denominated in U.S. dollars.

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

We cannot guarantee success in attracting and retaining qualified personnel to crew our vessels in the future. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications and may not be able to fill open positions. To attract top talent, we have had to offer, and believe we will need to continue to offer, attractive compensation and benefits packages before we can validate the productivity of those employees. As we experience increased demand for our services, we may increase, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased our costs of labor over the past year or so and will likely continue to do so. Many of the companies with which we compete for personnel have greater financial and other resources than we do and may be able to absorb the increasing costs of labor more easily. If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be subject to additional unionization efforts, new collective bargaining agreements or work stoppages.

In certain locations, we employ unionized workers subject to collective bargaining agreements that require periodic negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. Gulf employees. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, disrupt our operations, reduce our revenues, adversely affect our business, financial condition and results of operations, or limit our flexibility.

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

Our ability to service our debts and to fund our operations depends on our ability to maintain sufficient cash flows. Our ability to generate cash in the future, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we can charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.

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

The terms for our 8.50% Senior Secured Bonds due in 2026, the Senior Secured Term Loan, 10.375% Senior Unsecured Notes due July 2028 and the Super Senior Revolving Credit Facility Agreement due in 2026 (the Credit Facility Agreement) contain certain restrictive covenants.

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

●	requiring that we pledge substantial collateral, including vessels, which may limit flexibility in operating our business and restrict our ability to sell assets;
●	limiting management’s flexibility in operating our business, including planning for, or reacting to, changes in our business and the industry in which we operate;
●	diminishing our ability to withstand a downturn in our business or worsening of macroeconomic or industry conditions; and
●	placing us at a competitive disadvantage against less leveraged competitors.

Our debt agreements impose certain financial covenants, including requirements to maintain minimum liquidity and consolidated equity amounts and an interest coverage ratio. If we fail to meet or comply with these financial covenants, it could result in a default under the debt agreements. If a default occurs and is continuing, the secured parties and the lenders under the debt agreements may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the debt agreements will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the debt agreements.

The restrictive covenants under our debt agreements, may limit our ability to take advantage of business opportunities. In addition, the restrictions contained in our debt agreements, including a substantial make whole premium applicable to a voluntary prepayment of obligations, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if requested to obtain financial or operational flexibility or if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

We may not be able to obtain debt or equity financing if and when needed with favorable terms, if at all.

Our business and operations may consume cash more quickly than we anticipate, potentially impairing our ability to make capital expenditures to maintain our fleet and other assets. If our cash flows from operating activities are insufficient to fund capital expenditures, we would need to reduce our expenditures or increase our cash flows through debt or equity issuances, alternative financings or selling assets. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. Any limitations in our ability to finance future capital expenditures may limit our ability to respond to changes in customer preferences, technological change and other market conditions, which may diminish our competitive position in our industry.

In addition, if commodity prices decline or the outlook for investment in offshore exploration, development and production materially declines, our access to credit and debt markets may be limited or more costly if lenders look to reduce their loan exposure to the energy sector, impose increased lending standards, increase borrowing costs and collateral requirements or refuse to extend new credit or amend existing credit facilities in the energy and energy services sectors. These challenges may be exacerbated by regulatory pressures on financial institutions to respond quickly and decisively to credit risks in distressed industries, potentially limiting our financial flexibility and increasing the cost of capital.

If we issue additional equity securities, existing stockholders will experience dilution. Our Amended and Restated Certificate of Incorporation permits our Board to issue preferred stock, which could have rights and preferences senior to those of our common stock. Since future securities offerings depend on market conditions and other factors beyond our control, we cannot predict their timing, amount or nature. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our common stock or other securities, diluting their interest or being subject to rights and preferences senior to their own.

Risks Relating to Governmental Regulation

With our extensive international operations, we are subject to certain compliance risks under the Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar worldwide anti-bribery laws.

Our global operations require us to comply with several complex U.S. and international laws and regulations, including those involving anti-bribery and, anti-corruption. The FCPA and similar anti-bribery laws in other jurisdictions, including the U.K. Bribery Act the United Nations Convention Against Corruption and the Brazil Clean Company Act, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA and other anti-bribery legislation. Any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other fines or sanctions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of vessels or other assets, which could have a material adverse impact on our business, financial condition and results of operation. Moreover, we may be held liable for actions taken by local partners or agents in violation of applicable anti-bribery laws, even though these partners or agents may themselves not be subject to such laws. Operating in regions where governmental corruption is prevalent presents additional challenges, as strict compliance may conflict with local customs and business practices. Any determination that we have violated applicable anti-bribery laws in countries in which we do business could have a material adverse effect on our business and business reputation, as well as our results of operations, and cash flows.

Changes to applicable laws or regulations, including any developing laws and regulations, may increase our compliance costs and operational risk.

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations relating to several aspects of our business, including anti-bribery and anti-corruption laws, import and export controls, environmental protection, worker health and safety, labor and employment, taxation, antitrust and fair competition, data privacy protections, securities regulations and other regulatory and legal requirements that significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, the U.S. Customs and Border Protection, and their foreign equivalents; as well as to standards imposed by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation.

Further, many of the countries in which we operate have laws, regulations and enforcement systems that are less well developed than the laws, regulations and enforcement systems of the U.S., and the requirements of these systems are not always readily discernible even to experienced and proactive participants. These countries’ laws can be unclear, and the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation. Sometimes governments may apply such changes or reinterpretations with retroactive effect, and may impose associated taxes, fees, fines or penalties based on that reinterpretation or retroactive effect. While we endeavor to comply with applicable laws and regulations, our compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers or third-party agents. Changes in legal requirements or regulatory interpretations could significantly increase our compliance costs, adversely affecting our financial condition, results of operations or cash flows, especially if we are unable to pass these costs on to our customers.

Changes and developments in U.S. and international tax laws and policies could adversely affect our financial results.

We operate in the U.S. and globally through various subsidiaries that are subject to applicable tax laws, treaties or regulations within and between the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates, which may change and are subject to interpretation. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. Trade discussions and arrangements between the U.S. and various of its trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products covered by existing tariffs. Any decision by the U.S. government to adopt actions such as border taxes on imports, an increase in customs duties or tariffs, or the renegotiation of U.S. trade agreements, or any other action that could have a negative impact on international trade, including corresponding actions taken by other countries in response to U.S. governmental actions, could cause an impact on the plans and operations of our customers. A material change in the tax laws, tax treaties, regulations or accounting principles, or interpretation thereof, in one or more countries in which we conduct business, or in which we are incorporated or a resident of, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results.

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

Most of our revenues and net income are generated by our operations outside of the U.S. Our effective tax rate has historically averaged approximately 30% until recent years when the decline of the oil and gas market significantly impacted our operations and overall effective tax rate.

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

Changes in environmental regulations and evolving environmental expectations may reduce demand for hydrocarbons, increase our compliance costs, harm our reputation and adversely affect our financial results.

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

Governments may also pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These regulations could reduce demand for oil and gas and as a result, reduce demand for the services we provide our customers.

Compliance with new or changing environmental, emission controls or other climate-change related laws or regulations may require us to (i) alter our vessel operations or maintenance program, (ii) install new equipment, (iii) pay taxes or purchase allowances related to our greenhouse gas emissions, and/or (iv) administer and manage a greenhouse gas emissions program. Any of the foregoing would likely increase our operating costs and our capital spending, which may also impact our revenues due to vessel downtime.

We consider and integrate into our strategy, planning and risk management processes climate change-related issues and the impact of the energy transition. They may also be factored into the company’s long-term supply, demand, and energy price forecasts. However, any of these climate-change related developments, requirements or initiatives could have a material adverse effect on our future business, financial position, results of operations and cash flows.

Risks Related to Information Technology and Cybersecurity

Cybersecurity attacks on any of our vessels, facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.

Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers, to conduct day-to-day operations, improve safety and efficiency and lower costs. We use computerized systems to help run our financial and operations functions, including the processing of payment transactions, storing confidential records and conducting vessel operations, which may subject our business to increased risks. If any of our financial, operational, or other technology systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee or other third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems, including those on board our vessels, may further increase the risk of operational system flaws, and employee or other tampering or manipulation of those systems will result in losses that are difficult to detect.

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including the use of emerging technologies, such as AI, machine learning, generative AI and large language models) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. These incidents may include, but are not limited to, installation of malicious software, installation of ransomware, phishing, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operations technologies and process control networks. There can be no assurance that our cybersecurity risk management program, processes, or systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. Even if we successfully defend our own digital technologies and services, we also rely on providers of third-party products, services, and networks, with whom we may share data and services, and who may be unable to effectively defend their digital technologies and services against attack.

Any cybersecurity attacks that affect our facilities or operations, our customers or any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in a financial loss, loss of proprietary information or customer and vendor data, and may negatively impact our reputation. We also have an increased number of employees relying on remote access to our information systems, which correspondingly increases our exposure to potential cybersecurity breaches. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business, operations and financial results.

In addition, laws and regulations governing cybersecurity, data privacy and the unauthorized disclosure of confidential or protected information, including GDPR, legislation in certain U.S. states and the SEC rules regarding cybersecurity, pose increasingly complex compliance challenges and potentially elevate costs. Any failure to comply with these laws and regulations could result in reputational harm and significant compliance costs, penalties and legal liability.

We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and our operational technology. To our knowledge, none of these incidents or attacks have (i) resulted in a material cybersecurity intrusion or data breach, (ii) had a material financial impact or (iii) led to any governmental fines or penalties.

While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. Although we have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and our operational technology; to our knowledge, none of these incidents or attacks have (i) resulted in a material cybersecurity intrusion or data breach, (ii) had a material financial impact or (iii) led to any governmental fines or penalties. A significant cyberattack or successful assertion of any large claims against us that exceed our available coverage or are denied coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our financial condition, results of operations and cash flows.

Artificial Intelligence presents risks and challenges that can impact our business.

AI presents risks and challenges that could impact our business, including breaches of privacy or security incidents related to the use of AI. We are in the early stages of integrating AI tools into our systems, and we expect our third-party service providers as well as our competitors to also develop or use such tools. Over time, AI may become more important to our operations or to our future growth. We can provide no assurance that we will realize any desired or anticipated benefits, and we may face challenges properly implementing this technology. Additionally, we or our AI service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. The AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. While AI systems may enhance productivity, they could also lead to the displacement of certain jobs or roles, which if true, could create social and organizational challenges. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our financial position, operating results or cash flows.

Risks Related to Our Securities

Our common stock is subject to restrictions on foreign ownership and possible required divestiture by non-U.S. Citizen stockholders.

Some of our operations are conducted in the U.S. coastwise trade and are governed by the U.S. federal law commonly known as the Jones Act. The Jones Act restricts waterborne transportation of goods and passengers between points in the U.S. to vessels owned and controlled by “U.S. Citizens” as defined thereunder. We could lose the privilege of owning and operating vessels in the Jones Act trade if non-U.S. Citizens were to own or control, in the aggregate, more than 25% of our common stock. Such loss could have a material adverse effect on our results of operations.

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

If our ownership by non-U.S. Citizens reaches the 24% threshold, we will be unable to issue or allow the transfer of any shares of our common stock to non-U.S. Citizens. Any purported transfer of our common stock in violation of these ownership provisions will be null and void, and thus an ineffective transfer of such common stock, including any voting, dividend or other rights associated therewith. The existence and enforcement of these requirements could have an adverse impact on the liquidity or market value of our equity securities if U.S. Citizens were unable to transfer our shares to non-U.S. Citizens. Furthermore, under certain circumstances, this ownership requirement could discourage, delay or prevent a change of control or potentially complicate any acquisition with assets or ownership held outside the U.S.

The market price of our securities is subject to volatility.

The market price of our common stock has experienced and could continue to experience significant volatility. These fluctuations and the level of trading that develops with our common stock may be affected by, numerous factors beyond our control such as, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Form 10-K.

We do not currently pay cash dividends, so realizing a return on your investment depends on selling your common stock for a price greater than what you paid.

We currently do not pay cash dividends on our common stock. However, we do from time to time, as approved by our Board, repurchase outstanding common shares in the open market. Any future determination to pay cash dividends, implement additional stock repurchase plans or make other distributions on our common stock will be at the sole discretion of our Board, subject to any restrictions in our debt agreements. If we elect to implement such distribution or repurchase plans in the future, we may reduce or discontinue such plans entirely thereafter at any time. The Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, agreements governing any existing and future indebtedness we or our subsidiaries may incur and other contractual, legal, tax and regulatory restrictions and implications on the payment of dividends, repurchases of common stock or other distributions by us to our stockholders, and such other factors as the Board may deem relevant. As a result, you may not receive a return on investment in our common stock unless you sell our common stock for a price greater than you paid for it.

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

The issuance of stock-based awards may dilute our stockholders.

Shares of our common stock have been reserved for issuance under our 2021 Stock Incentive Plan as equity-based awards to employees, directors and certain other persons. The exercise or vesting of equity awards, including any options, restricted stock units or other stock-based awards that we may grant in the future, and the exercise of warrants and the subsequent sale of shares of common stock issued thereby, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the value of their investment upon the exercise of any outstanding warrants or the exercise or vesting of any equity awards granted under our stock incentive plans.

Please refer to Note (10) - “Stock-Based Compensation and Incentive Plans” and Note (11) - “Stockholders’ Equity” in the accompanying Consolidated Financial Statements for additional discussion of our outstanding warrants and stock-based awards.

A limited trading market may exist for our New Creditor Warrants and GLF Creditor Warrants making it difficult to trade or obtain quotations for the warrants.

While there are unsolicited quotes for our New Creditor Warrants on the OTC Pink Market, there is no market maker for this security on the OTC Pink Market, and there can be no assurance that an active trading market will develop. While the GLF Creditor Warrants trade on the OTC QX market, there has been and may continue to be limited trading volume. The lack of an active market may impair your ability to sell or reduce the fair market value of your New Creditor Warrants or GLF Creditor Warrants at the time you wish to sell them or at a price that you consider reasonable.

We may not be able to maintain a listing of our common stock on the NYSE.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the NYSE. If we fail to meet any of the applicable listing standards, our common stock may be delisted. The delisting of our common stock may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of, the trading market for these securities. The delisting of our common stock could significantly impair our ability to raise capital.

Activist stockholders could divert the attention of our management team and/or negatively affect our business.

Activist stockholders could advocate for changes to our corporate governance, operational practices and strategic direction, which could have an adverse effect on our reputation, business and future operations. In recent years, publicly traded companies have been increasingly subject to demands from activist stockholders advocating for changes to corporate governance practices, such as executive compensation practices, sustainability issues, or for certain corporate actions or reorganizations. There can be no assurances that activist stockholders will not publicly advocate for us to make certain corporate governance changes or engage in certain corporate actions. Responding to challenges from activist stockholders, such as proxy contests, media campaigns or other activities, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our Board, which could have an adverse effect on our business and operational results. Additionally, stockholder activism could create uncertainty about future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel.

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

We engage third party security experts for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. We use the findings of these exercises to improve our practices, procedures, and technologies. We engage third party security experts to support our cybersecurity threat and incident response management and maintain cybersecurity risk insurance coverage.

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

We have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have materially affected the Company. For more information on our cybersecurity risks, see “Risk Factors – Risks Relating to Information Technology and Cybersecurity – Cybersecurity attacks on any of our facilities, or those of third parties, may result in potential liability or reputational damage or otherwise adversely affect our business.”

Cybersecurity Governance

The Audit Committee of our Board oversees our cybersecurity risk management program and meets on a quarterly basis with our Chief Information Officer (CIO) to review our cybersecurity programs and risks, including (as applicable) assessments and program maturity; evolving cyber risks; status on addressing and/or mitigating cyber risks; any recent cybersecurity or data privacy incidents at the Company and across the industry; and status on any key cybersecurity initiatives. These cybersecurity risks and programs are further reviewed and considered by the Board in connection with the company’s overarching enterprise risk program.

Our cybersecurity team is led by our Director of IT Infrastructure, who has over 20 years of experience and obtained various professional security certifications and advanced training in the field of cybersecurity and technology and reports to our CIO. Our CISO is responsible for managing and supervising our cyber risk management program and informing the CIO and senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.

The CISO and CIO are informed about and monitor these cybersecurity programs and incidents through their oversight of, and participation in, the cybersecurity risk management and strategy processes described above, including management of and notices from our Security Operations Centers and the supervision of our incident response plan and processes.

ITEM 2. PROPERTIES

Our worldwide headquarters and principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number is 713-470-5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are in Brazil; Mexico; Trinidad; Scotland; Egypt; Angola; Namibia; Cameroon; Singapore; Kingdom of Saudi Arabia; Dubai, United Arab Emirates; Australia; and Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis as required.

Vessels

At December 31, 2024, we owned 211 vessels. See “Item 1. Business - Vessel Classifications” for additional information.

ITEM 3. LEGAL PROCEEDINGS

See the relevant portions of “Note (12) - Commitments and Contingencies”, in the accompanying Consolidated Financial Statements for information with respect to this Item 3. Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 14, 2025, we had 307 stockholders of record. The principal market for Tidewater’s common stock is the New York Stock Exchange (NYSE), where it is traded under the symbol “TDW.”

Performance Graph

The following graph and table compare the cumulative total return on Tidewater’s common stock to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on December 31, 2019 in Tidewater common stock, and in each of the Russell 2000, the PHLX Oil Service Sector and the US Oil Equipment & Services, as well as the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

Indexed returns
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Company name/Index	2019	2020	2021	2022	2023	2024
Tidewater Inc.	100	45	56	191	374	284
Russell 2000	100	120	138	110	128	143
PHLX Oil Service sector	100	58	70	113	115	102
Dow Jones U.S. Oil Equipment & Services	100	61	76	126	129	113

Share Repurchases

On November 5, 2023, our Board of Directors (Board) approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. On February 29, 2024, our Board approved a new $48.6 million share repurchase program, subsequently approving the increase of such program by $18.1 million on May 2, 2024, $13.9 million on August 6, 2024, and $10.1 million on November 7, 2024. The following table sets forth the value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2024.

				Maximum Dollar
				Value of Shares
	Total		Total Number of	that May Yet Be
	Number of	Average	Shares Purchased	Purchased
	Shares	Price Paid	as Part of Publicly	Under Plans or
	Repurchased	Per Share	Announced Plans	Programs (1)(2)
Period	(1)	(2)	or Programs (1)	(in thousands)
October 1, 2024 - October 31, 2024	17,610	71.72	17,610	32,734
November 1, 2024 - November 30, 2024	149,085	53.66	149,085	34,820
December 1, 2024 - December 31, 2024	697,409	49.93	697,409	—
Total	864,104		864,104

(1)	During 2024, our Board of Directors approved share repurchase programs for an aggregate of $90.7 million. All shares repurchased were subsequently retired.
(2)	All share repurchases were made from operating cashflow and were repurchased in the open market by our agents that complied with Rule 10b-18 of the Exchange Act.

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

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. At closing, these vessels operated primarily in the North Sea, Australia and Brazil. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028.

Prior to August 1, 2023, we had outstanding Series A Warrants, with an exercise price of $57.06 and Series B Warrants, with an exercise price of $62.28, both with an expiration date of July 31, 2023. During July 2023, an aggregate of approximately 2.0 million Series A Warrants and Series B Warrants were exercised, and we issued 1.9 million shares of common stock in exchange for $111.5 million in cash proceeds. All remaining unexercised Series A Warrants and Series B Warrants, approximately 3.1 million in the aggregate, expired according to their terms on July 31, 2023.

At December 31, 2024, we owned 211 vessels with an average age of 12.6 years available to serve the global offshore energy industry.

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

Insurance costs are dependent on a variety of factors, including our safety record and pricing in the insurance markets, and can fluctuate over time. Our vessels are generally insured for up to their estimated fair market value in order to cover damage or loss. We also purchase coverage for potential liabilities stemming from third-party losses and cybersecurity breaches with limits that we believe are reasonable for our business and operations, but do not generally purchase business interruption insurance or similar coverage. During the past three years, we have not incurred any material costs, fines or penalties due to a direct or third-party vendor cybersecurity breach. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

We expect the supply-demand balance in the global offshore oil and gas markets to continue to be favorable for offshore activities by the major oil and gas producers. Factors driving this outlook include demand for hydrocarbons continuing to grow internationally, the Organization of the Petroleum Exporting Countries Plus (OPEC+) remaining proactive in maintaining adequate and stable oil prices, combined with a diminishing global supply of vessels to support the offshore energy industry. In addition, the outlook for deepwater offshore projects is strong with such activities expected to replace U.S. shale oil as the primary source of non-OPEC+ oil supply growth. Energy prices are expected to remain volatile due to ongoing geopolitical conflicts, global inflationary trends, recent issues within OPEC+ regarding market share and pricing expectations, and associated actions from central banks as well as uncertainties surrounding the growth rates expected in key world economies.

Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on offshore operational activities and capital projects.

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities often require higher oil or gas prices to justify the higher expenditure levels of offshore activities compared to conventional onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine, which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict that has resulted in disruption of shipping in the Middle East; (iv) Organization of the Petroleum Exporting Countries Plus (OPEC+) production quotas, market share expectations and pricing considerations; (v) resource growth in non-OPEC+ nations; (vi) capital allocation and discipline within the major oil and gas companies thereby limiting funds previously available for resource development; (vii) economies of major consuming nations; and (viii) increased activism related to the perceived responsibility of the oil and gas sector for climate change. These factors, as well as numerous other regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. We expect positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased resource exploitation activities.

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

We have experienced a sustained period of growth in offshore exploration and production in the past two years which has been accompanied by much higher levels of activity and higher day rates for our vessels. However, some customers have recently paused or delayed additional activity on some drilling projects, for a number of reasons, including logistical and supply chain bottlenecks, further evaluation of exploration results and longer than anticipated finalization of strategies for further development on successful projects in current and new regions. This has caused some temporary delays in certain projects and some realignment of future projects resulting in unanticipated idle time for some of our vessels. Although our business is impacted by a number of macro factors, including those factors discussed herein, which influence our outlook and expectations given the current volatile conditions in our industry, our day rates and vessel utilization remain strong, and the industry outlook continues to stay positive. We are of the opinion that the underlying fundamentals, particularly energy source supply and demand, will support a multi-year increase in offshore upstream development spending. We believe there will be sufficient opportunities for us to operate our vessels in this sector for many years to come.

Segments

Each reporting segment is overseen by a managing director, who is a senior company executive ultimately reporting to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation.

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

This section of this Form 10-K generally discusses 2024, 2023 and 2022 items and year-to-year comparisons between 2024 and 2023 and between 2023 and 2022.

The results of operations tables included below for the total company and the individual segments disclose financial results supplemented with vessel utilization and average day rates.

Years Ended December 31, 2024 and 2023

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Total revenue	$1,345,835	$1,009,985	$335,850	33%
Costs and expenses:
Vessel operating costs:
Crew costs	416,276	329,473	(86,803)	(26)%
Repair and maintenance	98,376	78,716	(19,660)	(25)%
Insurance	11,027	9,297	(1,730)	(19)%
Fuel, lube and supplies	65,371	60,548	(4,823)	(8)%
Other	102,057	78,481	(23,576)	(30)%
Total vessel operating costs	693,107	556,515	(136,592)	(25)%
Costs of other operating revenues	3,555	4,342	787	18%
General and administrative	110,817	95,283	(15,534)	(16)%
Depreciation and amortization	242,770	180,331	(62,439)	(35)%
Gain on asset dispositions, net	(15,762)	(8,701)	7,061	81%
Total costs and expenses	1,034,487	827,770	(206,717)	(25)%
Other income (expense):
Foreign exchange loss	(15,276)	(1,370)	(13,906)	(1015)%
Equity in net earnings of unconsolidated companies	—	39	(39)	(100)%
Interest income and other, net	6,383	6,517	(134)	(2)%
Interest and other debt costs, net	(72,967)	(48,472)	(24,495)	(51)%
Total other expense	(81,860)	(43,286)	(38,574)	(89)%
Income before income taxes	229,488	138,929	90,559	65%
Income tax expense	50,216	43,308	(6,908)	(16)%
Net income	$179,272	$95,621	$83,651	87%

Select operating statistics:
Utilization	79.0%	79.1%	(0.1)%
Active utilization	79.2%	81.2%	(2.0)%
Average vessel day rates	$21,273	$16,802	$4,471	26.6%
Vessel operating cost per active day	$8,760	$7,615	$(1,145)	(15.0)%
Average total vessels	217	205	12
Average stacked vessels	(1)	(5)	4
Average active vessels	216	200	16

Revenue:

o	Revenue benefitted from higher average day rates and the full year effect of the Solstad Acquisition, which added 37 vessels to our fleet on July 5, 2023.
o	The Solstad vessels added $269.3 million to revenue in 2024 and $115.1 million in 2023, contributing $154.2 million to the revenue variance.
o	Slight decrease in active utilization due to higher idle time between contracts and increased drydock days.

Vessel operating costs:

o

Increase primarily due to the additional active vessels in our fleet from the Solstad Acquisition, coupled with higher overall crew costs and higher repair costs associated with slightly higher repair days. In addition, there was higher other operating costs associated with increased brokerage commissions due to higher revenues; higher contract fines and penalties due to extended delayed drydocks; higher training costs; and increased amortization of mobilization costs.

General and administrative:

o

Increase primarily due to higher salaries and benefits due to additions in corporate and segment personnel and higher professional fees. This increase was partially offset by lower bad debt and transaction costs.

Depreciation and amortization:

o	Increase primarily due to depreciation and amortization of drydock costs related to the additional vessels acquired in the Solstad Acquisition.

Gain on asset dispositions, net:

o

During 2024, we sold or recycled six vessels and other assets. During 2023, we sold or recycled 15 vessels and other assets. We recognized significantly higher gains per vessel sold in 2024 due to a more favorable market for vessel sales.

Interest expense:

o	Increase primarily due to the addition of $575.0 million in long term debt, bearing interest of approximately 10.0%, to fund the Solstad vessel acquisition effective July 5, 2023.

Interest income and other, net:

o	Interest income and other consists primarily of interest received on invested balances.
o

During 2023, we recorded a $1.1 million charge resulting from a reduction in certain indemnification assets related to assumed tax liabilities acquired from SPO that were adjusted to reflect the expiration of the statute of limitations. This charge was offset by a corresponding decrease in income tax expense which resulted in no impact on net income.

o	During 2023, we recognized a $2.3 million settlement gain from our pension plan as we significantly reduced the number of plan participants and related pension liabilities.

Foreign exchange losses:

o	In 2024 and 2023, we experienced foreign currency exchange losses. The 2024 losses were significant due to a strengthening of the U.S. Dollar against the Mexican Peso, Norwegian Kroner, Brazilian Real, Australian Dollar and certain African currencies.

Income tax expense:

o	We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for 2024 and 2023 is mainly attributable to taxes on our operations in foreign countries.

Americas Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues:	$261,929	$237,205	$24,724	10%

Vessel operating costs:
Crew costs	87,545	86,328	(1,217)	(1)%
Repair and maintenance	20,677	17,295	(3,382)	(20)%
Insurance	2,034	1,891	(143)	(8)%
Fuel, lube and supplies	13,635	13,175	(460)	(3)%
Other	24,391	19,232	(5,159)	(27)%
Total vessel operating costs	148,282	137,921	(10,361)	(8)%
General and administrative expense	14,046	15,105	1,059	7%
Depreciation and amortization	44,822	41,215	(3,607)	(9)%
Vessel operating profit	$54,779	$42,964	$11,815	27%

Select operating statistics:
Utilization	76.3%	82.0%	(5.7)%
Active utilization	76.9%	84.4%	(7.5)%
Average vessel day rates	$27,128	$22,174	$4,954	22.3%
Vessel operating cost per active day	$11,846	$10,916	$(930)	(8.5)%
Average total vessels	34	36	(2)
Average stacked vessels	—	(1)	1
Average active vessels	34	35	(1)

Vessel revenue:

o	Primary driver for revenue increase was the increase in average day rates which was partially offset by lower utilization largely resulting from substantially higher drydock days.
o	Solstad Acquisition added four vessels in 2024 and six vessels during the last six months in 2023 and contributed $19.2 million to the revenue variance.
o	Active vessels decreased primarily due to vessel transfers to other segments.

Vessel operating costs:

o

Increase primarily due to higher repairs from substantially higher routine repairs performed while the vessels are in drydock. Crew costs increased due to the addition of Solstad Acquisition vessels. Certain contract fines and penalties related to delayed drydocks increased other operating costs.

General and administrative expense:

o	Decrease primarily due to higher bad debt expense in 2023.

Depreciation and amortization expense:

o	Increase primarily due to higher drydock activity which offset the lower depreciation resulting from a lower vessel count.

Asia Pacific Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$210,328	$122,235	$88,093	72%

Vessel operating costs:
Crew costs	88,968	41,940	(47,028)	(112)%
Repair and maintenance	13,999	9,212	(4,787)	(52)%
Insurance	1,197	794	(403)	(51)%
Fuel, lube and supplies	8,834	5,251	(3,583)	(68)%
Other	10,311	7,751	(2,560)	(33)%
Total vessel operating costs	123,309	64,948	(58,361)	(90)%
General and administrative expense	8,544	8,147	(397)	(5)%
Depreciation and amortization	18,606	10,669	(7,937)	(74)%
Vessel operating profit	$59,869	$38,471	$21,398	56%

Select operating statistics:
Utilization	79.8%	82.3%	(2.5)%
Active utilization	79.8%	83.0%	(3.2)%
Average vessel day rates	$34,646	$24,968	$9,678	38.8%
Vessel operating cost per active day	$16,299	$11,057	$(5,242)	(47.4)%
Average total vessels	21	16	5
Average stacked vessels	—	—	—
Average active vessels	21	16	5

Vessel revenue:

o	Primary drivers for the revenue increase include an increase in average day rates; the full year effect of the Solstad Acquisition; and the larger proportion of vessels working in Australia where average day rates are higher.
o	Solstad Acquisition added four vessels in 2024 and during the last six months of 2023 and contributed $18.7 million to the revenue variance.
o	Active utilization decreased due to higher drydock days and higher idle days between contracts.
o	Active vessels increased primarily due to the Solstad vessel acquisitions.

Vessel operating costs:

o	Increase primarily due to the additional active vessels and by the increased proportion of vessels working in Australia where crew costs are higher.

General and administrative expense:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Middle East Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$152,187	$135,375	$16,812	12%

Vessel operating costs:
Crew costs	53,390	53,416	26	0%
Repair and maintenance	17,595	16,187	(1,408)	(9)%
Insurance	1,882	1,784	(98)	(5)%
Fuel, lube and supplies	10,019	12,092	2,073	17%
Other	24,076	17,127	(6,949)	(41)%
Total vessel operating costs	106,962	100,606	(6,356)	(6)%
General and administrative expense	11,320	9,254	(2,066)	(22)%
Depreciation and amortization	30,135	26,566	(3,569)	(13)%
Vessel operating loss	$3,770	$(1,051)	$4,821	459%

Select operating statistics:
Utilization	83.7%	80.9%	2.8%
Active utilization	83.7%	80.9%	2.8%
Average vessel day rates	$11,527	$10,394	$1,133	10.9%
Vessel operating cost per active day	$6,783	$6,253	$(530)	(8.5)%
Average total vessels	43	44	(1)
Average stacked vessels	—	—	—
Average active vessels	43	44	(1)

Vessel revenue:

o	Primary drivers for revenue increase include increase in average day rates and higher active utilization largely due to substantially fewer mobilization days in 2024.

Vessel operating costs:

o	Increase primarily due to the accelerated amortization of deferred mobilization costs due to cancelled contracts; higher repair costs due to an increase in vessel repair days; and increased training costs.

General and administrative expense:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to higher drydock activity and higher depreciation due to additional equipment on several vessels.

Europe/Mediterranean Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$333,081	$230,217	$102,864	45%

Vessel operating costs:
Crew costs	109,178	78,613	(30,565)	(39)%
Repair and maintenance	28,288	17,029	(11,259)	(66)%
Insurance	3,171	2,218	(953)	(43)%
Fuel, lube and supplies	14,650	11,697	(2,953)	(25)%
Other	18,864	13,758	(5,106)	(37)%
Total vessel operating costs	174,151	123,315	(50,836)	(41)%
General and administrative expense	12,726	10,063	(2,663)	(26)%
Depreciation and amortization	92,331	63,152	(29,179)	(46)%
Vessel operating profit	$53,873	$33,687	$20,186	60%

Select operating statistics:
Utilization	85.5%	87.4%	(1.9)%
Active utilization	85.5%	87.4%	(1.9)%
Average vessel day rates	$20,855	$18,514	$2,341	12.6%
Vessel operating cost per active day	$9,411	$8,758	$(653)	(7.5)%
Average total vessels	51	38	13
Average stacked vessels	—	—	—
Average active vessels	51	38	13

Vessel revenue:

o	Primary drivers for the revenue increase include increase in average day rates and an increase in active vessels in the area resulting primarily from the Solstad Acquisition.
o	Solstad Acquisition added 26 vessels in 2024 and 24 vessels during the last six months of 2023 and contributed $86.4 million to the revenue variance.
o	Active utilization decreased due to higher drydock days and increased idle time between contracts.
o	Active vessels increased primarily due to the Solstad vessel acquisition.

Vessel operating costs:

o	Increase primarily due to the additional vessels in the segment.
o	Solstad Vessels added $86.7 million and $37.8 million to operating costs in 2024 and 2023, respectively.

General and administrative expense:

o	Increase primarily due to higher personnel costs as a result of the addition of onshore personnel from the Solstad Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to the significant depreciation associated with the additional vessels acquired from Solstad plus higher amortization related to an increase in drydock activity.

West Africa Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$380,112	$273,961	$106,151	39%

Vessel operating costs:
Crew costs	77,195	69,176	(8,019)	(12)%
Repair and maintenance	17,817	18,993	1,176	6%
Insurance	2,743	2,610	(133)	(5)%
Fuel, lube and supplies	18,233	18,333	100	1%
Other	24,415	20,613	(3,802)	(18)%
Total vessel operating costs	140,403	129,725	(10,678)	(8)%
General and administrative expense	9,495	9,281	(214)	(2)%
Depreciation and amortization	53,782	36,508	(17,274)	(47)%
Vessel operating profit	$176,432	$98,447	$77,985	79%

Select operating statistics:
Utilization	72.2%	71.1%	1.1%
Active utilization	72.6%	75.8%	(3.2)%
Average vessel day rates	$21,173	$14,917	$6,256	41.9%
Vessel operating cost per active day	$5,664	$5,302	$(362)	(6.8)%
Average total vessels	68	71	(3)
Average stacked vessels	(1)	(4)	3
Average active vessels	67	67	—

Vessel revenue:

o	Primary driver for the revenue increase is the increase in average day rates.
o	Solstad Acquisition added three vessels in 2024 and 2023, respectively, and contributed $29.3 million to the revenue increase.
o	Active utilization decreased due to higher idle time between contracts.

Vessel operating costs:

o	Increase primarily due to higher crew wages and a nonrecurring customs duty settlement in the second quarter of 2024.
o	Solstad Vessels added $8.7 million and $4.4 million to operating costs for 2024 and 2023, respectively.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Increase primarily due to significantly increased drydock activity and higher depreciation.

Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Total revenue	$1,009,985	$647,684	$362,301	56%
Costs and expenses:
Vessel operating costs:
Crew costs	329,473	242,364	(87,109)	(36)%
Repair and maintenance	78,716	51,256	(27,460)	(54)%
Insurance	9,297	6,765	(2,532)	(37)%
Fuel, lube and supplies	60,548	43,729	(16,819)	(38)%
Other	78,481	53,187	(25,294)	(48)%
Total vessel operating costs	556,515	397,301	(159,214)	(40)%
Costs of other operating revenues	4,342	2,130	(2,212)	(104)%
General and administrative	95,283	101,921	6,638	7%
Depreciation and amortization	180,331	119,160	(61,171)	(51)%
Gain on asset dispositions, net	(8,701)	(250)	8,451	3,380%
Long-lived asset impairments and other	—	714	714	100%
Total costs and expenses	827,770	620,976	(206,794)	(33)%
Other income (expense):
Foreign exchange loss	(1,370)	(2,827)	1,457	52%
Equity in net earnings (losses) of unconsolidated companies	39	(221)	260	118%
Interest income and other, net	6,517	5,397	1,120	21%
Loss on warrants	—	(14,175)	14,175	100%
Interest and other debt costs, net	(48,472)	(17,189)	(31,283)	(182)%
Total other expense	(43,286)	(29,015)	(14,271)	(49)%
Income (loss) before income taxes	138,929	(2,307)	141,236	6,122%
Income tax expense	43,308	19,886	(23,422)	(118)%
Net income (loss)	$95,621	$(22,193)	$117,814	531%

Select operating statistics:
Utilization	79.1%	75.4%	3.7%
Active utilization	81.2%	82.8%	(1.6)%
Average vessel day rates	$16,802	$12,754	$4,048	31.7%
Vessel operating cost per active day	$7,615	$6,480	$(1,135)	(17.5)%
Average total vessels	205	182	23
Average stacked vessels	(5)	(16)	11
Average active vessels	200	166	34

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

Foreign exchange losses:

o	In 2023 and 2022, our foreign exchange losses were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening of the U.S. Dollar against the Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

o	We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for 2023 and 2022 is mainly attributable to taxes on our operations in foreign countries.

Americas Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$237,205	$146,871	$90,334	62%

Vessel operating costs:
Crew costs	86,328	56,767	(29,561)	(52)%
Repair and maintenance	17,295	12,706	(4,589)	(36)%
Insurance	1,891	1,439	(452)	(31)%
Fuel, lube and supplies	13,175	9,655	(3,520)	(36)%
Other	19,232	13,442	(5,790)	(43)%
Total vessel operating costs	137,921	94,009	(43,912)	(47)%
General and administrative expense	15,105	10,926	(4,179)	(38)%
Depreciation and amortization	41,215	29,920	(11,295)	(38)%
Vessel operating profit (loss)	$42,964	$12,016	$30,948	258%

Select operating statistics:
Utilization	82.0%	70.5%	11.5%
Active utilization	84.4%	80.8%	3.6%
Average vessel day rates	$22,174	$16,880	$5,294	31.4%
Vessel operating cost per active day	$10,916	$8,691	$(2,225)	(25.6)%
Average total vessels	36	34	2
Average stacked vessels	(1)	(4)	3
Average active vessels	35	30	5

Vessel revenue:

o	Primary driver for revenue increase was the increase in average day rates, however, active utilization and additional vessels increased revenue as well.
o	SPO Acquisition added two vessels for the full year in 2023 and contributed $15.4 million to revenue increase.
o	Solstad Acquisition added six vessels during the last six months in 2023 and contributed $27.1 million to revenue increase.
o	Active vessels increased primarily due to increased demand and the SPO and Solstad vessel acquisitions.

Vessel operating costs:

o	Increase primarily due to the additional five active vessels.

General and administrative expense:

o	Increase primarily due to bad debt expense in 2023 and increased professional fees.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Asia Pacific Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$122,235	$64,231	$58,004	90%

Vessel operating costs:
Crew costs	41,940	29,433	(12,507)	(42)%
Repair and maintenance	9,212	3,077	(6,135)	(199)%
Insurance	794	516	(278)	(54)%
Fuel, lube and supplies	5,251	4,139	(1,112)	(27)%
Other	7,751	5,081	(2,670)	(53)%
Total vessel operating costs	64,948	42,246	(22,702)	(54)%
General and administrative expense	8,147	12,299	4,152	34%
Depreciation and amortization	10,669	5,960	(4,709)	(79)%
Vessel operating profit	$38,471	$3,726	$34,745	933%

Select operating statistics:
Utilization	82.3%	76.0%	6.3%
Active utilization	83.0%	81.6%	1.4%
Average vessel day rates	$24,968	$16,084	$8,884	55.2%
Vessel operating cost per active day	$11,057	$8,582	$(2,475)	(28.8)%
Average total vessels	16	14	2
Average stacked vessels	—	(1)	1
Average active vessels	16	13	3

Vessel revenue:

o	Primary drivers for the revenue increase include the increase in average day rates resulting from increased demand and the full year and six months effects of the SPO Acquisition and Solstad Acquisition, respectively.
o	SPO Acquisition added 13 vessels for the full year in 2023 and contributed $45.7 to the revenue increase.
o	Solstad Acquisition added four vessels during the last six months of 2023 and contributed $14.6 million to the revenue increase.
o	Active utilization increased due to vessel demand.

Vessel operating costs:

o	Increase primarily due to the additional active vessels and operating in a higher cost market.

General and administrative expense:

o	Decrease primarily due to lower acquisition related costs and lower personnel costs from synergies realized in the SPO Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Middle East Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$135,375	$110,375	$25,000	23%

Vessel operating costs:
Crew costs	53,416	44,944	(8,472)	(19)%
Repair and maintenance	16,187	12,210	(3,977)	(33)%
Insurance	1,784	1,412	(372)	(26)%
Fuel, lube and supplies	12,092	10,531	(1,561)	(15)%
Other	17,127	9,015	(8,112)	(90)%
Total vessel operating costs	100,606	78,112	(22,494)	(29)%
General and administrative expense	9,254	9,120	(134)	(1)%
Depreciation and amortization	26,566	24,236	(2,330)	(10)%
Vessel operating loss	$(1,051)	$(1,093)	$42	(4)%

Select operating statistics:
Utilization	80.9%	82.6%	(1.7)%
Active utilization	80.9%	82.7%	(1.8)%
Average vessel day rates	$10,394	$9,293	$1,101	11.8%
Vessel operating cost per active day	$6,253	$5,436	$(817)	(15.0)%
Average total vessels	44	39	5
Average stacked vessels	—	—	—
Average active vessels	44	39	5

Vessel revenue:

o	Primary drivers for revenue increase include increase in average day rates resulting from increased demand and increase in active vessels related to the SPO Acquisition.
o	SPO Acquisition added eight vessels for the full year in 2023 and contributed $3.9 million to the revenue increase.
o	Active vessels increased by five primarily due to SPO Acquisition and vessel mobilization into the area.

Vessel operating costs:

o	Increase primarily due to additional active vessels, higher mobilization costs and costs associated with leasing two vessels.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Europe/Mediterranean Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$230,217	$129,578	$100,639	78%

Vessel operating costs:
Crew costs	78,613	49,709	(28,904)	(58)%
Repair and maintenance	17,029	9,239	(7,790)	(84)%
Insurance	2,218	1,442	(776)	(54)%
Fuel, lube and supplies	11,697	6,026	(5,671)	(94)%
Other	13,758	8,426	(5,332)	(63)%
Total vessel operating costs	123,315	74,842	(48,473)	(65)%
General and administrative expense	10,063	8,158	(1,905)	(23)%
Depreciation and amortization	63,152	27,734	(35,418)	(128)%
Vessel operating profit (loss)	$33,687	$18,844	$14,843	79%

Select operating statistics:
Utilization	87.4%	85.8%	1.6%
Active utilization	87.4%	90.6%	(3.2)%
Average vessel day rates	$18,514	$15,267	$3,247	21.3%
Vessel operating cost per active day	$8,758	$7,954	$(804)	(10.1)%
Average total vessels	38	27	11
Average stacked vessels	—	(1)	1
Average active vessels	38	26	12

Vessel revenue:

o

Primary drivers for the revenue increase include increase in average day rates resulting from increased demand and the increase in active vessels in the area resulting mainly from the Solstad Acquisition.

o	Solstad Acquisition added 24 vessels which, during the last six months of 2023, contributed $67.4 million to the revenue increase.
o	Active utilization decreased due to vessel mobilizations and higher drydock activity.

Vessel operating costs:

o	Increase primarily due to the additional active vessels largely from the Solstad Acquisition.

General and administrative expense:

o	Increase primarily due to higher personnel costs and professional fees as a result of the Solstad Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to the significant depreciation associated with the additional vessels acquired from Solstad plus higher amortization related to an increase in drydock activity.

West Africa Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2023	2022	Change	% Change

Vessel revenues	$273,961	$190,349	$83,612	44%

Vessel operating costs:
Crew costs	69,176	61,511	(7,665)	(12)%
Repair and maintenance	18,993	14,024	(4,969)	(35)%
Insurance	2,610	1,956	(654)	(33)%
Fuel, lube and supplies	18,333	13,378	(4,955)	(37)%
Other	20,613	17,223	(3,390)	(20)%
Total vessel operating costs	129,725	108,092	(21,633)	(20)%
General and administrative expense	9,281	10,611	1,330	13%
Depreciation and amortization	36,508	28,534	(7,974)	(28)%
Vessel operating profit (loss)	$98,447	$43,112	$55,335	128%

Select operating statistics:
Utilization	71.1%	69.5%	1.6%
Active utilization	75.8%	80.9%	(5.1)%
Average vessel day rates	$14,917	$11,048	$3,869	35.0%
Vessel operating cost per active day	$5,302	$4,936	$(366)	(7.4)%
Average total vessels	71	68	3
Average stacked vessels	(4)	(10)	6
Average active vessels	67	58	9

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

Stacked Vessels and Vessel Dispositions

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. We reduce operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and are not considered stacked when they return to active service, are sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our overall utilization statistics.

We had one, two and 13 stacked vessels including vessels classified as assets held for sale in our fleet as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively. During 2024, we sold six vessels from our active fleet. During 2023, we sold or recycled eight vessels that had been designated as held for sale and sold seven vessels from our active fleet. During 2022, we sold or recycled 12 vessels that had been designated as held for sale and sold two vessels from our active fleet. We also designated three vessels to assets held for sale and reactivated one vessel from assets held for sale into the active fleet in 2022.

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. Most of our vessels are sold to buyers who do not compete with us in the offshore energy industry. The number of vessels disposed by segment were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Number of vessels disposed by segment:
Americas	1	1	4
Asia Pacific	—	1	2
Middle East	—	1	1
Europe/Mediterranean	1	—	2
West Africa	4	12	5
Total	6	15	14

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues are as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Personnel	$67,156	5%	$50,343	5%	$48,907	8%
Office and property	17,480	1%	20,998	2%	22,689	4%
Professional services	19,264	1%	16,498	2%	21,964	3%
Other	6,201	1%	6,354	1%	6,336	1%
Restructuring charges (A)	716	0%	1,090	0%	2,025	0%
	$110,817	8%	$95,283	10%	$101,921	16%

General and administrative expenses for all segments and corporate, including their respective percentage of total general and administrative expenses, were as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Vessel operations:
Continuing operations	$55,492	50%	$50,785	53%	$49,274	48%
Restructuring charges (A)	639	1%	1,065	1%	1,840	2%
Total vessel operations	56,131	51%	51,850	54%	51,114	50%
Corporate:
Continuing operations	54,609	49%	43,408	46%	50,622	50%
Restructuring charges (A)	77	0%	25	0%	185	0%
Total corporate	54,686	49%	43,433	46%	50,807	50%

Total	$110,817	100%	$95,283	100%	$101,921	100%

(A)	Restructuring charges for the years ended December 31, 2024, 2023 and 2022 include $0.7 million, $1.1 million and $2.0 million, respectively, of severance and termination benefits.

General and administrative expenses for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 primarily because of higher compensation costs and professional fees. General and administrative expenses for the year ended December 31, 2023 decreased compared to the year ended December 31, 2022 primarily due to lower office and property costs and one time transaction costs resulting from the SPO Acquisition.

Liquidity, Capital Resources and Other Matters

As of December 31, 2024, we had $329.0 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany debt of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, share buybacks, acquisitions, repayment or refinancing of indebtedness, building new vessels or other investments, and other business opportunities. In furtherance of this strategy and as discussed elsewhere in this Annual Report on Form 10-K, on July 5, 2023, we closed the Solstad Acquisition pursuant to which we acquired 37 platform supply vessels for an aggregate adjusted cash purchase price of approximately $594.2 million. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and from the 10.375% Senior Unsecured Notes due 2028 (Senior Secured Notes).

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility (RCF) that matures in 2026. No amounts have been drawn on this facility. As of December 31, 2024, we had $647.9 million of debt on our consolidated balance sheet, $65.4 million of which is due in the next twelve months. Working capital, which includes cash on hand, was $367.0 million at December 31, 2024. During 2024, we generated $179.3 million in net income and $273.8 million in cash flow from operating activities, which includes our interest payments and drydock costs. We expect to generate sufficient operating income to meet the corresponding debt maturities during 2025.

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

We signed agreements for the construction of ten new vessels, consisting of two ocean going tugs and eight crew boats. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered through December 31, 2024, and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the associated Facility Agreements bears interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and contain no financial covenants. During January and February of 2025, we took delivery of five Alucat crew boats and recorded debt of approximately EUR 9.4 million ($9.7 million).

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

On November 5, 2023, our Board of Directors (Board) approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. On February 29, 2024, our Board approved a new $48.6 million share repurchase program, subsequently approving the increase of such program by $18.1 million on May 2, 2024, $13.9 million on August 6, 2024, and $10.1 million on November 7, 2024. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. No shares were repurchased during the year ended December 31, 2022. Please refer to Item 5 of this Form 10-K - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock in the fourth quarter of 2024. Also refer to Note (11) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Dividends

There were no dividends declared during the years ended December 31, 2024, 2023 and 2022. Please refer to Note (11) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Net cash provided by operating activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Net income	$179,272	$95,621
Depreciation and amortization	156,166	128,777
Amortization of deferred drydocking and survey costs	86,604	51,554
Amortization of debt premiums and discounts	6,741	4,619
Amortization of below market contracts	(5,000)	(3,800)
Deferred income taxes provision (benefit)	(2,807)	92
Gain on asset dispositions, net	(15,762)	(8,701)
Gain on pension settlement	—	(2,313)
Stock based compensation expense	13,681	10,755
Deferred drydocking and survey costs	(133,258)	(97,378)
Changes in operating assets and liabilities, net of effects of business acquisition	(11,788)	(74,521)
Net cash provided by operating activities	$273,849	$104,705

Net cash provided by operating activities for the year ended December 31, 2024, of $273.8 million reflects net income of $179.3 million, non-cash depreciation and amortization of $242.8 million and stock-based compensation expense of $13.7 million. Changes in operating assets and liabilities used $11.8 million in cash, reflecting additional investments in working capital due to an increase in business activity relating to the Solstad Acquisition. We paid $133.3 million for regulatory drydocks in 2024.

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

Investing Activities

Net cash used in investing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Proceeds from asset dispositions	$19,338	$15,506
Proceeds from sale of notes	8,054	$—
Acquisitions, net of cash acquired	—	(594,191)
Additions to properties and equipment	(27,580)	(31,588)
Net cash used in investing activities	$(188)	$(610,273)

Net cash used in investing activities for the year ended December 31, 2024, was $0.2 million, reflecting proceeds of $19.3 million related to the disposal of six vessels and $8.1 million related to the sale of a PEMEX note receivable. Additions to property and equipment were comprised of $27.6 million, primarily for upgrades to our existing fleet and continued enhancements to our current enterprise software system.

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

Financing Activities

Net cash provided by (used in) financing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Exercise of warrants	$4	$111,483
Issuance of long-term debt	—	575,000
Principal payments on long-term debt	(103,030)	(13,677)
Purchase of common stock	(90,742)	(35,025)
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)
Debt issuance costs	(213)	(14,758)
Tax on share-based awards	(28,614)	(6,040)
Net cash provided by (used in) financing activities	$(222,595)	$615,556

Financing activities for the year ended December 31, 2024, used $222.6 million of cash. We made $103.0 million in principal payments on long-term debt while incurring $0.2 million of debt issuance costs. In addition, we purchased 1,384,186 shares of our common stock for $90.7 million and paid $28.6 million in taxes on share-based awards.

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

We record an impairment charge when the carrying value of an asset group exceeds its estimated fair value. We often dispose of our older vessels when market conditions warrant and opportunities arise. As a result, vessel dispositions vary from year to year, and gains (losses) on sales of assets fluctuate significantly from period to period. Most of our vessels are sold to buyers with whom we do not compete in the offshore energy industry. When circumstances warrant, we review our fleet and make decisions to remove assets that are not considered to be part of our long-term plans. In these circumstances, we will reclassify the identified vessels as held for sale and, if necessary, we will revalue these vessels to net realizable value. Management estimates the fair value of each vessel in an asset group by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service and actual recent sales of similar vessels, among others. We consider the valuation approach for our vessels to be Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures, fair value measurements due to the level of estimation involved in valuing vessels for impairment purposes or for consideration for sale or recycling. We estimate the net realizable value for assets held for sale using various methodologies including third party appraisals, sales comparisons, sales agreements and scrap yard tonnage prices. Estimates generally fall in ranges rather than exact numbers due to the nature of sales of offshore vessels and industry conditions. Our value ranges depend on our expectation of the ultimate disposition of the vessel.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential losses arising from changes in interest rates, foreign currency and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. We are primarily exposed to interest rate risk and foreign currency exchange risk. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and do not use derivative contracts for speculative purposes.

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

The following table discloses how the estimated fair value of our outstanding debt, as of December 31, 2024, would change with a 100 basis-point increase or decrease in market interest rates.

(In Millions)	Outstanding	Estimated	100 Basis	100 Basis
	Value	Fair Value	Point Increase	Point Decrease
8.50% Senior Secured Notes due November 2026	$175.0	$180.8	$179.5	$185.7
10.375% Senior Unsecured Notes due July 2028	250.0	266.1	260.7	276.5
Senior Secured Term Loan	212.5	218.2	216.0	220.4

Foreign Exchange Risk

Our financial instruments that can be affected by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We may enter into spot derivative financial instruments that settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of these instruments, and as a result, no gains or losses are recognized. We may also enter into forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. We had no derivative instruments as of December 31, 2024 and 2023.

Other

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of the revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In 2024 and 2023, we expanded our operations in several regions with currency risk and more bureaucratic barriers to the repatriation of cash, notably several countries in West Africa. In addition, our operations in Egypt were affected by currency devaluation in 2024. We are working to mitigate this additional foreign currency risk with a focus on reducing working capital levels denominated in currencies other than the U.S. dollar.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 6 to the consolidated financial statements, the Company recorded income tax expense of $50.2 million for the year ended  December 31, 2024, and deferred tax assets of $584.1 million, prior to a valuation allowance of $533.0 million, deferred tax liabilities of $50.5 million, and liabilities for uncertain tax positions of $15.2 million as of December 31, 2024. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. As disclosed by management, the Company is subject to the jurisdiction of taxing authorities in the United States and by the respective tax agencies in the countries in which they operate internationally, as well as to tax agreements and treaties among these governments. The Company is periodically audited by various taxing authorities in the United States and by the respective tax agencies in the countries in which they operate internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on the Company's effective tax rate.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management's controls over the review of the tax provision calculations and the identification and recognition of the liability for uncertain tax positions. These procedures also included, among others (i) testing the provision for income taxes, including the effective tax rate reconciliation and permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing certain deferred tax assets and liabilities; (iii) evaluating the completeness of management's assessment of the identification of uncertain tax positions, possible outcomes of each uncertain tax position based on the application of relevant tax laws, and the amount of the potential benefit to be realized, including estimated interest and penalties; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2025

We have served as the Company's auditor since 2021.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$324,918	$274,437
Restricted cash	2,032	1,241
Trade and other receivables, less allowance for credit losses of $3,184 and $15,914 as of December 31, 2024 and 2023, respectively	323,805	268,352
Marine operating supplies	34,319	31,933
Prepaid expenses and other current assets	13,588	15,172
Total current assets	698,662	591,135
Net properties and equipment	1,184,282	1,315,122
Deferred drydocking and survey costs	152,550	106,698
Indemnification assets	11,946	17,370
Other assets	27,464	32,449
Total assets	$2,074,904	$2,062,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,385	$44,931
Accrued expenses	129,894	125,590
Current portion of long-term debt	65,386	103,077
Other current liabilities	64,948	55,133
Total current liabilities	331,613	328,731
Long-term debt	571,710	631,361
Other liabilities	60,396	64,985

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized. 51,461,472 and 52,259,303 shares issued and outstanding at December 31, 2024 and 2023, respectively	52	52
Additional paid-in capital	1,656,830	1,671,759
Accumulated deficit	(548,831)	(637,838)
Accumulated other comprehensive income	6,060	5,266
Total stockholders’ equity	1,114,111	1,039,239
Noncontrolling interests	(2,926)	(1,542)
Total equity	1,111,185	1,037,697
Total liabilities and equity	$2,074,904	$2,062,774

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Vessel revenues	$1,337,637	$998,993	$641,404
Other operating revenues	8,198	10,992	6,280
Total revenue	1,345,835	1,009,985	647,684
Costs and expenses:
Vessel operating costs	693,107	556,515	397,301
Costs of other operating revenues	3,555	4,342	2,130
General and administrative	110,817	95,283	101,921
Depreciation and amortization	242,770	180,331	119,160
Gain on asset dispositions, net	(15,762)	(8,701)	(250)
Long-lived asset impairments and other	—	—	714
Total costs and expenses	1,034,487	827,770	620,976
Operating income	311,348	182,215	26,708
Other income (expense):
Foreign exchange loss	(15,276)	(1,370)	(2,827)
Equity in net earnings (losses) of unconsolidated companies	—	39	(221)
Interest income and other, net	6,383	6,517	5,397
Loss on warrants	—	—	(14,175)
Interest and other debt costs, net	(72,967)	(48,472)	(17,189)
Total other expense	(81,860)	(43,286)	(29,015)
Income (loss) before income taxes	229,488	138,929	(2,307)
Income tax expense	50,216	43,308	19,886
Net income (loss)	179,272	95,621	(22,193)
Less: Net losses attributable to noncontrolling interests	(1,384)	(1,564)	(444)
Net income (loss) attributable to Tidewater Inc.	$180,656	$97,185	$(21,749)
Basic income (loss) per common share	$3.44	$1.88	$(0.49)
Diluted income (loss) per common share	$3.40	$1.84	$(0.49)
Weighted average common shares outstanding	52,452	51,591	44,132
Dilutive effect of warrants, restricted stock units and stock options	619	1,346	—
Adjusted weighted average common shares	53,071	52,937	44,132

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$179,272	$95,621	$(22,193)
Other comprehensive income (loss):
Unrealized gain (loss) on note receivable	283	213	(496)
Change in supplemental executive retirement plan pension liability	318	(525)	4,561
Change in pension plan minimum liability	193	(2,998)	1,843
Total comprehensive income (loss)	$180,066	$92,311	$(16,285)

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
		Additional		other
(In Thousands)	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2021	$41	1,376,494	(677,900)	2,668	466	$701,769
Total comprehensive income (loss)	—	—	(21,749)	5,908	(444)	(16,285)
Issuance of common stock	10	192,881	—	—	—	192,891
SPO Acquisition Warrants	—	176,823	—	—	—	176,823
Repurchase of SPO Acquisition Warrants	—	(194,256)	—	—	—	(194,256)
Amortization of share-based awards	—	5,048	—	—	—	5,048
Balance at December 31, 2022	51	1,556,990	(699,649)	8,576	22	865,990
Total comprehensive income (loss)	—	—	97,185	(3,310)	(1,564)	92,311
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Repurchase and retirement of common stock	(1)	—	(35,374)	—	—	(35,375)
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	4,715	—	—	—	4,715
Balance at December 31, 2023	52	1,671,759	(637,838)	5,266	(1,542)	1,037,697
Total comprehensive income (loss)	—	—	180,656	794	(1,384)	180,066
Issuance of common stock	1	(1)	—	—	—	—
Exercise of warrants into common stock	—	4	—	—	—	4
Repurchase and retirement of common stock	(1)	—	(91,649)	—	—	(91,650)
Amortization of share-based awards	—	(14,932)	—	—	—	(14,932)
Balance at December 31, 2024	$52	1,656,830	(548,831)	6,060	(2,926)	$1,111,185

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$179,272	$95,621	$(22,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	156,166	128,777	83,522
Amortization of deferred drydocking and survey costs	86,604	51,554	35,638
Amortization of debt premiums and discounts	6,741	4,619	1,679
Amortization of below market contracts	(5,000)	(3,800)	—
Deferred income taxes provision (benefit)	(2,807)	92	36
Gain on asset dispositions, net	(15,762)	(8,701)	(250)
Gain on pension settlement	—	(2,313)	—
Gain on bargain purchase	—	—	(1,300)
Long-lived asset impairments and other	—	—	714
Loss on warrants	—	—	14,175
Stock-based compensation expense	13,681	10,755	7,372
Changes in operating assets and liabilities, net:
Trade and other receivables	(55,453)	(109,756)	(4,129)
Due to/from affiliate, net	—	—	(20)
Marine operating supplies	(2,906)	1,984	(14,611)
Prepaid expenses and other current assets	1,584	5,813	(4,899)
Accounts payable	26,454	5,985	16,481
Accrued expenses	7,393	20,072	(1,340)
Other current liabilities	13,908	809	(555)
Other liabilities	(2,415)	(740)	(10,930)
Deferred drydocking and survey costs	(133,258)	(97,378)	(56,000)
Other, net	(353)	1,312	(3,164)
Net cash provided by operating activities	273,849	104,705	40,226
Cash flows from investing activities:
Proceeds from asset dispositions	19,338	15,506	13,568
Proceeds from sale of notes	8,054	—	—
Acquisitions, net of cash acquired	—	(594,191)	(20,740)
Additions to properties and equipment	(27,580)	(31,588)	(16,637)
Net cash used in investing activities	(188)	(610,273)	(23,809)
Cash flows from financing activities:
Exercise of warrants	4	111,483	—
Proceeds from issuance of shares	—	—	187,832
Repurchase of SPO acquisition warrants	—	—	(187,832)
Issuance of long-term debt	—	575,000	—
Principal payments on long-term debt	(103,030)	(13,677)	—
Purchase of common stock	(90,742)	(35,025)	—
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—
Debt issuance costs	(213)	(14,758)	(393)
Tax on share-based award	(28,614)	(6,040)	(2,323)
Net cash provided by (used in) financing activities	(222,595)	615,556	(2,716)
Net change in cash, cash equivalents and restricted cash	51,066	109,988	13,701
Cash, cash equivalents and restricted cash at beginning of period	277,965	167,977	154,276
Cash, cash equivalents and restricted cash at end of period	$329,031	$277,965	$167,977

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$66,897	$26,638	$15,554
Income taxes	$56,909	$43,880	$22,275
Supplemental disclosure of noncash investing activities:
Acquisition of SPO	$—	$—	$162,648
Purchase of four vessels	$—	$14,265	$—
Supplemental disclosure of noncash financing activities:
Warrants issued for SPO acquisition	$—	$—	$162,648
Repurchase of SPO Acquisition Warrants	$—	$—	$1,365
Debt incurred for the purchase of four vessels	$—	$15,235	$—

Cash, cash equivalents and restricted cash at December 31, 2024 and 2023 includes $2.1 million and $2.3 million, respectively, in long-term restricted cash.

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

Reporting Segments

Reporting business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our segments are based on geographic markets: the Americas segment, which includes the U.S. Gulf of Mexico (U.S. Gulf), Trinidad, Mexico and Brazil; the Asia Pacific segment, which includes Southeast Asia and Australia; the Middle East segment, which includes Saudi Arabia, United Arab Emirates, India and East Africa; the Europe/Mediterranean segment, which includes the United Kingdom, Norway and Egypt; and the West Africa segment, which includes Angola and other coastal regions of West Africa. Please refer to Note (14) - “Segment Information, Geographical Data and Major Customers” for disclosure related to reporting segments.

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

Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment that are not being performed for a specific customer contract are capitalized and amortized over the remaining life of the equipment.

Net Properties and Equipment

The following are summaries of net properties and equipment:

(In Thousands)	December 31,	December 31,
	2024	2023
Properties and equipment:
Vessels and related equipment	$1,727,197	$1,716,339
Other properties and equipment	28,969	32,447
	1,756,166	1,748,786
Less accumulated depreciation and amortization	571,884	433,664
Net properties and equipment	$1,184,282	$1,315,122

As of  December 31, 2024, we owned 211 offshore support vessels, 210 of which were active and one of which was stacked. As of December 31, 2023, we owned 217 offshore support vessels, 215 of which were active and two of which were stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. We reduce operating costs by stacking vessels when we do not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are removed from stack when they are returned to active service, sold or otherwise disposed. We consider our current stacked vessels to be available for return to service. Stacked vessels are considered to be in service and are included in our utilization statistics. Please refer to Note (8) - “Assets Held for Sale, Asset Sales and Asset Impairments” for additional discussion of our assets held for sale including any reclassifications to or from the active fleet. Some of our vessels are pledged as security under our debt agreements. Refer to Note (4) – “Debt” for additional information regarding debt security.

To support our West Africa segment, we contracted to build two ocean-going tugs which were completed in 2023 and cost approximately $6.0 million each. We also contracted to build eight Alucat crew boats, two of which were completed in 2023 and cost approximately $4.0 million each. We expect five of the remaining six Alucat crew boats to be delivered in early 2025 and one to be delivered later in 2025. We paid $2.9 million to start the construction on these vessels, which will cost approximately $2.5 million each. During January and February of 2025, we took delivery of five Alucat crew boats and recorded debt of approximately EUR 9.4 million ($9.7 million).

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

Please refer to Note (8) - “Assets Held for Sale, Asset Sales and Asset Impairments” for a discussion of our evaluations of long-lived assets for impairment during the years ended December 31, 2024, 2023 and 2022.

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

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at  December 31, 2024.

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

Operating Costs

Vessel operating costs consist primarily of costs such as crew wages; repair and maintenance; insurance; fuel, lube oil and supplies; and other vessel expenses, which include costs such as brokers’ commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major repairs carried out during drydockings, which occur during the economic useful life of the vessel. Vessel operating costs, excluding drydocking cost, are recognized as incurred.

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

The components of basic and diluted earnings (loss) per share, are as follows:

(In Thousands, except per share data)	Year Ended December 31,
	2024	2023	2022
Net income (loss) available to common stockholders	$180,656	$97,185	$(21,749)
Weighted average outstanding shares of common stock, basic	52,452	51,591	44,132
Dilutive effect of options, warrants and stock awards	619	1,346	—
Weighted average common stock and equivalents	53,071	52,937	44,132

Income (loss) per share, basic	$3.44	$1.88	$(0.49)
Income (loss) per share, diluted	$3.40	$1.84	$(0.49)

Additional information:
Incremental "in-the-money" options, warrants, and restricted stock units outstanding at the end of the period	856	1,674	1,863

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

Activity in the allowance for credit losses for the three years ended December 31, 2024 is as follows:

Trade
(In Thousands)	and
Other Receivables
Balance at January 1, 2022	$74,404
Current period provision for expected credit losses	414
Acquisition of Sonatide joint venture	(59,678)
Other	(1,080)
Balance at December 31, 2022	$14,060
Current period provision for expected credit losses	3,305
Write offs	(1,484)
Recoveries	490
Other	(457)
Balance at December 31, 2023	$15,914
Current period credit for expected credit losses	(1,430)
Write offs (A)	(10,969)
Other	(331)
Balance at December 31, 2024	$3,184

(A)	Primarily the write off of the remaining balance due from our Nigerian joint venture.

Stock-Based Compensation

Stock-based compensation transactions are accounted for using a fair-value-based method. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based option awards. The fair value of time based stock awards is the stock price on the grant date of the award. We use a Monte Carlo simulation model to determine the fair value of stock-based performance awards that contain market conditions.

Comprehensive Income (Loss)

We report total comprehensive income (loss) and its components. Accumulated other comprehensive income (loss) is comprised of any minimum pension liability for our U.S. Defined Benefits Pension Plans and an unrealized gain (loss) on a note receivable.

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

Our cash equivalents, which are securities with maturities less than three months, are held in commercial paper, money market funds or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.

In the second quarter of 2022, we exchanged $8.6 million in accounts receivable with PEMEX, the Mexican national oil company, for an equal face value amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Bonds). In 2024, $8.0 million of the PEMEX Bonds were sold at their approximate book value. The PEMEX Bonds are classified as “available for sale.” As of December 31, 2024 and 2023, we have recorded zero and $(0.3) million, respectively, in mark-to-market gains (losses) related to the fair value (Level 2) of the PEMEX Bonds in other comprehensive income. The remaining PEMEX Bonds are valued at $0.7 million in our consolidated balance sheet, which is both its amortized cost and approximate fair value, as of December 31, 2024.

In addition, we disclose the fair value of our long-term debt (Level 2) in Note (4).

Governmental Assistance

During 2024, we received the following governmental assistance:

●	$11.8 million in wage and sick cost refunds from the Norwegian government which was credited to our vessel operating costs in our Consolidated Statement of Operations.

During 2023, we received the following governmental assistance:

●	$6.1 million in wage and sick cost refunds from the Norwegian government which was credited to our vessel operating costs in our Consolidated Statement of Operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted this standard on December 31, 2024 and we have included the required disclosures in Note 14 for the three years ending December 31, 2024.

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures to improve disclosures about certain types of expenses including purchases of inventory, employee compensation and depreciation, depletion and amortization included in commonly presented captions in the Consolidation Statements of Operations. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

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

Business combination related costs were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, valuation and other professional fees totaling $0.1 million, $3.0 million and $18.8 million for the years ended  December 31, 2024, 2023 and 2022, respectively.

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

(In Thousands)

Year ended
December 31, 2022

Revenues	$714,783

Net loss	(22,899)

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

The acquisition date was January 3, 2022 (Sonatide Closing Date). However, we used a convenience date of January 1, 2022 for the acquisition and recorded activity from the beginning of the year. Revenues and net losses of Sonatide from the Sonatide Closing Date included in our consolidated statements of operations were $2.3 million and $0.8 million for the year ended December 31, 2022, respectively.

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

The bargain purchase gain of $1.3 million is included in our consolidated statement of operations for the year ended December 31, 2022 under the caption “Interest income and other, net.” Business combination related costs were expensed as incurred in general and administrative expense and consisted of various advisory, legal, accounting, valuation and other professional fees which were not material to our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022.

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

Contract Balances

Trade accounts receivable are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. At December 31, 2024, we had $1.1 million and $0.6 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we have $9.4 million and $2.1 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities and other liabilities, which will be recognized during the next three years. At  December 31, 2023, we had $5.4 million and $2.9 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we have $5.0 million and $1.8 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities and other liabilities all of which will be recognized during the next three years.

During the year ended December 31, 2024, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $3.8 million. The amount of revenue recognized in prior years was immaterial.

(4)     DEBT

The following table summarizes debt outstanding based on stated maturities:

(In Thousands)	December 31,	December 31,
	2024	2023
Senior bonds:
Senior Secured Term Loan	$212,500	$312,500
10.375% Senior Unsecured Notes due July 2028	250,000	250,000
8.50% Senior Secured Bonds due November 2026	175,000	175,000
Vessel Facility Agreements	10,387	14,151
	647,887	751,651
Debt discount and issuance costs	(10,791)	(17,213)
Less: Current portion of long-term debt	(65,386)	(103,077)
Total long-term debt	$571,710	$631,361

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

The Senior Secured Term Loan is composed of a $100.0 million Tranche A loan and a $225.0 million Tranche B loan, each maturing on July 5, 2026. $50.0 million of the Tranche A loan was paid in July 2024, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term of the Senior Secured Term Loan, with quarterly payments ranging from $12.5 million to $25.0 million and a final payment of $50.0 million due at maturity. The Tranche A loan bears interest at the Secured Overnight Financing Rate (SOFR) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may each be prepaid without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the Company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

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

As of  December 31, 2024 and 2023, the fair value of the Senior Secured Term Loan was $218.2 million and $313.7 million, respectively. This Level 3 fair value is determined using a discounted cash flow model.

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

The Senior Unsecured Notes mature on July 3, 2028. Interest on the Senior Unsecured Notes accrue at a rate of 10.375% per annum payable semi-annually in arrears in January and July of each year in cash, beginning January, 2024. Prepayment of the Senior Unsecured Notes prior to July, 2025 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

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

As of December 31, 2024 and 2023, the fair value (Level 1) of the Senior Unsecured Notes due July 2028 was $266.1 million and $260.2 million, respectively. The fair value is obtained from public transaction activity on the Nordic ABM exchange (XOAM).

8.5% Senior Secured Bonds due November 2026 (the 2026 Notes)

On November 16, 2021, we completed an offering of $175.0 million aggregate principal amount of the 2026 Notes. The bonds were privately placed at an issue price of 98.5%. We used the net proceeds from the offering (i) to redeem our 8% Senior Secured Notes due 2022, (ii) to discharge our Troms offshore debt and (iii) for general corporate purposes.

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

The 2026 Notes mature on November 16, 2026. Interest on the 2026 Notes accrue at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year, beginning May 2022. Each month, we deposit into a debt service reserve account, an amount equal to one-sixth its next interest payment obligation which is classified as restricted cash on the balance sheet at December 31, 2024 and 2023. We have pledged this bank account to secure payment of the 2026 Notes. Prepayment of the 2026 Notes prior to May 2024 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums that decline over time.

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

As of December 31, 2024 and 2023, the fair value (Level 1) of the 2026 Notes was $180.8 million and $181.7 million, respectively. The fair value is obtained from public transaction activity on the XOAM.

Approximately $1.2 million of the amount in restricted cash on the condensed consolidated balance sheet at December 31, 2024, represents the pro rata amount due for our next semiannual interest payment obligation on the 2026 Notes.

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

Vessel Facility Agreements

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we may enter into Facility Agreements to finance a portion of the construction and delivery costs. Four vessels have been delivered and we entered into Facility Agreements for approximately EUR13.9 million ($15.2 million) in financing. Each of the four Facility Agreements bear interest at rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing six months following delivery of the vessel. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants. During January and February of 2025, we took delivery of five Alucat crew boats and recorded debt of approximately EUR 9.4 million ($9.7 million) with the Facility Agreement bearing interest at rates ranging from 5.2% to 5.4%.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred are as follows:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Total interest and debt costs incurred	$73,218	$48,742	$17,413
Less: interest costs capitalized	(251)	(270)	(224)
Total interest and debt costs	$72,967	$48,472	$17,189

The Company’s scheduled principal long-term maturities as of December 31, 2024, were as follows:

Maturity of long-term debt (In Thousands)	Total Due
2025	$65,386
2026	327,903
2027	2,902
2028	251,696
Total	$647,887

(5)	INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

(6)	INCOME TAXES

Income (losses) before income taxes derived from United States and non-U.S. operations are as follows:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Non-U.S.	$262,012	$174,103	$41,408
United States	(32,524)	(35,174)	(43,715)
	$229,488	$138,929	$(2,307)

Income tax expense (benefit) consists of the following:

(In Thousands)	U.S.
	Federal	State	Non-U.S.	Total
Year Ended December 31, 2022
Current	$—	$8	$19,842	$19,850
Deferred	—	—	36	36
	$—	$8	$19,878	$19,886
Year Ended December 31, 2023
Current	$—	$1	$43,215	$43,216
Deferred	—	—	92	92
	$—	$1	$43,307	$43,308
Year Ended December 31, 2024
Current	$148	$11	$52,864	$53,023
Deferred	—	—	(2,807)	(2,807)
	$148	$11	$50,057	$50,216

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax loss as a result of the following:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Computed “expected” tax expense (benefit)	$48,192	$29,175	$(484)
Increase (reduction) resulting from:
Foreign income taxed at different rates	(50,669)	(35,088)	(7,240)
Uncertain tax positions (A)	(787)	(1,401)	(7,885)
Nondeductible transaction costs	(710)	(898)	5,410
Valuation allowance - deferred tax assets (A)	(28,040)	(83)	11,339
Valuation allowance - deferred tax true-up	(1,831)	390	(453)
Deferred tax true-up	1,831	(390)	453
Foreign taxes	52,842	36,339	27,945
Net GILTI Inclusion	22,249	2,705	—
Return to accrual	4,500	(8,079)	(12,162)
Restructuring	—	13,896	—
Share based compensation	(13,177)	(1,470)	—
162(m) - Executive compensation	11,995	2,107	552
Subpart F income	3,700	6,664	3,495
Other, net	121	(559)	(1,084)
	$50,216	$43,308	$19,886

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)	December 31,	December 31,
	2024	2023
Deferred tax assets:
Accrued employee benefit plan costs	$7,673	$6,678
Stock based compensation	3,178	1,838
Net operating losses	134,280	183,004
Tax credit carryforwards	413,873	413,089
Disallowed business interest expense carryforward	15,556	14,764
Capital loss carryforward	5,261	5,607
Other	4,273	7,195
Gross deferred tax assets	584,094	632,175
Less valuation allowance	(532,994)	(591,720)
Net deferred tax assets	51,100	40,455
Deferred tax liabilities:
Depreciation and amortization	(45,856)	(40,294)
Outside basis difference deferred tax liability	(2,891)	(2,891)
Foreign interest withholding tax	(1,512)	(1,154)
Other	(290)	1,628
Gross deferred tax liabilities	(50,549)	(42,711)
Net deferred tax assets (liabilities)	$551	$(2,256)

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $216.5 million, which includes $70.1 million of net operating losses subject to an IRC Section 382 limitation. As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $320.8 million, which includes $131.0 million of net operating losses subject to an IRC Section 382 limitation. We have U.S. net operating losses of $33.7 million that will begin expiring in 2035 and $182.8 million having indefinite carryforward periods. We have $406.4 million of U.S. foreign tax credits as of December 31, 2024 that will expire beginning in 2027. We have foreign net operating loss carryforwards of $377.0 million that will expire beginning in 2026 with many having indefinite carryforward periods. We have $7.4 million of non-U.S. foreign tax credits as of December 31, 2024.

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

Based on this evaluation, for the period ended December 31, 2024, a valuation allowance of $533.0 million was recorded against our net deferred tax asset. For the period ended December 31, 2023, a valuation allowance of $591.7 million was recorded against our net deferred tax asset. The decrease in the valuation allowance was primarily attributable to the current year utilization of U.S. net operating losses (NOLs) and the foreign currency revaluation for foreign NOLs. Our ability to utilize U.S. NOLs in the current year was primarily driven by activity in international jurisdictions that generated income subject to U.S. tax. Our ability to utilize U.S. NOLs in future periods is likely to be impacted by the extent to which we will generate such income in future periods which will be influenced by a variety of factors including the jurisdictions in which our vessels operate and the extent to which we are impacted by various global minimum tax initiatives that are adopted in those jurisdictions. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. and foreign taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses in the U.S. is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies. If we conclude in a future period that certain deferred tax assets are realizable this could have a material impact on our effective tax rate.

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

Historically, it has been the practice and intention of the Company to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Considering the significant changes made by the Tax Act, the Company will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, the Company is indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided for such earnings. As of December 31, 2024, the non-U.S. positive unremitted earnings, for which the Company is indefinitely reinvested, are $220.3 million. It is not practicable for the Company to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. The Company decides each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities could result.

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

Our balance sheet reflects the following in accordance with ASC 740:

(In Thousands)	December 31,	December 31,
	2024	2023
Tax liabilities for uncertain tax positions	$24,582	$27,319
Income tax payable	30,069	30,909
Income tax receivable	5,396	3,354

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2024 and 2023, are $9.4 million and $13.6 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In Thousands)

Balance at December 31, 2021	$333,653
Additions based on tax positions related to the current year	744
Additions based on tax positions related to a prior year	10,155
Settlement and lapse of statute of limitations	(167,170)
Balance at December 31, 2022 (A)	$177,382
Additions based on tax positions related to the current year	212
Additions based on tax positions related to a prior year	1,869
Settlement and lapse of statute of limitations	(165,065)
Reductions based on tax positions related to a prior year	(712)
Balance at December 31, 2023	$13,686
Additions based on tax positions related to the current year	5,909
Additions based on tax positions related to a prior year	53
Settlement and lapse of statute of limitations	(3,551)
Reductions based on tax positions related to a prior year	(889)
Balance at December 31, 2024	$15,208

(A)	The gross balance reported as uncertain tax positions is largely offset by $157.7 million of foreign tax credits and other tax attributes.

It is reasonably possible that a decrease of $5.8 million in unrecognized tax benefits may be necessary within the coming year due to the lapse of statutes of limitations or audit settlements.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $21.0 million and $20.9 million as of December 31, 2024 and  December 31, 2023 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for tax years prior to December 2020. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

(7)     LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment. Contracts containing assets that we benefit from and control are recognized on our balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognized lease expense for these leases on a straight-line basis over the lease term. We combine the lease and non-lease components for all lease agreements. Certain leases include one or more options to renew with renewal terms that can extend the lease term from one to twenty-six years. The exercise of lease renewal options is at our sole discretion and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants or options to purchase the leased property. The amount of right of use assets and lease liabilities recorded on our Consolidated Balance Sheet at December 31, 2024 and 2023, respectively, are as follows.

Leases (In Thousands)	Classification	December 31, 2024	December 31, 2023
Assets:
Operating	Other assets	$11,152	$7,212
Liabilities:
Current
Operating	Other current liabilities	4,904	1,793
Noncurrent
Operating	Other liabilities	5,914	5,302
Total lease liabilities		$10,818	$7,095

Future payments to be made on our operating lease liabilities at December 31, 2024 will be as follows.

Maturity of lease liabilities (In Thousands)	Operating leases
2025	$5,846
2026	1,898
2027	1,352
2028	987
2029	686
After 2029	1,606
Total lease payments	12,375
Less: Interest	(1,557)
Present value of lease liabilities	$10,818

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Lease costs included in general and administrative expense for the years ended  December 31, 2024, 2023 and 2022, respectively, are as follows.

(In Thousands)		Year Ended	Year Ended	Year Ended
Lease costs	Classification	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease costs	General and administrative	$1,699	$1,798	$1,485
Short-term leases	General and administrative	2,587	2,496	3,088
Variable lease costs	General and administrative	381	648	494
Net lease cost		$4,667	$4,942	$5,067

Our weighted average remaining lease term and weighted average discount rate at December 31, 2024 is as follows.

Lease term and discount rate	December 31, 2024
Weighted average remaining lease term in years	2.0
Weighted average discount rate	7.69%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the years ended  December 31, 2024, 2023 and 2022 was $3.5 million, $3.8 million and $2.4 million, respectively. Right of use assets obtained in exchange for operating lease obligations were $6.7 million, $3.1 million and $5.0 million, for the years ended  December 31, 2024, 2023 and 2022, respectively.

(8)	ASSETS HELD FOR SALE, ASSET SALES AND ASSET IMPAIRMENTS

In 2019, we implemented a plan, amended in 2020, (the 2019/2020 plan) to sell or recycle certain of our vessels based on a strategic decision to remove assets that were not part of our long-term plans. During 2022, we sold or recycled 12 vessels that were classified as held for sale, added three vessels to held for sale under 2019/2020 plan, moved one vessel back into our active fleet and had eight vessels remaining in the held for sale account as of December 31, 2022. During 2023, we sold or recycled a total of eight of the vessels that were classified as held for sale. We completed the 2019/2020 plan and have no vessels remaining in the held for sale account as of December 31, 2024 and 2023.

We also sold six and seven vessels from our active fleet in 2024 and 2023, respectively. We realized proceeds from sales or recycling of vessels and other assets for the years ended  December 31, 2024, 2023 and 2022 of $19.3 million, $15.5 million and $13.6 million, respectively.

See the following tables for additions and dispositions related to assets held for sale as well as net gains (losses) on sales of vessels.

Following is the activity in assets held for sale during the years ended December 31:

(In Thousands, except number of vessels)	Number of Vessels	2024	Number of Vessels	2023	Number of Vessels	2022

Beginning balance	—	$—	8	$4,195	18	$14,421
Additions	—	—	—	—	3	2,561
Sales	—	—	(8)	(4,195)	(12)	(11,287)
Reactivation	—	—	—	—	(1)	(1,500)
Ending balance	—	$—	—	$—	8	$4,195

Following is the summary of vessel sales and the gains on sales of vessels for the years ended December 31:

(In Thousands, except number of vessels)	2024	2023	2022

Vessels sold from active fleet	6	7	2
Gain on sale of active vessels, net	$15,677	$5,613	$553

Vessels sold/recycled from assets held for sale	—	8	12
Gain on vessels sold/recycled from assets held for sale, net	$—	$3,088	$5
Total vessels sold/recycled	6	15	14
Total gain on sales of vessels, net	$15,677	$8,701	$558

In 2022, we recaptured $0.5 million of impairment expense related to vessels held for sale that we reactivated.

In conjunction with our review of conditions that would indicate potential impairment in the value of our assets, we identified certain obsolete marine service parts and supplies inventory and charged $1.2 million of impairment expense for the year ended  December 31, 2022. No impairment was recorded for the years ended December 31, 2024 and 2023. We considered this valuation approach to be a Level 3 fair value measurement due to the level of estimation involved in valuing obsolete inventory.

During the years ended  December 31, 2024, 2023 and 2022, we have not identified conditions or circumstances that would indicate impairment of any of our long-lived asset groups. We continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Please refer to Note (1) for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(9)	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We contributed $0.2 million to the plan in 2024, but did not contribute to the plan during the two years ended December 31, 2023. We intend to contribute to this plan in 2025, but the amount has not been determined.

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

Supplemental Executive Retirement Plan

We offered a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010 and was frozen effective January 1, 2018. We contributed $1.4 million, $1.6 million and $1.6 million for each of the years ended December 31, 2024, 2023 and 2022, respectively. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion.

Investment Strategies

U.S. Pension Plan

The obligations of our pension plan are supported by assets held in a trust for the payment of benefits. We are obligated to adequately fund the trust. For the pension plan assets, we have the following primary investment objectives: (1) closely match the cash flows from interest payments and maturities of the pension plan’s investments with the long-term financial obligations from the plan’s liabilities; and (2) enhance the pension plan’s investment returns without taking on undue risk by industries, maturities or geographies of the underlying investment holdings.

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

The cash flow requirements of the pension plan are analyzed at least annually. The pension plan does not invest in Tidewater stock.

Our policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The pension plan assets are periodically evaluated for concentration risks.

U.S. Pension Plan Asset Allocations

The following table provides the actual asset allocations for the pension plan:

	Actual as of	Actual as of
	December 31, 2024	December 31, 2023
U.S. Pension plan:
Cash	2%	3%
Alternative securities	9%	18%
Debt securities	40%	33%
Equity securities	49%	46%
Total	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s pension plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, except for investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for our domestic pension plan measured at fair value as of December 31, 2024:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities	$14,927	$14,927	$—	$—	$—
Debt securities	11,962	2,192	9,770	—	—
Alternative securities	2,631	—	—	2,631	—
Cash and cash equivalents	734	—	734	—	—
Total fair value of pension plan assets	$30,254	$17,119	$10,504	$2,631	$—

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2023, are as follows:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities	$14,269	$14,212	$57	$—	$—
Debt securities	10,058	296	9,762	—	—
Alternative securities	5,504	—	—	5,504	—
Cash and cash equivalents	1,012	—	1,012	—	—
Total fair value of pension plan assets	$30,843	$14,508	$10,831	$5,504	$—

In 2024 and 2023, the pension plan purchased $0.2 million and $3.0 million, respectively, in assets classified as Level 3 securities under the fair value hierarchy. Additionally, in 2024 the pension plan sold $2.9 million in assets classified as Level 3 securities under the fair value hierarchy. The fair value of these investments was determined by nationally recognized, independent valuation firms.

Plan Assets and Obligations

Changes in combined plan assets and obligations and the funded status of the U.S. defined benefit pension plan and the supplemental plan (Pension Benefits), are as follows:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of the period	$50,097	$64,273	$84,308
Interest cost	2,572	2,873	2,313
Benefits paid	(4,371)	(5,104)	(5,667)
Actuarial (gain) loss (A)	(250)	1,916	(16,681)
Settlement	—	(13,861)	—
Benefit obligation at end of the period	$48,048	$50,097	$64,273
Change in plan assets:
Fair value of plan assets at beginning of the period	$30,843	$45,378	$56,779
Actual return	2,184	2,827	(7,337)
Employer contributions	1,599	1,603	1,603
Benefits paid	(4,371)	(5,104)	(5,667)
Settlement	—	(13,861)	—
Fair value of plan assets at end of the period	30,255	30,843	45,378
Unfunded status at end of the period	$(17,793)	$(19,254)	$(18,895)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,567)	$(1,572)	$(1,575)
Noncurrent liabilities	(16,226)	(17,682)	(17,320)
Net amount recognized	$(17,793)	$(19,254)	$(18,895)

(A) The change in the actuarial (gain) loss for the three years ended December 31, 2024 was primarily attributable to changes in the discount rate.

The following table provides combined information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In Thousands)	December 31,	December 31,
	2024	2023
Projected and accumulated benefit obligation	$48,048	$50,097
Fair value of plan assets	30,255	30,843

Net periodic combined benefit cost for the pension plans and the supplemental plan includes the following components:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Interest cost	$2,572	$2,873	$2,313
Expected return on plan assets	(1,828)	(2,111)	(3,006)
Amortization of net actuarial gains (losses)	(94)	(146)	63
Settlement/curtailment gain	—	(2,177)	—
Net periodic pension cost (benefit)	$650	$(1,561)	$(630)

The components of the net periodic combined pension cost are included in the caption “Interest income and other, net.”

Other changes in combined plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
(In Thousands)	Year Ended December 31,
	2024	2023	2022
Total net (gain) loss recognized in other comprehensive (income) loss	$(511)	$3,522	$(6,404)

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 5.65% and 5.25% were used to determine net benefit obligations as of December 2024 and 2023, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2024	2023
Discount rate	5.3%	5.5%
Expected long-term rate of return on assets	6.3%	6.4%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2024, we expect that the combined benefits for the pension and the supplemental plan to be paid over the next ten years will be as follows:

Pension
Year ending December 31, (In Thousands)	Benefits
2025	$4,762
2026	4,655
2027	4,552
2028	4,439
2029	4,313
2030 – 2034	19,354
Total 10-year estimated future benefit payments	$42,075

Defined Contribution Plans

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective October 31, 2021, we matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. For the years ended December 31, 2024, 2023 and 2022, we contributed $0.5 million, $0.4 million and $0.3 million, respectively.

The plan held no shares of Tidewater common stock for the years ended December 31, 2024 and 2023, respectively.

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

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund (MNOPF) and the Merchant Navy Ratings Pension Fund (MNRPF). At December 31, 2024 and 2023, we had recorded $1.6 million and $1.5 million, respectively, related to these liabilities. An actuarial firm calculates the status of the funds every several years. The last assessment was completed in March 2021 for the MNOPF Plan and March 2023 for the MNRPF Plan and the plan assets exceed 85% of the projected benefit obligations for both plans. We expense $0.2 million per annum for these plans.

(10)     STOCK-BASED COMPENSATION AND INCENTIVE PLANS

As of December 31, 2024, the Tidewater Inc. 2021 Stock Incentive Plan (2021 Plan) is our active equity incentive plan and the only types of awards outstanding are restricted stock units (RSUs) that settle in shares of Tidewater common stock.

The number of shares available for future grants are as follows:

	Year Ended December 31,
	2024	2023	2022
Shares of common stock available for future grants	1,353,989	1,521,436	2,466,167

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

During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, and there are no voting rights until the restricted stock units vest. If dividends are declared, dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. RSU compensation costs are recognized on a straight-line basis over the vesting period and are net of forfeitures.

RSUs granted to officers and employees under the 2021 Plan generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs granted to directors vest over one year and (ii) certain RSUs granted to our officers are performance based and vest on the third anniversary of the date of grant, based on our performance as measured.

The following table sets forth a summary of our restricted stock unit activity:

	Weighted-average	Time	Weight-average
	Grant-Date	Based	Grant Date	Performance
	Fair Value	Units	Fair Value	Based Units
Non-vested balance at December 31, 2021	$10.37	776,113	$24.50	30,449
Granted	14.46	448,433	12.72	126,724
Vested	10.62	(355,226)	24.50	(15,225)
Cancelled/forfeited	12.72	(3,000)	24.50	(15,224)
Non-vested balance at December 31, 2022	$12.33	866,320	$12.72	126,724
Granted	40.45	247,874	39.91	61,856
Vested	13.08	(393,374)	—	—
Cancelled/forfeited	21.12	(11,827)	—	—
Non-vested balance at December 31, 2023	$21.58	708,993	$21.64	188,580
Granted	85.48	132,883	90.87	43,685
Vested	21.52	(361,644)	—	—
Cancelled/forfeited	38.04	(9,664)	—	—
Non-vested balance at December 31, 2024	$39.34	470,568	$34.66	232,265

Restrictions on approximately 250,000 time-based units outstanding at December 31, 2024 will lapse during 2025.

Restricted stock unit compensation expense and grant date fair value are as follows:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Grant date fair value of restricted stock units vested	$7,783	$5,407	$3,561
Restricted stock unit compensation expense	13,681	10,755	6,469

As of December 31, 2024, total unrecognized RSU compensation costs totaled approximately $17.9 million, or $14.2 million net of tax, which will be recognized over a weighted average period of two years, compared to $14.4 million, or $11.4 million net of tax, at December 31, 2023 and $10.0 million, $7.9 million net of tax, at December 31, 2022. No RSU compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs during the years ended December 31, 2024, 2023 and 2022. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Stock Options

On April 15, 2020, the Board awarded our Chief Executive Officer (CEO) 344,598 options to acquire our common stock for $6.48 per share. The fair value of the options on the grant date was $3.23 per share based on a Black-Scholes calculation that included a volatility measure of 63%, a zero percent yield, a 1.5% discount rate and a market value of the underlying stock on the grant date of $5.81 per share. On March 22, 2021, the Board awarded the CEO an additional 259,158 options to acquire our common stock for $18.09 per share. The fair value of the options on the grant date was $3.69 per share based on a Black-Scholes calculation that included a volatility measure of 47.5%, a 2% yield, a 1.03% discount rate and a market value of the underlying stock on the grant date of $12.72 per share. Both options had terms of ten years vesting in equal amount over three years. All stock options were fully vested and exercised in the first quarter of 2024 and none remained outstanding or exercisable as of December 31, 2024.

(11)	STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2024	2023
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	51,461,472	52,259,303
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

On November 5, 2023, our Board of Directors (Board) approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. On February 29, 2024, our Board approved a new $48.6 million share repurchase program, subsequently approving the increase of such program by $18.1 million on May 2, 2024, $13.9 million on August 6, 2024, and $10.1 million on November 7, 2024. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. No shares were repurchased during the year ended December 31, 2022.

Dividends

There were no dividends declared during the years ended December 31, 2024, 2023 and 2022.

Warrants

During 2017, we issued 11,543,814 New Creditor Warrants, each with an exercise price of $0.001 and exercisable for one share of our common stock. As of December 31, 2024, we had 76,175 New Creditor Warrants outstanding.

In conjunction with the GulfMark merger, Tidewater assumed approximately 2.3 million Creditor Warrants (GLF Creditor Warrants), with an exercise price of $0.01, and approximately 0.8 million Equity Warrants (GLF Equity Warrants) with an exercise price of $100. Each GLF Creditor Warrant and GLF Equity Warrant is exercisable for 1.1 shares of Tidewater common stock on substantially the same terms and conditions as provided in the governing warrant agreements. As of December 31, 2024, we had 77,204 GLF Creditor Warrants outstanding. The GLF Equity Warrants expired according to their terms in November 2024.

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

Under the indemnification provisions of the SPA and the SPA Amendment, Banyan requested that we allow them to settle approximately $1.4 million in indemnified liabilities by surrendering the equivalent value in SPO Acquisition Warrants. We granted Banyan’s request, and during 2022, settled the agreed upon indemnification liability in exchange for the surrender of 64,086 SPO Acquisition Warrants that we subsequently cancelled. No SPO Acquisition Warrants are outstanding.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Balance at December 31	$5,266	$8,576	$2,668
Unrealized gain (loss) on note receivable	283	213	(496)
Pension benefits recognized in OCI	511	(3,523)	6,404
Balance at December 31	$6,060	$5,266	$8,576

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

(13)	ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

A summary of accrued expenses as of December 31, is as follows:

(In Thousands)
	2024	2023
Payroll and related payables	$43,256	$34,989
Accrued vessel expenses	42,762	48,076
Accrued interest expense	16,727	17,128
Other accrued expenses	27,149	25,397
	$129,894	$125,590

A summary of other current liabilities as of December 31, is as follows:

(In Thousands)
	2024	2023
Taxes payable	$48,122	$44,461
Other	16,826	10,672
	$64,948	$55,133

A summary of other liabilities as of December 31, is as follows:

(In Thousands)
	2024	2023
Pension liabilities	$17,525	$19,003
Liability for uncertain tax positions	24,582	27,319
Other	18,289	18,663
	$60,396	$64,985

(14)     SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

Each of our five operating segments is led by senior management reporting to our Chief Executive Officer, the chief operating decision maker (CODM). Our operating segments comprise the structure used by our CODM to make key operating decisions and assess performance. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the results of each of the operating segments for resource allocation and performance evaluation. Our CODM evaluates the segments’ operating performance based on segment operating income. Segment operating income is defined as segment revenues less segment costs and expenses. The CODM primarily considers segment operating income for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Americas:
Vessel revenues	$261,929	$237,205	$146,871

Vessel operating costs:
Crew costs	87,545	86,328	56,767
Repair and maintenance	20,677	17,295	12,706
Insurance	2,034	1,891	1,439
Fuel, lube and supplies	13,635	13,175	9,655
Other	24,391	19,232	13,442
Total vessel operating costs	148,282	137,921	94,009
General and administrative expense	14,046	15,105	10,926
Depreciation and amortization	44,822	41,215	29,920
Vessel operating profit	54,779	42,964	12,016

Additions to properties and equipment	$5,980	$2,916	$4,468

Total assets	$350,126	$418,151	$309,985

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Asia Pacific:
Vessel revenues	$210,328	$122,235	$64,231

Vessel operating costs:
Crew costs	88,968	41,940	29,433
Repair and maintenance	13,999	9,212	3,077
Insurance	1,197	794	516
Fuel, lube and supplies	8,834	5,251	4,139
Other	10,311	7,751	5,081
Total vessel operating costs	123,309	64,948	42,246
General and administrative expense	8,544	8,147	12,299
Depreciation and amortization	18,606	10,669	5,960
Vessel operating profit	59,869	38,471	3,726

Additions to properties and equipment	$2,157	$7,839	$317

Total assets	$173,587	$167,085	$148,684

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Middle East:
Vessel revenues	$152,187	$135,375	$110,375

Vessel operating costs:
Crew costs	53,390	53,416	44,944
Repair and maintenance	17,595	16,187	12,210
Insurance	1,882	1,784	1,412
Fuel, lube and supplies	10,019	12,092	10,531
Other	24,076	17,127	9,015
Total vessel operating costs	106,962	100,606	78,112
General and administrative expense	11,320	9,254	9,120
Depreciation and amortization	30,135	26,566	24,236
Vessel operating profit	3,770	(1,051)	(1,093)

Additions to properties and equipment	$1,260	$3,016	$3,911

Total assets	$180,286	$191,927	$197,054

(In Thousands)	Year Ended December 31,
	2024	2023	2022
Europe/Mediterranean:
Vessel revenues	$333,081	$230,217	$129,578

Vessel operating costs:
Crew costs	109,178	78,613	49,709
Repair and maintenance	28,288	17,029	9,239
Insurance	3,171	2,218	1,442
Fuel, lube and supplies	14,650	11,697	6,026
Other	18,864	13,758	8,426
Total vessel operating costs	174,151	123,315	74,842
General and administrative expense	12,726	10,063	8,158
Depreciation and amortization	92,331	63,152	27,734
Vessel operating profit	53,873	33,687	18,844

Additions to properties and equipment	$11,069	$7,320	$1,302

Total assets	$659,158	$671,626	$282,670

(In Thousands)	Year Ended December 31,
	2024	2023	2022
West Africa:
Vessel revenues	$380,112	$273,961	$190,349

Vessel operating costs:
Crew costs	77,195	69,176	61,511
Repair and maintenance	17,817	18,993	14,024
Insurance	2,743	2,610	1,956
Fuel, lube and supplies	18,233	18,333	13,378
Other	24,415	20,613	17,223
Total vessel operating costs	140,403	129,725	108,092
General and administrative expense	9,495	9,281	10,611
Depreciation and amortization	53,782	36,508	28,534
Vessel operating profit	176,432	98,447	43,112

Additions to properties and equipment	$3,300	$19,593	$2,923

Total assets	$512,549	$421,054	$285,965

(In Thousands)	Year Ended December 31,
	2024	2023	2022
World Wide:
Revenues:
Vessel revenues	$1,337,637	$998,993	$641,404
Other operating revenues	8,198	10,992	6,280
Total revenue	1,345,835	1,009,985	647,684

Vessel operating costs:
Crew costs	416,276	329,473	242,364
Repair and maintenance	98,376	78,716	51,256
Insurance	11,027	9,297	6,765
Fuel, lube and supplies	65,371	60,548	43,729
Other	102,057	78,481	53,187
Total vessel operating costs	693,107	556,515	397,301
Costs of other operating revenues	3,555	4,342	2,130
General and administrative expense	56,131	51,850	51,114
Depreciation and amortization	239,676	178,110	116,384
Operating profit	353,366	219,168	80,755
Corporate expenses	(57,780)	(45,654)	(53,583)
Gain on asset dispositions, net	15,762	8,701	250
Long-lived asset impairments and other	—	—	(714)
Operating income	$311,348	$182,215	$26,708

Segment additions to properties and equipment	$23,766	$40,684	$12,921
Corporate additions to properties and equipment	3,814	5,168	3,716
Total additions to properties and equipment	$27,580	$45,852	$16,637

Segment assets	$1,875,706	$1,869,843	$1,224,358
Corporate assets	199,198	192,931	73,298
Total assets	$2,074,904	$2,062,774	$1,297,656

The Company attributes revenue to various countries based on the location where services are actually performed. Revenues by country for the year ended December 31, 2024 are as follows:

(In Thousands)	Year Ended December 31,
2024
Countries:
United Kingdom	$147,175
Angola	144,566
Australia	130,788
Saudi Arabia	129,333
Norway	112,167
United Sates	81,547
Other (includes more than 30 countries)	600,259
Total revenues	$1,345,835

The following table discloses our customers that accounted for 10% or more of total revenues:

	Year Ended December 31,
	2024	2023	2022
Eni S.p.A	12.3%	10.3%	*
Chevron Corporation	*	*	12.3%

* Less than 10% of total revenues.

(15)	RESTRUCTURING CHARGES

In 2022, we recorded additional severance costs relating to the SPO Acquisition. Lease exit and severance and integration costs are included in general and administrative expenses in our Consolidated Statements of Operations.

Activity for the lease exit and severance and integration liabilities for the three years ended December 31, 2024 were:

			Severance and
	Lease Exit Costs		Integration Costs
(In Thousands)	Europe/
	Mediterranean	Corporate	Company	Total
Balance at January 1, 2022	$1,147	$362	$—	$1,509
Charges	(146)	26	5,800	5,680
Cash payments	(376)	(388)	—	(764)
Balance at December 31, 2022	$625	$—	$5,800	$6,425
Charges	27	—	—	27
Cash payments	(652)	—	(5,800)	(6,452)
Balance at December 31, 2023 and 2024	$—	$—	$—	$—

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

As of December 31, 2024, the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three-month period ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our 2024 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

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

2.2	Share Purchase Agreement, dated as of March 9, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on March 10, 2022, File No. 1-6311).

2.3	Closing Agreement and Amendment to Share Purchase Agreement, dated April 22, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.6 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.4	Second Amendment to Share Purchase Agreement, dated as of June 27, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.7 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.5	Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated March 7, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023).

2.6	First Amendment to Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated June 20, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

3.1	Amended and Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 31, 2017, File No. 1-6311).

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

10.2

Noteholder Warrant Agreement, dated as of November 14, 2017, between GulfMark Offshore, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.1 to the Company's Current Report on Form 8-K on November 16, 2018, File No. 1-6311).

10.3

Assignment, Assumption and Amendment Agreement – Jones Act Warrants, dated as of and effective November 15, 2018, by and among GulfMark Offshore, Inc., Tidewater Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (filed with the Commission as Exhibit 4.2 to the Company’s Current Report on Form 8-K on November 16, 2018, File No. 1-6311).

10.4+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.5+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan, executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.6+

Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.7+	Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.8+	Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.9+	Director Stock Election Program (filed with the Commission as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 9, 2019, File No. 1-6311).

10.10+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 10 to the Company’s Current Report on Form 8-K on August 12, 2015, File No. 1-6311).

10.11+	Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019) (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 19, 2019, File No. 1-6311).

10.12+	Form of Severance and Change of Control Agreement effective March 9, 2021 entered into with each of Quintin V. Kneen, Chief Executive Officer, Sam R. Rubio, Chief Financial Officer, David E. Darling, Chief Operating Officer, and Daniel A. Hudson, General Counsel (filed with the Commission as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 1-6311).

10.13+	Tidewater Inc. Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2021, File No. 1-6311).

10.14+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.15+	Form of Incentive Agreement for the Grant of Restricted Stock under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.16+	Non-employee Directors Deferred Compensation Plan (filed with the Commission as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.17+	Form of Award Agreement for Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.18+	Form of Award Agreement for Performance Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.19	Credit Agreement, dated as of June 30, 2023, by and among TDW International Vessels (Unrestricted), LLC, as borrower, Tidewater Inc., as parent guarantor, certain other unrestricted subsidiaries of Tidewater Inc., as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch, as facility agent, security trustee and ECA coordinator, and DNB Markets, Inc. as bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

10.20+	Form of Non-Employee Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2023).

19*	Policy Statement on Insider Trading

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024, File No. 1-6311).

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

TIDEWATER INC.
(Registrant)

By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

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