Form 10-Q
period 2025-03-31
TIDEWATER INC
filed 2025-05-05
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

49,476,301 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2025.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$341,799	$324,918
Restricted cash	5,234	2,032
Trade and other receivables, net of allowance for credit losses of $3,144 and $3,184 at March 31, 2025 and December 31, 2024, respectively	312,904	323,805
Marine operating supplies	23,101	34,319
Prepaid expenses and other current assets	15,160	13,588
Total current assets	698,198	698,662
Net properties and equipment	1,163,758	1,184,282
Deferred drydocking and survey costs	169,326	152,550
Indemnification assets	11,114	11,946
Other assets	23,770	27,464
Total assets	$2,066,166	$2,074,904

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,203	$71,385
Accrued expenses	133,000	129,894
Current portion of long-term debt	80,042	65,386
Other current liabilities	74,299	64,948
Total current liabilities	337,544	331,613
Long-term debt	555,994	571,710
Other liabilities	62,263	60,396

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 50,852,297 and 51,461,472 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	51	52
Additional paid-in capital	1,652,856	1,656,830
Accumulated deficit	(545,890)	(548,831)
Accumulated other comprehensive income	6,607	6,060
Total stockholders’ equity	1,113,624	1,114,111
Noncontrolling interests	(3,259)	(2,926)
Total equity	1,110,365	1,111,185
Total liabilities and equity	$2,066,166	$2,074,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Vessel revenues	$330,699	$318,686
Other operating revenues	2,745	2,478
Total revenue	333,444	321,164
Costs and expenses:
Vessel operating costs	164,979	167,556
Costs of other operating revenues	1,430	1,150
General and administrative	29,094	25,329
Depreciation and amortization	65,432	56,270
Gain on asset dispositions, net	(2,538)	(11,039)
Total costs and expenses	258,397	239,266
Operating income	75,047	81,898
Other income (expense):
Foreign exchange gain (loss)	7,569	(4,085)
Equity in net losses of unconsolidated companies	—	(5)
Interest income and other, net	2,157	1,483
Interest and other debt costs, net	(16,344)	(19,476)
Total other expense	(6,618)	(22,083)
Income before income taxes	68,429	59,815
Income tax expense	26,109	13,070
Net income	42,320	46,745
Net loss attributable to noncontrolling interests	(333)	(281)
Net income attributable to Tidewater Inc.	$42,653	$47,026
Basic income per common share	$0.83	$0.90
Diluted income per common share	$0.83	$0.89
Weighted average common shares outstanding	51,502	52,320
Dilutive effect of warrants, restricted stock units and stock options	176	580
Adjusted weighted average common shares	51,678	52,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$42,320	$46,745
Other comprehensive income (loss):
Unrealized gain on note receivable	—	80
Change in liability of pension plans	547	(137)
Total comprehensive income	$42,867	$46,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$42,320	$46,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,014	38,811
Amortization of deferred drydocking and survey costs	26,418	17,459
Amortization of debt premium and discounts	1,501	1,814
Amortization of below market contracts	(351)	(1,206)
Provision for deferred income taxes	2,347	73
Gain on asset dispositions, net	(2,538)	(11,039)
Stock-based compensation expense	3,491	2,766
Changes in assets and liabilities, net of effects of business acquisition:
Trade and other receivables	10,901	(17,616)
Accounts payable	(21,182)	6,843
Accrued expenses	3,106	6,600
Deferred drydocking and survey costs	(43,339)	(40,018)
Other, net	24,285	3,533
Net cash provided by operating activities	85,973	54,765
Cash flows from investing activities:
Proceeds from asset dispositions	3,816	12,463
Proceeds from sale of notes	600	—
Additions to properties and equipment	(10,266)	(10,942)
Net cash provided by (used in) investing activities	(5,850)	1,521
Cash flows from financing activities:
Principal payments on long-term debt	(12,500)	(12,500)
Purchase of common stock	(39,275)	(3,501)
Debt issuance costs	—	(135)
Share based awards reacquired to pay taxes	(7,465)	(28,462)
Net cash used in financing activities	(59,240)	(44,598)
Net change in cash, cash equivalents and restricted cash	20,883	11,688
Cash, cash equivalents and restricted cash at beginning of period	329,031	277,965
Cash, cash equivalents and restricted cash at end of period	$349,914	$289,653

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$17,505	$15,621
Income taxes	$15,148	$15,603
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$9,098	$—
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$9,712	$—

Cash, cash equivalents and restricted cash at March 31, 2025 includes $2.9 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2024	$52	$1,656,830	$(548,831)	$6,060	$(2,926)	$1,111,185
Total comprehensive income (loss)	—	—	42,653	547	(333)	42,867
Repurchase and retirement of common stock	(1)	—	(39,712)	—	—	(39,713)
Amortization of share-based awards	—	(3,974)	—	—	—	(3,974)
Balance at March 31, 2025	$51	$1,652,856	$(545,890)	$6,607	$(3,259)	$1,110,365

Balance at December 31, 2023	$52	$1,671,759	$(637,838)	$5,266	$(1,542)	$1,037,697
Total comprehensive income (loss)	—	—	47,026	(57)	(281)	46,688
Issuance of common stock	1	(1)	—	—	—	—
Repurchase and retirement of common stock	—	—	(3,535)	—	—	(3,535)
Amortization of share-based awards	—	(25,697)	—	—	—	(25,697)
Balance at March 31, 2024	$53	$1,646,061	$(594,347)	$5,209	$(1,823)	$1,055,153

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity of Tidewater Inc., a Delaware corporation, and its consolidated subsidiaries, collectively referred to as the “company”, “Tidewater”, “we”, “our”, or “us”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. In the opinion of management, the accompanying financial information reflects all normal recurring adjustments necessary to fairly state our results of operations, financial position and cash flows for the periods presented and are not indicative of the results that may be expected for a full year.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted this standard on December 31, 2024 and we have included the required disclosures in Note 12 for the three months ending March 31, 2025 and 2024, respectively.

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

Activity in the allowance for credit losses for the three months ended March 31, 2025 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2025	$3,184
Current period credit for expected credit losses	(40)
Balance at March 31, 2025	$3,144

(4)	REVENUE RECOGNITION

See “Note (12) Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2025, we had $0.6 million of deferred mobilization costs included within Prepaid expenses and other current assets and $0.4 million of deferred mobilization costs included in Other assets. At December 31, 2024, we had $1.1 million and $0.6 million of deferred mobilization costs included with Prepaid expenses and other current assets and Other assets.

At March 31, 2025, we had $5.4 million of deferred mobilization revenue included within Accrued expenses and $1.1 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2025 through 2027. At December 31, 2024, we have $9.4 million and $2.1 million of deferred mobilization revenue included within Accrued expenses and Other liabilities.

During the three months ended March 31, 2025, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $7.0 million. The amount of revenue recognized in prior year quarter was immaterial.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the three months ended March 31, 2025 and 2024, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants and restricted stock units.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at December 31, 2024 and 2023	$6,060	$5,266
Unrealized gain on note receivable	—	80
Pension benefits recognized in OCI	547	(137)
Balance at March 31, 2025 and 2024	$6,607	$5,209

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants and restricted stock units:

Total shares outstanding including warrants, restricted stock units and stock options	March 31, 2025	March 31, 2024
Common shares outstanding	50,852,297	52,759,223
New creditor warrants (strike price $0.001 per common share)	76,175	81,244
GulfMark creditor warrants (strike price $0.01 per common share)	72,984	88,887
Restricted stock units	347,362	582,908
Total	51,348,818	53,512,262

At  March 31, 2024, we also had 782,993 “out-of-the-money” warrants outstanding and exercisable for 861,292 shares (based on a 1 warrant to a 1.1 share ratio) with an exercise price of $100.00, which expired November 14, 2024. No warrants or restricted stock units, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

On February 27, 2025 our Board of Directors (Board) approved a new $90.3 million share repurchase program. During the three months ended March 31, 2025, we repurchased and retired 910,481 shares for approximately $39.3 million, excluding commissions and a 1% excise tax. Subsequent to the end of the quarter, during the month of April, we repurchased an additional 1,379,723 shares for approximately $50.8 million excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax.

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

The Organization for Economic Co-operation and Development (OECD) has agreed to a two-pillar approach to global taxation focusing on global profit allocation, referred to as Pillar One, and a 15.0% global minimum corporate tax rate (Pillar Two). Many countries, including jurisdictions in which we do business, are enacting changes to their tax laws to adopt certain portions of the OECD’s proposals. Pillar Two tax law changes are effective for Tidewater as of January 1, 2025.

For the three months ended March 31, 2025, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits and the impact of Pillar Two.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2024, our balance sheet reflected approximately $533.5 million of net deferred tax assets prior to a valuation allowance of $533.0 million. As of March 31, 2025, we had net deferred tax assets of approximately $532.9 million prior to a valuation allowance of $534.7 million. The net deferred tax assets as of March 31, 2025 includes $49.5 million of deferred tax assets from the 2022 Swire Pacific Offshore acquisition offset by a valuation allowance of $49.5 million. Our ability to utilize U.S. net operating losses (NOLs) in the current period was primarily driven by activity in international jurisdictions that generated income subject to U.S. tax. Our ability to utilize U.S. NOLs in future periods is likely to be impacted by the extent to which we will generate such income in future periods which will be influenced by a variety of factors including the jurisdictions in which our vessels operate and the extent to which we are impacted by various global minimum tax initiatives that are adopted in those jurisdictions. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future U.S. and foreign taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses in the U.S. is no longer present and additional weight is given to subjective evidence such as our projections for growth and/or tax planning strategies. If we conclude in a future period that certain deferred tax assets are realizable this could have a material impact on our effective tax rate.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to December 2020. We are subject to ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(7)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. Actuarial valuations are performed annually. We contributed $0.2 million to the pension plan during 2024 and expect to contribute $1.0 million to the pension plan in 2025.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants during 2010. We contributed $0.3 million and $0.4 million to the supplemental plan for the three months ended March 31, 2025 and 2024, respectively, and expect to contribute $0.9 million during the remainder of 2025. Our obligations under the supplemental plan were $15.7 million and $16.3 million at March 31, 2025 and  December 31, 2024, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (collectively Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Pension Benefits:
Interest cost	$618	$630
Expected return on plan assets	(458)	(445)
Amortization of net actuarial gains	(55)	(30)
Net periodic pension cost	$105	$155

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	March 31, 2025	December 31, 2024
Senior bonds:
Senior Secured Term Loan (A)	$200,000	$212,500
10.375% Senior Unsecured Notes due July 2028 (B)	250,000	250,000
8.50% Senior Secured Notes due November 2026 (C) (D)	175,000	175,000
Vessel Facility Agreements	20,985	10,387
	$645,985	$647,887
Debt discount and issuance costs	(9,949)	(10,791)
Less: Current portion of long-term debt	(80,042)	(65,386)
Total long-term debt	$555,994	$571,710

(A)

As of March 31, 2025 and  December 31, 2024, the fair value (Level 3) of the Senior Secured Term Loan was $205.4 million and $218.2 million, respectively. The Level 3 fair value is derived from discounted present value calculations.

(B)

As of March 31, 2025 and  December 31, 2024, the fair value (Level 1) of the 10.375% Senior Unsecured Notes due July 2028 was $267.5 million and $266.1 million, respectively. The fair value is obtained from public transaction activity on the Nordic ABM exchange (XOAM).

(C)	As of March 31, 2025 and December 31, 2024, the fair value (Level 1) of the 8.50% Senior Secured Notes due November 2026 was $180.8 million and $180.8 million, respectively. The fair value is obtained from public transaction activity on the XOAM.
(D)	Approximately $5.0 million of the amount in restricted cash on the condensed consolidated balance sheet at March 31, 2025, represents the pro rata amount due for our next semiannual interest payment obligation on the 8.50% Senior Secured Notes.

Senior Secured Term Loan

On June 30, 2023, Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels (Unrestricted), LLC, a Delaware limited liability company and a wholly-owned subsidiary of the company (TDW International), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (DNB Bank), as facility agent and DNB Markets, Inc. (DNB Markets), as bookrunner and mandated lead arranger (Credit Agreement), which was fully drawn on  July 5, 2023, in a single advance of $325.0 million.

The Senior Secured Term Loan is composed of a Tranche A loan and a Tranche B loan, each maturing on July 5, 2026. The first payment of $50.0 million under the Tranche A loan was paid in July 2024, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term, with quarterly payments of $12.5 million to July 2025 and $25.0 million from October 2025 with the final payment of $50.0 million due at maturity. The Tranche A loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may be prepaid together pro rata at any time without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

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

10.375% Senior Unsecured Notes due July 2028

On July 3, 2023, Tidewater completed an offering of $250.0 million aggregate principal amount of senior unsecured bonds in the Nordic bond market (Senior Unsecured Notes). The bonds were privately placed outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended.

The Senior Unsecured Notes were issued pursuant to the Bond Terms, dated as of June 30, 2023 (Bond Terms), between the Nordic Trustee AS, as Bond Trustee and us. The Senior Unsecured Notes are listed on the Nordic ABM and are not guaranteed by any of our subsidiaries.

The Senior Unsecured Notes mature on July 3, 2028 and accrue interest at a rate of 10.375% per annum payable semi-annually in arrears on January 3 and July 3 of each year in cash, beginning January 3, 2024. Prepayment of the Senior Unsecured Notes prior to July 3, 2025 requires the payment of make-whole amounts, and prepayments after that date are subject to prepayment premiums starting at 6.0% that decline over time.

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

8.5% Senior Secured Notes due November 2026

The 8.5% Senior Secured Notes due November 2026 (2026 Notes) totaling $175.0 million in aggregate principal amount, were issued pursuant to the Note Terms, dated as of November 15, 2021 (Note Terms), among us and Nordic Trustee AS, as Trustee and Security Agent. Repayment of the 2026 Notes is guaranteed by our wholly owned U.S. subsidiaries named as guarantors therein (Guarantors).

The 2026 Notes are secured by: (i) a mortgage over each vessel owned by a Guarantor, the equipment that is a part of such vessel, and related rights to insurance on all of the foregoing; (ii) our intercompany claims of a Guarantor against a Restricted Group Company (defined as Tidewater, Tidewater Marine International, Inc. (TMII) and the Guarantors); (iii) bank accounts that contain vessel collateral proceeds or the periodic deposits to the debt service reserve account; (iv) collateral assignments of the rights of each Guarantor under certain long term charter contracts now existing or hereafter arising; and (v) all of the equity interests of the Guarantors and 66% of the equity interests of TMII.

The 2026 Notes mature on November 16, 2026 and accrue interest at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year. Prepayment of the 2026 Notes after May 16, 2025 are subject to a 2.55% prepayment premium that steps down by 0.85% at each six-month interval thereafter.

The 2026 Notes contain two financial covenants: (i) a minimum liquidity test (of Guarantor liquidity) equal to the greater of $20.0 million or 10% of net interest-bearing debt; and (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries. The Note Terms also contain certain equity cure rights with respect to such financial covenants. We are currently in compliance with these covenants. Our ability to make certain distributions to our stockholders are subject to certain limits based on a percentage of net income and other tests, including in some circumstances a minimum liquidity test and a maximum net leverage ratio. The 2026 Notes are also subject to: (i) customary vessel management and insurance covenants in the vessel mortgages; and (ii) negative covenants as set forth in the Note Terms and in the Guarantee Agreement between us, Nordic Trustee AS as Security Agent and the Guarantors. The Note Terms also contains certain customary events of default.

Vessel Facility Agreements

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we enter into Facility Agreements to finance a portion of the construction and delivery costs. Nine vessels have been delivered through  March 31, 2025, and we entered into Facility Agreements for approximately EUR23.3 million ($24.9 million). Each of the nine Facility Agreements bear interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing six months following delivery of the respective vessels. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

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

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in USD, leading to heightened currency risk and bureaucratic barriers to the repatriation of cash. We are working to mitigate this additional foreign currency risk with a focus on reducing working capital levels denominated in currencies other than the U.S. dollar.  Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related losses in our statements of operations.

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

Other Financial Instruments

Our primary financial instruments consist of cash and cash equivalents, restricted cash, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio. In the second quarter of 2022, we agreed with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). We sold $0.6 million of the PEMEX Notes during the first quarter of 2025 and $8.0 million of the PEMEX Notes during 2024 for their approximate book value. The PEMEX Notes are classified as “available for sale.” As of  March 31, 2025, the PEMEX Notes were valued at $0.1 million in our consolidated balance sheet, which is both its amortized cost and approximate fair value (Level 2).

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of March 31, 2025, our property and equipment consisted primarily of 214 owned vessels located around the world. As of  December 31, 2024, our property and equipment consisted primarily of 211 owned vessels. We have one crew boat under construction for which we have made down payments totaling approximately EUR0.4 million ($0.4 million) in prior years and will incur debt with the shipyard totaling approximately EUR1.6 million ($1.7 million) upon delivery. These crew boats are employed under term contracts in our African market. During the three months ending  March 31, 2025, we sold two vessels for approximately $3.8 million in proceeds and recognized a net gain of $2.5 million on the dispositions. During the three months ending  March 31, 2024, we sold three vessels for approximately $12.5 million in proceeds and recognized a net $11.0 million gain on the dispositions.

A summary of properties and equipment is as follows:

(In Thousands)
	March 31, 2025	December 31, 2024
Properties and equipment:
Vessels and related equipment	$1,736,006	$1,727,197
Other properties and equipment	34,673	28,969
	1,770,679	1,756,166
Less accumulated depreciation and amortization	606,921	571,884
Properties and equipment, net	$1,163,758	$1,184,282

A summary of accrued expenses is as follows:

(In Thousands)
	March 31, 2025	December 31, 2024
Payroll and related payables	$45,040	$43,256
Accrued vessel expenses	50,004	42,762
Accrued interest expense	14,048	16,727
Other accrued expenses	23,908	27,149
	$133,000	$129,894

A summary of other current liabilities is as follows:

(In Thousands)
	March 31, 2025	December 31, 2024
Taxes payable	$55,375	$48,122
Other	18,924	16,826
	$74,299	$64,948

A summary of other liabilities is as follows:

(In Thousands)
	March 31, 2025	December 31, 2024
Pension liabilities	$16,959	$17,525
Liability for uncertain tax positions	23,742	24,582
Other	21,562	18,289
	$62,263	$60,396

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is led by senior management reporting to our Chief Executive Officer, the chief operating decision maker (CODM). Our operating segments comprise the structure used by our CODM to make key operating decisions and assess performance. Discrete financial information is available for each of the segments, and our CODM uses the results of each of the operating segments for resource allocation and performance evaluation. Our CODM evaluates the segments’ operating performance based on segment operating income. Segment operating income is defined as segment revenues less segment costs and expenses. The CODM primarily considers segment operating income for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The following tables provide a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total for the three months ended March 31, 2025 and 2024. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Americas:
Vessel revenues	$54,852	$63,941

Vessel operating costs:
Crew costs	17,440	24,062
Repair and maintenance	4,266	4,534
Insurance	571	494
Fuel, lube and supplies	2,617	4,522
Other	10,129	5,928
Total vessel operating costs	35,023	39,540
General and administrative expense	3,542	3,332
Depreciation and amortization	11,392	10,943
Vessel operating profit	4,895	10,126

Additions to properties and equipment	$1,933	$3,495

Total assets	$354,153	$388,140

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Asia Pacific:
Vessel revenues	$48,228	$47,781

Vessel operating costs:
Crew costs	20,331	19,306
Repair and maintenance	2,270	2,769
Insurance	324	273
Fuel, lube and supplies	1,767	1,937
Other	2,118	2,491
Total vessel operating costs	26,810	26,776
General and administrative expense	2,420	2,126
Depreciation and amortization	5,318	4,032
Vessel operating profit	13,680	14,847

Additions to properties and equipment	$592	$194

Total assets	$162,329	$193,734

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Middle East:
Vessel revenues	$43,302	$37,932

Vessel operating costs:
Crew costs	13,280	13,270
Repair and maintenance	4,100	4,508
Insurance	529	420
Fuel, lube and supplies	2,039	2,304
Other	4,588	6,006
Total vessel operating costs	24,536	26,508
General and administrative expense	2,937	2,622
Depreciation and amortization	7,266	7,273
Vessel operating profit	8,563	1,529

Additions to properties and equipment	$854	$834

Total assets	$188,242	$183,945

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Europe Mediterranean:
Vessel revenues	$78,205	$80,381

Vessel operating costs:
Crew costs	27,111	26,282
Repair and maintenance	6,711	5,493
Insurance	848	756
Fuel, lube and supplies	3,147	4,094
Other	4,738	4,359
Total vessel operating costs	42,555	40,984
General and administrative expense	3,663	3,202
Depreciation and amortization	24,609	21,438
Vessel operating profit	7,378	14,757

Additions to properties and equipment	$1,314	$5,493

Total assets	$635,046	$669,886

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
West Africa:
Vessel revenues	$106,112	$88,651

Vessel operating costs:
Crew costs	18,951	19,432
Repair and maintenance	4,607	4,044
Insurance	762	637
Fuel, lube and supplies	4,808	4,461
Other	6,927	5,174
Total vessel operating costs	36,055	33,748
General and administrative expense	2,546	2,055
Depreciation and amortization	15,898	11,838
Vessel operating profit	51,613	41,010

Additions to properties and equipment	$12,832	$211

Total assets	$528,421	$438,677

(In Thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
World Wide:
Revenues:
Vessel revenues	$330,699	$318,686
Other operating revenues	2,745	2,478
Total revenue	333,444	321,164

Vessel operating costs:
Crew costs	97,113	102,352
Repair and maintenance	21,954	21,348
Insurance	3,034	2,580
Fuel, lube and supplies	14,378	17,318
Other	28,500	23,958
Total vessel operating costs	164,979	167,556
Costs of other operating revenues	1,430	1,150
General and administrative expense	15,108	13,337
Depreciation and amortization	64,483	55,524
Operating profit	87,444	83,597
Corporate expenses	(14,935)	(12,738)
Gain on asset dispositions, net	2,538	11,039
Operating income	75,047	81,898

Segment additions to properties and equipment	$17,525	$10,227
Corporate additions to properties and equipment	1,839	715
Total additions to properties and equipment	$19,364	$10,942

Segment assets	$1,868,191	$1,874,382
Corporate assets	197,975	203,434
Total assets	$2,066,166	$2,077,816

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; fluctuations in macroeconomic and market conditions (including risks related to recession, inflation, supply chain constraints or disruptions, interest rates, and exchange rates); global trade trends, including evolving impacts from implementation of new tariffs and potential retaliatory measures; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; uncertainty around the use and impacts of artificial intelligence (AI) applications; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q (Form 10-Q) and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that will continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K (Annual Report) and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

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

At March 31, 2025, we owned 214 vessels with an average age of 12.6 years available to serve the global offshore energy industry.

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

Factors driving our outlook include our expectations for worldwide demand for hydrocarbons, the ability of the Organization of the Petroleum Exporting Countries Plus (OPEC+) to maintain adequate and stable oil prices, and our expectations surrounding global supply of vessels to support the offshore energy industry. Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets and, in particular, the willingness of energy companies to spend on offshore operational activities and capital projects. This activity includes demand for floating drilling rigs, which also directly impacts our industry.

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities often require higher oil or gas prices to justify the higher expenditure levels of offshore activities compared to conventional onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine, which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict that has resulted in increased disruption of shipping in the Middle East; (iv) OPEC+ production quotas, market share expectations and pricing considerations; (v) resource growth in non-OPEC+ nations; (vi) capital allocation and discipline within the major oil and gas companies thereby limiting funds previously available for resource development; (vii) economies of major consuming nations; (viii) increased activism related to the perceived responsibility of the oil and gas sector for climate change; and (ix) more recently, U.S. trade policies that include substantial tariffs, causing increased market uncertainty and volatility. These factors, as well as numerous other regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. In the medium term, we continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased resource exploitation activities. We have experienced a sustained period of growth in offshore exploration and production in the past two years, which has been accompanied by much higher levels of activity and higher day rates for our vessels.

Recent developments have introduced significant uncertainty to both the global economy and our business. After the end of the first quarter of 2025, two events emerged that could impact our future operations. First, in early April, OPEC+ announced plans to increase production starting in May, which caused oil prices to drop to the low $60s per barrel, compared to the first quarter 2025 range of $66 to $80 per barrel. Simultaneously, the U.S. imposed worldwide tariffs, further reducing oil prices and significantly lowering values across virtually every stock market globally. Within a week, these tariffs were rescinded for at least 90 days, except for those on Chinese imports, leading to a partial recovery in both the market and oil prices. These actions have injected considerable uncertainty into our business and the global economy. While offshore drilling projects are typically long-cycle and do not immediately react to moderate declines in oil and gas prices, sustained Brent oil prices in the low $60s per barrel may delay drilling projects that were initially expected to commence in late 2025 and early 2026.

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

The results of operations tables included below for the total company and the individual segments disclose financial results supplemented with average total vessels, vessel utilization and average day rates.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked. Vessel operating costs per active days is calculated based on total available days less stacked days. Total vessels in service also include four vessels not owned by us, that are under bareboat charter agreements. These vessels are included in all of our vessel statistics but are not included in the owned vessel count.

Consolidated Results – Three Months Ended March 31, 2025 compared to December 31, 2024

(In Thousands except for statistics)	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change

Total revenue	$333,444	$345,085	$(11,641)	(3)%
Costs and expenses:
Vessel operating costs:
Crew costs	97,113	99,985	2,872	3%
Repair and maintenance	21,954	26,731	4,777	18%
Insurance	3,034	2,857	(177)	(6)%
Fuel, lube and supplies	14,378	15,278	900	6%
Other	28,500	25,533	(2,967)	(12)%
Total vessel operating costs	164,979	170,384	5,405	3%
Costs of other operating revenues	1,430	688	(742)	(108)%
General and administrative	29,094	30,688	1,594	5%
Depreciation and amortization	65,432	64,620	(812)	(1)%
Gain on asset dispositions, net	(2,538)	(2,672)	(134)	(5)%
Total costs and expenses	258,397	263,708	5,311	2%
Operating income	75,047	81,377	(6,330)	(8)%
Other income (expense):
Foreign exchange gain (loss)	7,569	(14,337)	21,906	153%
Interest income and other, net	2,157	2,697	(540)	(20)%
Interest and other debt costs, net	(16,344)	(16,742)	398	2%
Total other expense	(6,618)	(28,382)	21,764	77%
Income before income taxes	68,429	52,995	15,434	29%
Income tax expense	26,109	16,376	(9,733)	(59)%
Net income	42,320	36,619	5,701	16%
Net loss attributable to noncontrolling interests	(333)	(286)	(47)	(16)%
Net income attributable to Tidewater Inc.	$42,653	$36,905	$5,748	16%

Select operating statistics:
Utilization	76.0%	77.6%	(1.6)%
Active utilization	78.4%	77.7%	0.7%
Average vessel day rates	$22,303	$22,236	$67	0.3%
Vessel operating cost per active day	$8,712	$8,597	$(115)	(1.3)%
Average total vessels	217	216	1
Average stacked vessels	(7)	—	(7)
Average active vessels	210	216	(6)

Revenue:

●	Decrease primarily due to fewer active vessels in the first quarter of 2025 compared to the fourth quarter of 2024.
●

We took delivery of five new crew boats during the first quarter of 2025 and stacked some older crew boats. We also sold two older vessels. These actions contributed to the increase in active utilization.

Vessel operating costs:

●

Decrease primarily due to lower crew costs and lower repairs and maintenance. These cost reductions were partially offset by higher other operating costs primarily related to an accrual for a personnel legal claim.

General and administrative:

●	Decrease primarily due to lower professional fees in the first quarter of 2025 compared to the fourth quarter of 2024.

Depreciation and amortization:

●	Increase primarily due to higher amortization of drydock costs.

Gain on asset dispositions, net:

●	During the first quarter of 2025, we sold two vessels for approximately $3.8 million in proceeds and recognized a net gain of $2.5 million on the dispositions. During the fourth quarter of 2024, we sold two vessels for approximately $4.4 million in proceeds and recognized a net gain of $2.7 million on the dispositions.

Interest expense:

●	Decrease due to lower debt levels as we made principal payments of $12.5 million in the first quarter of 2025 which follows a $14.0 million payment in the fourth quarter of 2024. These principal payments were partially offset by $9.7 million in new debt related to the five crew boats delivered in the first quarter of 2025.

Interest income and other, net:

●	Increase primarily due to a Brazil legal case recovery which included an interest component.

Foreign exchange gains (losses):

●

Our foreign exchange gains in the first quarter of 2025 and losses in the fourth quarter of 2024, were primarily the result of the settlement and revaluation of various foreign currency balances due to a strengthening/weakening of the U.S. Dollar against the Central African CFA Franc, West African CFA Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the first quarter of 2025 includes the impact from Pillar Two and taxes on our operations in foreign countries. Tax expense for the fourth quarter of 2024 is mainly attributable to taxes on our operations in foreign countries.

Segment results for three months ended March 31, 2025 compared to December 31, 2024

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change

Total revenue	$54,852	$60,240	$(5,388)	(9)%
Costs and expenses:
Vessel operating costs:
Crew costs	17,440	18,519	1,079	6%
Repair and maintenance	4,266	5,271	1,005	19%
Insurance	571	506	(65)	(13)%
Fuel, lube and supplies	2,617	2,954	337	11%
Other	10,129	6,795	(3,334)	(49)%
Total vessel operating costs	35,023	34,045	(978)	(3)%
General and administrative	3,542	3,605	63	2%
Depreciation and amortization	11,392	11,384	(8)	(0)%
Vessel operating profit	$4,895	$11,206	$(6,311)	(56)%

Select operating statistics:
Utilization	64.4%	74.7%	(10.3)%
Active utilization	66.3%	75.1%	(8.8)%
Average vessel day rates	$28,733	$26,563	$2,170	8.2%
Vessel operating cost per active day	$12,155	$11,261	$(894)	(7.9)%
Average total vessels	33	33	—
Average stacked vessels	(1)	—	(1)
Average active vessels	32	33	(1)

Revenue:

●	Decrease primarily driven by lower active utilization partially offset by higher average day rates.
●

Utilization decreased due to an increase in idle time and repair days partially offset by lower drydock days. One vessel was stacked towards the end of the fourth quarter of 2024 and was eventually sold at the end of the first quarter of 2025.

Vessel operating costs:

●	Increase primarily due to an accrual related to a personnel legal claim partially offset by lower crew costs and lower repair costs as we had some high-value repairs in the fourth quarter of 2024.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	No significant variances.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change

Total revenue	$48,228	$51,043	$(2,815)	(6)%
Costs and expenses:
Vessel operating costs:
Crew costs	20,331	21,954	1,623	7%
Repair and maintenance	2,270	4,304	2,034	47%
Insurance	324	319	(5)	(2)%
Fuel, lube and supplies	1,767	2,002	235	12%
Other	2,118	2,456	338	14%
Total vessel operating costs	26,810	31,035	4,225	14%
General and administrative	2,420	1,969	(451)	(23)%
Depreciation and amortization	5,318	5,240	(78)	(1)%
Vessel operating profit	$13,680	$12,799	$881	7%

Select operating statistics:
Utilization	73.1%	76.2%	(3.1)%
Active utilization	73.1%	76.2%	(3.1)%
Average vessel day rates	$36,564	$36,203	$361	1.0%
Vessel operating cost per active day	$14,895	$16,867	$1,972	11.7%
Average total vessels	20	20	—
Average stacked vessels	—	—	—
Average active vessels	20	20	—

Revenue:

●	Decrease primarily driven by lower utilization partially offset by slightly higher average day rates.
●	Utilization decreased due to higher drydock days partially offset by decreased idle time.

Vessel operating costs:

●	Decrease primarily due to lower crew costs and lower repair costs as we had some high-value repairs in the fourth quarter of 2024.

General and administrative expense:

●	Increase due primarily to higher professional fees.

Depreciation and amortization expense:

●	No significant variances.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change

Total revenue	$43,302	$40,772	$2,530	6%
Costs and expenses:
Vessel operating costs:
Crew costs	13,280	13,509	229	2%
Repair and maintenance	4,100	4,162	62	1%
Insurance	529	488	(41)	(8)%
Fuel, lube and supplies	2,039	2,599	560	22%
Other	4,588	4,932	344	7%
Total vessel operating costs	24,536	25,690	1,154	4%
General and administrative	2,937	2,923	(14)	(0)%
Depreciation and amortization	7,266	7,176	(90)	(1)%
Vessel operating profit	$8,563	$4,983	$3,580	72%

Select operating statistics:
Utilization	87.6%	84.5%	3.1%
Active utilization	87.6%	84.5%	3.1%
Average vessel day rates	$12,777	$12,197	$580	4.8%
Vessel operating cost per active day	$6,340	$6,494	$154	2.4%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Increase primarily driven by higher utilization and higher day rates.
●	Utilization increased primarily due to lower drydock and repair days in the first quarter of 2025.

Vessel operating costs:

●	Decrease primarily due to lower replenishment of safety equipment consumables and lower fuel costs in the first quarter of 2025.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	No significant variances.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change

Total revenue	$78,205	$84,109	$(5,904)	(7)%
Costs and expenses:
Vessel operating costs:
Crew costs	27,111	26,993	(118)	(0)%
Repair and maintenance	6,711	8,458	1,747	21%
Insurance	848	827	(21)	(3)%
Fuel, lube and supplies	3,147	3,171	24	1%
Other	4,738	5,180	442	9%
Total vessel operating costs	42,555	44,629	2,074	5%
General and administrative	3,663	3,320	(343)	(10)%
Depreciation and amortization	24,609	24,536	(73)	(0)%
Vessel operating profit	$7,378	$11,624	$(4,246)	(37)%

Select operating statistics:
Utilization	84.9%	85.3%	(0.4)%
Active utilization	84.9%	85.3%	(0.4)%
Average vessel day rates	$20,405	$21,249	$(844)	(4.0)%
Vessel operating cost per active day	$9,457	$9,702	$245	2.5%
Average total vessels	50	50	—
Average stacked vessels	—	—	—
Average active vessels	50	50	—

Revenue:

●	Decrease primarily driven by lower day rates and lower utilization.
●	Average day rates decreases are largely due to seasonality.
●	Active utilization decreased due to higher drydock days, as we schedule our drydock activities in the first quarter to take advantage of seasonality.

Vessel operating costs:

●	Decrease primarily due to lower repair costs as we had some high-value repairs in the fourth quarter of 2024.

General and administrative expense:

●	Increase primarily due to higher office related costs in U.K. and higher professional fees in Norway.

Depreciation and amortization expense:

●	No significant variances.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change

Total revenue	$106,112	$107,299	$(1,187)	(1)%
Costs and expenses:
Vessel operating costs:
Crew costs	18,951	19,010	59	0%
Repair and maintenance	4,607	4,536	(71)	(2)%
Insurance	762	717	(45)	(6)%
Fuel, lube and supplies	4,808	4,552	(256)	(6)%
Other	6,927	6,170	(757)	(12)%
Total vessel operating costs	36,055	34,985	(1,070)	(3)%
General and administrative	2,546	2,697	151	6%
Depreciation and amortization	15,898	15,460	(438)	(3)%
Vessel operating profit	$51,613	$54,157	$(2,544)	(5)%

Select operating statistics:
Utilization	68.8%	69.8%	(1.0)%
Active utilization	75.0%	69.8%	5.2%
Average vessel day rates	$24,244	$24,038	$206	0.9%
Vessel operating cost per active day	$6,103	$5,467	$(636)	(11.6)%
Average total vessels	71	70	1
Average stacked vessels	(6)	—	(6)
Average active vessels	65	70	(5)

Revenue:

●	Decrease primarily driven by lower number of active vessels, partially offset by the increase in average day rates.
●	We took delivery of five new crew boats during the first quarter of 2025, three of which arrived late in the quarter, and stacked some older crew boats. These actions contributed to the increase in active utilization.

Vessel operating costs:

●	Increase primarily due to higher fuel costs associated with increased idle time and increased costs associated with a relief vessel.

General and administrative expense:

●	Decrease due to lower professional fees related to a customs audit in the fourth quarter of 2024.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs and higher depreciation related to new vessels.

Vessel Dispositions and Stacked Vessels

We may sell and/or recycle vessels when market conditions warrant and opportunities arise. We generally target older vessels or vessels that do not meet our strategic goals for sale but may also sell vessels when approached by third parties with positive value propositions. Vessel sales during the first three months of 2025 consisted of two vessels from our active fleet.

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. We include any vessel designated as assets held for sale in stacked vessels as they continue to incur stacking related costs. We had six stacked vessels and one stacked vessel at March 31, 2025 and December 31, 2024, respectively. The increase in stacked vessels is primarily attributable to recently-idled older crew boats.

Liquidity, Capital Resources and Other Matters

As of March 31, 2025, we had $349.9 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany liabilities of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. In addition to our cash on hand, we also have a $25.0 million revolving credit facility (RCF) that matures in 2026. No amounts have been drawn on this facility. As of March 31, 2025, we had $636.0 million of debt on our consolidated balance sheet, $80.0 million of which is due in the next twelve months. Working capital, which includes cash on hand, was $360.7 million at March 31, 2025. During the three months ended March 31, 2025, we generated $42.3 million in net income and $86.0 million in cash flow from operating activities, which includes our interest payments and drydock costs.

Our primary customer in Mexico has an aggregate outstanding receivable balance of $35.1 million, of which $25.5 million is over 90 days past due, and which represents approximately 11.2% of our total trade and other receivables balance at March 31, 2025. The amounts are not in dispute but we have not had a payment from this customer since May 2024. We have not historically had, and we do not expect to have any material write-offs due to the collectability of these receivables. However, additional or continued delays in customer payments in the future could differ from historical practice and our current expectations; and delays or failures to pay or defaults, if any, could negatively impact our future results. We will continue to monitor these receivables.

The Senior Secured Term Loan due in installments through July 2026, the 10.375% Senior Unsecured Notes due July 2028, the 8.5% Senior Secured Notes due November 2026 and the revolving credit facility contain a combination of the following three financial covenants: (i) a minimum liquidity test equal to the greater of $20.0 million or 10% of net interest-bearing debt; (ii) a minimum equity ratio of 30%, in each case for us and our consolidated subsidiaries; and (iii) an interest coverage ratio of not less than 2:1. We are currently in compliance and anticipate maintaining ongoing compliance with these financial covenants.

We believe cash and cash equivalents, and future net cash provided by operating activities, will provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements.

We signed agreements for the construction of ten new vessels. Upon delivery of each vessel, we enter into Facility Agreements to finance a portion of the construction and delivery costs. Nine vessels have been delivered through March 31, 2025, and we entered into Facility Agreements for approximately EUR23.3 million ($24.9 million). Each of the nine Facility Agreements bears interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and contain no financial covenants. We expect the final vessel to be delivered during 2025.

Please refer to Note (8) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

On February 27, 2025 our Board of Directors (Board) approved a new $90.3 million share repurchase program. During the three months ended March 31, 2025, we repurchased and retired 910,481 shares for approximately $39.3 million, excluding commissions and a 1% excise tax. During the month of April, we repurchased an additional 1,379,723 shares for approximately $50.8 million excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. Please refer to Item 5 of our Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock. Also refer to Part II. Item 2. “Issuer Repurchases of Equity Securities” set forth herein and Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements for current year repurchases.

Dividends

No dividends were declared for the three months ended March 31, 2025 and 2024. Please refer to Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $86.0 million and $54.8 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2025 reflects net income of $42.3 million, which includes non-cash depreciation and amortization of $65.4 million and net gains on asset dispositions of $2.5 million. Combined changes in operating assets and liabilities provided $17.1 million in cash, and cash paid for deferred drydock and survey costs was $43.3 million.

Net cash provided by operating activities for the three months ended March 31, 2024 reflects net income of $46.7 million, which includes non-cash depreciation and amortization of $56.3 million and net gains on asset dispositions of $11.0 million. Combined changes in operating assets and liabilities used $0.6 million in cash, and cash paid for deferred drydock and survey costs was $40.0 million.

Investing Activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2025 and 2024 was $(5.9) million and $1.5 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2025 reflects receipt of $4.4 million primarily related to the sale of two vessels. Additions to properties and equipment were comprised of approximately $8.4 million in capitalized upgrades to existing vessels and equipment and $1.9 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was $59.2 million and $44.6 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2025 included payments of long-term debt of $12.5 million, the purchase of 910,481 shares of our common stock for $39.3 million and $7.5 million in shares acquired to pay taxes on share-based awards.

Net cash used in financing activities for the three months ended March 31, 2024 included payments of long-term debt of $12.5 million, the purchase of 38,831 shares of our common stock for $3.5 million, $0.1 million of debt issuance costs and $28.5 million in taxes paid on share-based awards.

Application of Critical Accounting Policies and Estimates

Our Annual Report filed with the SEC on February 27, 2025, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2024 Annual Report regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, see “Note (2) - Recently Issued or Adopted Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2024 Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See discussion of legal proceedings in (i) “Note (9) - Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report; (ii) Item 3 of Part I of our 2024 Annual Report; and (iii) “Note (12) – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of our 2024 Annual Report.

ITEM 1A.       RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On November 5, 2023, our Board of Directors (Board) approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. On February 29, 2024, our Board approved a new $48.6 million share repurchase program, subsequently approving the increase of such program by $18.1 million on May 2, 2024, $13.9 million on August 6, 2024, $10.1 million on November 7, 2024 and $90.3 million on February 27, 2025. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Common stock repurchase activity for the three months ended March 31, 2025 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
January 1, 2025 - January 31, 2025	—	—	—	$90,328
February 1, 2025 - February 28, 2025	—	—	—	90,328
March 1, 2025 - March 31, 2025	910,481	$43.11	910,481	51,077
Total	910,481	$43.11	910,481

All share repurchases were made using cash resources and under terms intended to qualify for exemption under Rule 10b-18. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes any shares withheld to settle employee tax withholdings related to the vesting/exercise of stock awards.

ITEM 5.       OTHER INFORMATION

On March 17, 2025, Daniel A. Hudson, Executive Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), to sell up to 40,000 shares, which shall expire on the earlier of when all shares under the plan are sold and March 14, 2026.

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

TIDEWATER INC.
(Registrant)

Date: May 5, 2025	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)