Form 10-Q
period 2025-06-30
TIDEWATER INC
filed 2025-08-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

49,492,348 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 31, 2025.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$369,405	$324,918
Restricted cash	21	2,032
Trade and other receivables, net of allowance for credit losses of $3,031 and $3,184 at June 30, 2025 and December 31, 2024, respectively	316,491	323,805
Marine operating supplies	24,467	34,319
Prepaid expenses and other current assets	14,123	13,588
Total current assets	724,507	698,662
Net properties and equipment	1,132,114	1,184,282
Deferred drydocking and survey costs	165,659	152,550
Indemnification assets	11,158	11,946
Other assets	40,934	27,464
Total assets	$2,074,372	$2,074,904

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,715	$71,385
Accrued expenses	131,305	129,894
Current portion of long-term debt	93,366	65,386
Other current liabilities	69,688	64,948
Total current liabilities	343,074	331,613
Long-term debt	531,874	571,710
Other liabilities	63,197	60,396

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 49,481,018 and 51,461,472 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	50	52
Additional paid-in capital	1,656,626	1,656,830
Accumulated deficit	(524,235)	(548,831)
Accumulated other comprehensive income	7,273	6,060
Total stockholders’ equity	1,139,714	1,114,111
Noncontrolling interests	(3,487)	(2,926)
Total equity	1,136,227	1,111,185
Total liabilities and equity	$2,074,372	$2,074,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Vessel revenues	$336,858	$337,003	$667,557	$655,689
Other operating revenues	4,573	2,227	7,318	4,705
Total revenue	341,431	339,230	674,875	660,394
Costs and expenses:
Vessel operating costs	167,354	176,513	332,333	344,069
Costs of other operating revenues	3,108	816	4,538	1,966
General and administrative	31,213	26,329	60,307	51,658
Depreciation and amortization	64,314	59,445	129,746	115,715
Gain on asset dispositions, net	(5,480)	(2,000)	(8,018)	(13,039)
Total costs and expenses	260,509	261,103	518,906	500,369
Operating income	80,922	78,127	155,969	160,025
Other income (expense):
Foreign exchange gain (loss)	11,703	(2,376)	19,272	(6,461)
Equity in net earnings of unconsolidated companies	—	5	—	—
Interest income and other, net	2,103	1,175	4,260	2,658
Interest and other debt costs, net	(16,442)	(19,127)	(32,786)	(38,603)
Total other expense	(2,636)	(20,323)	(9,254)	(42,406)
Income before income taxes	78,286	57,804	146,715	117,619
Income tax expense	5,584	7,887	31,693	20,957
Net income	72,702	49,917	115,022	96,662
Net loss attributable to noncontrolling interests	(228)	(437)	(561)	(718)
Net income attributable to Tidewater Inc.	$72,930	$50,354	$115,583	$97,380
Basic income per common share	$1.47	$0.96	$2.29	$1.85
Diluted income per common share	$1.46	$0.94	$2.27	$1.83
Weighted average common shares outstanding	49,674	52,684	50,583	52,502
Dilutive effect of warrants, restricted stock units and stock options	337	663	350	640
Adjusted weighted average common shares	50,011	53,347	50,933	53,142

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$72,702	$49,917	$115,022	$96,662
Other comprehensive income (loss):
Unrealized gain on note receivable	—	73	—	153
Change in liability of pension plans	666	(220)	1,213	(357)
Total comprehensive income	$73,368	$49,770	$116,235	$96,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$115,022	$96,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,923	78,191
Amortization of deferred drydocking and survey costs	53,823	37,524
Amortization of debt premium and discounts	2,956	3,593
Amortization of below market contracts	(698)	(2,856)
Deferred income taxes provision (benefit)	(15,420)	32
Gain on asset dispositions, net	(8,018)	(13,039)
Stock-based compensation expense	7,548	6,226
Changes in assets and liabilities:
Trade and other receivables	7,314	(12,146)
Accounts payable	(22,670)	15,809
Accrued expenses	(223)	10,648
Deferred drydocking and survey costs	(67,077)	(80,101)
Other, net	22,926	(7,133)
Net cash provided by operating activities	171,406	133,410
Cash flows from investing activities:
Proceeds from asset dispositions	11,084	14,817
Proceeds from sale of notes	660	702
Additions to properties and equipment	(15,492)	(17,334)
Net cash used in investing activities	(3,748)	(1,815)
Cash flows from financing activities:
Proceeds from issuance of shares	—	2
Principal payments on long-term debt	(26,541)	(26,507)
Purchase of common stock	(90,089)	(32,898)
Debt issuance costs	—	(193)
Share based awards reacquired to pay taxes	(7,752)	(28,463)
Net cash used in financing activities	(124,382)	(88,059)
Net change in cash, cash equivalents and restricted cash	43,276	43,536
Cash, cash equivalents and restricted cash at beginning of period	329,031	277,965
Cash, cash equivalents and restricted cash at end of period	$372,307	$321,501

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,499	$30,546
Income taxes	$32,653	$33,084
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$10,727	$—
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$11,479	$—

Cash, cash equivalents and restricted cash at June 30, 2025 includes $2.9 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2025	$51	$1,652,856	$(545,890)	$6,607	$(3,259)	$1,110,365
Total comprehensive income (loss)	—	—	72,930	666	(228)	73,368
Repurchase and retirement of common stock	(1)	—	(51,275)	—	—	(51,276)
Amortization of share-based awards	—	3,770	—	—	—	3,770
Balance at June 30, 2025	$50	$1,656,626	$(524,235)	$7,273	$(3,487)	$1,136,227

Balance at March 31, 2024	$53	$1,646,061	$(594,347)	$5,209	$(1,823)	$1,055,153
Total comprehensive income (loss)	—	—	50,354	(147)	(437)	49,770
Issuance of common stock	—	2	—	—	—	2
Repurchase and retirement of common stock	(1)	—	(29,397)	—	—	(29,398)
Amortization of share-based awards	—	3,460	—	—	—	3,460
Balance at June 30, 2024	$52	$1,649,523	$(573,390)	$5,062	$(2,260)	$1,078,987

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2024	$52	$1,656,830	$(548,831)	$6,060	$(2,926)	$1,111,185
Total comprehensive income (loss)	—	—	115,583	1,213	(561)	116,235
Repurchase and retirement of common stock	(2)	—	(90,987)	—	—	(90,989)
Amortization of share-based awards	—	(204)	—	—	—	(204)
Balance at June 30, 2025	$50	$1,656,626	$(524,235)	$7,273	$(3,487)	$1,136,227

Balance at December 31, 2023	$52	$1,671,759	$(637,838)	$5,266	$(1,542)	$1,037,697
Total comprehensive income (loss)	—	—	97,380	(204)	(718)	96,458
Issuance of common stock	1	1	—	—	—	2
Repurchase and retirement of common stock	(1)	—	(32,932)	—	—	(32,933)
Amortization of share-based awards	—	(22,237)	—	—	—	(22,237)
Balance at June 30, 2024	$52	$1,649,523	$(573,390)	$5,062	$(2,260)	$1,078,987

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted this standard on December 31, 2024 and we have included the required disclosures in Note (13) - “Segment and Geographical Distribution of Operations” for the three and six months ending June 30, 2025 and 2024, respectively.

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

Activity in the allowance for credit losses for the six months ended June 30, 2025 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2025	$3,184
Current period credit for expected credit losses	(153)
Balance at June 30, 2025	$3,031

(4)	REVENUE RECOGNITION

See Note (13) - “Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2025, we had $0.4 million of deferred mobilization costs included within Prepaid expenses and other current assets and $1.0 million of deferred mobilization costs included in Other assets. At December 31, 2024, we had $1.1 million and $0.6 million of deferred mobilization costs included with Prepaid expenses and other current assets and Other assets.

At June 30, 2025, we had $6.1 million of deferred mobilization revenue included within Accrued expenses and $4.0 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2025 through 2027. At December 31, 2024, we have $9.4 million and $2.1 million of deferred mobilization revenue included within Accrued expenses and Other liabilities.

During the six months ended June 30, 2025, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $7.8 million. The amount of revenue recognized in prior year period was immaterial.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the six months ended June 30, 2025 and 2024, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants and restricted stock units.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	June 30, 2025	June 30, 2024
Balance at March 31, 2025 and 2024	$6,607	$5,209
Unrealized gain on note receivable	—	73
Pension benefits recognized in OCI	666	(220)
Balance at June 30, 2025 and 2024	$7,273	$5,062

(In Thousands)	Six Months Ended
	June 30, 2025	June 30, 2024
Balance at December 31, 2024 and 2023	$6,060	$5,266
Unrealized gain on note receivable	—	153
Pension benefits recognized in OCI	1,213	(357)
Balance at June 30, 2025 and 2024	$7,273	$5,062

Dilutive Equity Instruments

The following table presents the changes in the number of common shares, incremental “in-the-money” warrants and restricted stock units:

Total shares outstanding including warrants and restricted stock units	June 30, 2025	June 30, 2024
Common shares outstanding	49,481,018	52,487,862
New creditor warrants (strike price $0.001 per common share)	76,175	76,175
GulfMark creditor warrants (strike price $0.01 per common share)	72,984	81,179
Restricted stock units	661,893	689,806
Total	50,292,070	53,335,022

At June 30, 2024, we also had 782,993 “out-of-the-money” warrants outstanding and exercisable for 861,292 shares (based on a 1 warrant to a 1.1 share ratio) with an exercise price of $100.00, which expired November 14, 2024. No warrants or restricted stock units, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

On February 27, 2025, our Board of Directors (Board) approved a new $90.3 million share repurchase program. During the three months ended June 30, 2025, we repurchased and retired 1,379,723 shares for approximately $50.8 million excluding commissions and a 1% excise tax. During the six months ended June 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax.

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

For the six months ended June 30, 2025, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits and the impact of Pillar Two.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment issues related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2024, our balance sheet reflected approximately $533.5 million of net deferred tax assets prior to a valuation allowance of $533.0 million. As of June 30, 2025, we had net deferred tax assets of approximately $527.0 million prior to a valuation allowance of $511.0 million. The net deferred tax assets as of June 30, 2025 includes $51.1 million of deferred tax assets from the 2022 Swire Pacific Offshore acquisition offset by a valuation allowance of $51.1 million. Our ability to utilize U.S. net operating losses (NOLs) in the current period was primarily driven by activity in international jurisdictions that generated income subject to U.S. tax. Our ability to utilize U.S. NOLs in future periods is likely to be impacted by the extent to which we will generate such income in future periods which will be influenced by a variety of factors including the jurisdictions in which our vessels operate and the extent to which we are impacted by various global minimum tax initiatives that are adopted in those jurisdictions.

During the three months ended June 30, 2025, we generated a deferred tax benefit of $18.1 million, that is primarily related to a $27.0 million reduction of our valuation allowance due to changes in the balance of relevant positive and negative evidence when assessing the realization of our U.S. NOLs. When considering all available evidence, the three-year cumulative financial taxable income position and future taxable income evidence coupled with the domestic tax impacts of our current operating structure, we determined that sufficient positive evidence existed to conclude that this portion of the valuation allowance on the U.S. NOL deferred tax asset was no longer needed. We intend to maintain a valuation allowance on a substantial portion of our deferred tax assets until there is sufficient evidence to support a reversal. This tax benefit is included within Other assets on our Consolidated Condensed Balance Sheet as of June 30, 2025 and as a component of tax expense in our Consolidated Condensed Income Statements for the three months and six months ended June 30, 2025.

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

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. Actuarial valuations are performed annually. We contributed $0.5 million and zero to the pension plan during the six months ended June 30, 2025 and 2024, respectively, and expect to contribute an additional $0.5 million to the pension plan during the remainder of 2025.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants in 2010. We contributed $0.6 million and $0.8 million to the supplemental plan for the six months ended June 30, 2025 and 2024, respectively, and expect to contribute $0.6 million during the remainder of 2025. Our estimated obligations under the supplemental plan were $15.0 million and $16.3 million at June 30, 2025 and  December 31, 2024, respectively, and are included in “accrued expenses” and “other liabilities” in the consolidated condensed balance sheet.

Net Periodic Benefit Costs

The net periodic benefit cost for our defined benefit pension plans and supplemental plan (collectively Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pension Benefits:
Interest cost	$619	$630	$1,237	$1,260
Expected return on plan assets	(457)	(445)	(915)	(890)
Amortization of net actuarial gains	(55)	(31)	(110)	(61)
Net periodic pension cost	$107	$154	$212	$309

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	June 30, 2025	December 31, 2024
Senior bonds:
Senior Secured Term Loan (A)	$187,500	$212,500
10.375% Senior Unsecured Notes due July 2028 (B)	250,000	250,000
8.50% Senior Secured Notes due November 2026 (C)	175,000	175,000
Vessel Facility Agreements	23,097	10,387
	$635,597	$647,887
Debt discount and issuance costs	(10,357)	(10,791)
Less: Current portion of long-term debt	(93,366)	(65,386)
Total long-term debt	$531,874	$571,710

(A)

As of June 30, 2025 and  December 31, 2024, the fair value (Level 3) of the Senior Secured Term Loan was $192.5 million and $218.2 million, respectively. The Level 3 fair value is derived from discounted present value calculations.

(B)

As of June 30, 2025 and  December 31, 2024, the fair value (Level 1) of the 10.375% Senior Unsecured Notes due July 2028 was $265.2 million and $266.1 million, respectively. The fair value is obtained from public transaction activity on the Nordic ABM exchange (XOAM).

(C)	As of June 30, 2025 and December 31, 2024, the fair value (Level 1) of the 8.50% Senior Secured Notes due November 2026 was $179.6 million and $180.8 million, respectively. The fair value is obtained from public transaction activity on the XOAM.

On July 7, 2025, all amounts outstanding, including accrued interest, under the Senior Secured Term Loan, the 10.375% Senior Unsecured Notes due July 2028 and the 8.50% Senior Secured Notes due November 2026 were redeemed and paid in full in conjunction with the issuance of the 2030 Notes described below.

Senior Secured Term Loan

On June 30, 2023, Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels (Unrestricted), LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tidewater (TDW International), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (DNB Bank), as facility agent and DNB Markets, Inc. (DNB Markets), as bookrunner and mandated lead arranger (Credit Agreement), which was fully drawn on  July 5, 2023, in a single advance of $325.0 million.

The Senior Secured Term Loan is composed of a Tranche A loan and a Tranche B loan, each maturing on July 5, 2026. The first payment of $50.0 million under the Tranche A loan was paid in July 2024, with the remaining $50.0 million due at maturity. The Tranche B loan amortizes over the three-year term, with quarterly payments of $12.5 million to July 2025 and $25.0 million from October 2025 with the final payment of $50.0 million due at maturity. The Tranche A loan bears interest at the Secured Overnight Financing Rate (SOFR) plus 5% initially, increasing to 8% over the term of the Term Loan. The Tranche B loan bears interest at the SOFR plus 3.75%. The Tranche A loan and the Tranche B loan may be prepaid together pro rata at any time without premium or penalty. The security for the Senior Secured Term Loan includes mortgages over the Solstad Vessels and associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower are guaranteed by Tidewater, subject to a cap equal to 50% of the purchase price for the Solstad Acquisition.

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

On July 7, 2025, all amounts outstanding, including accrued interest, under the Senior Secured Term Loan were redeemed and paid in full in conjunction with the issuance of the 2030 Notes, as described below “Subsequent Events”.

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

On July 7, 2025, all amounts outstanding, including accrued interest, under the Senior Unsecured Notes were redeemed and paid in full in conjunction with the issuance of the 2030 Notes, as described below under “Subsequent Events”. In addition, the holders of the Senior Unsecured Notes received make whole premiums totaling $15.0 million.

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

On July 7, 2025, all amounts outstanding, including accrued interest, under the 2026 Notes were redeemed and paid in full in conjunction with the issuance of the 2030 Notes, as described below under “Subsequent Events”. In addition, the holders of the 2026 Notes received make whole premiums totaling $4.5 million.

Vessel Facility Agreements

We signed agreements for the construction of ten new vessels, all of which have been delivered as of June 30, 2025. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR24.9 million ($26.7 million). Each of the ten Facility Agreements bear interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing six months following delivery of the respective vessels. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Credit Facility Agreement

We entered into a Credit Facility Agreement providing for a Super Senior Secured Revolving Credit Facility maturing on November 16, 2026 that provides access to $25.0 million for general working capital purposes. The Credit Facility Agreement takes precedence over all other debt, if and when drawn, and as of June 30, 2025, no amounts had been drawn. All amounts owed under the Credit Facility Agreement are secured by the same collateral that secures the 2026 Notes, and such collateral is to be shared in accordance with the priorities established in the Intercreditor Agreement among the Facility Agent, the company, certain subsidiaries thereof, Nordic Trustee AS and certain other parties. On July 7, 2025, this Super Senior Secured Revolving Credit Facility was terminated and replaced with the New Revolving Credit Facility, as described below under “Subsequent Events”.

Subsequent Events

On July 7, 2025, we, certain of our subsidiaries (Guarantors), and Wilmington Trust, National Association, as trustee (Trustee), entered into an indenture (Indenture), pursuant to which we issued $650.0 million in aggregate principal amount of 9.125% Senior Notes due 2030 (2030 Notes).

The 2030 Notes mature on July 15, 2030. Interest on the 2030 Notes is payable semi-annually in arrears on each January 15 and July 15, commencing January 15, 2026, to holders of record on the January 1 and July 1 immediately preceding the related interest payment date, at a rate of 9.125% per annum.

At any time prior to July 15, 2027, we may redeem the 2030 Notes, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any. At any time on or after July 15, 2027, we may redeem the 2030 Notes, at the redemption price of 104.563%, which declines to 100% on or after July 15, 2029, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things and subject to certain exceptions, limit our ability, and the ability of our restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue certain preferred stock; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities, make investments or redeem subordinated indebtedness; (iv) restrict distributions, loans or other asset transfers; (v) consolidate with or merge with or into, or sell substantially all of our assets to, another person; (vi) sell or otherwise dispose of assets, including equity interests in subsidiaries; (vii) designate a subsidiary as an Unrestricted Subsidiary (as defined in the Indenture); and (viii) enter into transactions with affiliates.

On July 7, 2025, we and the Guarantors also entered into a credit agreement with DNB Bank ASA, New York Branch, as facility agent and security trustee, and a syndicate of lenders (New Credit Agreement) providing for a new $250.0 million senior secured revolving credit facility (New Revolving Credit Facility). The New Credit Agreement replaces our existing Credit Facility Agreement described above. Borrowing availability under the New Revolving Credit Facility is subject to customary conditions precedent that we expect to satisfy. Borrowings outstanding under the New Credit Agreement will mature on April 15, 2030. Loans under the New Revolving Credit Facility will bear interest at a rate per annum equal to Term SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on our net leverage ratio, in the case of SOFR loans and Alternate Base Rate (ABR) plus an applicable margin ranging from 250 to 350 basis points, depending on our net leverage ratio in the case of an ABR advance. The New Credit Agreement requires payment of customary quarterly commitment fees and if utilized, certain letter of credit and fronting fees. The New Credit Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default.

(9)	COMMITMENTS AND CONTINGENCIES

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in U.S. dollars, leading to heightened currency risk and bureaucratic barriers to the repatriation of cash. We are working to mitigate this additional foreign currency risk with a focus on reducing cash balances denominated in currencies other than the U.S. dollar. Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related losses in our statements of operations. In the three months ended June 30, 2025, we entered into derivative contracts to assist us in managing our foreign currency risk. See Note (10) - “Fair Value Measurements” and Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

Legal Proceedings

In 2009, Petróleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela, took possession of our assets and operations in Venezuela. In connection with this expropriation, we fully wrote-down our Venezuelan assets and initiated international arbitration. In 2019, we converted our final international award into a U.S. federal court judgement, which we perfected pursuant to a writ of attachment against PDV Holding, Inc. (PDVH), the parent company of CITGO Petroleum Corporation. The Delaware district court ordered a public sale of the PDVH shares to satisfy the various judgments against Venezuela in Crystallex International Corp. v. Bolivarian Republic of Venezuela, No. 17-mc-151-LPS (D. Del.). On July 2, 2025, the court appointed Special Master filed its final recommendation for the winning bid in the sale, which included listing us as the second Attached Judgment Holder with an amount of judgement, including interest, of approximately $77.8 million as of June 30, 2025. A hearing for the court to finalize the sale process is scheduled for August 18, 2025.

The approval and closing of any sale of the PDVH shares and the collection of our judgement, if at all, are highly uncertain and present significant practical and legal challenges, including, without limitation, claims filed by PDVSA, PDVH, and a group of PDVSA bondholders disputing the sale. We can provide no assurances regarding the timing or ultimate outcome of this case. As of June 30, 2025, no amount had been recorded in our financial statements related to this gain contingency.

In addition to the foregoing, we are named defendants or parties in certain lawsuits, claims or proceedings incidental to our business and involved from time to time as parties to governmental investigations or proceedings arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability or gain that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results or cash flows.

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

In the second quarter of 2022, we agreed with PEMEX, the Mexican national oil company, to exchange $8.6 million in accounts receivable for an equal face amount of seven-year 8.75% PEMEX corporate bonds (PEMEX Note). We sold approximately $0.6 million of the PEMEX Notes during the first half of 2025 and $8.0 million of the PEMEX Notes during 2024 for their approximate book value.

We periodically enter into derivative contracts to manage our exposure to foreign currency risk. These derivative contracts, which are placed with major financial institutions, generally take the form of forward contracts with a duration of less than 12 months. We report derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. We generally do not designate our derivative instruments as hedges for accounting purposes, therefore, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of foreign exchange gains (losses) in the Condensed Consolidated Income Statements.

We held derivative instruments related to foreign exchange contracts recorded as current liabilities which were measured at their approximate fair value of $3.4 million (Level 2) as of June 30, 2025. See Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of June 30, 2025, our property and equipment consisted primarily of 211 owned vessels located around the world. As of  December 31, 2024, our property and equipment consisted primarily of 211 owned vessels. During the six months ending  June 30, 2025, we sold six vessels and other assets for approximately $11.1 million in proceeds and recognized a net gain of $8.0 million on the dispositions. During the six months ending June 30, 2024, we sold four vessels for approximately $14.8 million in proceeds and recognized a net $13.0 million gain on the dispositions.

A summary of properties and equipment is as follows:

(In Thousands)
	June 30, 2025	December 31, 2024
Properties and equipment:
Vessels and related equipment	$1,740,674	$1,727,197
Other properties and equipment	33,756	28,969
	1,774,430	1,756,166
Less accumulated depreciation and amortization	642,316	571,884
Properties and equipment, net	$1,132,114	$1,184,282

A summary of accrued expenses is as follows:

(In Thousands)
	June 30, 2025	December 31, 2024
Payroll and related payables	$42,850	$43,256
Accrued vessel expenses	49,117	42,762
Accrued interest expense	16,974	16,727
Other accrued expenses	22,364	27,149
	$131,305	$129,894

A summary of other current liabilities is as follows:

(In Thousands)
	June 30, 2025	December 31, 2024
Taxes payable	$55,906	$48,122
Other	13,782	16,826
	$69,688	$64,948

A summary of other liabilities is as follows:

(In Thousands)
	June 30, 2025	December 31, 2024
Pension liabilities	$15,906	$17,525
Liability for uncertain tax positions	23,362	24,582
Other	23,929	18,289
	$63,197	$60,396

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the second quarter of 2025, we entered into several forward foreign currency contracts to sell Euros at future defined dates and at fixed exchange rates, to limit our exposure to losses related to cash balances held in certain African currencies that are marked to the Euro. We did not designate these contracts as hedges for accounting purposes.

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair value of our derivative instruments was as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Euro forward exchange contracts
Other current liabilities	$3,358	$—	$3,358	$—

We recognized unrealized losses on derivative instruments not designated as hedging instruments of $3.4 million for the three and six months ended June 30, 2025. We held no derivative instruments during 2024.

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

The following tables provide a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total for the three and six months ended June 30, 2025 and 2024. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Americas:
Vessel revenues	$68,758	$73,142	$123,610	$137,083

Vessel operating costs:
Crew costs	19,652	23,318	37,092	47,380
Repair and maintenance	4,830	5,645	9,096	10,179
Insurance	351	463	922	957
Fuel, lube and supplies	2,215	2,994	4,832	7,516
Other	5,965	5,747	16,094	11,675
Total vessel operating costs	33,013	38,167	68,036	77,707
General and administrative expense	3,785	3,414	7,327	6,746
Depreciation and amortization	11,718	11,413	23,110	22,356
Vessel operating profit	20,242	20,148	25,137	30,274

Additions to properties and equipment	$353	$1,488	$2,286	$4,983

Total assets	$397,790	$383,727	$397,790	$383,727

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Asia Pacific:
Vessel revenues	$45,696	$55,221	$93,924	$103,002

Vessel operating costs:
Crew costs	18,518	23,023	38,849	42,329
Repair and maintenance	3,365	3,092	5,635	5,861
Insurance	176	278	500	551
Fuel, lube and supplies	1,789	2,335	3,556	4,272
Other	2,317	2,968	4,435	5,459
Total vessel operating costs	26,165	31,696	52,975	58,472
General and administrative expense	2,050	2,084	4,470	4,210
Depreciation and amortization	5,703	4,510	11,021	8,542
Vessel operating profit	11,778	16,931	25,458	31,778

Additions to properties and equipment	$375	$865	$967	$1,059

Total assets	$153,018	$191,164	$153,018	$191,164

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Middle East:
Vessel revenues	$40,215	$36,536	$83,517	$74,468

Vessel operating costs:
Crew costs	13,302	13,540	26,582	26,810
Repair and maintenance	4,261	4,300	8,361	8,808
Insurance	343	464	872	884
Fuel, lube and supplies	3,250	2,274	5,289	4,578
Other	4,661	7,138	9,249	13,144
Total vessel operating costs	25,817	27,716	50,353	54,224
General and administrative expense	2,847	2,847	5,784	5,469
Depreciation and amortization	7,657	7,815	14,923	15,088
Vessel operating profit	3,894	(1,842)	12,457	(313)

Additions to properties and equipment	$329	$472	$1,183	$1,306

Total assets	$180,769	$175,129	$180,769	$175,129

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Europe Mediterranean:
Vessel revenues	$99,280	$83,266	$177,485	$163,647

Vessel operating costs:
Crew costs	29,342	27,085	56,453	53,367
Repair and maintenance	5,736	7,058	12,447	12,551
Insurance	417	761	1,265	1,517
Fuel, lube and supplies	2,153	3,461	5,300	7,555
Other	6,187	4,351	10,925	8,710
Total vessel operating costs	43,835	42,716	86,390	83,700
General and administrative expense	3,385	2,982	7,048	6,184
Depreciation and amortization	22,833	22,439	47,442	43,877
Vessel operating profit	29,227	15,129	36,605	29,886

Additions to properties and equipment	$584	$1,229	$1,898	$6,722

Total assets	$628,740	$687,749	$628,740	$687,749

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
West Africa:
Vessel revenues	$82,909	$88,838	$189,021	$177,489

Vessel operating costs:
Crew costs	18,662	19,265	37,613	38,697
Repair and maintenance	5,745	4,648	10,352	8,692
Insurance	353	659	1,115	1,296
Fuel, lube and supplies	5,700	4,498	10,508	8,959
Other	8,064	7,148	14,991	12,322
Total vessel operating costs	38,524	36,218	74,579	69,966
General and administrative expense	2,888	2,376	5,434	4,431
Depreciation and amortization	15,480	12,505	31,378	24,343
Vessel operating profit	26,017	37,739	77,630	78,749

Additions to properties and equipment	$3,502	$1,370	$16,334	$1,581

Total assets	$499,787	$442,207	$499,787	$442,207

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
World Wide:
Revenues:
Vessel revenues	$336,858	$337,003	$667,557	$655,689
Other operating revenues	4,573	2,227	7,318	4,705
Total revenue	341,431	339,230	674,875	660,394

Vessel operating costs:
Crew costs	99,476	106,231	196,589	208,583
Repair and maintenance	23,937	24,743	45,891	46,091
Insurance	1,640	2,625	4,674	5,205
Fuel, lube and supplies	15,107	15,562	29,485	32,880
Other	27,194	27,352	55,694	51,310
Total vessel operating costs	167,354	176,513	332,333	344,069
Costs of other operating revenues	3,108	816	4,538	1,966
General and administrative expense	14,955	13,703	30,063	27,040
Depreciation and amortization	63,391	58,682	127,874	114,206
Operating profit	92,623	89,516	180,067	173,113
Corporate expenses	(17,181)	(13,389)	(32,116)	(26,127)
Gain on asset dispositions, net	5,480	2,000	8,018	13,039
Operating income	80,922	78,127	155,969	160,025

Segment additions to properties and equipment	$5,143	$5,424	$22,668	$15,651
Corporate additions to properties and equipment	1,712	968	3,551	1,683
Total additions to properties and equipment	$6,855	$6,392	$26,219	$17,334

Segment assets	$1,860,104	$1,879,976	$1,860,104	$1,879,976
Corporate assets	214,268	209,772	214,268	209,772
Total assets	$2,074,372	$2,089,748	$2,074,372	$2,089,748

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

In certain places in this Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

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

At June 30, 2025, we owned 211 vessels with an average age of 12.8 years available to serve the global offshore energy industry.

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

Operating costs consist primarily of crew costs; repair and maintenance costs; insurance costs; fuel, lube oil and supplies costs; and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors impacting overall crew costs in all segments. In addition, our newer, more technologically sophisticated vessels generally require a greater number of specially trained, more highly compensated fleet personnel than our older, smaller and less sophisticated vessels. Crew costs may increase if competition for skilled personnel intensifies.

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

Fuel and lube costs can fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off-hire, drydockings, and changes in fuel prices. Generally, our customers are responsible for fuel costs when our vessels are on-hire and we are responsible for fuel costs when our vessels are off-hire or in drydock. We also incur vessel operating costs aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, training costs, satellite communication fees, agent fees, port fees, freight and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-U.S. operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

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

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities often require higher oil or gas prices to justify the higher expenditure levels of offshore activities compared to conventional onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing has been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine, which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict that has resulted in increased disruption of shipping in the Middle East; (iv) OPEC+ production quotas, market share expectations and pricing considerations; (v) resource growth in non-OPEC+ nations; (vi) a capital allocation focus on returning value to shareholders within the major oil and gas companies, thereby limiting funds previously available for resource development; (vii) economies of major consuming nations; (viii) increased activism related to the perceived responsibility of the oil and gas sector for climate change; and (ix) more recently, U.S. trade policies that include substantial tariffs, causing increased market uncertainty and volatility. These factors, as well as numerous other regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. In the medium term, we continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased resource exploitation activities. We have experienced a sustained period of growth in offshore exploration and production in the past few years, which has been accompanied by much higher levels of activity and higher day rates for our vessels.

Recent developments have introduced additional uncertainty to both the global economy and our business. In early April, OPEC+ announced plans to increase production starting in May, which caused oil prices to drop to the low $60s per barrel, compared to the first quarter 2025 range of $66 to $80 per barrel. Simultaneously, the U.S. declared numerous potential worldwide tariffs, further reducing oil prices and significantly lowering values across virtually every stock market globally. Within a week, most of these tariffs were rescinded for at least 90 days, leading to a partial recovery in both the market and oil prices. Then in June, the U.S., Israel and Iran had a brief, and intense, military conflict. Oil prices initially spiked, but returned to the mid $60s after a cease fire was negotiated. In early July, the US once again threatened significant tariffs on certain countries and OPEC+ announced a decision to accelerate its return of production to the market. Determining the long term impact of these tariffs and production increases on our business and the industry continues to be challenging. Offshore drilling projects are typically long-cycle and do not immediately react to moderate increases or declines in oil and gas prices. However, sustained oil prices in the low $60s per barrel, may delay some drilling projects initially expected to commence in late 2025 and early 2026.

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

Vessel utilization is determined primarily by market conditions but is also affected by the amount of drydock and repair days on each vessel. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Specifications of available equipment and the scope of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work and are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock or down for repair). Active utilization is calculated on active vessels (which excludes vessels held for sale and stacked vessels). Average day rates are calculated based on total vessel days worked. Vessel operating costs per active days is calculated based on total available days less stacked days. Total vessels in service also include four vessels not owned by us, that are under bareboat charter agreements. These vessels are included in all of our vessel statistics but are not included in the owned vessel count.

Consolidated Results – Three Months Ended June 30, 2025 compared to March 31, 2025

(In Thousands except for statistics)	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change

Total revenue	$341,431	$333,444	$7,987	2%
Costs and expenses:
Vessel operating costs:
Crew costs	99,476	97,113	(2,363)	(2)%
Repair and maintenance	23,937	21,954	(1,983)	(9)%
Insurance	1,640	3,034	1,394	46%
Fuel, lube and supplies	15,107	14,378	(729)	(5)%
Other	27,194	28,500	1,306	5%
Total vessel operating costs	167,354	164,979	(2,375)	(1)%
Costs of other operating revenues	3,108	1,430	(1,678)	(117)%
General and administrative	31,213	29,094	(2,119)	(7)%
Depreciation and amortization	64,314	65,432	1,118	2%
Gain on asset dispositions, net	(5,480)	(2,538)	2,942	116%
Total costs and expenses	260,509	258,397	(2,112)	(1)%
Operating income	80,922	75,047	5,875	8%
Other income (expense):
Foreign exchange gain	11,703	7,569	4,134	55%
Interest income and other, net	2,103	2,157	(54)	(3)%
Interest and other debt costs, net	(16,442)	(16,344)	(98)	(1)%
Total other expense	(2,636)	(6,618)	3,982	60%
Income before income taxes	78,286	68,429	9,857	14%
Income tax expense	5,584	26,109	20,525	79%
Net income	72,702	42,320	30,382	72%
Net loss attributable to noncontrolling interests	(228)	(333)	105	32%
Net income attributable to Tidewater Inc.	$72,930	$42,653	$30,277	71%

Select operating statistics:
Utilization	74.1%	76.0%	(1.9)%
Active utilization	76.4%	78.4%	(2.0)%
Average vessel day rates	$23,166	$22,303	$863	3.9%
Vessel operating cost per active day	$8,765	$8,712	$(53)	(0.6)%
Average total vessels	215	217	(2)
Average stacked vessels	(6)	(7)	1
Average active vessels	209	210	(1)

Revenue:

●	Increase primarily due to higher day rates partially offset by lower utilization.
●

We took delivery of one new crew boat during the second quarter of 2025. In addition, we continue to stack some older crew boats. We also sold four older vessels, three of which were crew boats. These actions, combined with increased drydock and idle days, contributed to the net decrease in active utilization.

Vessel operating costs:

●

Increase primarily due to higher crew and repairs costs. These cost increases were partially offset by lower other operating costs primarily related to an accrual for a legal claim in the first quarter and lower insurance costs.

General and administrative:

●	Increase primarily due to higher professional fees and higher personnel costs primarily related to charges associated with a transition and separation agreement.

Depreciation and amortization:

●	Decrease primarily due to a vessel that was fully depreciated in the first quarter.

Gain on asset dispositions, net:

●	During the second quarter of 2025, we sold four vessels for approximately $7.3 million in proceeds and recognized a net gain of $5.5 million on the dispositions. During the first quarter of 2025, we sold two vessels for approximately $3.8 million in proceeds and recognized a net gain of $2.5 million on the dispositions.

Interest expense:

●	No significant variances.

Interest income and other, net:

●	No significant variances.

Foreign exchange gains (losses):

●

Our foreign exchange gains in the second and first quarters of 2025 were primarily the result of the settlement and revaluation of various foreign currency balances due to a weakening of the U.S. Dollar against the Central African CFA Franc, West African CFA Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the second and first quarters of 2025 includes the impact from Pillar Two and taxes on our operations in foreign countries. The decrease in income taxes for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, was primarily driven by the full release of the valuation allowance in the U.S. on net operating losses.

Segment results for three months ended June 30, 2025 compared to March 31, 2025

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change

Total revenue	$68,758	$54,852	$13,906	25%
Costs and expenses:
Vessel operating costs:
Crew costs	19,652	17,440	(2,212)	(13)%
Repair and maintenance	4,830	4,266	(564)	(13)%
Insurance	351	571	220	39%
Fuel, lube and supplies	2,215	2,617	402	15%
Other	5,965	10,129	4,164	41%
Total vessel operating costs	33,013	35,023	2,010	6%
General and administrative	3,785	3,542	(243)	(7)%
Depreciation and amortization	11,718	11,392	(326)	(3)%
Vessel operating profit	$20,242	$4,895	$15,347	314%

Select operating statistics:
Utilization	75.8%	64.4%	11.4%
Active utilization	80.5%	66.3%	14.2%
Average vessel day rates	$29,526	$28,733	$793	2.8%
Vessel operating cost per active day	$11,385	$12,155	$770	6.3%
Average total vessels	34	33	1
Average stacked vessels	(2)	(1)	(1)
Average active vessels	32	32	—

Revenue:

●	Increase primarily driven by significantly higher active utilization and higher average day rates.
●	Utilization increased as idle time and repair days decreased considerably.

Vessel operating costs:

●	Decrease primarily due to an accrual related to a legal claim recorded in the first quarter and lower insurance costs, partially offset by higher crew and repair costs.

General and administrative expense:

●	Increase primarily due to higher personnel costs and professional fees.

Depreciation and amortization expense:

●	Increase primarily due to a vessel transfer into the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change

Total revenue	$45,696	$48,228	$(2,532)	(5)%
Costs and expenses:
Vessel operating costs:
Crew costs	18,518	20,331	1,813	9%
Repair and maintenance	3,365	2,270	(1,095)	(48)%
Insurance	176	324	148	46%
Fuel, lube and supplies	1,789	1,767	(22)	(1)%
Other	2,317	2,118	(199)	(9)%
Total vessel operating costs	26,165	26,810	645	2%
General and administrative	2,050	2,420	370	15%
Depreciation and amortization	5,703	5,318	(385)	(7)%
Vessel operating profit	$11,778	$13,680	$(1,902)	(14)%

Select operating statistics:
Utilization	67.9%	73.1%	(5.2)%
Active utilization	67.9%	73.1%	(5.2)%
Average vessel day rates	$37,372	$36,564	$808	2.2%
Vessel operating cost per active day	$14,560	$14,895	$335	2.2%
Average total vessels	20	20	—
Average stacked vessels	—	—	—
Average active vessels	20	20	—

Revenue:

●	Decrease primarily driven by lower utilization partially offset by higher average day rates.
●	Utilization decreased due to higher idle days, partially offset by lower drydock and repair days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs as a result of a vessel sale and fewer vessels working in Australia where operating costs are higher; partially offset by higher repair costs.

General and administrative expense:

●	Decrease due to a first quarter non-recurring personnel cost accrual.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change

Total revenue	$40,215	$43,302	$(3,087)	(7)%
Costs and expenses:
Vessel operating costs:
Crew costs	13,302	13,280	(22)	(0)%
Repair and maintenance	4,261	4,100	(161)	(4)%
Insurance	343	529	186	35%
Fuel, lube and supplies	3,250	2,039	(1,211)	(59)%
Other	4,661	4,588	(73)	(2)%
Total vessel operating costs	25,817	24,536	(1,281)	(5)%
General and administrative	2,847	2,937	90	3%
Depreciation and amortization	7,657	7,266	(391)	(5)%
Vessel operating profit	$3,894	$8,563	$(4,669)	(55)%

Select operating statistics:
Utilization	79.8%	87.6%	(7.8)%
Active utilization	79.8%	87.6%	(7.8)%
Average vessel day rates	$12,877	$12,777	$100	0.8%
Vessel operating cost per active day	$6,598	$6,340	$(258)	(4.1)%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Decrease primarily driven by lower utilization.
●	Utilization decreased primarily due to higher drydock days.

Vessel operating costs:

●	Increase primarily due to higher fuel costs associated with higher drydock and repair days.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change

Total revenue	$99,280	$78,205	$21,075	27%
Costs and expenses:
Vessel operating costs:
Crew costs	29,342	27,111	(2,231)	(8)%
Repair and maintenance	5,736	6,711	975	15%
Insurance	417	848	431	51%
Fuel, lube and supplies	2,153	3,147	994	32%
Other	6,187	4,738	(1,449)	(31)%
Total vessel operating costs	43,835	42,555	(1,280)	(3)%
General and administrative	3,385	3,663	278	8%
Depreciation and amortization	22,833	24,609	1,776	7%
Vessel operating profit	$29,227	$7,378	$21,849	296%

Select operating statistics:
Utilization	93.3%	84.9%	8.4%
Active utilization	93.3%	84.9%	8.4%
Average vessel day rates	$23,275	$20,405	$2,870	14.1%
Vessel operating cost per active day	$9,606	$9,457	$(150)	(1.6)%
Average total vessels	50	50	—
Average stacked vessels	—	—	—
Average active vessels	50	50	—

Revenue:

●	Increase primarily driven by higher day rates and higher utilization.
●	Average day rates increases are largely due to seasonality.
●

Active utilization increased due to lower idle and drydock days, as we schedule our drydock activities in the first quarter to take advantage of seasonality. We also experienced lower repair days in the second quarter.

Vessel operating costs:

●

Increase primarily due to higher crew costs associated with the impact of foreign exchange related to payment of wages in British Pound and the Norwegian Kroner. We also incurred higher other costs resulting from unplanned items incidental to vessels being down for repair.

General and administrative expense:

●	Decrease primarily due to lower professional fees.

Depreciation and amortization expense:

●	Decrease primarily due to a vessel which was fully depreciated in the first quarter.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change

Total revenue	$82,909	$106,112	$(23,203)	(22)%
Costs and expenses:
Vessel operating costs:
Crew costs	18,662	18,951	289	2%
Repair and maintenance	5,745	4,607	(1,138)	(25)%
Insurance	353	762	409	54%
Fuel, lube and supplies	5,700	4,808	(892)	(19)%
Other	8,064	6,927	(1,137)	(16)%
Total vessel operating costs	38,524	36,055	(2,469)	(7)%
General and administrative	2,888	2,546	(342)	(13)%
Depreciation and amortization	15,480	15,898	418	3%
Vessel operating profit	$26,017	$51,613	$(25,596)	(50)%

Select operating statistics:
Utilization	57.6%	68.8%	(11.2)%
Active utilization	61.6%	75.0%	(13.4)%
Average vessel day rates	$23,035	$24,244	$(1,209)	(5.0)%
Vessel operating cost per active day	$6,480	$6,103	$(377)	(6.2)%
Average total vessels	68	71	(3)
Average stacked vessels	(4)	(6)	2
Average active vessels	64	65	(1)

Revenue:

●	Decrease primarily driven by lower utilization and lower average day rates.
●	Increased drydock, repair and idle days contributed to the significant decrease in utilization.

Vessel operating costs:

●

Increase primarily due to higher fuel costs associated with increased idle days; increased costs associated with a relief vessel engaged as a substitute for another vessel in drydock; and increased repair costs as a result of higher repair days and drydock activity.

General and administrative expense:

●	Increase due to higher professional fees and personnel costs.

Depreciation and amortization expense:

●	Decrease primarily to vessel transfers out of the segment.

Consolidated Results – Six Months Ended June 30, 2025 compared to June 30, 2024

(In Thousands except for statistics)	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Total revenue	$674,875	$660,394	$14,481	2%
Costs and expenses:
Vessel operating costs:
Crew costs	196,589	208,583	11,994	6%
Repair and maintenance	45,891	46,091	200	0%
Insurance	4,674	5,205	531	10%
Fuel, lube and supplies	29,485	32,880	3,395	10%
Other	55,694	51,310	(4,384)	(9)%
Total vessel operating costs	332,333	344,069	11,736	3%
Costs of other operating revenues	4,538	1,966	(2,572)	(131)%
General and administrative	60,307	51,658	(8,649)	(17)%
Depreciation and amortization	129,746	115,715	(14,031)	(12)%
Gain on asset dispositions, net	(8,018)	(13,039)	(5,021)	(39)%
Total costs and expenses	518,906	500,369	(18,537)	(4)%
Operating income	155,969	160,025	(4,056)	(3)%
Other income (expense):
Foreign exchange gain (loss)	19,272	(6,461)	25,733	398%
Interest income and other, net	4,260	2,658	1,602	60%
Interest and other debt costs, net	(32,786)	(38,603)	5,817	15%
Total other expense	(9,254)	(42,406)	33,152	78%
Income before income taxes	146,715	117,619	29,096	25%
Income tax expense	31,693	20,957	(10,736)	(51)%
Net income	115,022	96,662	18,360	19%
Net loss attributable to noncontrolling interests	(561)	(718)	157	22%
Net income attributable to Tidewater Inc.	$115,583	$97,380	$18,203	19%

Select operating statistics:
Utilization	75.1%	81.0%	(5.9)%
Active utilization	77.4%	81.5%	(4.1)%
Average vessel day rates	$22,730	$20,338	$2,392	11.8%
Vessel operating cost per active day	$8,738	$8,726	$(12)	(0.1)%
Average total vessels	215	218	(3)
Average stacked vessels	(7)	(1)	(6)
Average active vessels	208	217	(9)

Revenue:

●	Increase primarily due to increased day rates partially offset by lower utilization as a result of higher idle and stacked days.
●	We took delivery of six new crew boats during the first six months of 2025 and stacked some older crew boats. We also sold six older vessels, four of which were crew boats.

Vessel operating costs:

●

Decrease primarily due to lower crew costs and lower fuel and supplies costs. These cost reductions were partially offset by higher other operating costs primarily related to an accrual for a legal claim.

General and administrative:

●

Increase primarily due to higher personnel costs; higher stock compensation; and charges associated with a transition and separation agreement. We also incurred higher professional fees in 2025 compared to 2024.

Depreciation and amortization:

●	Increase primarily due to higher amortization of drydock costs.

Gain on asset dispositions, net:

●	During the first six months of 2025, we sold six vessels for approximately $11.1 million in proceeds and recognized a net gain of $8.0 million on the dispositions. During the first six months of 2024, we sold four vessels for approximately $14.8 million in proceeds and recognized a net gain of $13.0 million on the dispositions.

Interest expense:

●	Decrease due to lower debt levels as we made principal payments of $26.5 million in 2025 which follows payments of $76.5 million in the third and fourth quarters of 2024. These principal payments were partially offset by $11.5 million in new debt related to the six crew boats delivered in 2025.

Interest income and other, net:

●	Increase primarily due to a Brazil legal case recovery which included an interest component.

Foreign exchange gains (losses):

●

Our foreign exchange gains in 2025 and losses in 2024, were primarily the result of the settlement and revaluation of various foreign currency balances due to a weakening/strengthening of the U.S. Dollar against the Central African CFA Franc, West African CFA Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for 2025 includes the impact from Pillar Two and taxes on our operations in foreign countries. Tax expense for 2024 is mainly attributable to taxes on our operations in foreign countries. During 2025, we released valuation allowance in the U.S. on net operating losses.

Segment results for six months ended June 30, 2025 compared to June 30, 2024

Americas Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Total revenue	$123,610	$137,083	$(13,473)	(10)%
Costs and expenses:
Vessel operating costs:
Crew costs	37,092	47,380	10,288	22%
Repair and maintenance	9,096	10,179	1,083	11%
Insurance	922	957	35	4%
Fuel, lube and supplies	4,832	7,516	2,684	36%
Other	16,094	11,675	(4,419)	(38)%
Total vessel operating costs	68,036	77,707	9,671	12%
General and administrative	7,327	6,746	(581)	(9)%
Depreciation and amortization	23,110	22,356	(754)	(3)%
Vessel operating profit	$25,137	$30,274	$(5,137)	(17)%

Select operating statistics:
Utilization	70.2%	77.5%	(7.3)%
Active utilization	73.4%	78.6%	(5.2)%
Average vessel day rates	$29,169	$27,129	$2,040	7.5%
Vessel operating cost per active day	$11,769	$12,143	$374	3.1%
Average total vessels	33	36	(3)
Average stacked vessels	(2)	—	(2)
Average active vessels	31	36	(5)

Revenue:

●	Decrease primarily driven by lower active utilization due to a decrease in vessel demand and vessel transfers, partially offset by higher average day rates.
●	Utilization decreased due to higher idle and stacked days, partially offset by significantly lower drydock and repair days.

Vessel operating costs:

●

Decrease primarily due to lower crew costs associated with reduced manning levels resulting from higher idle and repair days, vessel transfer out of the segment and the sale of a vessel in the first six months of 2025. This was partially offset by an increase due to a legal claim accrual.

General and administrative expense:

●	Increase primarily due to a credit to bad debt expense in the first six months of 2024.

Depreciation and amortization expense:

●	No significant variances.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Total revenue	$93,924	$103,002	$(9,078)	(9)%
Costs and expenses:
Vessel operating costs:
Crew costs	38,849	42,329	3,480	8%
Repair and maintenance	5,635	5,861	226	4%
Insurance	500	551	51	9%
Fuel, lube and supplies	3,556	4,272	716	17%
Other	4,435	5,459	1,024	19%
Total vessel operating costs	52,975	58,472	5,497	9%
General and administrative	4,470	4,210	(260)	(6)%
Depreciation and amortization	11,021	8,542	(2,479)	(29)%
Vessel operating profit	$25,458	$31,778	$(6,320)	(20)%

Select operating statistics:
Utilization	70.5%	84.4%	(13.9)%
Active utilization	70.5%	84.4%	(13.9)%
Average vessel day rates	$36,953	$31,514	$5,439	17.3%
Vessel operating cost per active day	$14,728	$15,194	$466	3.1%
Average total vessels	20	21	(1)
Average stacked vessels	—	—	—
Average active vessels	20	21	(1)

Revenue:

●	Decrease primarily driven by lower utilization partially offset by significantly higher average day rates.
●	Utilization decreased due to higher drydock, repair and idle days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs resulting from fewer vessels working in Australia where operating costs are significantly higher.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

Middle East Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Total revenue	$83,517	$74,468	$9,049	12%
Costs and expenses:
Vessel operating costs:
Crew costs	26,582	26,810	228	1%
Repair and maintenance	8,361	8,808	447	5%
Insurance	872	884	12	1%
Fuel, lube and supplies	5,289	4,578	(711)	(16)%
Other	9,249	13,144	3,895	30%
Total vessel operating costs	50,353	54,224	3,871	7%
General and administrative	5,784	5,469	(315)	(6)%
Depreciation and amortization	14,923	15,088	165	1%
Vessel operating profit	$12,457	$(313)	$12,770	4,080%

Select operating statistics:
Utilization	83.7%	85.2%	(1.5)%
Active utilization	83.7%	85.2%	(1.5)%
Average vessel day rates	$12,825	$11,128	$1,697	15.2%
Vessel operating cost per active day	$6,470	$6,901	$431	6.2%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Increase primarily driven by higher day rates partially offset by slightly lower utilization.
●	Utilization decreased primarily due to higher drydock days.

Vessel operating costs:

●	Decrease primarily due to lower mobilization and training costs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	No significant variances.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Total revenue	$177,485	$163,647	$13,838	8%
Costs and expenses:
Vessel operating costs:
Crew costs	56,453	53,367	(3,086)	(6)%
Repair and maintenance	12,447	12,551	104	1%
Insurance	1,265	1,517	252	17%
Fuel, lube and supplies	5,300	7,555	2,255	30%
Other	10,925	8,710	(2,215)	(25)%
Total vessel operating costs	86,390	83,700	(2,690)	(3)%
General and administrative	7,048	6,184	(864)	(14)%
Depreciation and amortization	47,442	43,877	(3,565)	(8)%
Vessel operating profit	$36,605	$29,886	$6,719	22%

Select operating statistics:
Utilization	89.1%	86.5%	2.6%
Active utilization	89.1%	86.5%	2.6%
Average vessel day rates	$21,917	$20,350	$1,567	7.7%
Vessel operating cost per active day	$9,532	$9,084	$(448)	(4.9)%
Average total vessels	50	51	(1)
Average stacked vessels	—	—	—
Average active vessels	50	51	(1)

Revenue:

●	Increase primarily driven by higher average day rates and higher utilization.
●	Active utilization increased due to lower drydock and repair days.

Vessel operating costs:

●

Increase primarily due to higher crew costs associated with the impact of foreign exchange related to payment of wages in British Pound and the Norwegian Kroner. We also incurred higher other costs resulting from unplanned items incidental to vessels being down for repair.

General and administrative expense:

●	Increase primarily due to higher office related costs and higher professional fees.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

West Africa Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change

Total revenue	$189,021	$177,489	$11,532	6%
Costs and expenses:
Vessel operating costs:
Crew costs	37,613	38,697	1,084	3%
Repair and maintenance	10,352	8,692	(1,660)	(19)%
Insurance	1,115	1,296	181	14%
Fuel, lube and supplies	10,508	8,959	(1,549)	(17)%
Other	14,991	12,322	(2,669)	(22)%
Total vessel operating costs	74,579	69,966	(4,613)	(7)%
General and administrative	5,434	4,431	(1,003)	(23)%
Depreciation and amortization	31,378	24,343	(7,035)	(29)%
Vessel operating profit	$77,630	$78,749	$(1,119)	(1)%

Select operating statistics:
Utilization	63.2%	75.0%	(11.8)%
Active utilization	68.3%	76.0%	(7.7)%
Average vessel day rates	$23,699	$19,366	$4,333	22.4%
Vessel operating cost per active day	$6,292	$5,766	$(526)	(9.1)%
Average total vessels	69	67	2
Average stacked vessels	(5)	(1)	(4)
Average active vessels	64	66	(2)

Revenue:

●	Increase primarily driven by substantially higher average day rates, partially offset by lower utilization as a result of increased idle and stack days.
●	We took delivery of six new crew boats in 2025 and stacked some older crew boats.

Vessel operating costs:

●

Increase primarily due to higher repair costs associated with increased repair days; higher fuel costs associated with increased idle days; and higher other costs associated with a relief vessel engaged as a substitute for another vessel in drydock.

General and administrative expense:

●	Increase due to higher personnel costs and professional fees and a credit to bad debt expense in the first six months of 2024.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Vessel Dispositions and Stacked Vessels

We may sell and/or recycle vessels when market conditions warrant and opportunities arise. We generally try to sell older vessels or vessels that do not meet our strategic goals but may also sell vessels when approached by third parties with positive value propositions. Vessel sales during the first six months of 2025 consisted of six vessels from our active fleet.

We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. We include any vessel designated as assets held for sale in stacked vessels as they continue to incur stacking related costs. We had six stacked vessels and one stacked vessel at June 30, 2025 and December 31, 2024, respectively. The increase in stacked vessels is primarily attributable to recently idled older crew boats.

Liquidity, Capital Resources and Other Matters

As of June 30, 2025, we had $372.3 million in cash and cash equivalents, which includes restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany liabilities of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities.

On July 7, 2025, we issued $650.0 million in 9.125% bonds that mature in July 2030 (2030 Notes). With the proceeds of the offering, we redeemed most of our outstanding debt as of June 30, 2025 including accrued interest and early redemption premiums. Also on July 7, 2025, we executed a new $250.0 million revolving credit facility (New Revolving Credit Facility) that matures in 2030 which replaced our previous $25.0 million revolving credit facility. No amounts have been drawn under the New Revolving Credit Facility. For more information, see Note (8) - “Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. As of June 30, 2025, we had approximately $372.3 million of cash on hand and borrowing capacity of $25.0 million. Our borrowing capacity under the New Revolving Credit Facility is $250.0 million, subject to fulfilling all pre-funding conditions. Our $650.0 million 2030 Notes are due July 2030. Working capital, which includes cash on hand, was $381.4 million at June 30, 2025, and includes $93.4 million of current maturities on long term debt. During the six months ended June 30, 2025, we generated $115.0 million in net income and $171.4 million in cash flow from operating activities, which includes our interest payments and drydock costs.

As of June 30, 2025, our primary customer in Mexico had an aggregate outstanding receivable balance of $45.4 million, with $35.1 million over 90 days past due, which represented approximately 14.4% of our total trade and other receivables balance. The amounts are not in dispute, however, we have not received a payment from this customer since May 2024. We have not historically had, and we do not expect to have any material write-offs due to the collectability of these receivables. However, additional or continued delays in this customer's payments in the future could differ from historical practice and our current expectations, and could negatively impact our future results.

We believe cash and cash equivalents, coupled with our revolving credit capacity, supplemented with future net cash provided by operating activities, will provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements.

We signed agreements for the construction of ten new vessels, all of which have been delivered as of June 30, 2025. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR24.9 million ($26.7 million). Each of the ten Facility Agreements bears interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Please refer to Note (8) - “Debt” to the accompanying Condensed Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

On February 27, 2025 our Board of Directors (Board) approved a new $90.3 million share repurchase program. During the six months ended June 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. Please refer to Item 5 of our Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock. See also Part II. Item 2. “Issuer Repurchases of Equity Securities” set forth herein and Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements for current year repurchases.

Dividends

No dividends were declared for the six months ended June 30, 2025 and 2024. See also Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $171.4 million and $133.4 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2025 reflects net income of $115.0 million, which includes non-cash depreciation and amortization of $129.7 million and net gains on asset dispositions of $8.0 million. Combined changes in operating assets and liabilities provided $7.3 million in cash, and cash paid for deferred drydock and survey costs was $67.1 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $3.7 million and $1.8 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2025 reflects receipt of $11.7 million primarily related to the sale of six vessels. Additions to properties and equipment were comprised of approximately $11.9 million in capitalized upgrades to existing vessels and equipment and $3.6 million primarily for other property and information technology equipment purchases and development work.

Net cash used in investing activities for the six months ended June 30, 2024 reflects the receipt of $15.5 million primarily related to the sale of four vessels. Additions to properties and equipment were comprised of approximately $15.6 million in capitalized upgrades to existing vessels and equipment and $1.7 million primarily for other property and information technology equipment purchases and development work.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 and 2024 was $124.4 million and $88.1 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2025 included payments of long-term debt of $26.5 million, the purchase of 2,290,204 shares of our common stock for $90.1 million and $7.8 million in shares acquired to pay taxes on share-based awards.

Net cash used in financing activities for the six months ended June 30, 2024 included payments of long-term debt of $26.5 million, the purchase of 347,954 shares of our common stock for $32.9 million, $0.2 million of debt issuance costs and $28.5 million in shares acquired to pay taxes on stock awards.

Application of Critical Accounting Policies and Estimates

Our 2024 Annual Report filed with the SEC on February 27, 2025, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2024 Annual Report regarding these critical accounting policies.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.       RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factor discussed below and other information presented in this quarterly report, you should carefully read and consider “Item 1A - Risk Factors” in Part I and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2024 Annual Report.

The agreements governing our debt contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business and to make payments on our debt.

The agreements governing our indebtedness contain various restrictive covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

●	incur, assume or guarantee additional indebtedness or issue certain preferred stock;
●	create liens to secure indebtedness;
●	pay distributions on equity interests, repurchase equity securities, make investments or redeem subordinated indebtedness;
●	restrict distributions, loans or other asset transfers;
●	consolidate with or merge with or into, or sell substantially all of our assets to, another person;
●	sell or otherwise dispose of assets, including equity interests in subsidiaries;
●	designate a subsidiary as an unrestricted subsidiary; and
●	enter into transactions with affiliates.

Moreover, as specified in the New Revolving Credit Facility, in certain circumstances, we are subject to mandatory prepayments or commitment reductions if the collateral coverage ratio drops to below 5:1 (subject to certain reinvestment rights). Such mandatory prepayments and commitment reductions could affect cash available for use in our business. The New Revolving Credit Facility also requires us to comply with the following financial maintenance covenants:

●

as of the last day of each fiscal quarter, beginning with March 31, 2025, the ratio of our net interest-bearing debt to our consolidated net income, adjusted for certain predetermined items, must be equal to or less than 3:1;

●	as of the last day of each fiscal quarter, beginning with March 31, 2025, the sum of (a) the amount available for drawing under the New Revolving Credit Facility plus (b) the aggregate amount of cash and cash equivalents, must not be less than the greater of (i) $20.0 million and (ii) 10% of total net interest-bearing indebtedness; and
●	subject to certain customary cure rights, the collateral maintenance ratio must at all times be 250% or more.

These restrictions could impact our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. A failure to comply with any of the terms of the agreements governing our indebtedness, could have a material adverse effect on our business, financial condition, and results of operations.

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

Common stock repurchase activity for the three months ended June 30, 2025 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
April 1, 2025 - April 30, 2025	1,379,723	$36.80	1,379,723	$297
May 1, 2025 - May 31, 2025	—	—	—	297
June 1, 2025 - June 30, 2025	—	—	—	297
Total	1,379,723	$36.80	1,379,723

All share repurchases were made using cash resources and under terms intended to qualify for exemption under Rule 10b-18. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes any shares withheld to settle employee tax withholdings related to the vesting/exercise of stock awards.

ITEM 5.       OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading Arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

ITEM 6.       EXHIBITS

Exhibit Number	Description
10.1*	Transition and Separation Agreement and General Release of Claims, dated June 10, 2025, between Tidewater Inc. and David Darling.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 4, 2025	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)