Form 10-Q
period 2025-09-30
TIDEWATER INC
filed 2025-11-10
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

49,563,157 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 31, 2025.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$428,225	$324,918
Restricted cash	—	2,032
Trade and other receivables, net of allowance for credit losses of $3,039 and $3,184 at September 30, 2025 and December 31, 2024, respectively	332,596	323,805
Marine operating supplies	27,857	34,319
Prepaid expenses and other current assets	11,652	13,588
Total current assets	800,330	698,662
Net properties and equipment	1,104,503	1,184,282
Deferred drydocking and survey costs	154,234	152,550
Indemnification assets	9,456	11,946
Other assets	60,357	27,464
Total assets	$2,128,880	$2,074,904

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,579	$71,385
Accrued expenses	130,879	129,894
Current portion of long-term debt	5,840	65,386
Other current liabilities	97,162	64,948
Total current liabilities	276,460	331,613
Long-term debt	649,802	571,710
Other liabilities	63,594	60,396

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 49,562,017 and 51,461,472 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	50	52
Additional paid-in capital	1,659,820	1,656,830
Accumulated deficit	(525,041)	(548,831)
Accumulated other comprehensive income	7,894	6,060
Total stockholders’ equity	1,142,723	1,114,111
Noncontrolling interests	(3,699)	(2,926)
Total equity	1,139,024	1,111,185
Total liabilities and equity	$2,128,880	$2,074,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Vessel revenues	$338,491	$338,485	$1,006,048	$994,174
Other operating revenues	2,622	1,871	9,940	6,576
Total revenue	341,113	340,356	1,015,988	1,000,750
Costs and expenses:
Vessel operating costs	176,130	178,654	508,463	522,723
Costs of other operating revenues	1,252	901	5,790	2,867
General and administrative	35,256	28,471	95,563	80,129
Depreciation and amortization	66,404	62,435	196,150	178,150
Gain on asset dispositions, net	(580)	(51)	(8,598)	(13,090)
Total costs and expenses	278,462	270,410	797,368	770,779
Operating income	62,651	69,946	218,620	229,971
Other income (expense):
Foreign exchange gain (loss)	1,277	5,522	20,549	(939)
Interest income and other, net	455	1,028	4,715	3,686
Loss on early extinguishment of debt	(27,101)	—	(27,101)	—
Interest and other debt costs, net	(16,589)	(17,622)	(49,375)	(56,225)
Total other expense	(41,958)	(11,072)	(51,212)	(53,478)
Income before income taxes	20,693	58,874	167,408	176,493
Income tax expense	21,711	12,883	53,404	33,840
Net income (loss)	(1,018)	45,991	114,004	142,653
Net loss attributable to noncontrolling interests	(212)	(380)	(773)	(1,098)
Net income (loss) attributable to Tidewater Inc.	$(806)	$46,371	$114,777	$143,751
Basic income (loss) per common share	$(0.02)	$0.88	$2.29	$2.74
Diluted income (loss) per common share	$(0.02)	$0.87	$2.27	$2.70
Weighted average common shares outstanding	49,498	52,490	50,217	52,498
Dilutive effect of warrants and restricted stock units	—	593	364	656
Adjusted weighted average common shares	49,498	53,083	50,581	53,154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(1,018)	$45,991	$114,004	$142,653
Other comprehensive income (loss):
Unrealized gain on note receivable	—	130	—	283
Change in liability of pension plans	621	(600)	1,834	(957)
Total comprehensive income (loss)	$(397)	$45,521	$115,838	$141,979

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$114,004	$142,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,257	117,430
Amortization of deferred drydocking and survey costs	82,893	60,720
Amortization of debt premium and discounts	3,931	5,129
Amortization of below market contracts	(981)	(3,929)
Unrealized foreign exchange (gain) loss	(21,076)	2,186
Deferred income taxes provision (benefit)	(11,569)	56
Gain on asset dispositions, net	(8,598)	(13,090)
Loss on early extinguishment of debt	27,101	—
Stock-based compensation expense	11,029	9,795
Changes in assets and liabilities:
Trade and other receivables	(8,791)	(24,733)
Accounts payable	(28,806)	19,127
Accrued expenses	195	(4,623)
Deferred drydocking and survey costs	(84,722)	(115,584)
Other, net	38,281	(12,704)
Net cash provided by operating activities	226,148	182,433
Cash flows from investing activities:
Proceeds from asset dispositions	12,288	14,868
Proceeds from sale of notes	660	2,208
Additions to properties and equipment	(20,614)	(23,046)
Net cash used in investing activities	(7,666)	(5,970)
Cash flows from financing activities:
Proceeds from issuance of shares	—	2
Issuance of long-term debt	650,000	—
Principal payments on long-term debt	(640,128)	(89,007)
Purchase of common stock	(90,089)	(46,639)
Payments on finance leases	(5,537)	—
Debt extinguishment premium	(19,589)	—
Debt issuance costs	(18,985)	(193)
Share based awards reacquired to pay taxes	(8,039)	(28,528)
Net cash used in financing activities	(132,367)	(164,365)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	15,960	113
Net change in cash, cash equivalents and restricted cash	102,075	12,211
Cash, cash equivalents and restricted cash at beginning of period	329,031	277,965
Cash, cash equivalents and restricted cash at end of period	$431,106	$290,176

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$47,234	$54,081
Income taxes	$41,944	$45,641
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$10,727	$—
Recognition of finance leases	$23,396	$—
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$11,479	$—

Cash, cash equivalents and restricted cash at September 30, 2025 includes $2.9 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at June 30, 2025	$50	$1,656,626	$(524,235)	$7,273	$(3,487)	$1,136,227
Total comprehensive income (loss)	—	—	(806)	621	(212)	(397)
Amortization of share-based awards	—	3,194	—	—	—	3,194
Balance at September 30, 2025	$50	$1,659,820	$(525,041)	$7,894	$(3,699)	$1,139,024

Balance at June 30, 2024	$52	$1,649,523	$(573,390)	$5,062	$(2,260)	$1,078,987
Total comprehensive income (loss)	—	—	46,371	(470)	(380)	45,521
Repurchase and retirement of common stock	—	—	(14,172)	—	—	(14,172)
Amortization of share-based awards	—	3,504	—	—	—	3,504
Balance at September 30, 2024	$52	$1,653,027	$(541,191)	$4,592	$(2,640)	$1,113,840

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2024	$52	$1,656,830	$(548,831)	$6,060	$(2,926)	$1,111,185
Total comprehensive income (loss)	—	—	114,777	1,834	(773)	115,838
Repurchase and retirement of common stock	(2)	—	(90,987)	—	—	(90,989)
Amortization of share-based awards	—	2,990	—	—	—	2,990
Balance at September 30, 2025	$50	$1,659,820	$(525,041)	$7,894	$(3,699)	$1,139,024

Balance at December 31, 2023	$52	$1,671,759	$(637,838)	$5,266	$(1,542)	$1,037,697
Total comprehensive income (loss)	—	—	143,751	(674)	(1,098)	141,979
Issuance of common stock	1	1	—	—	—	2
Repurchase and retirement of common stock	(1)	—	(47,104)	—	—	(47,105)
Amortization of share-based awards	—	(18,733)	—	—	—	(18,733)
Balance at September 30, 2024	$52	$1,653,027	$(541,191)	$4,592	$(2,640)	$1,113,840

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Revision of Previously Issued Financial Statements

We identified a misclassification of the effects of exchange rate changes on cash and cash equivalent balances on our Consolidated Statements of Cash Flows. The effects of exchange rate changes on cash and cash equivalent balances were not previously presented as a separate item in the reconciliation of the net change in cash, cash equivalents and restricted cash in our Statements of Cash Flows, but rather included as a component of net cash provided by operating activities. We assessed the impact of the misclassification and determined it was not material to any previously issued financial statements.

Accordingly, we have elected to revise our Consolidated Statements of Cash Flows to reflect the effects of exchange rate changes on cash and cash equivalent balances for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 and our Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2024,  June 30, 2024,  September 30, 2024,  March 31, 2025 and June 30, 2025.

This revision increased cash provided by operating activities with a corresponding offset amount reflected in the effects of exchange rate changes on cash, cash equivalents and restricted cash by $1.0 million for the twelve months ended December 31, 2022, $2.3 million for the three months ended March 31, 2024, $3.6 million for the six months ended June 30, 2024 and $8.6 million for the twelve months ended December 31, 2024.

This revision decreased cash provided by operating activities with a corresponding offset amount reflected in the effects of exchange rate changes on cash, cash equivalents and restricted cash by $0.5 million for the twelve months ended December 31, 2023, $0.1 million for the nine months ended September 30, 2024, $5.6 million for the three months ended March 31, 2025 and $17.3 million for the six months ended June 30, 2025.

The revision had no impact on our previously reported consolidated net income; comprehensive income (loss); financial position; net change in cash, cash equivalents, and restricted cash; or total cash, cash equivalents, and restricted cash as previously reported on our Consolidated Statements of Cash Flows.

(2)	RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted this standard on December 31, 2024 and we have included the required disclosures in Note (13) - “Segment and Geographical Distribution of Operations” for the three and nine months ending September 30, 2025 and 2024, respectively.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software to modernize the accounting for software costs to better align the accounting with how software is currently developed. Under this standard, software costs are capitalized once management (i) has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the intended function. This guidance is effective for annual and interim periods beginning after December 15, 2027. We are currently evaluating the effect of the standard on our consolidated financial statements.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2025 is as follows:

Trade
(In Thousands)	and Other
Receivables
Balance at January 1, 2025	$3,184
Current period credit for expected credit losses	(145)
Balance at September 30, 2025	$3,039

(4)	REVENUE RECOGNITION

See Note (13) - “Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2025, we had $0.1 million of deferred mobilization costs included within Prepaid expenses and other current assets and $0.8 million of deferred mobilization costs included in Other assets. At December 31, 2024, we had $1.1 million of deferred mobilization costs included with Prepaid expenses and other current assets and $0.6 million of deferred mobilization costs included in Other assets.

At September 30, 2025, we had $3.9 million of deferred mobilization revenue included within Accrued expenses and $3.6 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2025 through 2027. At December 31, 2024, we have $9.4 million of deferred mobilization revenue included within Accrued expenses and $2.1 million of deferred mobilization revenue included in Other liabilities.

During the nine months ended September 30, 2025, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $8.6 million. The amount of revenue recognized in the prior year period was immaterial.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the nine months ended September 30, 2025 and 2024, and for the three months ended September 30, 2024, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants and restricted stock units.

For the three months ended September 30, 2025, we reported a net loss from operations. Our basic and diluted earnings per share for this quarter are based on our weighted average common shares outstanding.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	September 30, 2025	September 30, 2024
Balance at June 30, 2025 and 2024	$7,273	$5,062
Unrealized gain on note receivable	—	130
Pension benefits recognized in OCI	621	(600)
Balance at September 30, 2025 and 2024	$7,894	$4,592

(In Thousands)	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance at December 31, 2024 and 2023	$6,060	$5,266
Unrealized gain on note receivable	—	283
Pension benefits recognized in OCI	1,834	(957)
Balance at September 30, 2025 and 2024	$7,894	$4,592

Dilutive Equity Instruments

The following table presents the outstanding number of common shares, “in-the-money” warrants and restricted stock units:

Total shares outstanding including warrants and restricted stock units	September 30, 2025	September 30, 2024
Common shares outstanding	49,562,017	52,322,461
New creditor warrants (strike price $0.001 per common share)	21,400	76,175
GulfMark creditor warrants (strike price $0.01 per common share)	53,555	77,313
Restricted stock units	600,759	695,576
Total	50,237,731	53,171,525

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

Common Stock Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. During the nine months ended September 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. No shares were repurchased during the three months ended September 30, 2025. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax.

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

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (Act) and commonly referred to as the One Big Beautiful Bill Act (OBBBA). The impact of the OBBBA on our consolidated financial statements is the modification to the Adjusted Taxable Income (ATI) for purposes of calculating the new limitation on interest expense. We do not expect this to have a material effect on our consolidated financial statements.

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

For the nine months ended September 30, 2025, income tax expense reflects tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits and the impact of Pillar Two. The total expense accrual related to Pillar 2 is approximately $11.0 million as of September 30, 2025.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment considerations related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2024, our balance sheet reflected approximately $533.5 million of net deferred tax assets prior to a valuation allowance of $533.0 million. As of September 30, 2025, we had net deferred tax assets of approximately $524.0 million prior to a valuation allowance of $511.9 million. The net deferred tax assets as of September 30, 2025 includes $51.2 million of deferred tax assets from the 2022 Swire Pacific Offshore acquisition offset by a valuation allowance of $51.2 million. Our ability to utilize U.S. net operating losses (NOLs) in the current period was primarily driven by activity in international jurisdictions that generated income subject to U.S. tax. Our ability to utilize U.S. NOLs in future periods is likely to be impacted by the extent to which we will generate such income in future periods which will be influenced by a variety of factors including the jurisdictions in which our vessels operate and the extent to which we are impacted by various global minimum tax initiatives that are adopted in those jurisdictions.

During the nine months ended September 30, 2025, we generated a deferred tax benefit of $16.2 million, primarily related to a $27.0 million reduction of our valuation allowance due to changes in the balance of relevant positive and negative evidence when assessing the realization of our U.S. NOLs. Considering all available evidence, including the three-year cumulative financial taxable income position, our future taxable income evidence and the domestic tax impact given our current operating structure, we determined that sufficient positive evidence existed to conclude that this portion of the valuation allowance on the U.S. NOL deferred tax asset was no longer needed. We intend to maintain a valuation allowance on a substantial portion of our deferred tax assets until sufficient evidence supports a reversal. This tax benefit is included within Other assets on our Condensed Consolidated Balance Sheet as of September 30, 2025 and as a component of tax expense in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to December 2020. We are subject to ongoing examinations by various foreign tax authorities and do not believe the results of these examinations will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(7)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. Actuarial valuations are performed annually. We contributed $0.9 million and zero to the pension plan during the nine months ended September 30, 2025 and 2024, respectively, and expect to contribute an additional $0.1 million to the pension plan during the remainder of 2025.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants in 2010. We contributed $0.9 million and $1.1 million to the supplemental plan for the nine months ended September 30, 2025 and 2024, respectively, and expect to contribute $0.3 million during the remainder of 2025. Our estimated obligations under the supplemental plan were $14.3 million and $16.3 million at September 30, 2025 and  December 31, 2024, respectively, and are included in “accrued expenses” and “other liabilities” in the Condensed Consolidated Balance Sheets.

Net Periodic Benefit Costs

The net periodic benefit cost for our pension plans and supplemental plan (collectively, Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pension Benefits:
Interest cost	$618	$629	$1,855	$1,889
Expected return on plan assets	(458)	(444)	(1,373)	(1,334)
Amortization of net actuarial gains	(55)	(30)	(165)	(91)
Net periodic pension cost	$105	$155	$317	$464

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	September 30, 2025	December 31, 2024
Senior bonds:
9.125% Senior Notes due July 2030 (A)	$650,000	$—
Vessel Facility Agreements	21,897	10,387
Senior Secured Term Loan (B)	—	212,500
10.375% Senior Unsecured Notes due July 2028 (C)	—	250,000
8.50% Senior Secured Notes due November 2026 (D)	—	175,000
	$671,897	$647,887
Debt discount and issuance costs	(16,255)	(10,791)
Less: Current portion of long-term debt	(5,840)	(65,386)
Total long-term debt	$649,802	$571,710

(A)	As of September 30, 2025, the fair value (Level 1) of the 9.125% Senior Notes due July 2030 was $697.1 million. The fair value is obtained from public transaction activity.
(B)	As of December 31, 2024, the fair value (Level 3) of the Senior Secured Term Loan was $218.2 million. The Level 3 fair value is derived from discounted present value calculations.
(C)

As of  December 31, 2024, the fair value (Level 1) of the 10.375% Senior Unsecured Notes due July 2028 was $266.1 million. The fair value is obtained from public transaction activity on the Nordic ABM exchange (XOAM).

(D)	As of December 31, 2024, the fair value (Level 1) of the 8.50% Senior Secured Notes due November 2026 was $180.8 million. The fair value is obtained from public transaction activity on the XOAM.

On July 7, 2025, all amounts outstanding, including accrued interest, under the Senior Secured Term Loan, the 10.375% Senior Unsecured Notes due July 2028 and the 8.50% Senior Secured Notes due November 2026 (Extinguished Debt) were redeemed and paid in full in conjunction with the issuance of the 2030 Notes described below. All collateral, security and guarantees related to the Extinguished Debt were released in conjunction with the repayment. In addition, the holders of the Senior Unsecured Notes and the 2026 Notes received redemption premiums totaling $15.0 million and $4.5 million, respectively. We also wrote off approximately $7.5 million in discount and debt issue costs related to the Extinguished Debt, resulting in a $27.1 million loss on early extinguishment of debt which is recorded in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025.

9.125% Senior Notes due July 2030

On July 7, 2025, we, certain of our subsidiaries (Guarantors), and Wilmington Trust, National Association, as trustee (Trustee), entered into an indenture (Indenture), pursuant to which we issued $650.0 million in aggregate principal amount of 9.125% Senior Notes due 2030 (2030 Notes). The 2030 Notes are unconditionally guaranteed on a senior unsecured basis by the Guarantors.

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

Revolving Credit Facility

On July 7, 2025, we and the Guarantors entered into a credit agreement with DNB Bank ASA, New York Branch, as facility agent and security trustee, and a syndicate of lenders providing for a $250.0 million senior secured revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility matures on April 15, 2030, and replaced our previous $25.0 million credit facility. Amounts borrowed under the Revolving Credit Facility are subject to an interest rate per annum equal to (i) for Term Secured Overnight Financing Rate (Term SOFR) advances, the aggregate of (a) the Term SOFR for the relevant interest period, plus (b) an applicable margin ranging from 250 to 350 basis points, depending on our total net leverage ratio (Margin); or (ii) for Alternate Base Rate (ABR) advances, the aggregate of (a) the ABR Rate, which equals the highest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Rate in effect on such day plus 0.50%, (3) Term SOFR plus 1.00%, and (4) 1.00%. The Revolving Credit Facility also requires payment of quarterly customary unused commitment fees and if utilized, certain letter of credit and fronting fees.

The Revolving Credit Facility contains customary affirmative and negative covenants, representations and warranties, and events of default, along with the following three financial covenants: (i) a minimum liquidity test that the sum of consolidated cash and available commitments under the Revolving Credit Facility shall not be less than the greater of $20.0 million or 10% of net interest-bearing debt as defined in the agreement; (ii)  the ratio of net interest bearing debt to consolidated earnings before depreciation and amortization, interest and other debt costs, net and income tax expense shall be equal to or less than 3 to 1; and (iii) the aggregate fair market value of the collateral vessels divided by the total outstanding debt shall be at least 2.5 to 1. We are currently in compliance with these financial covenants.

Vessel Facility Agreements

We signed agreements for the construction of ten new vessels, all of which have been delivered as of September 30, 2025. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bear interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing six months following delivery of the respective vessels. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

Extinguished Debt

Senior Secured Term Loan

On June 30, 2023, Tidewater entered into a Credit Agreement, by and among Tidewater, as parent guarantor, TDW International Vessels (Unrestricted), LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tidewater (TDW International), as borrower, certain other unrestricted subsidiaries of Tidewater, as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch (DNB Bank), as facility agent and DNB Markets, Inc. (DNB Markets), as bookrunner and mandated lead arranger (Senior Secured Term Loan), which was fully drawn on  July 5, 2023, in a single advance of $325.0 million.

The Senior Secured Term Loan was composed of a Tranche A loan and a Tranche B loan, each maturing on July 5, 2026. The Tranche A loan bore interest at Term SOFR plus 5% initially, increasing to 8% over the term. The Tranche B loan bore interest at Term SOFR plus 3.75%. The security for the Senior Secured Term Loan included mortgages over the vessels we acquired from Solstad Offshore ASA (Solstad) on July 5, 2023, along with associated assignments of insurances and assignments of earnings in respect of such vessels, a pledge of 100% of the equity interests in TDW International, a pledge of 66% of the equity interests in TDW International Unrestricted, Inc., an indirect wholly owned subsidiary of the company, and negative pledges over certain vessels indirectly owned by TDW International Unrestricted, Inc. The obligations of the borrower were guaranteed by Tidewater, subject to a cap equal to 50% of the aggregate purchase price for the Solstad vessels.

10.375% Senior Unsecured Notes due July 2028

On July 3, 2023, Tidewater completed an offering of $250.0 million aggregate principal amount of senior unsecured bonds in the Nordic bond market (Senior Unsecured Notes). The bonds were privately placed outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended.

The Senior Unsecured Notes would have matured on July 3, 2028 and accrued interest at a rate of 10.375% per annum payable semi-annually in arrears on January 3 and July 3 of each year, beginning January 3, 2024. Prepayment of the Senior Unsecured Notes prior to July 3, 2025 was subject to a prepayment premium starting at 6.0% that declined over time.

8.5% Senior Secured Notes due November 2026

The 8.5% Senior Secured Notes due November 2026 (2026 Notes) totaling $175.0 million in aggregate principal amount, were issued pursuant to the Note Terms, dated as of November 15, 2021 (Note Terms), among us and Nordic Trustee AS, as Trustee and Security Agent. Repayment of the 2026 Notes was guaranteed by certain wholly owned U.S. subsidiaries named as guarantors therein (2026 Guarantors).

The 2026 Notes were secured by: (i) mortgages over the vessels owned by the 2026 Guarantors, the equipment part of such vessels, and related rights to insurance on all of the foregoing; (ii) our intercompany claims of the 2026 Guarantors against a Restricted Group Company (defined as Tidewater, Tidewater Marine International, Inc. (TMII) and the 2026 Guarantors); (iii) bank accounts that contain vessel collateral proceeds or the periodic deposits to the debt service reserve account; (iv) collateral assignments of the rights of the 2026 Guarantors under certain long term charter contracts now existing or hereafter arising; and (v) all of the equity interests of the 2026 Guarantors and 66% of the equity interests of TMII.

The 2026 Notes would have matured on November 16, 2026 and accrued interest at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year. Prepayment of the 2026 Notes after May 16, 2025 was subject to a 2.55% prepayment premium that stepped down by 0.85% at each six-month interval thereafter.

(9)	COMMITMENTS AND CONTINGENCIES

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in U.S. dollars, subjecting us to heightened currency risk and restrictions on the repatriation of cash. As a result, we have accumulated cash in these countries. We continue to take steps to mitigate this additional foreign currency and repatriation risk with a focus on reducing cash balances denominated in currencies other than the U.S. dollar. Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related losses in our statements of operations. During the nine months ending September 30, 2025, we entered into derivative contracts to assist us in managing our foreign currency risk. See Note (10) - “Fair Value Measurements” and Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

Legal Proceedings

In 2009, on behalf of the Venezuelan government, Petróleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela, took possession of our assets and operations in Venezuela. In connection with this expropriation, we fully wrote-down our Venezuelan assets and initiated international arbitration. In 2019, we converted our final international award into a U.S. federal court judgement, which we perfected pursuant to a writ of attachment against the shares held by PDVSA in PDV Holding, Inc. (PDVH), the parent company of CITGO Petroleum Corporation. The Delaware District Court (Court) ordered a public sale of the PDVH shares to satisfy the various judgments against Venezuela in Crystallex International Corp. v. Bolivarian Republic of Venezuela, No. 17-mc-151-LPS (D. Del.). On  July 2, 2025, the court appointed Special Master filed its final recommendation for the winning bid in the sale, which included listing the Tidewater subsidiaries holding judgment as the second most senior creditors. The Court appointed Special Master has recommended a purchaser in the sale, and the Court held hearings in September and October 2025 to determine whether to adopt the Special Master’s recommendation. A Sale Order by the Court is expected before the end of 2025. Our judgment, including interest, was approximately $78.6 million as of  September 30, 2025.

The approval and closing of any sale of the PDVH shares and the collection of our judgement, if at all, are highly uncertain and present significant practical and legal challenges, including, without limitation, OFAC approval and claims filed by other creditors of Venezuela. We can provide no assurances regarding the timing or ultimate outcome of this case. As of September 30, 2025, no amount had been recorded in our financial statements related to this gain contingency.

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

We periodically enter into derivative contracts to manage our exposure to foreign currency risk. These derivative contracts, which are placed with major financial institutions, generally take the form of forward contracts with a duration of less than 12 months. We report derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. We generally do not designate our derivative instruments as hedges for accounting purposes, therefore, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of foreign exchange gains (losses) in the Condensed Consolidated Statements of Operations.

We held derivative instruments related to foreign exchange contracts recorded as current liabilities, which were measured at their approximate fair value of $2.6 million (Level 2) as of September 30, 2025. See Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of September 30, 2025, our property and equipment consisted primarily of 209 owned vessels located around the world. As of  December 31, 2024, our property and equipment consisted primarily of 211 owned vessels. During the nine months ending  September 30, 2025, we sold 10 vessels and other assets for approximately $12.3 million in proceeds and recognized a net gain of $8.6 million on the dispositions. During the nine months ending September 30, 2024, we sold four vessels and other assets for approximately $14.9 million in proceeds and recognized a net $13.1 million gain on the dispositions.

During the three months ending September 30, 2025, we exercised our purchase option under a bareboat charter agreement to acquire a vessel for $4.9 million. Additionally, we gave notice of our intent to acquire another vessel currently under a bareboat charter agreement. As a result, we classified the bareboat charter agreement as a finance lease valued at $19.9 million. The right of use asset is included in Other assets and the finance lease liability is included in Other current liabilities in our Condensed Consolidated Balance Sheet as at September 30, 2025.

A summary of properties and equipment is as follows:

(In Thousands)
	September 30, 2025	December 31, 2024
Properties and equipment:
Vessels and related equipment	$1,748,463	$1,727,197
Other properties and equipment	34,356	28,969
	1,782,819	1,756,166
Less accumulated depreciation and amortization	678,316	571,884
Properties and equipment, net	$1,104,503	$1,184,282

A summary of accrued expenses is as follows:

(In Thousands)
	September 30, 2025	December 31, 2024
Payroll and related payables	$42,558	$43,256
Accrued vessel expenses	50,334	42,762
Accrued interest expense	14,216	16,727
Other accrued expenses	23,771	27,149
	$130,879	$129,894

A summary of other current liabilities is as follows:

(In Thousands)
	September 30, 2025	December 31, 2024
Taxes payable	$64,725	$48,122
Finance lease liability	19,877	—
Other	12,560	16,826
	$97,162	$64,948

A summary of other liabilities is as follows:

(In Thousands)
	September 30, 2025	December 31, 2024
Pension liabilities	$14,687	$17,525
Liability for uncertain tax positions	25,107	24,582
Other	23,800	18,289
	$63,594	$60,396

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the second and third quarter of 2025, we entered into foreign currency contracts to sell Euros at future defined dates and at fixed exchange rates, to limit our exposure to losses related to the revaluation of non-USD cash balances held in certain African currencies that are marked to the Euro. We did not designate these contracts as hedges for accounting purposes.

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair value of our derivative instruments was as follows:

(In Thousands)
	September 30, 2025	December 31, 2024
Euro forward exchange contracts
Other current liabilities	$2,621	$—

We recognized realized and unrealized (gains) losses on derivative instruments not designated as hedging instruments of ($0.4) million and $2.9 million for the three and nine months ended  September 30, 2025, respectively. We held no derivative instruments during 2024.

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

The following tables provide a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total for the three and nine months ended September 30, 2025 and 2024. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Americas:
Vessel revenues	$76,913	$64,606	$200,523	$201,689

Vessel operating costs:
Crew costs	22,634	21,646	59,726	69,026
Repair and maintenance	5,350	5,227	14,446	15,406
Insurance	570	571	1,492	1,528
Fuel, lube and supplies	2,464	3,165	7,296	10,681
Other	4,598	5,921	20,692	17,596
Total vessel operating costs	35,616	36,530	103,652	114,237
General and administrative expense	3,720	3,695	11,047	10,441
Depreciation and amortization	12,923	11,082	36,033	33,438
Vessel operating profit	24,654	13,299	49,791	43,573

Additions to properties and equipment	$396	$594	$2,682	$5,577

Total assets	$421,427	$353,495	$421,427	$353,495

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Asia Pacific:
Vessel revenues	$53,786	$56,283	$147,710	$159,285

Vessel operating costs:
Crew costs	20,887	24,685	59,736	67,014
Repair and maintenance	3,842	3,834	9,477	9,695
Insurance	330	327	830	878
Fuel, lube and supplies	2,443	2,560	5,999	6,832
Other	2,768	2,396	7,203	7,855
Total vessel operating costs	30,270	33,802	83,245	92,274
General and administrative expense	2,362	2,365	6,832	6,575
Depreciation and amortization	5,824	4,824	16,845	13,366
Vessel operating profit	15,330	15,292	40,788	47,070

Additions to properties and equipment	$124	$695	$1,091	$1,754

Total assets	$155,383	$180,786	$155,383	$180,786

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Middle East:
Vessel revenues	$42,035	$36,947	$125,552	$111,415

Vessel operating costs:
Crew costs	13,541	13,071	40,123	39,881
Repair and maintenance	4,556	4,625	12,917	13,433
Insurance	484	510	1,356	1,394
Fuel, lube and supplies	2,916	2,842	8,205	7,420
Other	4,242	6,000	13,491	19,144
Total vessel operating costs	25,739	27,048	76,092	81,272
General and administrative expense	2,686	2,928	8,470	8,397
Depreciation and amortization	8,616	7,871	23,539	22,959
Vessel operating profit	4,994	(900)	17,451	(1,213)

Additions to properties and equipment	$5,387	$(53)	$6,570	$1,253

Total assets	$186,655	$176,428	$186,655	$176,428

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Europe Mediterranean:
Vessel revenues	$83,740	$85,325	$261,225	$248,972

Vessel operating costs:
Crew costs	30,104	28,818	86,557	82,185
Repair and maintenance	7,481	7,279	19,928	19,830
Insurance	797	827	2,062	2,344
Fuel, lube and supplies	3,469	3,924	8,769	11,479
Other	4,805	4,974	15,730	13,684
Total vessel operating costs	46,656	45,822	133,046	129,522
General and administrative expense	3,479	3,222	10,527	9,406
Depreciation and amortization	22,253	23,918	69,695	67,795
Vessel operating profit	11,352	12,363	47,957	42,249

Additions to properties and equipment	$1,155	$3,128	$3,053	$9,850

Total assets	$591,310	$686,748	$591,310	$686,748

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
West Africa:
Vessel revenues	$82,017	$95,324	$271,038	$272,813

Vessel operating costs:
Crew costs	18,363	19,488	55,976	58,185
Repair and maintenance	7,407	4,589	17,759	13,281
Insurance	711	730	1,826	2,026
Fuel, lube and supplies	5,149	4,722	15,657	13,681
Other	6,219	5,923	21,210	18,245
Total vessel operating costs	37,849	35,452	112,428	105,418
General and administrative expense	2,833	2,367	8,267	6,798
Depreciation and amortization	15,917	13,979	47,295	38,322
Vessel operating profit	25,418	43,526	103,048	122,275

Additions to properties and equipment	$1,083	$356	$17,417	$1,937

Total assets	$504,844	$477,509	$504,844	$477,509

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
World Wide:
Revenues:
Vessel revenues	$338,491	$338,485	$1,006,048	$994,174
Other operating revenues	2,622	1,871	9,940	6,576
Total revenue	341,113	340,356	1,015,988	1,000,750

Vessel operating costs:
Crew costs	105,529	107,708	302,118	316,291
Repair and maintenance	28,636	25,554	74,527	71,645
Insurance	2,892	2,965	7,566	8,170
Fuel, lube and supplies	16,441	17,213	45,926	50,093
Other	22,632	25,214	78,326	76,524
Total vessel operating costs	176,130	178,654	508,463	522,723
Costs of other operating revenues	1,252	901	5,790	2,867
General and administrative expense	15,080	14,577	45,143	41,617
Depreciation and amortization	65,533	61,674	193,407	175,880
Operating profit	83,118	84,550	263,185	257,663
Corporate expenses	(21,047)	(14,655)	(53,163)	(40,782)
Gain on asset dispositions, net	580	51	8,598	13,090
Operating income	62,651	69,946	218,620	229,971

Segment additions to properties and equipment	$8,145	$4,720	$30,813	$20,371
Corporate additions to properties and equipment	1,878	992	5,429	2,675
Total additions to properties and equipment	$10,023	$5,712	$36,242	$23,046

Segment assets	$1,859,619	$1,874,966	$1,859,619	$1,874,966
Corporate assets	269,261	172,165	269,261	172,165
Total assets	$2,128,880	$2,047,131	$2,128,880	$2,047,131

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; fluctuations in macroeconomic and market conditions (including risks related to recession, inflation, supply chain constraints or disruptions, interest rates, and exchange rates); global trade trends, including evolving impacts from implementation of new tariffs and potential retaliatory measures; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; uncertainty around the use and impacts of artificial intelligence (AI) applications; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q (Form 10-Q) and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that will continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on February 27. 2025 (2024 Annual Report) and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

In certain places in this Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Form 10-Q, and discussed in our 2024 Annual Report as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our 2024 Annual Report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2024 Annual Report and elsewhere in this Form-10Q.

EXECUTIVE SUMMARY AND CURRENT BUSINESS OUTLOOK

Tidewater

We are one of the most experienced international operators in the offshore energy industry with a history spanning over 65 years. Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration activities, field development, production and maintenance, as well as windfarm development and maintenance. Our services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workovers, production activities, supporting field abandonment, dismantlement and restoration activities; offshore construction and seismic and subsea support; geotechnical survey support for windfarm construction; and a variety of other specialized services such as pipe and cable laying. In addition, we have one of the broadest geographic operating footprints in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships.

At September 30, 2025, we owned 209 vessels with an average age of 13.0 years available to serve the global offshore energy industry.

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

Fuel and lube costs can fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off-hire, drydockings, and changes in fuel prices. Generally, our customers are responsible for fuel costs when our vessels are on-hire, and we are responsible for fuel costs when our vessels are off-hire or in drydock. We also incur vessel operating costs aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, training costs, satellite communication fees, agent fees, port fees, freight and other miscellaneous costs. Brokers’ commissions are incurred primarily in our non-U.S. operations where brokers sometimes assist in obtaining work. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue.

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

Our outlook is largely driven by expectations for the worldwide demand for hydrocarbons, and expectations surrounding the demand for and the global supply of vessels that support the offshore energy industry. Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets, and in particular, the willingness of energy companies to spend on offshore operational activities and capital projects. This activity includes demand for floating drilling rigs, which also directly impacts our industry.

Oil and gas prices are affected by a host of geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities often require higher oil or gas prices to justify the higher expenditure levels of offshore activities compared to conventional onshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile. Over the past several years, oil and gas commodity pricing and the overall supply of and demand for oil and gas have been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) an ongoing war in eastern Europe between Russia and Ukraine, which includes sanctions on Russian oil production; (iii) an Israeli/Palestinian conflict that has resulted in increased disruption of shipping in the Middle East; (iv) Organization of Petroleum Exporting Countries Plus (OPEC+) production quotas, market share expectations and pricing considerations; (v) resource growth in non-OPEC+ nations; (vi) a capital allocation focus on returning capital to shareholders within the major oil and gas companies, thereby limiting funds previously available for resource development; (vii) economies of and monetary policies in major consuming nations; (viii) increased activism related to the perceived responsibility of the oil and gas sector for climate change; and (ix) more recently, U.S. trade policies that include substantial tariffs, causing increased market uncertainty and volatility. These factors, as well as numerous other regional conflicts in producing regions, have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. In the medium term, we continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased resource exploitation activities. We have experienced a sustained period of growth in offshore exploration and production in the past few years, which has been accompanied by much higher levels of activity and higher day rates for our vessels.

Multiple events during this year have introduced additional uncertainty to both the global economy and our business, including OPEC+ actions, tariffs, and regional conflicts. Determining the long-term impact of these events on our business and the industry continues to be challenging. Offshore drilling projects are typically long-cycle and do not immediately react to moderate increases or declines in oil and gas prices. However, sustained oil prices in the low $60s per barrel, may delay some drilling projects initially expected to commence in late 2025 and early 2026.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock or down for repair). Active utilization is calculated on all owned and bareboat chartered vessels except vessels held for sale and stacked vessels. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work and are included in the calculation of utilization rates. We had seven stacked vessels at September 30, 2025 and one stacked vessel at December 31, 2024. The increase in stacked vessels is primarily attributable to recently idled older crew boats.

Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Specifications of available equipment and the scope of service provided may also influence vessel day rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel operating cost per active days is calculated based on total available days less stacked days.

Total vessels in service include vessels not owned by us and under bareboat charter agreements. We had three such vessels to begin the year, but purchased one of the vessels in the third quarter now included in our owned vessel count. We gave notice to acquire one of the remaining vessels under bareboat charter, reclassifying it as a finance lease, also now included in our owned vessel count. The remaining vessel under bareboat charter is included in all vessel statistics but not included in our owned vessel count. These vessels affect the average vessel count in different degrees depending on when they were acquired or recorded as a finance lease.

Consolidated Results – Three Months Ended September 30, 2025 compared to June 30, 2025

(In Thousands except for statistics)	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change

Total revenue	$341,113	$341,431	$(318)	(0)%
Costs and expenses:
Vessel operating costs:
Crew costs	105,529	99,476	(6,053)	(6)%
Repair and maintenance	28,636	23,937	(4,699)	(20)%
Insurance	2,892	1,640	(1,252)	(76)%
Fuel, lube and supplies	16,441	15,107	(1,334)	(9)%
Other	22,632	27,194	4,562	17%
Total vessel operating costs	176,130	167,354	(8,776)	(5)%
Costs of other operating revenues	1,252	3,108	1,856	60%
General and administrative	35,256	31,213	(4,043)	(13)%
Depreciation and amortization	66,404	64,314	(2,090)	(3)%
Gain on asset dispositions, net	(580)	(5,480)	(4,900)	(89)%
Total costs and expenses	278,462	260,509	(17,953)	(7)%
Operating income	62,651	80,922	(18,271)	(23)%
Other income (expense):
Foreign exchange gain	1,277	11,703	(10,426)	(89)%
Interest income and other, net	455	2,103	(1,648)	(78)%
Loss on early extinguishment of debt	(27,101)	—	(27,101)	(100)%
Interest and other debt costs, net	(16,589)	(16,442)	(147)	(1)%
Total other expense	(41,958)	(2,636)	(39,322)	(1492)%
Income before income taxes	20,693	78,286	(57,593)	(74)%
Income tax expense	21,711	5,584	(16,127)	(289)%
Net income (loss)	(1,018)	72,702	(73,720)	(101)%
Net loss attributable to noncontrolling interests	(212)	(228)	16	7%
Net income (loss) attributable to Tidewater Inc.	$(806)	$72,930	$(73,736)	(101)%

Select operating statistics:
Utilization	75.8%	74.1%	1.7%
Active utilization	78.5%	76.4%	2.1%
Average vessel day rates	$22,798	$23,166	$(368)	(1.6)%
Vessel operating cost per active day	$9,279	$8,765	$(515)	(5.9)%
Average total vessels	213	215	(2)
Average stacked vessels	(7)	(6)	(1)
Average active vessels	206	209	(3)

Revenue:

●	Decrease primarily due to the slightly lower average day rates, partially offset by increased utilization.
●	The decrease in day rates was due to declines in demand in West Africa and Europe/Mediterranean.
●	We sold four older crew boats during the third quarter. These sales combined with lower drydock and off-hire days increased our utilization.

Vessel operating costs:

●

Increase primarily due to significantly higher crew and repairs costs. Higher crew costs were caused by a higher proportion of vessels working in Australia where operating costs are higher. Higher repair costs were related to several high-cost repairs in the third quarter. These increases were partially offset by lower other operating costs primarily related to insurance claims and the cost of a relief vessel in the second quarter.

General and administrative:

●	Increase primarily due to higher professional fees.

Depreciation and amortization:

●	Increase primarily due to higher drydock activity.

Gain on asset dispositions, net:

●	During the third quarter of 2025, we sold four vessels for approximately $1.2 million in proceeds and recognized a net gain of $0.6 million on the dispositions. During the second quarter of 2025, we sold four vessels for approximately $7.3 million in proceeds and recognized a net gain of $5.5 million on the dispositions.

Interest income and other, net:

●	No significant variances.

Loss on early extinguishment of debt:

●	Increase primarily due to the early redemption premiums incurred in conjunction with the redemption of the 10.375% Senior Unsecured Notes due July 2028 and the 8.5% Senior Secured Notes due 2026.

Interest expense:

●	No significant variances.

Foreign exchange gains (losses):

●

Our foreign exchange gains in the third and second quarters of 2025 were primarily the result of the settlement and revaluation of various foreign currency balances due to the weakening of the U.S. Dollar, largely in the second quarter, against the Central and West African Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for the three months ended September 30, 2025 includes the impact from Pillar Two and taxes on our operations in foreign countries. The increase in income taxes for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, was primarily driven by the full release of the valuation allowance in the U.S. on net operating losses in the three months ended June 30, 2025.

Segment results for three months ended September 30, 2025 compared to June 30, 2025

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change

Total revenue	$76,913	$68,758	$8,155	12%
Costs and expenses:
Vessel operating costs:
Crew costs	22,634	19,652	(2,982)	(15)%
Repair and maintenance	5,350	4,830	(520)	(11)%
Insurance	570	351	(219)	(62)%
Fuel, lube and supplies	2,464	2,215	(249)	(11)%
Other	4,598	5,965	1,367	23%
Total vessel operating costs	35,616	33,013	(2,603)	(8)%
General and administrative	3,720	3,785	65	2%
Depreciation and amortization	12,923	11,718	(1,205)	(10)%
Vessel operating profit	$24,654	$20,242	$4,412	22%

Select operating statistics:
Utilization	79.4%	75.8%	3.6%
Active utilization	84.3%	80.5%	3.8%
Average vessel day rates	$30,487	$29,526	$961	3.3%
Vessel operating cost per active day	$11,882	$11,385	$(497)	(4.4)%
Average total vessels	35	34	1
Average stacked vessels	(2)	(2)	—
Average active vessels	33	32	1

Revenue:

●	Increase primarily driven by higher active utilization and higher average day rates.
●	Utilization increased as idle time, drydock days and mobilization days decreased, partially offset by an increase in repair days.

Vessel operating costs:

●	Increase primarily due to higher crew costs related to vessels mobilizing to the segment.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to a vessel mobilized into the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change

Total revenue	$53,786	$45,696	$8,090	18%
Costs and expenses:
Vessel operating costs:
Crew costs	20,887	18,518	(2,369)	(13)%
Repair and maintenance	3,842	3,365	(477)	(14)%
Insurance	330	176	(154)	(88)%
Fuel, lube and supplies	2,443	1,789	(654)	(37)%
Other	2,768	2,317	(451)	(19)%
Total vessel operating costs	30,270	26,165	(4,105)	(16)%
General and administrative	2,362	2,050	(312)	(15)%
Depreciation and amortization	5,824	5,703	(121)	(2)%
Vessel operating profit	$15,330	$11,778	$3,552	30%

Select operating statistics:
Utilization	74.5%	67.9%	6.6%
Active utilization	74.5%	67.9%	6.6%
Average vessel day rates	$39,196	$37,372	$1,824	4.9%
Vessel operating cost per active day	$16,460	$14,560	$(1,900)	(13.0)%
Average total vessels	20	20	—
Average stacked vessels	—	—	—
Average active vessels	20	20	—

Revenue:

●	Increase primarily driven by higher utilization and higher average day rates.
●	Utilization increased due to lower idle and repair days.

Vessel operating costs:

●	Increase primarily due to higher crew costs caused by a higher proportion of vessels working in Australia where operating costs are higher.

General and administrative expense:

●	Increase is largely due to separation costs in the third quarter.

Depreciation and amortization expense:

●	No significant variances.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change

Total revenue	$42,035	$40,215	$1,820	5%
Costs and expenses:
Vessel operating costs:
Crew costs	13,541	13,302	(239)	(2)%
Repair and maintenance	4,556	4,261	(295)	(7)%
Insurance	484	343	(141)	(41)%
Fuel, lube and supplies	2,916	3,250	334	10%
Other	4,242	4,661	419	9%
Total vessel operating costs	25,739	25,817	78	0%
General and administrative	2,686	2,847	161	6%
Depreciation and amortization	8,616	7,657	(959)	(13)%
Vessel operating profit	$4,994	$3,894	$1,100	28%

Select operating statistics:
Utilization	80.3%	79.8%	0.5%
Active utilization	80.3%	79.8%	0.5%
Average vessel day rates	$13,228	$12,877	$351	2.7%
Vessel operating cost per active day	$6,506	$6,598	$91	1.4%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Increase primarily driven by higher utilization and higher average day rates.
●	Utilization increased primarily due to lower repair and idle days, partially offset by higher drydock days.

Vessel operating costs:

●	No significant variances.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change

Total revenue	$83,740	$99,280	$(15,540)	(16)%
Costs and expenses:
Vessel operating costs:
Crew costs	30,104	29,342	(762)	(3)%
Repair and maintenance	7,481	5,736	(1,745)	(30)%
Insurance	797	417	(380)	(91)%
Fuel, lube and supplies	3,469	2,153	(1,316)	(61)%
Other	4,805	6,187	1,382	22%
Total vessel operating costs	46,656	43,835	(2,821)	(6)%
General and administrative	3,479	3,385	(94)	(3)%
Depreciation and amortization	22,253	22,833	580	3%
Vessel operating profit	$11,352	$29,227	$(17,875)	(61)%

Select operating statistics:
Utilization	87.5%	93.3%	(5.8)%
Active utilization	87.5%	93.3%	(5.8)%
Average vessel day rates	$20,752	$23,275	$(2,523)	(10.8)%
Vessel operating cost per active day	$10,137	$9,606	$(531)	(5.5)%
Average total vessels	50	50	—
Average stacked vessels	—	—	—
Average active vessels	50	50	—

Revenue:

●	Decrease primarily driven by lower average day rates and lower utilization.
●	Average day rate decreases are largely due to decreased demand.
●	Active utilization decreased due to higher idle and repair days.

Vessel operating costs:

●	Increase primarily due to higher repair costs and higher fuel costs largely related to greater idle time and drydock time.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Decrease primarily due to lower drydock amortization as a result of net vessel transfers.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change

Total revenue	$82,017	$82,909	$(892)	(1)%
Costs and expenses:
Vessel operating costs:
Crew costs	18,363	18,662	299	2%
Repair and maintenance	7,407	5,745	(1,662)	(29)%
Insurance	711	353	(358)	(101)%
Fuel, lube and supplies	5,149	5,700	551	10%
Other	6,219	8,064	1,845	23%
Total vessel operating costs	37,849	38,524	675	2%
General and administrative	2,833	2,888	55	2%
Depreciation and amortization	15,917	15,480	(437)	(3)%
Vessel operating profit	$25,418	$26,017	$(599)	(2)%

Select operating statistics:
Utilization	62.3%	57.6%	4.7%
Active utilization	67.9%	61.6%	6.3%
Average vessel day rates	$21,940	$23,035	$(1,095)	(4.8)%
Vessel operating cost per active day	$6,741	$6,480	$(261)	(4.0)%
Average total vessels	65	68	(3)
Average stacked vessels	(5)	(4)	(1)
Average active vessels	60	64	(4)

Revenue:

●	Decrease primarily driven by lower average day rates, partially offset by increased active utilization.
●	Decreased drydock and idle days contributed to the increase in utilization.

Vessel operating costs:

●	Decrease primarily due to lower other costs related to a relief vessel in the second quarter, partially offset by higher repair costs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

Consolidated Results – Nine Months Ended September 30, 2025 compared to September 30, 2024

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Total revenue	$1,015,988	$1,000,750	$15,238	2%
Costs and expenses:
Vessel operating costs:
Crew costs	302,118	316,291	14,173	4%
Repair and maintenance	74,527	71,645	(2,882)	(4)%
Insurance	7,566	8,170	604	7%
Fuel, lube and supplies	45,926	50,093	4,167	8%
Other	78,326	76,524	(1,802)	(2)%
Total vessel operating costs	508,463	522,723	14,260	3%
Costs of other operating revenues	5,790	2,867	(2,923)	(102)%
General and administrative	95,563	80,129	(15,434)	(19)%
Depreciation and amortization	196,150	178,150	(18,000)	(10)%
Gain on asset dispositions, net	(8,598)	(13,090)	(4,492)	(34)%
Total costs and expenses	797,368	770,779	(26,589)	(3)%
Operating income	218,620	229,971	(11,351)	(5)%
Other income (expense):
Foreign exchange gain (loss)	20,549	(939)	21,488	2,288%
Interest income and other, net	4,715	3,686	1,029	28%
Loss on early extinguishment of debt	(27,101)	—	(27,101)	(100)%
Interest and other debt costs, net	(49,375)	(56,225)	6,850	12%
Total other expense	(51,212)	(53,478)	2,266	4%
Income before income taxes	167,408	176,493	(9,085)	(5)%
Income tax expense	53,404	33,840	(19,564)	(58)%
Net income	114,004	142,653	(28,649)	(20)%
Net loss attributable to noncontrolling interests	(773)	(1,098)	325	30%
Net income attributable to Tidewater Inc.	$114,777	$143,751	$(28,974)	(20)%

Select operating statistics:
Utilization	75.3%	79.4%	(4.1)%
Active utilization	77.8%	79.7%	(1.9)%
Average vessel day rates	$22,753	$20,959	$1,794	8.6%
Vessel operating cost per active day	$8,918	$8,814	$(104)	(1.2)%
Average total vessels	214	217	(3)
Average stacked vessels	(7)	(1)	(6)
Average active vessels	207	216	(9)

Revenue:

●	Increase primarily due to increased day rates partially offset by lower active utilization as a result of higher idle days.
●	We took delivery of six new crew boats during the first nine months of 2025 and stacked some older crew boats. We sold ten older vessels, eight of which were crew boats.

Vessel operating costs:

●

Decrease primarily due to lower crew costs in Americas and Asia Pacific segments and lower fuel and supplies costs in Americas and Europe/Mediterranean segments. These cost reductions were partially offset by higher repair costs resulting from increased repair days and higher other operating costs primarily related to an accrual for a legal claim.

General and administrative:

●

Increase primarily due to higher personnel costs, higher stock compensation and charges associated with a transition and separation agreement. We also incurred higher professional fees in 2025 compared to 2024. In 2024, we had a significant recovery of bad debt expense that did not recur in 2025.

Depreciation and amortization:

●	Increase primarily due to higher amortization of drydock costs.

Gain on asset dispositions, net:

●	During the first nine months of 2025, we sold ten vessels for approximately $12.3 million in proceeds and recognized a net gain of $8.6 million on the dispositions. During the first nine months of 2024, we sold four vessels for approximately $14.9 million in proceeds and recognized a net gain of $13.1 million on the dispositions.

Interest income and other, net:

●	Increase primarily due to a Brazil legal case recovery, which included an interest component.

Loss on early extinguishment of debt:

●	Increase primarily due to the early redemption premiums incurred in conjunction with the redemption of the 10.375% Senior Unsecured Notes due July 2028 and the 8.5% Senior Secured Notes due 2026.

Interest expense:

●	Decrease due to lower debt levels as we made principal payments of $26.5 million in the first six months of 2025 which followed payments of $76.5 million in the third and fourth quarters of 2024. These principal payments were partially offset by $11.5 million in new debt related to the six crew boats delivered in 2025. In addition, in July 2025, we issued $650.0 million of 9.125% Senior Notes due 2030, and refinanced all of our long-term debt, except for the vessel facility debt. The new Senior Notes interest cost is not materially different than the interest cost associated with the previous debt on a monthly basis.

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

Segment results for nine months ended September 30, 2025 compared to September 30, 2024

Americas Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Total revenue	$200,523	$201,689	$(1,166)	(1)%
Costs and expenses:
Vessel operating costs:
Crew costs	59,726	69,026	9,300	13%
Repair and maintenance	14,446	15,406	960	6%
Insurance	1,492	1,528	36	2%
Fuel, lube and supplies	7,296	10,681	3,385	32%
Other	20,692	17,596	(3,096)	(18)%
Total vessel operating costs	103,652	114,237	10,585	9%
General and administrative	11,047	10,441	(606)	(6)%
Depreciation and amortization	36,033	33,438	(2,595)	(8)%
Vessel operating profit	$49,791	$43,573	$6,218	14%

Select operating statistics:
Utilization	73.4%	76.9%	(3.5)%
Active utilization	77.1%	77.5%	(0.4)%
Average vessel day rates	$29,661	$27,302	$2,359	8.6%
Vessel operating cost per active day	$11,808	$12,032	$225	1.9%
Average total vessels	33	35	(2)
Average stacked vessels	(2)	—	(2)
Average active vessels	31	35	(4)

Revenue:

●	Decrease primarily driven by a lower active vessel count and lower active utilization due to a decrease in vessel demand and vessel transfers, partially offset by higher average day rates.
●	Utilization decreased due to higher idle days, partially offset by lower drydock and repair days.

Vessel operating costs:

●

Decrease primarily due to lower crew costs associated with reduced manning levels resulting from higher idle days, a vessel transfer out of the segment and the sale of a vessel in the first nine months of 2025. This decrease was partially offset by an increase due to a legal claim accrual.

General and administrative expense:

●	Increase primarily due to a credit to bad debt expense in the first nine months of 2024.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Total revenue	$147,710	$159,285	$(11,575)	(7)%
Costs and expenses:
Vessel operating costs:
Crew costs	59,736	67,014	7,278	11%
Repair and maintenance	9,477	9,695	218	2%
Insurance	830	878	48	5%
Fuel, lube and supplies	5,999	6,832	833	12%
Other	7,203	7,855	652	8%
Total vessel operating costs	83,245	92,274	9,029	10%
General and administrative	6,832	6,575	(257)	(4)%
Depreciation and amortization	16,845	13,366	(3,479)	(26)%
Vessel operating profit	$40,788	$47,070	$(6,282)	(13)%

Select operating statistics:
Utilization	71.8%	80.9%	(9.1)%
Active utilization	71.8%	80.9%	(9.1)%
Average vessel day rates	$37,739	$34,176	$3,563	10.4%
Vessel operating cost per active day	$15,314	$16,116	$803	5.0%
Average total vessels	20	21	(1)
Average stacked vessels	—	—	—
Average active vessels	20	21	(1)

Revenue:

●	Decrease primarily driven by a lower vessel count and lower utilization, partially offset by higher average day rates.
●	Utilization decreased due to higher idle, drydock and repair days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs resulting from a lower proportion of vessels working in Australia where operating costs are significantly higher.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

Middle East Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Total revenue	$125,552	$111,415	$14,137	13%
Costs and expenses:
Vessel operating costs:
Crew costs	40,123	39,881	(242)	(1)%
Repair and maintenance	12,917	13,433	516	4%
Insurance	1,356	1,394	38	3%
Fuel, lube and supplies	8,205	7,420	(785)	(11)%
Other	13,491	19,144	5,653	30%
Total vessel operating costs	76,092	81,272	5,180	6%
General and administrative	8,470	8,397	(73)	(1)%
Depreciation and amortization	23,539	22,959	(580)	(3)%
Vessel operating profit	$17,451	$(1,213)	$18,664	1,539%

Select operating statistics:
Utilization	82.5%	83.5%	(1.0)%
Active utilization	82.5%	83.5%	(1.0)%
Average vessel day rates	$12,957	$11,299	$1,658	14.7%
Vessel operating cost per active day	$6,482	$6,879	$397	5.8%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Revenue:

●	Increase primarily driven by higher day rates, partially offset by slightly lower utilization.
●	Utilization decreased primarily due to higher drydock days.

Vessel operating costs:

●	Decrease primarily due to lower mobilization and training costs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Decrease due to fully amortizing certain vessel modifications required by a customer.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Total revenue	$261,225	$248,972	$12,253	5%
Costs and expenses:
Vessel operating costs:
Crew costs	86,557	82,185	(4,372)	(5)%
Repair and maintenance	19,928	19,830	(98)	(0)%
Insurance	2,062	2,344	282	12%
Fuel, lube and supplies	8,769	11,479	2,710	24%
Other	15,730	13,684	(2,046)	(15)%
Total vessel operating costs	133,046	129,522	(3,524)	(3)%
General and administrative	10,527	9,406	(1,121)	(12)%
Depreciation and amortization	69,695	67,795	(1,900)	(3)%
Vessel operating profit	$47,957	$42,249	$5,708	14%

Select operating statistics:
Utilization	88.6%	85.6%	3.0%
Active utilization	88.6%	85.6%	3.0%
Average vessel day rates	$21,530	$20,725	$805	3.9%
Vessel operating cost per active day	$9,736	$9,314	$(422)	(4.5)%
Average total vessels	50	51	(1)
Average stacked vessels	—	—	—
Average active vessels	50	51	(1)

Revenue:

●

Increase primarily driven by higher utilization and higher average day rates which benefitted from higher demand and from foreign exchange related to British Pound, Euro and Norwegian Kroner denominated contracts. This increase was partially offset by a lower vessel count.

●	Active utilization increased due to lower drydock and repair days.

Vessel operating costs:

●

Increase primarily due to higher crew costs associated with higher payroll tax expense and the impact of foreign exchange related to payment of wages in British Pound and the Norwegian Kroner. We also incurred higher other costs resulting from unplanned items incidental to vessels being down for repair and higher training costs. Fuel costs decreased due to lower drydock and repair days.

General and administrative expense:

●	Increase primarily due to higher personnel costs and higher professional fees.

Depreciation and amortization expense:

●	Increase due to higher amortization of drydock costs.

West Africa Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change

Total revenue	$271,038	$272,813	$(1,775)	(1)%
Costs and expenses:
Vessel operating costs:
Crew costs	55,976	58,185	2,209	4%
Repair and maintenance	17,759	13,281	(4,478)	(34)%
Insurance	1,826	2,026	200	10%
Fuel, lube and supplies	15,657	13,681	(1,976)	(14)%
Other	21,210	18,245	(2,965)	(16)%
Total vessel operating costs	112,428	105,418	(7,010)	(7)%
General and administrative	8,267	6,798	(1,469)	(22)%
Depreciation and amortization	47,295	38,322	(8,973)	(23)%
Vessel operating profit	$103,048	$122,275	$(19,227)	(16)%

Select operating statistics:
Utilization	62.9%	73.0%	(10.1)%
Active utilization	68.2%	73.6%	(5.4)%
Average vessel day rates	$23,137	$20,224	$2,913	14.4%
Vessel operating cost per active day	$6,436	$5,732	$(704)	(12.3)%
Average total vessels	68	67	1
Average stacked vessels	(5)	(1)	(4)
Average active vessels	63	66	(3)

Revenue:

●	Decrease primarily driven by lower active utilization as a result of increased idle days partially offset by substantially higher average day rates.
●	We took delivery of six new crew boats in 2025 and stacked some older crew boats, eight of which were sold.

Vessel operating costs:

●

Increase primarily due to higher repair costs associated with increased repair days; higher fuel costs associated with increased idle and stacked days; and higher other costs associated with a relief vessel engaged as a substitute for another vessel in drydock.

General and administrative expense:

●	Increase due to higher personnel costs and professional fees and a credit to bad debt expense in the first nine months of 2024.

Depreciation and amortization expense:

●	Increase primarily due to higher amortization of drydock costs.

Liquidity, Capital Resources and Other Matters

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. As of September 30, 2025, we had $431.1 million in cash and cash equivalents, and a borrowing capacity under our Revolving Credit Facility of $250.0 million for which any future borrowings would be due April 2030. On July 7, 2025, we issued $650.0 million in 9.125% Senior Notes that mature in July 2030 (2030 Notes). With the proceeds of the offering, we redeemed most of our outstanding debt as of June 30, 2025, including accrued interest and early redemption premiums. Also on July 7, 2025, we executed the $250.0 million Revolving Credit Facility that replaced our previous $25.0 million credit facility. As of the date of this filing, no amounts have been drawn under the Revolving Credit Facility. For more information, see Note (8) - “Debt” to the Condensed Consolidated Financial Statements included in this Form 10-Q. We believe cash and cash equivalents, coupled with our revolving credit capacity, supplemented with future net cash provided by operating activities, will provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements.

Our cash and cash equivalents include restricted cash and amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. Included in foreign subsidiary cash are balances held in U.S. dollars and foreign currencies that await repatriation due to various currency conversion and stringent repatriation constraints, partner and tax related matters. We currently expect earnings by our foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay intercompany liabilities of our foreign subsidiaries in the normal course of business. Moreover, we do not currently intend to repatriate earnings of our foreign subsidiaries to the U.S. because cash generated from our domestic businesses and the repayment of intercompany liabilities from foreign subsidiaries are currently sufficient to fund the cash needs of our U.S. operations.

A key component of our growth strategy is expanding our business and fleets through acquisitions, joint ventures and other strategic transactions. We would expect to use net proceeds from any sale of our securities for general corporate purposes, including capital expenditures, investments, acquisitions, repayment or refinancing of indebtedness, and other business opportunities.

Working capital, which includes cash on hand, was $523.9 million at September 30, 2025, and includes $5.8 million of current maturities on long term debt. During the nine months ended September 30, 2025, we generated $114.0 million in net income and $226.1 million in cash flow from operating activities, which includes our interest payments and drydock costs.

As of September 30, 2025, our primary customer in Mexico had an aggregate outstanding receivable balance of $56.4 million, with $45.4 million over 90 days past due, which represented approximately 17.0% of our total trade and other receivables balance. The amounts are not in dispute. In October 2025, we received a $7.4 million payment, which was the first payment from this customer since June 2024. The customer has promised additional payments prior to the end of the year. We have not historically had, and we do not expect to have, any material write-offs due to the collectability of these receivables. However, future delays in this customer's payments could differ from historical practice and our current expectations, and could negatively impact our future results.

We signed agreements for the construction of two ocean going tugs and eight crew boats, all of which have been delivered as of September 30, 2025. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bears interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the vessel. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and have no financial covenants.

Please refer to Note (8) - “Debt” to the accompanying Condensed Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. During the nine months ended September 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. Please refer to Item 5 of our 2024 Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock. See also Part II. Item 2. “Issuer Repurchases of Equity Securities” set forth herein and Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements for current year repurchases.

Dividends

No dividends were declared for the nine months ended September 30, 2025 and 2024. See also Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $226.1 million and $182.4 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2025 reflects net income of $114.0 million, which includes non-cash depreciation and amortization of $196.2 million and net gains on asset dispositions of $8.6 million. Combined changes in operating assets and liabilities provided $0.9 million in cash, and cash paid for deferred drydock and survey costs was $84.7 million.

Net cash provided by operating activities for the nine months ended September 30, 2024 reflects net income of $142.7 million, which includes non-cash depreciation and amortization of $178.2 million and net gains on asset dispositions of $13.1 million. Combined changes in operating assets and liabilities used $22.9 million in cash, and cash paid for deferred drydock and survey costs was $115.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $7.7 million and $6.0 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2025 reflects receipt of $12.3 million primarily related to the sale of 10 vessels. Additions to properties and equipment were comprised of approximately $15.2 million in capitalized upgrades to existing vessels and equipment and $5.4 million primarily for other property and information technology equipment purchases and development work.

Net cash used in investing activities for the nine months ended September 30, 2024 reflects the receipt of $14.9 million primarily related to the sale of four vessels. Additions to properties and equipment were comprised of approximately $20.3 million in capitalized upgrades to existing vessels and equipment and $2.7 million primarily for other property and information technology equipment purchases and development work.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 was $132.4 million and $164.4 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2025 included proceeds from long-term debt of $650.0 million, payments of long-term debt of $640.1 million, the purchase of 2,290,204 shares of our common stock for $90.1 million, debt issuance costs of $19.0 million, early redemption premiums of $19.6 million reflecting the retirement of the senior notes, finance lease payments of $5.5 million and the acquisition of $8.0 million in shares to pay employee taxes on share-based awards.

Net cash used in financing activities for the nine months ended September 30, 2024 included payments of long-term debt of $89.0 million, the purchase of 520,082 shares of our common stock for $46.6 million, debt issuance costs of $0.2 million and the acquisition of $28.5 million in shares to pay employee taxes on share-based awards.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.       RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information presented in this quarterly report, you should carefully read and consider “Item 1A - Risk Factors” in Part I and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2024 Annual Report, and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2025, which contain descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved an additional $500.0 million share repurchase program. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.

Common stock repurchase activity for the three months ended September 30, 2025 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$500,297
August 1, 2025 - August 31, 2025	—	—	—	500,297
September 1, 2025 - September 30, 2025	—	—	—	500,297
Total	—	$—	—

ITEM 5.       OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading Arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

ITEM 6.       EXHIBITS

Exhibit Number	Description
4.1	Indenture, dated July 7, 2025, among Tidewater Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 7, 2025)

4.2	Form of 9.125% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 filed with the Commission as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 7, 2025)

10.1	Credit Agreement, dated July 7, 2025, by and among Tidewater Inc., as borrower, the guarantors party thereto, the lenders party thereto, and DNB Bank ASA, New York Branch, as facility agent and security trustee (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 7, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: November 10, 2025	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)