Form 10-K
period 2025-12-31
TIDEWATER INC
filed 2026-03-02
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.1 billion based on the closing sales price as reported on the New York Stock Exchange of $46.13 per share.

As of February 13, 2026, 49,573,520 shares of the registrant’s common stock, $0.001 par value per share, were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2025

PART I

ITEM 1. BUSINESS

Unless otherwise required by the context, the terms “we,” “us,” “our” and “the company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

About Tidewater

We have provided marine and transportation services to the global offshore energy industry since our incorporation in 1956. Our mission includes providing services to our customers with the highest level of operational performance, while complying with laws and regulations, respecting the environment and local communities in which we work and supporting the safety of our people.

We offer a large, diversified fleet of offshore service vessels (OSV) and related support vessels (collectively, vessels), with 208 vessels serving customers in over 30 countries as of December 31, 2025. We believe our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of our customers. We manage our operations through five geographically aligned reporting segments:

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

Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration, field development, production and maintenance, as well as windfarm development and maintenance activities. Our service offerings include towing and anchor handling for mobile offshore drilling units; the transportation of supplies and personnel necessary to sustain drilling, workover and production operations, as well as field abandonment, dismantlement and restoration activities; offshore construction, seismic and subsea support; and a variety of other specialized services such as pipe laying, cable laying and geotechnical survey support for windfarm construction.

Our principal customers include large, international, integrated and independent oil and gas exploration, development and production companies (IOCs); mid-sized and smaller independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations (NOCs) engaged in the exploration, development and production of oil and gas; offshore drilling contractors; and other companies that provide various services to the offshore energy industry, including offshore construction companies, windfarm development companies, diving companies and well stimulation companies.

Our revenues, earnings and cash flows are dependent upon the activity level of our vessel fleet. Consistent with other vessel operators in our industry, our business activity is largely dependent on offshore exploration, development, production and abandonment activity, and the overall capital budgets of our customers. Our customers’ offshore business activity, in turn, is dependent on current and expected oil and gas prices, which fluctuate depending on expected future levels of supply and demand for oil and gas, and on estimates of the cost to find, develop and produce oil and gas reserves both onshore and offshore.

Depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets, with the majority of our current fleet serving deepwater operations. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans and therefore less susceptible to short-term fluctuations in commodity prices, although generally more costly than onshore and other offshore exploration and development.

Our revenues are derived primarily from vessel time charter or similar contracts ranging in duration from a few months to several years. To a lesser extent, we derive revenue from vessel time charter contracts on a “spot” basis, which are short-term agreements ranging from one day to several months. The base rate of hire for a term contract is generally a fixed day rate, though some longer-term contracts have rate escalation clauses. In addition, many charter arrangements allow us to recover specific limited additional costs, such as fuel expenses, while on hire.

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

AHTS vessel capabilities are typically distinguished by the vessel’s engine power output in terms of brake horsepower (BHP), which generally correlates with its towing capacity. As of December 31, 2025, we operated 52 AHTS vessels throughout our service regions. During the year ended December 31, 2025, our AHTS vessels contributed approximately 24.2% of our vessel revenue.

●

Small AHTS class. Generally, this vessel class includes AHTS vessels that have up to 8,000 BHP. These vessels typically work in shallow waters along the coast or on the continental shelf. As of December 31, 2025, we operated 20 small AHTS vessels.

●

Medium AHTS class. Generally, this vessel class includes AHTS vessels that have between 8,000 and 16,000 BHP. These vessels can work in shallow waters along the coast or on the continental shelf or in intermediate depths further offshore. As of December 31, 2025, we operated 21 medium AHTS vessels.

●

Large AHTS class. Generally, this vessel class includes AHTS vessels with over 16,000 BHP. These vessels primarily work in deepwater. Large AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs that generally do not have dynamic positioning capabilities. As of December 31, 2025, we operated 11 large AHTS vessels.

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

PSV capabilities are typically distinguished by the vessel’s deck space and cargo capacity which indicates the size of the loads it can carry. As of December 31, 2025, we operated 139 PSVs throughout our service regions. During the year ended December 31, 2025, our PSVs contributed approximately 72.3% of our vessel revenue.

●	Medium PSVs. Generally, this vessel class includes PSVs that have between 500 and 900 square meters of deck space. As of December 31, 2025, we operated 69 Medium PSVs.

●	Large PSVs. Generally, this vessel class includes PSVs that have greater than 900 square meters of deck space. As of December 31, 2025, we operated 70 Large PSVs.

Other Vessels

Our other vessel classes include crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels may be equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges. During the year ended December 31, 2025, our 17 other vessels contributed approximately 3.5% of our vessel revenue.

Recent Event - Acquisition of Wilson Sons Ultratug

On February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $261.0 million as of September 30, 2025. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late in the second quarter of 2026.

Acquisition of Solstad Vessels

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 PSVs owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. At closing, these vessels operated primarily in the North Sea, Australia and Brazil. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. Please refer to Note (2) - “Acquisitions” to our accompanying Consolidated Financial Statements for additional information related to the acquisition.

Long Term Debt

On July 7, 2025, we, certain of our subsidiaries, and Wilmington Trust, National Association, as trustee, entered into an indenture, pursuant to which we issued $650.0 million in aggregate principal amount of 9.125% Senior Notes due 2030 (2030 Notes). The 2030 Notes are unconditionally guaranteed on a senior unsecured basis by the Guarantors. Simultaneously, all amounts outstanding, including accrued interest, under the Senior Secured Term Loan, the 10.375% Senior Unsecured Notes due July 2028 and the 8.50% Senior Secured Notes due November 2026 (Extinguished Debt) were redeemed and paid in full. All collateral, security and guarantees related to the Extinguished Debt were released in conjunction with the repayment. In addition, the holders of the 10.375% Senior Unsecured Notes due July 2028 and the 8.50% Senior Secured Notes due November 2026 received redemption premiums totaling $15.0 million and $4.5 million, respectively. We also wrote off approximately $7.5 million in unamortized discount and debt issue costs related to the Extinguished Debt, resulting in a $27.1 million loss on early extinguishment of debt which is recorded in our Consolidated Income Statement for the year ended December 31, 2025. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the related debt agreements.

Share Repurchase Program

Under several Board of Directors (Board) authorizations over the past three years, we have repurchased a total of 4,264,889 shares of our common stock for approximately $215.7 million, excluding commissions and a 1% excise tax. On February 27, 2025, our Board approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. During the twelve months ended December 31, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax.

During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. On November 5, 2023, our Board approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023.

Customers and Contracting

Demand for our services depends substantially on our customers’ strategies and allocation of capital spending related to offshore exploration, development and production of oil and gas reserves, which are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. The activity levels of our customers are also influenced by the cost (and relative cost) of exploring for and producing oil and gas offshore, which can be affected by environmental regulations, technological advances that affect energy production and consumption, extreme weather conditions, and local and international economic and political environments, including government mandated moratoriums. Our customers’ capital expenditure programs also consider market volatility and competing priorities for funding, including returning capital to stockholders and investing in alternative energy sources.

In addition, we derive a significant amount of revenue from a relatively small number of customers. For the year ended  December 31, 2025, our five largest customers accounted for approximately 29.8%, while our ten largest customers accounted for approximately 47.9% of our total revenues.

The following table discloses our customers that accounted for 10% or more of total revenues:

	Years Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Eni S.p.A	*	12.3%	10.3%

* Less than 10% of total revenues.

While it is normal for our customer base to change over time as our vessel time charter contracts are renewed, the unexpected loss of any significant customer could, at least in the short term, have a material adverse effect on our vessel utilization and our results of operations.

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

Our diverse, mobile asset base and the wide geographic distribution of our assets generally enable us to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to customers around the world. We believe that the size, age, diversity and geographic distribution of a vessel operator’s fleet, economies of scale and experience level in many areas of the world are competitive advantages in our industry. For example, in the Americas region, we benefit from the rules and restrictions promulgated thereunder by the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended (collectively, the Jones Act), which limits vessels that can operate in the United States (U.S.) Gulf of America, also known as the United States Gulf of Mexico (U.S. Gulf), and other offshore regions within U.S. territorial waters to those owned by companies that qualify as U.S. citizens. At the same time, in certain foreign countries, we encounter preferences given to vessels owned by local companies that may be mandated by local law or by national oil companies, which we generally attempt to mitigate through affiliations with local companies or other legal alternatives.

Seasonality

Our global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work in the oil and gas industry. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. Our U.S. Gulf operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, development and construction work tend to slow or halt to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. Gulf in connection with repair and remediation work that follows any hurricane damage to offshore oil and gas infrastructure. Additionally, our vessels that operate offshore in India, other areas in Southeast Asia and the Western Pacific are impacted by the monsoon season, which occurs across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months characterized by high seas and harsh weather, generally from November to March. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, our business volume is more dependent on oil and gas pricing, global supply of oil and gas, and demand for our offshore support vessels and other services than on any seasonal variation. Seasonality largely impacts drilling and construction operations. Production and other operations support is not generally impacted, other than by storms.

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

Flag States: Our ships are registered, or flagged, in various countries, including U.S., Australia, Brazil, Cyprus, Isle of Man, Liberia, Mexico, Norway, Singapore, United Kingdom (U.K.) and Vanuatu, which are also referred to as Flag States. Our ships are regulated by these Flag States through international conventions that govern, among other things, health, environmental, safety and security matters in relation to our guests, crew and ships. Representatives of each Flag State conduct periodic inspections, surveys and audits to verify compliance with these requirements.

Classification Societies: Class certification is one of the necessary documents required for our vessels to be flagged in a specific country, obtain liability insurance and legally operate. Our vessels are subject to periodic class surveys, including drydock inspections, by vessel classification societies to verify that our vessels have been maintained in accordance with the rules of the classification societies and that recommended repairs have been satisfactorily completed. Drydock frequency is a statutory requirement mandated by SOLAS.

National, Regional, and other Authorities: We are subject to the decrees, directives, regulations, and requirements of the European Union (EU), the U.K., the U.S., other countries, and many other authorities, including ports that our vessels visit.

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

Additionally, we have developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the U.S. Coast Guard (USCG) pursuant to the latest revision of Maritime Security Directive 104-6.

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

Furthermore, Annex VI of MARPOL addresses air emissions, including emissions of sulfur oxides (SOx), nitrogen oxides (NOx), particulate matter and greenhouse gases (GHG) emissions, and requires the use of low sulfur fuels worldwide in both auxiliary and main propulsion diesel engines on vessels. The IMO Organization designates the waters off North America as an Emission Control Area, meaning that vessels operating in the U.S. must use fuel with a sulfur content no greater than 0.1%. Directives have been issued designed to reduce the emission of SOx and NOx. These can impact both the fuel and the engines that may be used onboard vessels. For further discussion of regulatory risks related to climate change see “Risk Factors” in Item 1A of this Annual Report on Form 10-K (Form 10-K).

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

Other Governmental Regulations

We are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of vessels. Our U.S. flagged vessels are subject to the jurisdiction of the USCG, the U.S. Customs and Border Protection, and the U.S. Maritime Administration.

Our vessel operations in the U.S. Gulf are considered coastwise trade. U.S. law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under the U.S. flag. In addition, if a U.S. built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, our non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 208 vessels that we owned at December 31, 2025, 199 vessels were registered under flags other than the U.S. and nine were registered under the U.S. flag.

Under the citizenship provisions of the Jones Act, we would not be permitted to engage in the U.S. coastwise trade if more than 25% of our outstanding shares of common stock are owned by non-U.S. Citizens (as defined by the Jones Act). For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) it must be organized under the laws of the U.S. or of a state, territory or possession thereof; (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen; (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. Citizens; and (iv) at least 75% of the interest in such corporation must be owned by U.S. citizens. We have a dual stock certificate system to protect against non-U.S. Citizens owning more than 25% of our common stock. In addition, our certificate of incorporation (as amended) provides us with certain remedies with respect to any transfer or purported transfer of shares of our common stock that would result in the ownership by non-U.S. Citizens of more than 24% of our common stock. Based on the latest information available to us, we believe less than 24% of our outstanding common stock was owned by non-U.S. Citizens as of December 31, 2025.

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

Sustainability: Commitment to Planet, People & Principles

We believe sustainability in the energy industry requires a balanced and diversified approach in both traditional energy sources and lower-emission solutions. We also believe our oil and gas customers are dedicated to strengthening energy security and the supply of reliable energy while also decreasing GHG emissions. These beliefs drive our sustainability strategy and commitment to being a sustainable, resilient and responsible company.

Our Board has a standing Safety & Sustainability Committee (S&S Committee) comprised of only independent directors, who meet at least quarterly with management. The primary purpose of the S&S Committee is to assist the Board in overseeing (i) the Company’s ongoing commitment, policies, programs, practices and disclosures related to health and safety (“Safety”), environmental stewardship, corporate social responsibility, and sustainability matters relevant to the Company (collectively, referred to as “Sustainability”); and (ii) the Company’s management of the corresponding Safety and Sustainability risks, liabilities and opportunities.

Our sustainability commitments include our formal participation in the UN Global Compact (UNGC) and our commitment to the UNGC's Ten Principles including human rights, labor, environment, and anti-corruption, as well as the UNGC's Sustainable Development Goals.

In April 2025, we published our latest sustainability report (Sustainability Report) for the year ended December 31, 2024, which can be found on our website at www.tdw.com and includes disclosures in accordance with the Taskforce on Climate-Related Financial Disclosures (TCFD), the 2021 Global Reporting Initiative (GRI) reporting standards, and the 2018 Sustainability Accounting Standards Board (SASB) for Marine Transportation. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

Our Planet - Environmental Responsibility

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

Our People - Social Responsibility

Employees and Labor Relations

As of December 31, 2025, we had a global workforce of approximately 7,300 individuals worldwide with most of our workforce operating internationally in more than 30 countries. This diversity of global perspectives makes us stronger, more resilient and more responsive to our global customers. We respect the labor rights of all individuals in our workforce, including the right to collective bargaining. Although we are not a party to any union contract in the U.S., we are subject to union agreements covering local nationals in several foreign regions, most heavily in Australia and the North Sea with our U.K. and Norwegian mariners.

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

In addition, we facilitate many training courses that cover a range of topics that enhance specific skill sets, increase productivity, and educate employees about safety. Training classes include environmental, health, and safety classes, compliance, and leadership related courses. Compliance topics include anti-corruption and human rights training, cybersecurity awareness, business ethics, compliance, and promoting a respectful culture.

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

Our Principles - Governance & Compliance Responsibilities

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

Our Audit Committee oversees our ethics program and enterprise risk management process, such as our cybersecurity (including artificial intelligence), data privacy, ethics and compliance reporting. Our Compensation & Human Capital Committee oversees our human capital management efforts, such as our executive and employee compensation and benefits policies and programs. Our Nominating & Corporate Governance Committee oversees our corporate governance matters, such as stockholder relations, and our compliance and regulatory programs. As described above, our S&S Committee oversees our safety policies, procedures, metrics and incidents as well as our sustainability strategy.

For further discussion of environmental and other sustainability risks and considerations see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Compliance

Our Code of Business Conduct & Ethics: Courage to Lead, Compassion to Care (the Code) forms the foundation of our compliance and ethics program, which provides guidance on how to uphold our 7Cs values. We devote significant resources to maintain a comprehensive global ethics and compliance program that is designed to prevent, detect, and appropriately respond to any potential violations of the law, the Code, and other Company policies and procedures. We maintain a compliance hotline that is available to all employees, either online or by phone, to confidentially seek guidance or raise a concern.

The Code is reviewed on a periodic basis and approved by our Board. To further support our 7C values, we have policies prohibiting corruption, bribery (including facilitation payments), money laundering, retaliation and reprisals for raising concerns, including those related to worker rights, working conditions, mistreatment, fraud and misconduct. In addition, we have adopted a policy against modern slavery and human trafficking in our business and our supply chains.

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

Our business, financial condition and operating results can be affected by several factors, whether currently known or unknown, including but not limited to those described below. Any of these factors could, directly or indirectly, cause our actual financial condition and operating results to vary materially from those anticipated, projected or assumed in the forward-looking statements. Any of these factors, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price. These could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future

Summary of Risk Factors

Below is a summary of some of the principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and future prospects. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Relating to Our Business and Industry

●	Demand for our services is substantially dependent on the level of capital spending by our customers. Downturns in the oil and gas industry have often resulted in lower expenditures by our customers and reduced demand for our services, which in the past has, and in the future may have, material adverse effects on our financial condition, results of operations and cash flows.
●	A rise in production of oil and gas resources could increase supply without a commensurate growth in demand which could negatively impact oil and gas prices.
●	Factors associated with climate change and sustainability matters, including evolving regulations, varied and expansive scope of standards, rating criteria, our sustainability disclosures, and the perception and expectations of the public and our stakeholders could adversely affect our business, reputation, results of operations and financial position.
●	At certain locations where we operate, severe weather events, including conditions believed to be associated with climate change, have in the past and may in the future adversely affect our operations and financial results.
●	Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.
●	As we implement our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition, including the timing, completion and anticipated benefits of the proposed acquisition of the Wilson Companies, and our ability to finance any such acquisitions.
●	We derive a significant amount of revenue from a relatively small number of customers.
●	We may not be able to collect amounts owed to us by our customers.
●	Our customer base has undergone consolidation and additional consolidation is possible.
●	The high level of competition in the offshore marine service industry could negatively impact pricing for our services.
●	Maintaining our current fleet and acquiring vessels required for additional future growth requires significant capital.
●	We may not be able to renew or replace expiring contracts for our vessels.
●	Our ability to raise capital in the future through debt or equity financing may be limited, which could make us unable to fund our capital requirements or business operations or potentially dilute existing stockholders.
●	Early termination of contracts on our vessels could have an adverse effect on our operations and our backlog may not be converted to actual operating results for any future period.
●	We may record impairment charges or other losses related to our vessels.
●	We may not be able to sell vessels because we may be unable to locate buyers with access to financing or to complete any sales on acceptable terms or within a reasonable timeframe.
●	An increase in vessel supply without a corresponding increase in the working offshore rig count could lead to a decline in the charter day rates we can charge and negatively impact our revenue.
●	Our insurance coverage and contractual indemnity protections may not be sufficient to protect us under all circumstances or against all risks.

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

General Risks Factor

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

A rise in production of oil and gas resources could increase supply without a commensurate growth in demand which could negatively impact oil and gas prices.

A rise in production of oil and gas resources, as in the past, could in the future result in over-supplied oil and gas market. Production has increased as drilling efficiencies have improved, lowering the costs of extraction.

Prolonged increases in the worldwide supply of oil and gas without a commensurate growth in demand for oil and gas may depress oil and gas prices. A prolonged period of low oil and gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for our offshore support vessel services.

Factors associated with climate change and sustainability matters, including evolving regulations, varied and expansive scope of standards, rating criteria, our sustainability disclosures, and the perception and expectations of the public and our stakeholders could adversely affect our business, reputation, results of operations and financial position.

Certain regulators, investors, and other stakeholders have focused on climate change and other sustainability matters within the energy industry. We communicate our sustainability performance, initiatives, goals and other matters in our annual Sustainability Report. Any sustainability-related initiatives could be difficult to achieve and costly to implement, and we may be unable to economically develop or deploy technologies to achieve our goals, if at all. In addition, we could be criticized for the timing, scope or nature of these initiatives or goals, having such initiatives or goals, or for any revisions to them. The standards for tracking and reporting on climate-related and other sustainability matters are relatively new, have not been harmonized and continue to evolve. Further, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. There are multiple proposed or recently adopted changes to various GHG reporting regulations and protocols, including from the GHG Protocol, the European Union (EU) Corporate Sustainability Reporting Directive and the standards of the International Sustainability Standards Board. As the nature, scope and complexity of sustainability reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, change and diverge, we will likely incur additional costs to control, assess, report and assure our sustainability performance. We could also be penalized or criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to report accurately or achieve our sustainability-related initiatives or goals could negatively impact our reputation, result in sustainability-focused investors not purchasing and holding our stock, or otherwise materially harm our business.

There also have been efforts in the investment community, including investment advisers, financial institutions and certain sovereign wealth, pension and endowment funds, as well as political actors and other stakeholders, promoting divestment of fossil fuel equities, reducing access to capital markets and pressuring lenders to limit funding or increase the cost of lending to companies in the fossil fuel industry. Additionally, institutional lenders who provide financing to oil and gas companies have become more attentive to sustainable lending practices, and some of them may substantially reduce, or elect not to provide, funding for oil and gas companies. Customers also may evaluate our sustainability practices or require that we adopt certain sustainability policies as a condition of awarding contracts. Such environmental initiatives aimed at limiting climate change and reducing air emissions or use of natural resources generally could adversely affect our business activities, operations and ability to access capital, cause the market value of our securities to decrease or our cost of capital to increase, and adversely affect our reputation. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent and evolving views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-climate change” legislation or policies. We may also face negative impacts from consumers who do not support climate-related initiatives or concerns and may be unable to satisfy all of our stakeholders on these matters.

Finally, increasing attention to climate change and related risks, as well as other sustainability matters, has resulted in an increased possibility of government investigations or claims and additional private litigation against companies in the oil and gas industry which could increase our costs or otherwise adversely affect our business or results of operations.

For example, the Paris Climate Accord, the Kyoto Protocol, the European Union Emission Trading System, the United Kingdom’s Carbon Reduction Commitment, the International Maritime Organization’s MARPOL Annex VI amendments, and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and other various state programs, may require, or could result in future legislation and regulatory measures that require, significant equipment and fleet modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. In addition, government and private parties have increasingly filed lawsuits or initiated regulatory action alleging misrepresentation regarding climate change, sustainability and other related matters and practices or a failure or lack of diligence to meet sustainability or climate-related goals. Such legislation and lawsuits present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

At certain locations where we operate, severe weather events, including conditions believed to be associated with climate change, have in the past and may in the future adversely affect our operations and financial results.

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

As we implement our business strategy, we face risks associated with identifying acquisition targets, integrating any acquisitions or mergers and growing the business from the acquisition, and our ability to finance any such acquisitions.

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

The foregoing risks apply to the timing, completion and anticipated benefits of the proposed acquisition of the Wilson Companies, which may be delayed or not occur at all, may divert management’s attention, or may result in legal proceedings, any of which could negatively impact our operating results and ongoing business. Moreover, if we complete the Wilson Transaction, we may be unable to integrate the operations and business successfully.

On February 22, 2026, we entered into a Sale and Purchase Agreement (Agreement) to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The acquisition and related agreements (Wilson Transaction) is subject to the satisfaction (or, where permitted, waiver) of certain conditions set forth in the Agreement, including, among others, (i) the approval of the Brazilian antitrust authority, (ii) the consent of the lenders to the Wilson Companies’ to the change of control, (iii) the absence of any final and non-appealable order from an applicable governmental body that prohibits the transaction or makes the consummation of the transaction illegal, (iv) the delivery of certain financial statements to us to allow the Company to satisfy its reporting obligations with the SEC, and (v) the absence of a Material Adverse Effect as defined in the Agreement. Therefore, the Wilson Transaction may not be completed or may not be completed as timely as expected, and we may be required to pay a termination fee in certain circumstances, as further described in the Agreement.

Furthermore, failure to complete the Wilson Transaction could adversely affect our business and the market price of our common shares in a number of ways, including to the extent that the current market price of our shares reflects an assumption that the acquisition will be consummated. We also have expended, and continue to expend, significant management time and resources in an effort to complete the acquisition, which may have a negative impact on our ongoing business and operations. The Wilson Transaction may lead to litigation against the parties or their directors and officers, which could be distracting to management and may, in the future, require us to incur significant costs.

If we complete the Wilson Transaction, we may face difficulties integrating the Wilson Companies, including, among other factors:

●

complexities associated with managing the larger, more complex, integrated business, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of the two companies in a seamless manner;

●	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality services;
●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions;
●	loss of key employees; and
●	integrating relationships with customers, vendors and business partners.

Any of these issues could reduce our earnings or otherwise adversely affect our business and financial results after the close of this acquisition

We derive a significant amount of revenue from a relatively small number of customers.

Our top ten largest customers account for a significant percentage of our total revenues. While it is normal for our customer base to change over time as our time charter contracts expire and are replaced, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to (i) interrupt or curtail their activities generally or with us, (ii) terminate their contracts with us, (iii) fail to renew existing contracts with us, or (iv) refuse to award us new contracts. Additionally, certain of our customers are increasingly focusing their business strategy on renewable energy projects and away from oil and natural gas exploration and production, which could materially and adversely affect our business, results of operations and financial condition.

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

Our ability to raise capital in the future through debt or equity financing may be limited, which could make us unable to fund our capital requirements or business operations or potentially dilute existing stockholders.

Our business and operations may generate less cash than we anticipate, potentially impairing our ability to make capital expenditures to maintain our fleet and other assets in suitable operating condition. If our cash flows from operating activities are insufficient to fund capital expenditures, we would need to reduce our expenditures or increase our cash flows through debt or equity issuances, alternative financings or selling assets. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. Any limitations in our ability to finance future capital expenditures may limit our ability to respond to changes in customer preferences, technological change and other market conditions, which may diminish our competitive position in our industry.

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

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. In the past, we have realized impairment charges with respect to our long-lived assets. If offshore oil and gas industry conditions deteriorate, we could be subject to additional long-lived asset impairments in future periods.

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

Although we carry prudent levels of liability insurance to address these hazards and generally our vessels are insured for their estimated market value against damage or loss, including war, terrorism acts and pollution risks, our insurance programs are subject to deductibles and certain exclusions, and our coverage may not be sufficient to protect us under all circumstances or against all risks.

Further, while we believe we will be able to maintain adequate insurance in the future at rates considered commercially acceptable, we cannot guarantee that such insurance will continue to be available at commercially acceptable rates. We also include in our contracts indemnity obligations that require customers or suppliers to hold us harmless from some of these risks. Our contracts, however, are individually negotiated, and the levels of indemnity and allocation of liabilities may vary depending on market conditions, particular customer requirements and other factors existing at the time a contract is negotiated. Additionally, the enforceability of indemnification provisions in our contracts may be limited or prohibited by applicable law or may not be enforced by courts having jurisdiction. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer or supplier to meet its indemnification obligations to us could have a material adverse effect on our results of operations and financial condition and cash flows.

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

We are also subject to risks relating to war, sabotage, piracy, kidnappings and terrorism or any similar risk that may put our personnel at risk and adversely affect our operations in unpredictable ways, including changes in the insurance markets as a result of war, sabotage, piracy or kidnappings, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, an act of war, piracy, sabotage or terrorism. War or risk of war or any such attack, such as the current conflict in Iran, and the international response to such events may also have an adverse effect on the economy, which could adversely affect activity in offshore oil and gas exploration, development and production and the demand for our services. The recent military conflict in Iran could result in missile or drone attacks, the mining of sea lanes, blockades, seizure or detention of vessels and will likely disrupt our ability to operate in and around the Persian Gulf, the Strait of Hormuz and adjacent regional waters, which could materially adversely affect our business, results of operations, cash flows and financial condition. Insurance coverage can be difficult to obtain in areas of pirate, terrorist or other hostile attacks resulting in increased costs that could continue to increase. We periodically evaluate the need to maintain this insurance coverage as it applies to our fleet. As a result of the recent military conflict in Iran, the risk of marine insurers canceling war-risk coverage for vessels operating near Iranian waters has risen sharply, likely resulting in increased costs and forced rerouting. Instability in the financial markets as a result of war, sabotage, piracy, and terrorism, as well as the international response to such events such as trade and investment sanctions, could also adversely affect our ability to raise capital and could also adversely affect the oil, gas and power industries and restrict their future growth. The increase in the level of these criminal or terrorist acts, war and international hostilities over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters in challenging areas, we are particularly vulnerable to these kinds of unlawful activities.

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

In some instances, we receive payments in currencies that are not easily traded, difficult to convert into U.S. dollars or may be illiquid. In 2025, we entered into foreign currency derivative contracts designed to mitigate exposure to Euro based currencies primarily in certain African countries. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our Consolidated Income Statements.Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars and, when feasible, we attempt to avoid maintaining large, non-U.S. dollar-denominated cash balances. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of revenue streams when considered appropriate. We actively monitor the currency exchange risks associated with our contracts not denominated in U.S. dollars.

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

We cannot guarantee success in attracting and retaining qualified personnel to crew our vessels in the future. We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications, particularly for our newer vessels, and may not be able to fill open positions. To attract top talent, we have had to offer, and believe we will need to continue to offer, attractive compensation and benefits packages before we can validate the productivity of those employees. As we experience increased demand for our services, we may increase, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased our costs of labor over the past year or so and will likely continue to do so. Many of the companies with which we compete for personnel have greater financial and other resources than we do and may be able to absorb the increasing costs of labor more easily. If we fail to retain key personnel and hire, train and retain qualified employees, we may not be able to compete effectively and may have increased incident rates as well as regulatory and other compliance failures, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

The terms for our 9.125% Senior Notes due July 2030 (2030 Notes) and the $250 million senior secured revolving credit facility (Revolving Credit Facility) contain certain restrictive covenants.

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

Our debt agreements impose certain financial covenants, including requirements to maintain minimum liquidity and collateral valuation levels and a debt coverage ratio. If we fail to meet or comply with these financial covenants, it could result in a default under the debt agreements. If a default occurs and is continuing, the secured parties and the lenders under the debt agreements may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay our indebtedness when due or declared due, the secured parties and the lenders under the debt agreements will also have the right to foreclose on the collateral pledged to them, including the vessels, to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness. Please refer to Note (4) - “Debt” to our accompanying Consolidated Financial Statements for additional information on the debt agreements.

The restrictive covenants under our debt agreements may limit our ability to take advantage of business opportunities. In addition, the restrictions contained in our debt agreements, including a substantial make whole premium applicable to a voluntary prepayment of obligations, may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, refinance, enter into acquisitions, execute our business strategy, make capital expenditures, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if requested to obtain financial or operational flexibility or if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). We continue to monitor the impact of the Tax Act on our ongoing operations. The impact of the Tax Act on our financial position in future periods could be adversely impacted by, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (BEPS) recommended by the G8, G20 and Organization for Economic Cooperation and Development (OECD). During 2023 and 2022, EU member states and several countries, reached an agreement to implement a 15% global minimum tax following the OECD’s Pillar Two model rules. The situation with regard to Pillar Two continues to evolve. Several tax jurisdictions have since enacted legislation to implement Pillar Two rules. Others have indicated they will do so in the near future, and some have yet to make an announcement on the topic. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Governments have in the past and may continue to pass laws or regulations encouraging or mandating the use of alternative energy sources such as wind power and solar energy. These regulations could reduce demand for oil and gas and as a result, reduce demand for the services we provide our customers.

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

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including the use of emerging technologies, such as AI, machine learning, generative AI and large language models) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. Geopolitical tensions or conflicts, such as the Russia-Ukraine conflict and the conflicts in the Middle East, may further heighten the risk of cybersecurity threats. The use of artificial intelligence by us or by third-party service providers may create new cybersecurity vulnerabilities, including those which may not be recognized at the time, and malicious actors may employ AI to aid in launching more sophisticated and effective cyber-attacks. These incidents may include, but are not limited to, installation of malicious software, installation of ransomware, phishing, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operations technologies and process control networks.

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

AI presents risks and challenges that could impact our business, including breaches of privacy or security incidents related to the use of AI. We are in the early stages of integrating AI tools into our systems, and we expect our third-party service providers as well as our competitors to also develop or use such tools. Over time, AI may become more important to our operations or to our future growth. We can provide no assurance that we will realize any desired or anticipated benefits, and we may face challenges properly implementing this technology. Additionally, we or our AI service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our ability or that of our service providers’ to maintain an adequate level of functionality or service. The AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. While AI systems may enhance productivity, they could also lead to the displacement of certain jobs or roles, which if true, could create social and organizational challenges. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our financial position, operating results or cash flows.

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

Please refer to Note (9) - “Stock-Based Compensation and Incentive Plans” and Note (10) - “Stockholders’ Equity” in the accompanying Consolidated Financial Statements for additional discussion of our outstanding warrants and stock-based awards.

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

General Risk Factor

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

Our CIO leads our information technology (IT) functions and has over 25 years of experience with extensive expertise in ERP transformations, IT security and merger integrations. Our cybersecurity team is led by our Director of IT Infrastructure who is our Chief Information Security Officer (CISO) and who has over 20 years of experience and obtained various professional security certifications and advanced training in the field of cybersecurity and technology and reports to our CIO. Our CISO is responsible for managing and supervising our cyber risk management program and informing the CIO and senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.

The CISO and CIO are informed about and monitor these cybersecurity programs and incidents through their oversight of, and participation in, the cybersecurity risk management and strategy processes described above, including management of and notices from our Security Operations Centers and the supervision of our incident response plan and processes.

ITEM 2. PROPERTIES

Our worldwide headquarters and principal executive offices are located at 842 West Sam Houston Parkway North, Suite 400, Houston, Texas 77024, and our telephone number is 713-470-5300. Our U.S. marine operations are based in Amelia, Louisiana and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are in Brazil; Mexico; Trinidad; Scotland; Egypt; Angola; Namibia; Cameroon; Singapore; Kingdom of Saudi Arabia; Dubai, United Arab Emirates; Australia; and Norway. Our operations generally do not require highly specialized facilities, and suitable facilities are generally available on a leased basis.

Vessels

At December 31, 2025, we owned 208 vessels. See “Item 1. Business - Vessel Classifications” for additional information.

ITEM 3. LEGAL PROCEEDINGS

See the relevant portions of Note (11) - “Commitments and Contingencies,” in the accompanying Consolidated Financial Statements in Item 8 of this Form 10-K for information with respect to this Item 3. Legal Proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 13, 2026, we had 293 stockholders of record. The principal market for Tidewater’s common stock is the New York Stock Exchange (NYSE), where it is traded under the symbol “TDW.”

Performance Graph

The following graph and table compare the cumulative total return on Tidewater’s common stock to the cumulative total returns of the Russell 2000 Stock Index, the PHLX Oil Service Sector Index, and the Dow Jones U.S. Oil Equipment & Services Index. The analysis assumes the investment of $100 on December 31, 2020 in Tidewater common stock, and in each of the Russell 2000, the PHLX Oil Service Sector and the US Oil Equipment & Services, as well as the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

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

Indexed returns
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Company name/Index	2020	2021	2022	2023	2024	2025
Tidewater Inc.	100	124	427	835	633	585
Russell 2000	100	115	91	107	119	134
PHLX Oil Service sector	100	121	195	199	176	182
Dow Jones U.S. Oil Equipment & Services	100	125	207	213	187	207

Share Repurchases

On February 27, 2025, our Board approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved an additional $500.0 million share repurchase program. During the year ended December 31, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million and we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. On November 5, 2023, our Board approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. The following table sets forth the value of the common stock repurchased, along with number of shares repurchased, and average price paid per share for the three months ended December 31, 2025.

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
October 1, 2025 - October 31, 2025	—	$—	—	$500,297
November 1, 2025 - November 30, 2025	—	$—	—	500,297
December 1, 2025 - December 31, 2025	—	$—	—	500,297
Total	—		—

See Note (9) - “Stock-Based Compensation and Incentive Plans” in the accompanying Consolidated Financial Statements in Item 8 of this Form 10-K for disclosure of the shares of common stock reserved for issuance under our stock compensation plans.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying Consolidated Financial Statements included in Item 8 of this Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our future results of operations could differ materially from our historical results or those anticipated in our forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Form 10-K is incorporated by reference into this Item 7.

EXECUTIVE SUMMARY AND CURRENT BUSINESS OUTLOOK

Tidewater

We are one of the most experienced international operators in the offshore energy industry with a history spanning over 65 years. Our vessels and associated vessel services provide support for all phases of offshore oil and gas exploration, development and production as well as windfarm development and maintenance. These services include towing and anchor handling for mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; providing offshore construction and seismic and subsea support; delivering geotechnical survey support for windfarm construction, and offering a variety of other specialized services such as pipe laying and cable laying. In addition, we believe we have the broadest geographic operating footprint in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships.

On February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $261.0 million as of September 30, 2025. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late in the second quarter of 2026.

In the fourth quarter of 2025, we completed a strategic internal restructuring of our vessel ownership (Vessel Realignment) to consolidate a significant portion of the fleet into a single, wholly owned U.S. entity. As a result, we recognized a one-time, non-cash deferred tax benefit in the Consolidated Income Statement for the year ended December 31, 2025.

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

At December 31, 2025, we owned 208 vessels with an average age of 13.1 years available to serve the global offshore energy industry.

MD&A Objective and Principal Factors That Drive Our Results, Cash Flows and Liquidity

Our MD&A is designed to provide information about our financial condition and results of operations from management’s perspective.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. Our business activity is largely dependent on the level of oil and gas exploration, development and production activity of our customers. Our customers’ business activity, in turn, is dependent on current and expected oil and gas prices, which fluctuate depending on expected future levels of supply and demand for oil and gas, and on estimates of the cost to find, develop and produce oil and gas reserves. Our objective throughout MD&A is to discuss how these factors affected our historical results and, where applicable, how we expect these factors to impact our future results and future liquidity.

Our revenues are driven primarily by our active fleet size, active vessel utilization and day rates. Because a sizeable portion of our operating and depreciation costs do not change proportionally with changes in revenue, our operating profit is largely dependent on revenue levels.

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

Costs related to the recertification of vessels are deferred and amortized over a 30-month period on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking not related to the recertification of the vessel are expensed as incurred. Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated.

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

We discuss our liquidity in terms of cash on hand and cash flow that we generate from our operations. Our primary sources of capital have been our cash on hand, internally generated funds including operating cash flow, vessel sales and long-term debt financing. From time to time, we also issue stock or stock-based financial instruments either in the open market or as currency in acquisitions. This ability is impacted by existing market conditions.

Industry Conditions and Outlook

Our business is exposed to numerous macro factors that influence our outlook and expectations. Our outlook and expectations described herein are based solely on the market as we see it today, and therefore, subject to various changing conditions that impact the oil and gas industry.

Our outlook is largely driven by expectations for the worldwide demand for hydrocarbons, and expectations surrounding the demand for and the global supply of vessels that support the offshore energy industry. Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets, and in particular, the willingness of energy companies to spend on offshore operational activities and capital projects. This activity includes demand for offshore drilling rigs, which also directly impacts our industry. Oil and gas prices are affected by geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or gas prices to justify the expenditure levels of offshore activities. Prices are subject to significant uncertainty and, as a result, are extremely volatile.

Over the past several years, oil and gas commodity pricing and the overall supply of and demand for oil and gas have been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) ongoing global conflicts, notably in eastern Europe between Russia and Ukraine, in Venezuela, and numerous conflicts in the Middle East; (iii) Organization of Petroleum Exporting Countries Plus (OPEC+) production quotas, market share expectations and pricing considerations; (iv) resource growth in non-OPEC+ nations; (v) a capital allocation focus on returning capital to shareholders within the major oil and gas companies, thereby limiting funds previously available for resource development; (vi) economies of and monetary policies in major consuming nations; (vii) increased activism related to the perceived responsibility of the oil and gas sector for climate change; and (viii) U.S. trade policies that include substantial tariffs, causing increased market uncertainty and volatility. These factors have at various times caused or exacerbated significant swings in oil and gas pricing, which in turn has affected the capital budgets of oil and gas companies. Despite the volatility in spot oil prices seen in recent years, our customers tend to consider less volatile medium and long-term prices in making offshore investment decisions. In the medium term, we continue to see positive upstream investment momentum in both the international and domestic markets. We believe these markets are driven by resilient long-cycle offshore developments, production capacity expansions and increased resource exploitation activities. However, sustained oil prices in the low $60s per barrel may delay some drilling projects initially expected to commence in 2026.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock or down for repair). Active utilization is calculated on all owned and bareboat chartered vessels except vessels held for sale and stacked vessels. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics but excluded in the calculation of our active utilization statistics. We had eight stacked vessels at December 31, 2025 and one stacked vessel at December 31, 2024.

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

Total vessels in service may also include vessels not owned by us and under bareboat charter agreements. We had three in 2023, 2024 and at the beginning of 2025, but one of the vessels was purchased by us in the third quarter of 2025 and is included in our owned vessel count. We gave notice to acquire both of the remaining vessels under bareboat charter, reclassifying them as finance leases, also now included in our owned vessel count. These vessels were included in all vessel statistics whether or not owned.

This section of this Form 10-K generally discusses activity in the years 2025, 2024 and 2023 and year-to-year comparisons between 2025 and 2024 and between 2024 and 2023.

The results of operations tables included below for the total company and the individual segments disclose financial results supplemented with vessel utilization and average day rates.

Years Ended December 31, 2025 and 2024

	Year Ended December 31,
(In Thousands except for statistics)	2025	2024	Change	% Change

Total revenue	$1,352,786	$1,345,835	$6,951	1%
Costs and expenses:
Vessel operating costs:
Crew costs	402,290	416,276	13,986	3%
Repair and maintenance	103,903	98,376	(5,527)	(6)%
Insurance	10,389	11,027	638	6%
Fuel, lube and supplies	61,153	65,371	4,218	6%
Other	102,847	102,057	(790)	(1)%
Total vessel operating costs	680,582	693,107	12,525	2%
Costs of other operating revenues	6,420	3,555	(2,865)	(81)%
General and administrative	134,531	110,817	(23,714)	(21)%
Depreciation and amortization	262,339	242,770	(19,569)	(8)%
Gain on asset dispositions, net	(13,682)	(15,762)	(2,080)	(13)%
Total costs and expenses	1,070,190	1,034,487	(35,703)	(3)%
Other income (expense):
Foreign exchange gain (loss)	22,683	(15,276)	37,959	248%
Interest income and other, net	8,169	6,383	1,786	28%
Loss on early extinguishment of debt	(27,113)	—	(27,113)	100%
Interest and other debt costs, net	(66,090)	(72,967)	6,877	9%
Total other expense	(62,351)	(81,860)	19,509	24%
Income before income taxes	220,245	229,488	(9,243)	(4)%
Income tax expense (benefit)	(113,208)	50,216	163,424	325%
Net income	$333,453	$179,272	$154,181	86%

Select operating statistics:
Utilization	76.1%	79.0%	(2.9)%
Active utilization	78.7%	79.2%	(0.5)%
Average vessel day rates	$22,573	$21,273	$1,300	6.1%
Vessel operating cost per active day	$9,002	$8,760	$(242)	(2.8)%
Average total vessels	213	217	(4)
Average stacked vessels	(7)	(1)	(6)
Average active vessels	206	216	(10)

Revenue:

o	Increase primarily driven by higher average day rates partially offset by lower utilization and lower vessel count.
o	Slight decrease in active utilization primarily due to higher idle time between contracts offset by reduced drydock and repair days.

Vessel operating costs:

o

Decrease primarily due to lower crew costs in Asia Pacific and Americas segments; and lower fuel and supplies costs in Americas and Europe/Mediterranean segments. These cost reductions were partially offset by higher repair costs in the West Africa segment.

General and administrative:

o

Increase primarily due to higher personnel costs, higher stock compensation and charges associated with a transition and separation agreement. We also incurred higher professional fees in 2025 compared to 2024. In 2024, we had a significant recovery of bad debt expense that did not recur in 2025.

Depreciation and amortization:

o	Increase primarily due to higher amortization of drydock costs.

Gain on asset dispositions, net:

o

During 2025, we sold 12 vessels for approximately $17.6 million in proceeds and recognized a net gain of $13.6 million on the dispositions. During 2024, we sold or recycled six vessels and other assets.

Interest income and other, net:

o	Increase primarily due to a Brazil legal case recovery, which included an interest component.

Loss on early extinguishment of debt:

o

Increase primarily due to the early redemption premiums incurred and the write off of unamortized debt issuance costs in conjunction with the redemption of the Senior Secured Term Loan, the 10.375% Senior Unsecured Notes due July 2028 and the 8.5% Senior Secured Notes due November 2026.

Interest expense:

o

Decrease primarily due to lower average debt levels and interest rates in 2025 compared to 2024 as a result of significant principal payments made in the latter part of 2024 and during the first six months of 2025.

Foreign exchange gains/losses:

o	Our foreign exchange gains in 2025 and losses in 2024 were primarily the result of the settlement and revaluation of various foreign currency balances due to a weakening/strengthening of the U.S. Dollar against the Central African CFA Franc, West African CFA Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

o	We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax benefit for 2025 is primarily related to the effect of the Vessel Realignment and release of valuation allowance against certain U.S. deferred tax assets, reduced by the impact from Pillar Two taxes and taxes on our operations in foreign countries. Tax expense for 2024 is mainly attributable to taxes on our operations in foreign countries.

Americas Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2025	2024	Change	% Change

Vessel revenues:	$270,229	$261,929	$8,300	3%

Vessel operating costs:
Crew costs	82,155	87,545	5,390	6%
Repair and maintenance	20,732	20,677	(55)	(0)%
Insurance	2,032	2,034	2	0%
Fuel, lube and supplies	10,035	13,635	3,600	26%
Other	26,567	24,391	(2,176)	(9)%
Total vessel operating costs	141,521	148,282	6,761	5%
General and administrative expense	14,927	14,046	(881)	(6)%
Depreciation and amortization	48,506	44,822	(3,684)	(8)%
Vessel operating profit	$65,275	$54,779	$10,496	19%

Select operating statistics:
Utilization	72.6%	76.3%	(3.7)%
Active utilization	77.8%	76.9%	0.9%
Average vessel day rates	$29,839	$27,128	$2,711	10.0%
Vessel operating cost per active day	$12,134	$11,846	$(288)	(2.4)%
Average total vessels	34	34	—
Average stacked vessels	(2)	—	(2)
Average active vessels	32	34	(2)

Vessel revenue:

o	Increase primarily driven by higher average day rates and the almost 1% increase in active utilization.
o	Active vessels decreased primarily due to stacking two vessels in 2025.

Vessel operating costs:

o

Decrease primarily due to lower crew costs associated with lower activity in Mexico, reduced manning levels resulting from higher idle and stacked days, and the sale of a vessel in 2025. We also experienced lower fuel costs in 2025 due to lower drydock days. These decreases were partially offset by an increase due to a legal claim accrual.

General and administrative expense:

o	Increase primarily due to a credit to bad debt expense in 2024.

Depreciation and amortization expense:

o	Increase primarily due to higher amortization of drydock costs.

Asia Pacific Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2025	2024	Change	% Change

Vessel revenues	$189,747	$210,328	$(20,581)	(10)%

Vessel operating costs:
Crew costs	74,040	88,968	14,928	17%
Repair and maintenance	12,904	13,999	1,095	8%
Insurance	1,161	1,197	36	3%
Fuel, lube and supplies	7,889	8,834	945	11%
Other	9,572	10,311	739	7%
Total vessel operating costs	105,566	123,309	17,743	14%
General and administrative expense	9,080	8,544	(536)	(6)%
Depreciation and amortization	21,894	18,606	(3,288)	(18)%
Vessel operating profit	$53,207	$59,869	$(6,662)	(11)%

Select operating statistics:
Utilization	72.9%	79.8%	(6.9)%
Active utilization	72.9%	79.8%	(6.9)%
Average vessel day rates	$37,102	$34,646	$2,456	7.1%
Vessel operating cost per active day	$15,089	$16,299	$1,210	7.4%
Average total vessels	19	21	(2)
Average stacked vessels	—	—	—
Average active vessels	19	21	(2)

Vessel revenue:

o	Decrease primarily driven by a lower vessel count in Australia and lower utilization, partially offset by higher average day rates.
o	Active utilization decreased primarily due to higher idle days between contracts.

Vessel operating costs:

o	Decrease primarily due to lower crew costs resulting from a lower proportion of vessels working in Australia where operating costs are significantly higher.

General and administrative expense:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to higher amortization due to increased drydock activity partially offset by a decrease in depreciation due to fewer vessels operating in the segment.

Middle East Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2025	2024	Change	% Change

Vessel revenues	$172,573	$152,187	$20,386	13%

Vessel operating costs:
Crew costs	54,330	53,390	(940)	(2)%
Repair and maintenance	19,070	17,595	(1,475)	(8)%
Insurance	1,819	1,882	63	3%
Fuel, lube and supplies	10,995	10,019	(976)	(10)%
Other	18,061	24,076	6,015	25%
Total vessel operating costs	104,275	106,962	2,687	3%
General and administrative expense	11,208	11,320	112	1%
Depreciation and amortization	33,174	30,135	(3,039)	(10)%
Vessel operating profit	$23,916	$3,770	$20,146	534%

Select operating statistics:
Utilization	81.8%	83.7%	(1.9)%
Active utilization	81.8%	83.7%	(1.9)%
Average vessel day rates	$13,316	$11,527	$1,789	15.5%
Vessel operating cost per active day	$6,585	$6,783	$198	2.9%
Average total vessels	43	43	—
Average stacked vessels	—	—	—
Average active vessels	43	43	—

Vessel revenue:

o	Increase primarily driven by higher day rates, partially offset by lower utilization.
o	Utilization decreased primarily due to higher drydock days.

Vessel operating costs:

o	Decrease primarily due to lower mobilization and training costs partially offset by higher repair costs.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Increase primarily due to higher amortization of drydock costs in 2025.

Europe/Mediterranean Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2025	2024	Change	% Change

Vessel revenues	$343,627	$333,081	$10,546	3%

Vessel operating costs:
Crew costs	116,489	109,178	(7,311)	(7)%
Repair and maintenance	27,195	28,288	1,093	4%
Insurance	2,868	3,171	303	10%
Fuel, lube and supplies	12,020	14,650	2,630	18%
Other	20,988	18,864	(2,124)	(11)%
Total vessel operating costs	179,560	174,151	(5,409)	(3)%
General and administrative expense	14,259	12,726	(1,533)	(12)%
Depreciation and amortization	92,114	92,331	217	0%
Vessel operating profit	$57,694	$53,873	$3,821	7%

Select operating statistics:
Utilization	88.2%	85.5%	2.7%
Active utilization	88.2%	85.5%	2.7%
Average vessel day rates	$21,188	$20,855	$333	1.6%
Vessel operating cost per active day	$9,790	$9,411	$(379)	(4.0)%
Average total vessels	50	51	(1)
Average stacked vessels	—	—	—
Average active vessels	50	51	(1)

Vessel revenue:

o	Increase primarily driven by higher utilization and higher average day rates that was partially offset by a lower vessel count.
o	Active utilization increased due to lower drydock and repair days.

Vessel operating costs:

o

Increase primarily due to higher crew costs associated with higher payroll tax expense. We also incurred higher other costs resulting from unplanned charges incidental to vessels being down for repair and higher training costs. Fuel costs decreased due to lower drydock and repair days.

General and administrative expense:

o	Increase primarily due to higher personnel costs and professional fees.

Depreciation and amortization expense:

o	Increase due to higher amortization of drydock costs.

West Africa Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2025	2024	Change	% Change

Vessel revenues	$362,755	$380,112	$(17,357)	(5)%

Vessel operating costs:
Crew costs	75,276	77,195	1,919	2%
Repair and maintenance	24,002	17,817	(6,185)	(35)%
Insurance	2,509	2,743	234	9%
Fuel, lube and supplies	20,214	18,233	(1,981)	(11)%
Other	27,659	24,415	(3,244)	(13)%
Total vessel operating costs	149,660	140,403	(9,257)	(7)%
General and administrative expense	11,528	9,495	(2,033)	(21)%
Depreciation and amortization	62,894	53,782	(9,112)	(17)%
Vessel operating profit	$138,673	$176,432	$(37,759)	(21)%

Select operating statistics:
Utilization	65.9%	72.2%	(6.3)%
Active utilization	71.1%	72.6%	(1.5)%
Average vessel day rates	$22,723	$21,173	$1,550	7.3%
Vessel operating cost per active day	$6,543	$5,664	$(879)	(15.5)%
Average total vessels	66	68	(2)
Average stacked vessels	(5)	(1)	(4)
Average active vessels	61	67	(6)

Vessel revenue:

o	Decrease primarily driven by a lower vessel count and lower utilization because of increased idle and stacked days partially offset by higher average day rates.
o	We took delivery of six new crew boats in 2025 and stacked some older crew boats, nine of which were sold.

Vessel operating costs:

o

Increase primarily due to higher repair costs and increased repair days; higher fuel costs associated with increased idle and stacked days; and higher other costs associated with a relief vessel engaged as a substitute for another vessel in drydock.

General and administrative expense:

o	Increase due to higher personnel costs and professional fees and a credit to bad debt expense in 2024.

Depreciation and amortization expense:

o	Increase primarily due to higher amortization of drydock costs.

Years Ended December 31, 2024 and 2023

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Total revenue	$1,345,835	$1,009,985	$335,850	33%
Costs and expenses:
Vessel operating costs:
Crew costs	416,276	329,473	(86,803)	(26)%
Repair and maintenance	98,376	78,716	(19,660)	(25)%
Insurance	11,027	9,297	(1,730)	(19)%
Fuel, lube and supplies	65,371	60,548	(4,823)	(8)%
Other	102,057	78,481	(23,576)	(30)%
Total vessel operating costs	693,107	556,515	(136,592)	(25)%
Costs of other operating revenues	3,555	4,342	787	18%
General and administrative	110,817	95,283	(15,534)	(16)%
Depreciation and amortization	242,770	180,331	(62,439)	(35)%
Gain on asset dispositions, net	(15,762)	(8,701)	7,061	81%
Total costs and expenses	1,034,487	827,770	(206,717)	(25)%
Other income (expense):
Foreign exchange loss	(15,276)	(1,370)	(13,906)	(1015)%
Equity in net earnings of unconsolidated companies	—	39	(39)	100%
Interest income and other, net	6,383	6,517	(134)	(2)%
Interest and other debt costs, net	(72,967)	(48,472)	(24,495)	(51)%
Total other expense	(81,860)	(43,286)	(38,574)	(89)%
Income before income taxes	229,488	138,929	90,559	(65)%
Income tax expense	50,216	43,308	(6,908)	(16)%
Net income	$179,272	$95,621	$83,651	(87)%

Select operating statistics:
Utilization	79.0%	79.1%	(0.1)%
Active utilization	79.2%	81.2%	(2.0)%
Average vessel day rates	$21,273	$16,802	$4,471	26.6%
Vessel operating cost per active day	$8,760	$7,615	$(1,145)	(15.0)%
Average total vessels	217	205	12
Average stacked vessels	(1)	(5)	4
Average active vessels	216	200	16

Revenue:

o	Increase primarily driven by higher average day rates and the full year effect of the Solstad Acquisition, which added 37 vessels to our fleet on July 5, 2023.
o	The Solstad vessels added $269.3 million to revenue in 2024 and $115.1 million in 2023, contributing $154.2 million to the revenue variance.
o	Slight decrease in active utilization due to higher idle time between contracts and increased drydock days.

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
o

During 2023, we recorded a $1.1 million charge resulting from a reduction in certain indemnification assets related to assumed tax liabilities acquired from Swire Pacific Offshore Holdings Limited (SPO) that were adjusted to reflect the expiration of the statute of limitations. This charge was offset by a corresponding decrease in income tax expense, which resulted in no impact on net income.

o	During 2023, we recognized a $2.3 million settlement gain from our pension plan as we significantly reduced the number of plan participants and related pension liabilities.

Foreign exchange losses:

o	In 2024 and 2023, we experienced foreign currency exchange losses. The 2024 losses were significant due to a strengthening of the U.S. Dollar against the Mexican Peso, Norwegian Kroner, Brazilian Real, Australian Dollar and certain African currencies.

Income tax expense:

o	We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. Our tax expense for 2024 and 2023 is mainly attributable to taxes on our operations in foreign countries.

Americas Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$261,929	$237,205	$24,724	10%

Vessel operating costs:
Crew costs	87,545	86,328	(1,217)	(1)%
Repair and maintenance	20,677	17,295	(3,382)	(20)%
Insurance	2,034	1,891	(143)	(8)%
Fuel, lube and supplies	13,635	13,175	(460)	(3)%
Other	24,391	19,232	(5,159)	(27)%
Total vessel operating costs	148,282	137,921	(10,361)	(8)%
General and administrative expense	14,046	15,105	1,059	7%
Depreciation and amortization	44,822	41,215	(3,607)	(9)%
Vessel operating profit	$54,779	$42,964	$11,815	27%

Select operating statistics:
Utilization	76.3%	82.0%	(5.7)%
Active utilization	76.9%	84.4%	(7.5)%
Average vessel day rates	$27,128	$22,174	$4,954	22.3%
Vessel operating cost per active day	$11,846	$10,916	$(930)	(8.5)%
Average total vessels	34	36	(2)
Average stacked vessels	—	(1)	1
Average active vessels	34	35	(1)

Vessel revenue:

o	Increase primarily driven by higher average day rates that was partially offset by lower utilization largely resulting from substantially higher drydock days.
o	Solstad Acquisition added four vessels in 2024 and six vessels during the last six months in 2023 and contributed $19.2 million to the revenue variance.
o	Active vessels decreased primarily due to vessel transfers to other segments.

Vessel operating costs:

o

Increase primarily due to higher repairs from substantially higher routine repairs performed while the vessels were in drydock. Crew costs increased due to the addition of Solstad Acquisition vessels. Certain contract fines and penalties related to delayed drydocks increased other operating costs.

General and administrative expense:

o	Decrease primarily due to higher bad debt expense in 2023.

Depreciation and amortization expense:

o	Increase primarily due to higher drydock activity that was partially offset by lower depreciation resulting from the lower vessel count.

Asia Pacific Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$210,328	$122,235	$88,093	72%

Vessel operating costs:
Crew costs	88,968	41,940	(47,028)	(112)%
Repair and maintenance	13,999	9,212	(4,787)	(52)%
Insurance	1,197	794	(403)	(51)%
Fuel, lube and supplies	8,834	5,251	(3,583)	(68)%
Other	10,311	7,751	(2,560)	(33)%
Total vessel operating costs	123,309	64,948	(58,361)	(90)%
General and administrative expense	8,544	8,147	(397)	(5)%
Depreciation and amortization	18,606	10,669	(7,937)	(74)%
Vessel operating profit	$59,869	$38,471	$21,398	56%

Select operating statistics:
Utilization	79.8%	82.3%	(2.5)%
Active utilization	79.8%	83.0%	(3.2)%
Average vessel day rates	$34,646	$24,968	$9,678	38.8%
Vessel operating cost per active day	$16,299	$11,057	$(5,242)	(47.4)%
Average total vessels	21	16	5
Average stacked vessels	—	—	—
Average active vessels	21	16	5

Vessel revenue:

o	Increase primarily driven by higher average day rates; the full year effect of the Solstad Acquisition; and the larger proportion of vessels working in Australia where average day rates are higher.
o	Solstad Acquisition added four vessels in 2024 and during the last six months of 2023 and contributed $18.7 million to the revenue variance.
o	Active utilization decreased due to higher drydock days and higher idle days between contracts.
o	Active vessels increased primarily due to the Solstad vessel acquisitions.

Vessel operating costs:

o	Increase primarily due to the additional active vessels and by the increased proportion of vessels working in Australia where crew costs are higher.

General and administrative expense:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to additional vessels and higher drydock activity.

Middle East Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$152,187	$135,375	$16,812	12%

Vessel operating costs:
Crew costs	53,390	53,416	26	0%
Repair and maintenance	17,595	16,187	(1,408)	(9)%
Insurance	1,882	1,784	(98)	(5)%
Fuel, lube and supplies	10,019	12,092	2,073	17%
Other	24,076	17,127	(6,949)	(41)%
Total vessel operating costs	106,962	100,606	(6,356)	(6)%
General and administrative expense	11,320	9,254	(2,066)	(22)%
Depreciation and amortization	30,135	26,566	(3,569)	(13)%
Vessel operating profit (loss)	$3,770	$(1,051)	$4,821	459%

Select operating statistics:
Utilization	83.7%	80.9%	2.8%
Active utilization	83.7%	80.9%	2.8%
Average vessel day rates	$11,527	$10,394	$1,133	10.9%
Vessel operating cost per active day	$6,783	$6,253	$(530)	(8.5)%
Average total vessels	43	44	(1)
Average stacked vessels	—	—	—
Average active vessels	43	44	(1)

Vessel revenue:

o	Increase primarily driven by higher average day rates and higher active utilization largely due to substantially fewer mobilization days in 2024.

Vessel operating costs:

o	Increase primarily due to the accelerated amortization of deferred mobilization costs due to cancelled contracts; higher repair costs due to an increase in vessel repair days; and increased training costs.

General and administrative expense:

o	Increase primarily due to higher personnel costs.

Depreciation and amortization expense:

o	Increase primarily due to higher drydock activity and higher depreciation due to additional equipment on several vessels.

Europe/Mediterranean Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$333,081	$230,217	$102,864	45%

Vessel operating costs:
Crew costs	109,178	78,613	(30,565)	(39)%
Repair and maintenance	28,288	17,029	(11,259)	(66)%
Insurance	3,171	2,218	(953)	(43)%
Fuel, lube and supplies	14,650	11,697	(2,953)	(25)%
Other	18,864	13,758	(5,106)	(37)%
Total vessel operating costs	174,151	123,315	(50,836)	(41)%
General and administrative expense	12,726	10,063	(2,663)	(26)%
Depreciation and amortization	92,331	63,152	(29,179)	(46)%
Vessel operating profit	$53,873	$33,687	$20,186	60%

Select operating statistics:
Utilization	85.5%	87.4%	(1.9)%
Active utilization	85.5%	87.4%	(1.9)%
Average vessel day rates	$20,855	$18,514	$2,341	12.6%
Vessel operating cost per active day	$9,411	$8,758	$(653)	(7.5)%
Average total vessels	51	38	13
Average stacked vessels	—	—	—
Average active vessels	51	38	13

Vessel revenue:

o	Increase primarily driven by higher average day rates and an increase in active vessels in the area resulting primarily from the Solstad Acquisition.
o	Solstad Acquisition added 26 vessels in 2024 and 24 vessels during the last six months of 2023 and contributed $86.4 million to the revenue variance.
o	Active utilization decreased due to higher drydock days and increased idle time between contracts.
o	Active vessels increased primarily due to the Solstad vessel acquisition.

Vessel operating costs:

o	Increase primarily due to the additional vessels in the segment.
o	Solstad Vessels added $86.7 million and $37.8 million to operating costs in 2024 and 2023, respectively.

General and administrative expense:

o	Increase primarily due to higher personnel costs as a result of the addition of onshore personnel from the Solstad Acquisition.

Depreciation and amortization expense:

o	Increase primarily due to the significant depreciation associated with the additional vessels acquired from Solstad plus higher amortization related to an increase in drydock activity.

West Africa Segment Operations.

	Year Ended December 31,
(In Thousands except for statistics)	2024	2023	Change	% Change

Vessel revenues	$380,112	$273,961	$106,151	39%

Vessel operating costs:
Crew costs	77,195	69,176	(8,019)	(12)%
Repair and maintenance	17,817	18,993	1,176	6%
Insurance	2,743	2,610	(133)	(5)%
Fuel, lube and supplies	18,233	18,333	100	1%
Other	24,415	20,613	(3,802)	(18)%
Total vessel operating costs	140,403	129,725	(10,678)	(8)%
General and administrative expense	9,495	9,281	(214)	(2)%
Depreciation and amortization	53,782	36,508	(17,274)	(47)%
Vessel operating profit	$176,432	$98,447	$77,985	79%

Select operating statistics:
Utilization	72.2%	71.1%	1.1%
Active utilization	72.6%	75.8%	(3.2)%
Average vessel day rates	$21,173	$14,917	$6,256	41.9%
Vessel operating cost per active day	$5,664	$5,302	$(362)	(6.8)%
Average total vessels	68	71	(3)
Average stacked vessels	(1)	(4)	3
Average active vessels	67	67	—

Vessel revenue:

o	Increase primarily driven by the increase in average day rates.
o	Solstad Acquisition added three vessels in 2024 and 2023, respectively, and contributed $29.3 million to the revenue increase.
o	Active utilization decreased due to higher idle time between contracts.

Vessel operating costs:

o	Increase primarily due to higher crew wages and a nonrecurring customs duty settlement in the second quarter of 2024.
o	Solstad Vessels added $8.7 million and $4.4 million to operating costs for 2024 and 2023, respectively.

General and administrative expense:

o	No significant variances.

Depreciation and amortization expense:

o	Increase primarily due to significantly increased drydock activity and higher depreciation.

Vessel Dispositions

We seek opportunities to sell and/or recycle our older vessels when market conditions warrant and opportunities arise. Most of our vessels are sold to buyers who do not compete with us in the offshore energy industry. During 2025, we sold 12 vessels from our active fleet, nine of which were crew vessels. During 2024, we sold six vessels from our active fleet. During 2023, we sold or recycled eight vessels designated as held for sale and sold seven vessels from our active fleet. The number of vessel dispositions by segment were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Number of vessel dispositions by segment:
Americas	1	1	1
Asia Pacific	1	—	1
Middle East	—	—	1
Europe/Mediterranean	—	1	—
West Africa	10	4	12
Total	12	6	15

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of each component to total revenues are as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Personnel	$75,995	5%	$67,156	5%	$50,343	5%
Office and property	19,126	1%	17,480	1%	20,998	2%
Professional services	24,188	2%	19,264	1%	16,498	2%
Transaction or restructuring charges (A)	8,345	1%	716	0%	1,090	0%
Other	6,877	1%	6,201	1%	6,354	1%
	$134,531	10%	$110,817	8%	$95,283	10%

General and administrative expenses for all segments and corporate, including their respective percentage of total general and administrative expenses, were as follows:

(In Thousands)	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Vessel operations:
Continuing operations	$61,002	45%	$55,492	50%	$50,785	53%
Transaction or restructuring charges (A)	—	0%	639	1%	1,065	1%
Total vessel operations	61,002	45%	56,131	51%	51,850	54%
Corporate:
Continuing operations	65,184	49%	54,609	49%	43,408	46%
Transaction or restructuring charges (A)	8,345	6%	77	0%	25	0%
Total corporate	73,529	55%	54,686	49%	43,433	46%

Total	$134,531	100%	$110,817	100%	$95,283	100%

(A)

Transaction or restructuring charges for the years ended December 31, 2025, 2024 and 2023 include $8.3 million, $0.7 million and $1.1 million, respectively, of transaction or severance and termination benefits.

General and administrative expenses for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily due to higher compensation costs and professional fees. General and administrative expenses for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 primarily due to higher compensation costs and professional fees.

Liquidity, Capital Resources and Other Matters

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. As of December 31, 2025, we had $581.6 million in cash and cash equivalents, and a borrowing capacity under our Revolving Credit Facility of $250.0 million for which any future borrowings would be due April 2030. On July 7, 2025, we issued $650.0 million in 9.125% Senior Notes that mature in July 2030 (2030 Notes). With the proceeds of the offering, we redeemed most of our outstanding debt as of June 30, 2025, including accrued interest and early redemption premiums. Also on July 7, 2025, we executed the $250.0 million Revolving Credit Facility that replaced our previous $25.0 million credit facility. As of the date of this filing, no amounts have been drawn under the Revolving Credit Facility.

In addition, on February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $261.0 million as of September 30, 2025. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late in the second quarter of 2026.

We believe cash and cash equivalents and net cash provided by operating activities, supplemented with our revolving credit capacity, provides us with sufficient liquidity to fund our obligations and meet our liquidity requirements, including the acquisition of the Wilson Companies.

Our cash and cash equivalents include restricted cash and other amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. As of December 31, 2025 approximately 24% of our cash balance held in foreign subsidiaries is awaiting U.S. dollar conversion.

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

A key component of our growth strategy is expanding our business and fleet through acquisitions, joint ventures and other strategic transactions. We would expect to finance any strategic transactions through the sale of our securities or through debt financing.

Working capital, which includes cash on hand, was $598.9 million at December 31, 2025, and included $5.8 million of current maturities on long term debt. During the year ended December 31, 2025, we reported $333.5 million in net income and generated $379.1 million in cash flows from operating activities, which includes our interest payments and drydock costs.

During the fourth quarter of 2025, we received several overdue payments aggregating approximately $54.0 million from our primary customer in Mexico, which reduced its outstanding receivable balance to $12.4 million as of December 31, 2025. We have not historically had, and we do not expect to have, any material write-offs due to the non-collectability of our receivables.

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

We signed agreements for the construction of two ocean going tugs and eight crew boats, all of which have been delivered as of December 31, 2025. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bears interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installment commencing approximately six months following delivery of the respective vessel. Each Facility Agreement is secured by the respective vessel, guaranteed by Tidewater as parent guarantor and has no financial covenants.

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for further details on our indebtedness.

Share Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. During the year ended December 31, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million. During the year ended December 31, 2024, we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. On November 5, 2023, our Board approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023. Please refer to Item 5 of this Form 10-K - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock. Also refer to Note (10) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Dividends

We declared no dividends during the years ended December 31, 2025, 2024 and 2023. Please refer to Note (10) - “Stockholders’ Equity” to the accompanying Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Net cash provided by operating activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net income	$333,453	$179,272
Depreciation and amortization	151,095	156,166
Amortization of deferred drydocking and survey costs	111,244	86,604
Amortization of debt premiums and discounts	5,379	6,741
Amortization of below market contracts	(1,200)	(5,000)
Unrealized foreign exchange loss (gain)	(23,398)	14,275
Deferred income taxes benefit	(195,816)	(2,807)
Gain on asset dispositions, net	(13,682)	(15,762)
Loss on debt extinguishment	27,113	—
Stock based compensation expense	14,483	13,681
Deferred drydocking and survey costs	(98,575)	(133,258)
Changes in operating assets and liabilities	69,012	(17,440)
Net cash provided by operating activities	$379,108	$282,472

Net cash provided by operating activities for the year ended December 31, 2025 was $379.1 million reflecting net income of $333.5 million, non-cash depreciation and amortization of $262.3 million, loss on extinguishment of debt of $27.1 million, unrealized foreign exchange gain of $23.4 million, a deferred income tax benefit of $195.8 million and stock-based compensation expense of $14.5 million. Changes in operating assets and liabilities provided $69.0 million in cash, reflecting improved receivable collections including from our primary customer in Mexico. We paid $98.6 million for regulatory drydocks in 2025.

Net cash provided by operating activities for the year ended December 31, 2024 was $282.5 million reflecting net income of $179.3 million, non-cash depreciation and amortization of $242.8 million, unrealized foreign exchange loss of $14.3 million and stock-based compensation expense of $13.7 million. Changes in operating assets and liabilities used $17.4 million in cash, reflecting additional investments in working capital due to an increase in business activity relating to the Solstad Acquisition. We paid $133.3 million for regulatory drydocks in 2024.

Investing Activities

Net cash used in investing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Proceeds from asset dispositions	$17,619	$19,338
Proceeds from sale of notes	660	8,054
Additions to properties and equipment	(25,761)	(27,580)
Net cash used in investing activities	$(7,482)	$(188)

Net cash used in investing activities for the year ended December 31, 2025 was $7.5 million, reflecting proceeds of $17.6 million related to the disposal of 12 vessels and $0.7 million related to the sale of a PEMEX note receivable. Additions to property and equipment was $25.8 million and primarily included upgrades to our existing fleet and continued enhancements to our current enterprise software system.

Net cash used in investing activities for the year ended December 31, 2024 was $0.2 million, reflecting proceeds of $19.3 million related to the disposal of six vessels and $8.1 million related to the sale of a PEMEX note receivable. Additions to property and equipment was $27.6 million and primarily included upgrades to our existing fleet and continued enhancements to our current enterprise software system.

Financing Activities

Net cash used in financing activities is as follows:

(In Thousands)	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Exercise of warrants	$—	$4
Issuance of long-term debt	650,000	—
Principal payments on long-term debt	(641,942)	(103,030)
Purchase of common stock	(90,089)	(90,742)
Payments on finance leases	(6,432)	—
Debt extinguishment premium	(19,601)	—
Debt issuance costs	(19,829)	(213)
Share based awards reacquired to pay taxes	(8,066)	(28,614)
Net cash used in financing activities	$(135,959)	$(222,595)

Financing activities for the year ended December 31, 2025 used $136.0 million of cash. We received proceeds of $650.0 million from the issuance of long-term debt, made $641.9 million in principal payments on long-term debt and paid $19.6 million in debt extinguishment premiums while incurring $19.8 million of debt issuance costs. In addition, we purchased 2,290,204 shares of our common stock for $90.1 million and paid $8.1 million in taxes on behalf of our employees related to the vesting of share-based awards.

Financing activities for the year ended December 31, 2024 used $222.6 million of cash. We made $103.0 million in principal payments on long-term debt while incurring $0.2 million of debt issuance costs. In addition, we purchased 1,384,186 shares of our common stock for $90.7 million and paid $28.6 million in taxes on behalf of our employees related to the vesting of share-based awards.

Legal Proceedings

We are named defendants or parties in certain lawsuits, claims or proceedings incidental to or arising in the ordinary course of business. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect these matters to have a material adverse effect on our financial position, operating results and cash flows. Please refer to Note (11) - “Commitments and Contingencies” to the accompanying Consolidated Financial Statements.

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

The significant accounting policies as described in Note (1) - “Nature of Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements, should be read in conjunction with this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

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

Impairment of Long-Lived Assets

We review the vessels in our active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. We group vessels with similar operating and marketing characteristics together for impairment testing purpose.

We estimate future cash flows based upon historical data adjusted for our best estimate of expected future market performance, which, in turn, is based on industry trends. The primary estimates and assumptions used in reviewing active vessel groups for impairment and estimating undiscounted cash flows include utilization rates, average day rates and average daily operating expenses. These estimates are based on recent actual trends in utilization, day rates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably in the past as market conditions have changed, and they are reasonably likely to continue to change if and when market conditions change in the future. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future.

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

We will, in all circumstances, attempt to achieve maximum value for our vessels, but we also recognize that certain vessels are more likely to be recycled, especially given the time and effort required to achieve a sale and the costs incurred to maintain a vessel while searching for a buyer. We establish ranges that in many cases have scrap value as the low end of the range and an expected open market sale value at the top of the range. When there is no expectation within the range that is considered more likely than any other, we apply equal probability weighting to the low and high ends of the valuation range.

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

The carrying value of our net deferred tax assets is based on our present belief in our ability to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on current estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to adjust valuation allowances against our deferred tax assets resulting in additional income tax expense or benefit in our Consolidated Income Statements. Management evaluates the realizability of the deferred tax assets and assesses the need for changes to valuation allowances on a quarterly basis. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Interest Rate Risk and Indebtedness

Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. Our financial instruments that are exposed to interest rate risk include our cash equivalents. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our investments. The book value for cash equivalents is considered to be representative of its fair value.

Senior Secured and Senior Unsecured Debt

Please refer to Note (4) - “Debt” to the accompanying Consolidated Financial Statements for a discussion on our outstanding debt.

The following table discloses how the estimated fair value of our outstanding debt, as of December 31, 2025, would change with a 100 basis-point increase or decrease in market interest rates.

(In Millions)	Outstanding	Estimated	100 Basis	100 Basis
	Value	Fair Value	Point Increase	Point Decrease
9.125 % Senior Notes due July 2030	$650.0	$697.4	$672.5	$724.3

Foreign Exchange Risk

Our financial instruments impacted by foreign currency exchange rate fluctuations consist primarily of cash and cash equivalents, trade receivables, trade payables and debt denominated in currencies other than the U.S. dollar. We may enter into spot derivative financial instruments that settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of these instruments, and as a result, no gains or losses are recognized. We may also enter into forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies resulting in the risk of exchange rates fluctuation between the U.S. dollar and foreign currencies. To minimize the financial impact of these fluctuations, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of the revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in U.S. dollars, subjecting us to heightened currency risk and regulations on the repatriation of cash. As a result, we have accumulated cash in certain countries. We continue to take steps to mitigate this additional foreign currency and repatriation risk with a focus on reducing cash balances denominated in currencies other than the U.S. dollar. Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related losses in our income statements. As of December 31, 2025 approximately 24% of our cash balance held in foreign subsidiaries is awaiting U.S. dollar conversion.

We have developed a sensitivity analysis to measure the impact of potential adverse movements in foreign currency exchange rates. With respect to foreign exchange sensitivity a hypothetical 10% adverse change in the year-end amounts of all our foreign currency positions relative to the U.S. dollar as of December 31, 2025 would result in a calculated $30.2 million pre-tax loss for our net-monetary assets that are remeasured from currencies other than U.S. dollars. There are certain limitations inherent in the sensitivity analysis primarily due to the assumption that exchange rates change instantaneously in an equally adverse fashion. In addition, the analysis is unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the various scenarios, this estimate should not be viewed as a forecast.

Derivative Instruments Risk

During 2025, we entered into derivative contracts to assist us in managing our foreign currency risk. These derivative contracts take the form of forward contracts with a duration of less than 12 months and are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. We had no derivative instruments as of December 31, 2024 and 2023. For further information regarding our derivative instruments, see Note (12) - “Fair Value Measurements” and Note (13) - “Derivative Instruments and Hedging Activities” in the Notes to the Consolidated Financial Statements included in Item 8 to this Form 10-K for activity and disclosure related to our foreign currency derivative contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated income statements, statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 6 to the consolidated financial statements, the Company recorded income tax benefit of $113.2 million for the year ended  December 31, 2025, and deferred tax assets of $534.3 million, prior to a valuation allowance of $332.0 million, deferred tax liabilities of $5.9 million, and liabilities for uncertain tax positions of $22.9 million as of  December 31, 2025. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recognition and measurement of tax liabilities for uncertain tax positions in any tax jurisdiction requires the interpretation of the related tax laws and regulations as well as the use of estimates and assumptions regarding significant future events. As disclosed by management, the Company is subject to the jurisdiction of taxing authorities in the United States and by the respective tax agencies in the countries in which they operate internationally, as well as to tax agreements and treaties among these governments. The Company is periodically audited by various taxing authorities in the United States and by the respective tax agencies in the countries in which they operate internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on the Company's effective tax rate.

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

March 2, 2026

We have served as the Company's auditor since 2021.

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and par value data)

	December 31,	December 31,
ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$578,761	$324,918
Restricted cash	—	2,032
Trade and other receivables, less allowance for credit losses of $3,034 and $3,184 as of December 31, 2025 and 2024, respectively	285,372	323,805
Marine operating supplies	38,482	34,319
Prepaid expenses and other current assets	11,520	13,588
Total current assets	914,135	698,662
Net properties and equipment	1,072,020	1,184,282
Deferred drydocking and survey costs	139,736	152,550
Indemnification assets	9,455	11,946
Deferred tax asset	200,939	3,163
Other assets	50,626	24,301
Total assets	$2,386,911	$2,074,904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,347	$71,385
Accrued expenses	153,169	129,894
Current portion of long-term debt	5,845	65,386
Other current liabilities	89,876	64,948
Total current liabilities	315,237	331,613
Long-term debt	649,048	571,710
Other liabilities	61,372	60,396

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized. 49,566,334 and 51,461,472 shares issued and outstanding at December 31, 2025 and 2024, respectively	50	52
Additional paid-in capital	1,663,247	1,656,830
Accumulated deficit	(305,157)	(548,831)
Accumulated other comprehensive income	7,248	6,060
Total stockholders’ equity	1,365,388	1,114,111
Noncontrolling interests	(4,134)	(2,926)
Total equity	1,361,254	1,111,185
Total liabilities and equity	$2,386,911	$2,074,904

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED INCOME STATEMENTS

(In Thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Vessel revenues	$1,338,931	$1,337,637	$998,993
Other operating revenues	13,855	8,198	10,992
Total revenue	1,352,786	1,345,835	1,009,985
Costs and expenses:
Vessel operating costs	680,582	693,107	556,515
Costs of other operating revenues	6,420	3,555	4,342
General and administrative	134,531	110,817	95,283
Depreciation and amortization	262,339	242,770	180,331
Gain on asset dispositions, net	(13,682)	(15,762)	(8,701)
Total costs and expenses	1,070,190	1,034,487	827,770
Operating income	282,596	311,348	182,215
Other income (expense):
Foreign exchange gain (loss)	22,683	(15,276)	(1,370)
Equity in net earnings of unconsolidated companies	—	—	39
Interest income and other, net	8,169	6,383	6,517
Loss on early extinguishment of debt	(27,113)	—	—
Interest and other debt costs, net	(66,090)	(72,967)	(48,472)
Total other expense	(62,351)	(81,860)	(43,286)
Income before income taxes	220,245	229,488	138,929
Income tax expense (benefit)	(113,208)	50,216	43,308
Net income	333,453	179,272	95,621
Less: Net losses attributable to noncontrolling interests	(1,208)	(1,384)	(1,564)
Net income attributable to Tidewater Inc.	$334,661	$180,656	$97,185
Basic income per common share	$6.69	$3.44	$1.88
Diluted income per common share	$6.64	$3.40	$1.84
Weighted average common shares outstanding	50,053	52,452	51,591
Dilutive effect of warrants, restricted stock units and stock options	379	619	1,346
Adjusted weighted average common shares	50,432	53,071	52,937

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Net income	$333,453	$179,272	$95,621
Other comprehensive income (loss):
Unrealized gain on note receivable	—	283	213
Change in supplemental executive retirement plan pension liability	1,870	318	(525)
Change in pension plan minimum liability	(682)	193	(2,998)
Total comprehensive income	$334,641	$180,066	$92,311

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
		Additional		other
(In Thousands)	Common	paid-in	Accumulated	comprehensive	Noncontrolling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2022	$51	1,556,990	(699,649)	8,576	22	$865,990
Total comprehensive income (loss)	—	—	97,185	(3,310)	(1,564)	92,311
Exercise of warrants into common stock	2	111,481	—	—	—	111,483
Repurchase and retirement of common stock	(1)	—	(35,374)	—	—	(35,375)
Acquisition of non-controlling interest in a majority owned subsidiary	—	(1,427)	—	—	—	(1,427)
Amortization of share-based awards	—	4,715	—	—	—	4,715
Balance at December 31, 2023	52	1,671,759	(637,838)	5,266	(1,542)	1,037,697
Total comprehensive income (loss)	—	—	180,656	794	(1,384)	180,066
Issuance of common stock	1	(1)	—	—	—	—
Exercise of warrants into common stock	—	4	—	—	—	4
Repurchase and retirement of common stock	(1)	—	(91,649)	—	—	(91,650)
Amortization of share-based awards	—	(14,932)	—	—	—	(14,932)
Balance at December 31, 2024	52	1,656,830	(548,831)	6,060	(2,926)	1,111,185
Total comprehensive income (loss)	—	—	334,661	1,188	(1,208)	334,641
Repurchase and retirement of common stock	(2)	—	(90,987)	—	—	(90,989)
Amortization of share-based awards	—	6,417	—	—	—	6,417
Balance at December 31, 2025	$50	1,663,247	(305,157)	7,248	(4,134)	$1,361,254

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$333,453	$179,272	$95,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,095	156,166	128,777
Amortization of deferred drydocking and survey costs	111,244	86,604	51,554
Amortization of debt premiums and discounts	5,379	6,741	4,619
Amortization of below market contracts	(1,200)	(5,000)	(3,800)
Unrealized foreign exchange loss (gain)	(23,398)	14,275	945
Deferred income taxes provision (benefit)	(195,816)	(2,807)	92
Gain on asset dispositions, net	(13,682)	(15,762)	(8,701)
Gain on pension settlement	—	—	(2,313)
Loss on early extinguishment of debt	27,113	—	—
Stock-based compensation expense	14,483	13,681	10,755
Changes in operating assets and liabilities, net:
Trade and other receivables	38,433	(55,453)	(109,756)
Marine operating supplies	(4,621)	(2,906)	1,984
Prepaid expenses and other current assets	2,068	1,584	5,813
Accounts payable	(5,038)	26,454	5,985
Accrued expenses	23,275	7,393	20,072
Other current liabilities	(2,712)	13,908	809
Other liabilities	2,329	(2,415)	(740)
Deferred drydocking and survey costs	(98,575)	(133,258)	(97,378)
Other, net	15,278	(6,005)	(144)
Net cash provided by operating activities	379,108	282,472	104,194
Cash flows from investing activities:
Proceeds from asset dispositions	17,619	19,338	15,506
Proceeds from sale of notes	660	8,054	—
Acquisitions, net of cash acquired	—	—	(594,191)
Additions to properties and equipment	(25,761)	(27,580)	(31,588)
Net cash used in investing activities	(7,482)	(188)	(610,273)
Cash flows from financing activities:
Exercise of warrants	—	4	111,483
Issuance of long-term debt	650,000	—	575,000
Principal payments on long-term debt	(641,942)	(103,030)	(13,677)
Purchase of common stock	(90,089)	(90,742)	(35,025)
Payments on finance leases	(6,432)	—	—
Debt extinguishment premium	(19,601)	—	—
Acquisition of non-controlling interest in a majority owned subsidiary	—	—	(1,427)
Debt issuance costs	(19,829)	(213)	(14,758)
Share based awards reacquired to pay taxes	(8,066)	(28,614)	(6,040)
Net cash provided by (used in) financing activities	(135,959)	(222,595)	615,556
Effects of exchange rate changes on cash, cash equivalents and restricted cash	16,870	(8,623)	511
Net change in cash, cash equivalents and restricted cash	252,537	51,066	109,988
Cash, cash equivalents and restricted cash at beginning of period	329,031	277,965	167,977
Cash, cash equivalents and restricted cash at end of period	$581,568	$329,031	$277,965

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$47,810	$66,897	$26,638
Income taxes	$60,310	$56,909	$43,880
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$10,727	$—	$14,265
Recognition of finance leases	$28,658	$—	$—
Supplemental disclosure of noncash financing activities:
Debt incurred for the purchase of four vessels	$11,479	$—	$15,235

Cash, cash equivalents and restricted cash at December 31, 2025 and 2024 includes $2.8 million and $2.1 million, respectively, in long-term restricted cash.

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide offshore support vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of offshore marine service vessels. Our revenues, earnings and cash flows from operating activities are dependent upon the activity level of the vessel fleet (utilization) and the price we charge for these services (day rate). The level of our business activity is driven by the amount of installed offshore oil and gas production facilities, the level of offshore drilling and exploration and development activity, and the general level of offshore construction projects such as pipeline and windfarm construction and support. Our customers’ offshore activity, in turn, is dependent on crude oil and natural gas (oil and gas) prices, which fluctuate depending on the respective levels of supply and demand for oil and gas and the outlook for such levels.

Unless otherwise required by the context, the terms “we,” “us,” “our” and “company” as used herein refer to Tidewater Inc. and its consolidated subsidiaries and predecessors.

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

Revision of Previously Issued Financial Statements

We identified a misclassification of the effects of exchange rate changes on cash and cash equivalent balances in our Consolidated Statements of Cash Flows. The effects of exchange rate changes on cash and cash equivalent balances were not previously presented as a separate item in the reconciliation of the net change in cash, cash equivalents and restricted cash in our Statements of Cash Flows, but rather included as a component of net cash provided by operating activities. We assessed the impact of the misclassification and determined it was not material to any previously issued financial statements.

Accordingly, we revised our Consolidated Statements of Cash Flows to reflect the effects of exchange rate changes on cash and cash equivalent balances for the years ended December 31, 2024 and December 31, 2023 and will revise our Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2025 and June 30, 2025.

This revision increased cash provided by operating activities with a corresponding offset amount reflected in the effects of exchange rate changes on cash, cash equivalents and restricted cash by $8.6 million for the year ended December 31, 2024.

This revision decreased cash provided by operating activities with a corresponding offset amount reflected in the effects of exchange rate changes on cash, cash equivalents and restricted cash by $0.5 million for the year ended December 31, 2023, $5.6 million for the three months ended March 31, 2025 and $17.3 million for the six months ended June 30, 2025.

The revision had no impact on our previously reported consolidated net income; comprehensive income (loss); financial position; net change in cash, cash equivalents, and restricted cash; or total cash, cash equivalents, and restricted cash as previously reported in our Consolidated Statements of Cash Flows.

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

Our segments are based on geographic markets: the Americas segment, which includes the U.S. Gulf, Trinidad, Mexico and Brazil; the Asia Pacific segment, which includes Southeast Asia and Australia; the Middle East segment, which includes Saudi Arabia, United Arab Emirates and India; the Europe/Mediterranean segment, which includes the United Kingdom, Norway, Egypt and East Africa; and the West Africa segment, which includes Angola and other coastal regions of West Africa. East Africa transitioned from the Middle East segment to the Europe/Mediterranean segment in 2025. We have not had any business activity in East Africa since 2022. Please refer to Note (15) - “Segment Information, Geographical Data and Major Customers” for disclosure related to reporting segments.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the recorded amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for credit losses, useful lives of property and equipment, marine operating supplies, income tax provisions, impairments, fair value of assets and liabilities related to acquired vessels, fair value of available-for-sale debt securities, fair value of stock-based compensation awards, commitments and contingencies, pensions and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used and, as such, actual results may differ from these estimates.

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

Properties and Equipment

Capitalization, Depreciation and Amortization

Properties and equipment acquired after fresh-start are stated at their acquisition cost. Depreciation is computed primarily on the straight-line basis beginning on acquisition date or on the date construction is completed, with salvage values of 7.5% for marine equipment, using estimated useful lives of 10 – 20 years for marine equipment and 3 – 10 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our Consolidated Income statements.

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

Costs related to vessel improvements that either extend the vessel’s useful life or increase the vessel’s functionality are capitalized and depreciated. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term or over the remaining estimated useful life of the vessel in instances where the modification is a permanent upgrade to the vessel and enhances its usefulness. Major modifications to equipment that are not being performed for a specific customer contract are capitalized and amortized over the remaining life of the equipment.

Net Properties and Equipment

The following are summaries of net properties and equipment:

(In Thousands)	December 31,	December 31,
	2025	2024
Properties and equipment:
Vessels and related equipment	$1,751,479	$1,727,197
Other properties and equipment	32,901	28,969
	1,784,380	1,756,166
Less accumulated depreciation and amortization	712,360	571,884
Net properties and equipment	$1,072,020	$1,184,282

As of  December 31, 2025, we owned 208 offshore support and other vessels, 200 of which were active and eight of which were stacked. As of December 31, 2024, we owned 211 offshore support and other vessels, 210 of which were active and one of which was stacked. We consider a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed. Please refer to Note (7) - “Assets Held for Sale, Asset Sales and Asset Impairments” for additional discussion of our assets held for sale including any reclassifications to or from the active fleet. Some of our vessels are pledged as security under our debt agreements. Refer to Note (4) - “Debt” for additional information regarding debt security.

During the year ended December 31, 2025, we exercised our purchase option under a bareboat charter agreement to acquire a vessel for $4.9 million. Additionally, we gave notice of our intent to acquire two more vessels currently under bareboat charter agreements. As a result, we classified the bareboat charter agreements associated with the two vessels as finance leases valued at $23.7 million. The right of use asset is included in Other assets and the finance lease liability is included in Other current liabilities in our Consolidated Balance Sheet at December 31, 2025.

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

Please refer to Note (7) - “Assets Held for Sale, Asset Sales and Asset Impairments” for a discussion of our evaluations of long-lived assets for impairment during the years ended December 31, 2025, 2024 and 2023.

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

For the long-term rate of return, we developed assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate reflect the theoretical rate at which liabilities could be settled in the bond market at  December 31, 2025.

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

Operating Costs

Vessel operating costs consist primarily of costs such as crew wages; repair and maintenance; insurance; fuel, lube oil and supplies; and other vessel expenses, which include costs such as brokers’ commissions, training costs, freight costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major repairs carried out during drydockings, which occur during the economic useful life of the vessel. Vessel operating costs, excluding drydocking cost, are recognized as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency for all our existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses from the revaluation of our foreign currency denominated monetary assets and liabilities are included in the Consolidated Income Statements.

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

The components of basic and diluted earnings per share, are as follows:

(In Thousands, except per share data)	Year Ended December 31,
	2025	2024	2023
Net income available to common stockholders	$334,661	$180,656	$97,185
Weighted average outstanding shares of common stock, basic	50,053	52,452	51,591
Dilutive effect of options, warrants and stock awards	379	619	1,346
Weighted average common stock and equivalents	50,432	53,071	52,937

Income per share, basic	$6.69	$3.44	$1.88
Income per share, diluted	$6.64	$3.40	$1.84

Additional information:
Incremental "in-the-money" options, warrants, and restricted stock units outstanding at the end of the period	667	856	1,674

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

Activity in the allowance for credit losses for the three years ended December 31, 2025 is as follows:

Trade
(In Thousands)	and
Other Receivables
Balance at January 1, 2023	$14,060
Current period provision for expected credit losses	3,305
Write offs	(1,484)
Recoveries	490
Other	(457)
Balance at December 31, 2023	$15,914
Current period credit for expected credit losses	(1,430)
Write offs (A)	(10,969)
Other	(331)
Balance at December 31, 2024	$3,184
Current period credit for expected credit losses	(150)
Balance at December 31, 2025	$3,034

(A)	Primarily the write off of the remaining balance due from our Nigerian joint venture.

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

In addition, we disclose the fair value of our long-term debt (Level 1) in Note (4) - “Debt.”

Governmental Assistance

We received the $12.9 million, $11.8 million and $6.1 million, respectively, in wage and sick pay refunds from the Norwegian government which was credited to our vessel operating costs in our Consolidated Income Statements for the years ended December 31, 2025, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which requires disclosure of incremental segment information on an annual and interim basis including significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We adopted this standard on December 31, 2024, and we have included the required disclosures in Note (15) - “Segment Information, Geographical Data and Major Customers” for the three years ending December 31, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, which requires a greater disaggregation of information in the income tax rate reconciliation and income taxes paid by jurisdiction to improve the transparency of the income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. We adopted this standard on December 31, 2025, on a prospective basis, and we have included the required disclosures in Note (5) - “Incomes Taxes.”

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures to improve disclosures about certain types of expenses including purchases of inventory, employee compensation and depreciation, depletion and amortization included in commonly presented captions in the Consolidation Statements of Operations. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants to establish the accounting for government grants received by a business entity. Under this standard, a government grant is not recognized until (i) it is probable that the company will comply with the conditions attached to the grant and that the grant will be received; and (ii) the company meets the recognition guideline for the grant. This guidance is effective for annual and interim periods beginning after December 15, 2028. We are currently evaluating the effect of the standard on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting to clarify interim disclosure requirements and the applicability of Topic 270. The objective of this standard is to provide clarity about the current requirements under generally accepted accounting principles rather than expanding or reducing the interim disclosure requirements. This guidance is effective for interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the effect of the standard on our consolidated interim financial statements.

In December 2025, the FASB issued ASU 2015-12, Codification Improvements to make various changes to the codification that either clarify or correct errors or make minor improvements to generally accepted accounting principles that are not expected to have a significant effect on current accounting practice. This guidance is effective for annual and interim periods beginning after December 15, 2026. We are currently evaluating the effect of the standard on our consolidated financial statements.

(2)	ACQUISITIONS

Acquisition of Solstad Vessels

On March 7, 2023, we entered into an Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, which was amended on June 30, 2023 (the Acquisition Agreement), with certain subsidiaries of Solstad Offshore ASA, a Norwegian public limited company (collectively, the Sellers), pursuant to which we agreed to acquire from the Sellers (the Solstad Acquisition): (i) 37 platform supply vessels owned by the Sellers (the Solstad Vessels); and (ii) the charter parties governing certain of the Solstad Vessels. On July 5, 2023, we completed the Solstad Acquisition for an aggregate cash purchase price of approximately $594.2 million, consisting of the $577.0 million base purchase price plus an initial $3.0 million purchase price adjustment; $3.2 million for working capital items comprised of fuel and lubricants; and $11.0 million in estimated transaction costs, consisting primarily of advisory and legal fees. The purchase price was funded through a combination of cash on hand and net proceeds from both the Senior Secured Term Loan and the 10.375% Senior Unsecured Notes due July 2028. See Note (4) - “Debt” for additional disclosure on these debt instruments. The acquisition is included in our results subsequent to July 4, 2023.

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

(B)	The working capital adjustment included $1.3 million for lubricants, which are expensed by Tidewater.

(3)	REVENUE RECOGNITION

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

Refer to Note (15) - “Segment Information, Geographical Data and Major Customers” for revenue by segment and in total for the worldwide fleet.

Contract Balances

Trade accounts receivable are recognized when revenue is earned and collectible. Contract assets include pre-contract costs, primarily related to vessel mobilizations, which have been deferred and will be amortized as other vessel expenses consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. Contract liabilities include payments received for mobilizations or reimbursable vessel modifications to be recognized consistent with the pattern of revenue recognition primarily on a straight-line basis over the term of such vessel’s charter. At December 31, 2025, we had $0.8 million and $1.1 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we have $4.8 million and $3.6 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities and other liabilities, which will be recognized during the next three years. At  December 31, 2024, we had $1.1 million and $0.6 million of deferred mobilization costs included with prepaid expenses and other current assets and other assets, respectively, and we have $9.4 million and $2.1 million of deferred mobilization revenue related to unsatisfied performance obligations included within other current liabilities and other liabilities.

During the years ended December 31, 2025 and 2024, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $9.4 million and $3.8 million, respectively.

(4)	DEBT

The following table summarizes debt outstanding based on stated maturities:

(In Thousands)	December 31,	December 31,
	2025	2024
Senior bonds:
9.125% Senior Notes due July 2030	$650,000	$—
Vessel Facility Agreements	20,078	10,387
Senior Secured Term Loan	—	212,500
10.375% Senior Unsecured Notes due July 2028	—	250,000
8.50% Senior Secured Notes due November 2026	—	175,000
	670,078	647,887
Debt discount and issuance costs	(15,185)	(10,791)
Less: Current portion of long-term debt	(5,845)	(65,386)
Total long-term debt	$649,048	$571,710

On July 7, 2025, all amounts outstanding, including accrued interest, under the Senior Secured Term Loan, the 10.375% Senior Unsecured Notes due July 2028 and the 8.50% Senior Secured Notes due November 2026 (Extinguished Debt) were redeemed and paid in full in conjunction with the issuance of the 2030 Notes described below. All collateral, security and guarantees related to the Extinguished Debt were released in conjunction with the repayment. In addition, the holders of the 10.375% Senior Unsecured Notes due July 2028 and the 8.50% Senior Secured Notes due November 2026 received redemption premiums totaling $15.0 million and $4.5 million, respectively. We also wrote off approximately $7.5 million in discount and debt issue costs related to the Extinguished Debt, resulting in a $27.1 million loss on early extinguishment of debt which is recorded in our Consolidated Income Statement for the year ended December 31, 2025.

9.125% Senior Notes due July 2030

On July 7, 2025, we, certain of our subsidiaries (Guarantors), and Wilmington Trust, National Association, as trustee (Trustee), executed an indenture (Indenture), pursuant to which we issued $650.0 million in aggregate principal amount of 9.125% Senior Notes due 2030 (2030 Notes). The 2030 Notes are unconditionally guaranteed on a senior unsecured basis by the Guarantors.

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

As of December 31, 2025, the fair value (Level 1) of the 9.125% Senior Notes due July 2030 was $697.4 million. The fair value is obtained from public transaction activity.

Revolving Credit Facility

On July 7, 2025, we and the Guarantors entered into a credit agreement with DNB Bank ASA, New York Branch, as facility agent and security trustee, and a syndicate of lenders providing for a $250.0 million senior secured revolving credit facility (Revolving Credit Facility). The Revolving Credit Facility matures on April 15, 2030, and replaced our previous $25.0 million credit facility. Amounts borrowed under the Revolving Credit Facility are subject to an interest rate per annum equal to (i) for Term Secured Overnight Financing Rate (Term SOFR) advances, the aggregate of (a) the Term SOFR for the relevant interest period, plus (b) an applicable margin ranging from 250 to 350 basis points, depending on our total net leverage ratio (Margin); or (ii) for Alternate Base Rate (ABR) advances, the ABR Rate, which equals the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50%, (c) Term SOFR plus 1.00%, and (d) 1.00%. The Revolving Credit Facility also requires payment of quarterly customary unused commitment fees and if utilized, certain letter of credit and fronting fees.

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

Vessel Facility Agreements

We signed agreements for the construction of ten new vessels, all of which have been delivered and are included in our properties and equipment on our Consolidated Balance Sheet as of December 31, 2025. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bear interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing six months following delivery of the respective vessels. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

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

The Senior Unsecured Notes would have matured on July 3, 2028, and accrued interest at a rate of 10.375% per annum payable semi-annually in arrears on January 3 and July 3 of each year, beginning January 3, 2024. Prepayment of the Senior Unsecured Notes prior to July 3, 2025, was subject to a prepayment premium starting at 6.0% that declined over time.

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

The 2026 Notes would have matured on November 16, 2026, and accrued interest at a rate of 8.5% per annum payable semi-annually in arrears in May and November of each year. Prepayment of the 2026 Notes after May 16, 2025 was subject to a 2.55% prepayment premium that stepped down by 0.85% at each six-month interval thereafter.

Debt Costs

We capitalize a portion of our interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred are as follows:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Total interest and debt costs incurred	$66,120	$73,218	$48,742
Less: interest costs capitalized	(30)	(251)	(270)
Total interest and debt costs	$66,090	$72,967	$48,472

The Company’s scheduled principal long-term maturities as of December 31, 2025, were as follows:

Maturity of long-term debt (In Thousands)	Total Due
2026	$5,845
2027	6,153
2028	4,781
2029	3,067
2030	650,232
Total	$670,078

(5)	INCOME TAXES

Income (losses) before income taxes derived from United States and non-U.S. operations are as follows:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Non-U.S.	$312,794	$262,012	$174,103
United States	(92,549)	(32,524)	(35,174)
	$220,245	$229,488	$138,929

Income tax expense (benefit) consists of the following:

(In Thousands)	U.S.
	Federal	State	Non-U.S.	Total
Year Ended December 31, 2023
Current	$—	$1	$43,215	$43,216
Deferred	—	—	92	92
	$—	$1	$43,307	$43,308
Year Ended December 31, 2024
Current	$148	$11	$52,864	$53,023
Deferred	—	—	(2,807)	(2,807)
	$148	$11	$50,057	$50,216
Year Ended December 31, 2025
Current	$175	$473	$81,960	$82,608
Deferred	(201,507)	—	5,691	(195,816)
	$(201,332)	$473	$87,651	$(113,208)

The components of cash paid for income taxes for the year ended December 31, 2025, are as follows:

(In Thousands)	Year Ended December 31,
2025

U.S. Federal	$340
U.S. State and Local	14
Foreign:
Angola	7,997
Brazil	8,620
Republic of the Congo	3,469
Gabon	5,588
Guyana	4,222
Namibia	9,109
Saudi Arabia	4,010
Other Foreign Jurisdictions	16,941
Total cash taxes paid, net	$60,310

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax loss as a result of the following:

(In Thousands)	Year Ended December 31,
	2025
Earnings from continuing operations, before income tax expense	$220,245
U.S. Federal Statutory Tax Rate	46,251	21.0%
State and Local Income Taxes	473	0.2%
Federal
Effect of Cross-Border Tax Laws
Subpart F	74,406	33.8%
Net GILTI Inclusion	31,539	14.3%
Tax Credits
Foreign tax credit	(39,984)	(18.2)%
Changes in Valuation Allowances	(199,965)	(90.8)%
Nontaxable or Nondeductible Items
Executive Compensation	3,313	1.5%
Other	(22)	(0.0)%
Other Adjustments
Restructuring	(50,182)	(22.8)%
Other	(1,001)	(0.5)%
Foreign tax effects
Angola
Withholding Tax	7,333	3.3%
Other	197	0.1%
Australia
Effect of Rates Different than Statutory	2,537	1.2%
Nondeductible Expenses	(2,742)	(1.2)%
Other	(1,554)	(0.7)%
Brazil
Effect of Rates Different than Statutory	3,290	1.5%
Other	685	0.3%
Cayman Islands
Effect of Rates Different than Statutory	5,467	2.5%
Other	113	0.1%
Republic of the Congo
Effect of Rates Different than Statutory	2,601	1.2%
Deemed Profit Tax	(5,772)	(2.6)%
Other	2,584	1.2%
Cote d'Ivoire
GloBE Pillar II - Top Up Tax	2,929	1.3%
Deemed Profit Tax	(5,793)	(2.6)%
Other	2,189	1.0%
Egypt
GloBE Pillar II - Top Up Tax	3,590	1.6%
Other	(693)	(0.3)%
Gabon	2,984	1.4%
Namibia
Effect of Rates Different than Statutory	2,793	1.3%
Other	1,116	0.5%
Saudi Arabia
Withholding Tax	2,837	1.3%
Other	(85)	(0.0)%
Singapore
Effect of Rates Different than Statutory	(2,568)	(1.2)%
Tax Exempt Income	(11,883)	(5.4)%
Other	2,459	1.1%
Suriname
Nondeductible Expenses	(3,750)	(1.7)%
Other	3,005	1.4%
Other Foreign Jurisdictions	8,912	3.9%
Changes in Unrecognized Tax Benefits	(817)	(0.4)%
Income Tax Expense	$(113,208)	(51.4)%

(In Thousands)	Year Ended December 31,
	2024	2023
Computed “expected” tax expense (benefit)	$48,192	$29,175
Increase (reduction) resulting from:
Foreign income taxed at different rates	(50,669)	(35,088)
Uncertain tax positions (A)	(787)	(1,401)
Nondeductible transaction costs	(710)	(898)
Valuation allowance - deferred tax assets (A)	(28,040)	(83)
Valuation allowance - deferred tax true-up	(1,831)	390
Deferred tax true-up	1,831	(390)
Foreign taxes	52,842	36,339
Net GILTI Inclusion	22,249	2,705
Return to accrual	4,500	(8,079)
Restructuring	—	13,896
Share based compensation	(13,177)	(1,470)
162(m) - Executive compensation	11,995	2,107
Subpart F income	3,700	6,664
Other, net	121	(559)
	$50,216	$43,308

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)	December 31,	December 31,
	2025	2024
Deferred tax assets:
Accrued employee benefit plan costs	$7,623	$7,673
Stock based compensation	3,651	3,178
Net operating losses	107,159	134,280
Tax credit carryforwards	232,962	413,873
Disallowed business interest expense carryforward	—	15,556
Property and Equipment	173,844	—
Capital loss carryforward	5,269	5,261
Other	3,810	4,273
Gross deferred tax assets	534,318	584,094
Less valuation allowance	(332,006)	(532,994)
Net deferred tax assets	202,312	51,100
Deferred tax liabilities:
Property and Equipment	—	(45,856)
Outside basis difference deferred tax liability	(2,891)	(2,891)
Foreign interest withholding tax	(2,787)	(1,512)
Other	(267)	(290)
Gross deferred tax liabilities	(5,945)	(50,549)
Net deferred tax assets (liabilities)	$196,367	$551

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $72.7 million, which are subject to an IRC Section 382 limitation. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $216.5 million, which includes $70.1 million of net operating losses subject to an IRC Section 382 limitation. We have U.S. net operating losses of $28.2 million that will begin expiring in 2035 and $44.5 million having indefinite carryforward periods. We have $232.7 million of U.S. foreign tax credits as of December 31, 2025 that will expire beginning in 2027. We have foreign net operating loss carryforwards of $389.3 million that will expire beginning in 2026 with many having indefinite carryforward periods.

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

Based on this evaluation, for the period ended December 31, 2025, a valuation allowance of $332.0 million was recorded against our net deferred tax asset. For the period ended December 31, 2024, a valuation allowance of $533.0 million was recorded against our net deferred tax asset. During the year ended December 31, 2025, we recorded non-cash deferred tax benefits totaling $201.5 million, primarily related to a release of a valuation allowance in the second quarter of 2025 and as a result of a strategic internal restructuring of our vessel ownership (Vessel Realignment) in the fourth quarter of 2025. The valuation allowance previously established against the net U.S. deferred tax asset position was released after considering all available evidence, including the three-year cumulative financial taxable income position and the domestic tax impact given our current operating structure, and determining that sufficient positive evidence existed to conclude that a portion of the valuation allowance was no longer needed. We intend to maintain a valuation allowance on the remaining U.S. foreign tax credits and net deferred tax asset balances in foreign jurisdictions until sufficient evidence supports a reversal. This tax benefit is included as a component of income tax benefit in our Consolidated Income Statement for the year ended December 31, 2025.

We have not recognized a U.S. deferred tax liability associated with temporary differences related to investments in our non-U.S. holding companies as we do not intend to dispose of the stock of these companies. These differences relate primarily to stock basis differences attributable to factors other than earnings, given that any untaxed cumulative earnings were subject to taxation in the U.S. in 2017 in accordance with the Tax Act. Further, any post-2017 earnings of these subsidiaries will either be taxed currently for U.S. purposes or will be permanently exempt from U.S. taxation. It is not practicable to estimate the deferred tax liability associated with temporary differences related to investments in our non-U.S. holding companies due to the legal structure and complexity of U.S. and non-U.S. tax laws.

Historically, it has been our practice and intention to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Considering the significant changes made by the Tax Act, we will no longer be indefinitely reinvested with regards to its non-U.S. earnings which can be repatriated free of taxation. However, we are indefinitely reinvested in the non-U.S. earnings that could be subject to taxation and no deferred taxes have been provided for such earnings. As of December 31, 2025, the non-U.S. positive unremitted earnings, for which we are indefinitely reinvested, are $320.8 million. It is not practicable to estimate the amount of taxes on positive unremitted earnings due to the legal structure and complexity of non-U.S. tax laws. We decide each period whether to indefinitely reinvest these earnings. If, as a result of these reassessments, we distribute these earnings in the future, additional tax liabilities could result.

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

Our balance sheet reflects the following in accordance with ASC 740:

(In Thousands)	December 31,	December 31,
	2025	2024
Tax liabilities for uncertain tax positions	$22,855	$24,582
Income tax payable	44,789	30,069
Income tax receivable	717	5,396

Included in the liability balances for uncertain tax positions above for the periods ending December 31, 2025 and 2024, are $10.5 million and $9.4 million of penalties and interest, respectively. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, and the liability for uncertain tax positions (but excluding related penalties and interest) are as follows:

(In Thousands)

Balance at December 31, 2022 (A)	$177,382
Additions based on tax positions related to the current year	212
Additions based on tax positions related to a prior year	1,869
Settlement and lapse of statute of limitations	(165,065)
Reductions based on tax positions related to a prior year	(712)
Balance at December 31, 2023	$13,686
Additions based on tax positions related to the current year	5,909
Additions based on tax positions related to a prior year	53
Settlement and lapse of statute of limitations	(3,551)
Reductions based on tax positions related to a prior year	(889)
Balance at December 31, 2024	$15,208
Additions based on tax positions related to the current year	1,215
Additions based on tax positions related to a prior year	340
Settlement and lapse of statute of limitations	(3,696)
Reductions based on tax positions related to a prior year	(723)
Balance at December 31, 2025	$12,344

(A)	The gross balance reported as uncertain tax positions is largely offset by $157.7 million of foreign tax credits and other tax attributes.

The amount of unrecognized tax benefits that, if recognized for tax purposes, would affect the effective tax rate are $21.6 million and $21.0 million as of December 31, 2025 and  December 31, 2024 respectively.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for tax years prior to December 2021. We have ongoing examinations by various foreign tax authorities and do not believe that the results of these examinations will have a material adverse effect on our financial position or results of operations.

(6)	LEASES

We have operating leases primarily for office space, temporary residences, automobiles and office equipment. We also have finance leases for two vessels under bareboat charters that we intend to purchase. Contracts containing assets that we benefit from and control are recognized on our balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognized lease expense for these leases on a straight-line basis over the lease term. We combine the lease and non-lease components for all lease agreements. Certain leases include one or more options to renew with renewal terms that can extend the lease term from one to twenty-six years. The exercise of lease renewal options is at our sole discretion and lease renewal options are not included in our lease terms if they are not reasonably certain to be exercised. Our lease agreements generally do not contain any residual value guarantees or restrictive covenants. The amount of right of use assets and lease liabilities recorded on our Consolidated Balance Sheet at December 31, 2025 and 2024, respectively, are as follows.

Leases (In Thousands)	Classification	December 31, 2025	December 31, 2024
Assets:
Operating	Other assets	$7,483	$11,152
Finance	Other assets	24,147	—
Total lease assets		$31,630	$11,152
Liabilities:
Current
Operating	Other current liabilities	615	4,904
Finance	Other current liabilities	24,370	—
Noncurrent
Operating	Other liabilities	6,363	5,914
Total lease liabilities		$31,348	$10,818

Future payments to be made on our operating and finance lease liabilities at December 31, 2025 will be as follows.

Maturity of lease liabilities (In Thousands)	Operating leases	Finance leases
2026	$1,890	$24,903
2027	2,005	—
2028	1,643	—
2029	1,369	—
2030	1,385	—
After 2030	1,334	—
Total lease payments	9,626	24,903
Less: Interest	(2,648)	(533)
Present value of lease liabilities	$6,978	$24,370

As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Lease costs included in our Consolidated Income Statements for the years ended  December 31, 2025, 2024 and 2023, respectively, are as follows.

(In Thousands)		Year Ended	Year Ended	Year Ended
Lease costs	Classification	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease costs	General and administrative	$1,823	$1,699	$1,798
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	827	—	—
Interest on finance lease liabilities	Interest and other debt costs, net	903	—	—
Short-term leases	General and administrative	2,889	2,587	2,496
Variable lease costs	General and administrative	445	381	648
Net lease cost		$6,887	$4,667	$4,942

Our weighted average remaining lease term and weighted average discount rate at December 31, 2025 is as follows.

Lease term and discount rate	December 31, 2025
Weighted average remaining lease term in years - operating lease	4.8
Weighted average remaining lease term in years - finance lease	0.1
Weighted average discount rate - operating lease	7.8%
Weighted average discount rate - finance lease	9.5%

The cash paid for operating leases included in operating cash flows and in the measurement of lease liabilities for the years ended  December 31, 2025, 2024 and 2023 was $3.6 million, $3.5 million and $3.8 million, respectively. Right of use assets obtained in exchange for operating lease obligations were $2.5 million, $6.7 million and $3.1 million, for the years ended  December 31, 2025, 2024 and 2023, respectively.

(7)	ASSETS HELD FOR SALE, ASSET SALES AND ASSET IMPAIRMENTS

In 2019, we implemented a plan, amended in 2020, (the 2019/2020 plan) to sell or recycle certain of our vessels based on a strategic decision to remove assets that were not part of our long-term plans. During 2023, we sold or recycled a total of eight of the vessels with a net book value of $4.2 million that were classified as held for sale. We completed the 2019/2020 plan and have no vessels remaining in the held for sale account as of December 31, 2025 and 2024.

We also sold 12, six and seven vessels from our active fleet in 2025, 2024 and 2023, respectively. We realized proceeds from sales or recycling of vessels and other assets for the years ended  December 31, 2025, 2024 and 2023 of $17.6 million, $19.3 million and $15.5 million, respectively.

Following is the summary of vessel sales and the gains on sales of vessels for the years ended December 31:

(In Thousands, except number of vessels)	2025	2024	2023

Vessels sold from active fleet	12	6	7
Gain on sale of active vessels, net	$13,682	$15,677	$5,613

Vessels sold/recycled from assets held for sale	—	—	8
Gain on vessels sold/recycled from assets held for sale, net	$—	$—	$3,088
Total vessels sold/recycled	12	6	15
Total gain on sales of vessels, net	$13,682	$15,677	$8,701

No impairment was recorded for the three years ended December 31, 2025.

During the years ended  December 31, 2025, 2024 and 2023, we have not identified conditions or circumstances that would indicate impairment of any of our long-lived asset groups. We continue to monitor the expected future cash flows and the fair market value of our asset groups for impairment.

Please refer to Note (1) - “Nature of Operations and Summary of Significant Accounting Policies” for a discussion of our accounting policy for accounting for the impairment of long-lived assets.

(8)	EMPLOYEE RETIREMENT PLANS

Defined Benefit Pension Plan

We have a defined benefit pension plan (pension plan) that covers certain U.S. employees. On December 31, 2010, the pension plan was frozen and accrual of benefits was discontinued. We contributed $1.0 million and $0.2 million to the plan in 2025 and 2024, respectively, but did not contribute to the plan during the year ended December 31, 2023. We expect to contribute $0.4 million to this plan in 2026.

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

Supplemental Executive Retirement Plan

We offered a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under our tax-qualified pension plan. The supplemental plan was closed to new participation in 2010 and was frozen effective January 1, 2018. We contributed $1.2 million, $1.4 million and $1.6 million for each of the years ended December 31, 2025, 2024 and 2023, respectively. Any future accrual of benefits under the supplemental plan or other contributions to the supplemental plan will be determined at our sole discretion. We expect to contribute $1.2 million to this plan in 2026.

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

U.S. Pension Plan Asset Allocations

The following table provides the actual asset allocations for the pension plan:

	Actual as of	Actual as of
	December 31, 2025	December 31, 2024
U.S. Pension plan:
Cash	2%	2%
Alternative securities	7%	9%
Debt securities	44%	40%
Equity securities	47%	49%
Total	100%	100%

Fair Value of Pension Plans Assets

Tidewater’s pension plan assets are accounted for at fair value and are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement, except for investments for which fair value is measured using the net asset value per share expedient.

The following table provides the fair value hierarchy for our domestic pension plan measured at fair value as of December 31, 2025:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities	$14,084	$14,084	$—	$—	$—
Debt securities	13,124	2,697	10,427	—	—
Alternative securities	2,253	—	—	2,253	—
Cash and cash equivalents	627	—	627	—	—
Total fair value of pension plan assets	$30,088	$16,781	$11,054	$2,253	$—

The fair value hierarchy for the pension plans assets measured at fair value as of December 31, 2024, are as follows:

		Quoted prices in	Significant	Significant
		active	observable	unobservable	Measured at
(In Thousands)		markets	inputs	inputs	Net Asset
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Value
Pension plan measured at fair value:
Equity securities	$14,927	$14,927	$—	$—	$—
Debt securities	11,962	2,192	9,770	—	—
Alternative securities	2,631	—	—	2,631	—
Cash and cash equivalents	735	—	735	—	—
Total fair value of pension plan assets	$30,255	$17,119	$10,505	$2,631	$—

In 2025 and 2024, the pension plan purchased $2.5 million and $0.2 million, respectively, in assets classified as Level 3 securities under the fair value hierarchy. Additionally, in 2025 and 2024, the pension plan sold $2.5 million and $2.9 million, respectively, in assets classified as Level 3 securities under the fair value hierarchy. The fair value of these investments was determined by nationally recognized, independent valuation firms.

Plan Assets and Obligations

Changes in combined plan assets and obligations and the funded status of the U.S. defined benefit pension plan and the supplemental plan (Pension Benefits), are as follows:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of the period	$48,048	$50,097	$64,273
Interest cost	2,462	2,572	2,873
Benefits paid	(4,130)	(4,371)	(5,104)
Actuarial (gain) loss (A)	(1,474)	(250)	1,916
Settlement	—	—	(13,861)
Benefit obligation at end of the period	$44,906	$48,048	$50,097
Change in plan assets:
Fair value of plan assets at beginning of the period	$30,255	$30,843	$45,378
Actual return	1,785	2,184	2,827
Employer contributions	2,178	1,599	1,603
Benefits paid	(4,130)	(4,371)	(5,104)
Settlement	—	—	(13,861)
Fair value of plan assets at end of the period	30,088	30,255	30,843
Unfunded status at end of the period	$(14,818)	$(17,793)	$(19,254)
Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,212)	$(1,567)	$(1,572)
Noncurrent liabilities	(13,606)	(16,226)	(17,682)
Net amount recognized	$(14,818)	$(17,793)	$(19,254)

(A) The change in the actuarial (gain) loss for the each year was primarily attributable to changes in the discount rate.

The following table provides combined information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plans and supplemental plan):

(In Thousands)	December 31,	December 31,
	2025	2024
Projected and accumulated benefit obligation	$44,906	$48,048
Fair value of plan assets	30,088	30,255

Net periodic combined benefit cost for the pension plans and the supplemental plan includes the following components:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Interest cost	$2,462	$2,572	$2,873
Expected return on plan assets	(1,831)	(1,828)	(2,111)
Amortization of net actuarial gains (losses)	(240)	(94)	(146)
Settlement/curtailment gain	—	—	(2,177)
Net periodic pension cost (benefit)	$391	$650	$(1,561)

The components of the net periodic combined pension cost are included in the caption “Interest income and other, net.”

Other changes in combined plan assets and benefit obligations recognized in other comprehensive (income) loss include the following components:

	Pension Benefits
(In Thousands)	Year Ended December 31,
	2025	2024	2023
Total net (gain) loss recognized in other comprehensive (income) loss	$(1,188)	$(511)	$3,522

We do not expect to recognize any unrecognized actuarial (loss) gain or unrecognized prior service credit (cost) as a component of net periodic benefit costs during the next year.

Discount rates of 5.40% and 5.65% were used to determine net benefit obligations as of December 31, 2025 and 2024, respectively.

Assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits
	2025	2024
Discount rate	5.7%	5.3%
Expected long-term rate of return on assets	6.3%	6.3%

To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure our qualified pension benefit obligations at December 31, 2025, we expect that the combined benefits for the pension and the supplemental plan to be paid over the next ten years will be as follows:

Pension
Year ending December 31, (In Thousands)	Benefits
2026	$4,317
2027	4,234
2028	4,155
2029	4,064
2030	3,966
2031 – 2035	17,953
Total 10-year estimated future benefit payments	$38,689

Defined Contribution Plans

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. Effective October 31, 2021, we matched, in cash, 50% of the first 6% of eligible compensation deferred by the employee. For the years ended December 31, 2025, 2024 and 2023, we contributed $0.5 million, $0.5 million and $0.4 million, respectively.

The plan held no shares of Tidewater common stock for the years ended December 31, 2025 and 2024, respectively.

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

Multi-employer Pension Obligations

Certain of our current and former U.K. subsidiaries are participating in two multi-employer retirement funds known as the Merchant Navy Officers Pension Fund (MNOPF) and the Merchant Navy Ratings Pension Fund (MNRPF). At December 31, 2025 and 2024, we had recorded $1.5 million and $1.6 million, respectively, related to these liabilities. An actuarial firm calculates the status of the funds every several years. The last assessment was completed in March 2024 for the MNOPF Plan and March 2025 for the MNRPF Plan. The plan assets were 99% of the projected benefit obligations for the MNOPF Plan and 82% for the MNRPF Plan. We contributed $0.1 million to the MNRPF plan during the year ended December 31, 2024. We did not make any contributions to either plan during the years ended December 31, 2025 and 2023, respectively. We expense $0.2 million per annum for these plans.

(9)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

As of December 31, 2025, the Tidewater Inc. 2021 Stock Incentive Plan (2021 Plan) is our active equity incentive plan and the only types of awards outstanding are restricted stock units (RSUs) and restricted stock awards (RSAs) that settle in shares of Tidewater common stock.

The number of shares available for future grants are as follows:

	Year Ended December 31,
	2025	2024	2023
Shares of common stock available for future grants	947,096	1,353,989	1,521,436

Restricted Stock Units and Restricted Stock Awards

We have granted RSUs to key employees, including officers and non-employee directors, along with RSAs to certain non-employee directors. We have generally awarded time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price.

We have also awarded performance-based RSUs that measure certain performance criteria or market based criteria, where each unit represents the right to receive, at the end of a service period, between zero and two shares of Tidewater common stock, depending on the level of achievement of the performance criteria or defined market condition and the completion of the service requirement, with no exercise price based on various operating and financial metrics. The fair value of the time-based RSUs is based on the market price of our common stock on the date of grant and, in the case of performance based RSUs, on the estimated level of achievement expected to be realized. For the performance based RSUs that contain a market condition, the fair value of the awards are estimated using a lattice based Monte Carlo simulation. The restrictions on the time-based RSUs awarded to key employees lapse over a three-year period from the date of the award. The restrictions on the time-based RSUs awarded to non-employee directors lapse over a one-year period. Time-based RSUs require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if we meet specific targets as defined. During the restricted period, the RSUs or RSAs  may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents and there are no voting rights until the award vests. If dividends are declared, dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. RSU and RSA compensation costs are recognized on a straight-line basis over the vesting period and are net of forfeitures.

RSUs granted to officers and employees under the 2021 Plan generally have a vesting period over three years in equal installments from the date of grant, except that (i) the RSUs or RSAs granted to directors vest over one year and (ii) certain RSUs granted to our officers are performance based and vest on the third anniversary of the date of grant, based on our performance as measured.

The following table sets forth a summary of our RSU and RSA activity:

	Weighted-average	Time	Weight-average
	Grant-Date	Based	Grant Date	Performance
	Fair Value	Units	Fair Value	Based Units
Non-vested balance at December 31, 2022	$12.33	866,320	$12.72	126,724
Granted	40.45	247,874	39.91	61,856
Vested	13.08	(393,374)	—	—
Cancelled/forfeited	21.12	(11,827)	—	—
Non-vested balance at December 31, 2023	$21.58	708,993	$21.64	188,580
Granted	85.48	132,883	90.87	43,685
Vested	21.52	(361,644)	—	—
Cancelled/forfeited	38.04	(9,664)	—	—
Non-vested balance at December 31, 2024	$39.34	470,568	$34.66	232,265
Granted	41.38	217,915	36.25	232,680
Vested	39.16	(260,269)	28.41	(253,450)
Cancelled/forfeited	55.01	(23,898)	74.67	(23,293)
Non-vested balance at December 31, 2025	$39.63	404,316	$40.09	188,202

Restrictions on approximately 245,000 time-based units outstanding at December 31, 2025 will lapse during 2026.

RSU and RSA compensation expense and grant date fair value are as follows:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Grant date fair value of restricted stock units and awards vested	$10,192	$7,783	$5,407
Restricted stock unit and awards compensation expense	14,484	13,681	10,755

As of December 31, 2025, total unrecognized RSU and RSA compensation costs totaled approximately $16.0 million, or $12.7 million net of tax, which will be recognized over a weighted average period of two years, compared to $17.9 million, or $14.2 million net of tax, at December 31, 2024 and $14.4 million, $11.4 million net of tax, at December 31, 2023. No RSU or RSA compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized RSU and RSA compensation costs will be affected by any future RSU and RSA grants and by the separation of an employee who has received RSUs that are unvested as of their separation date. There were no modifications to the RSUs or RSAs during the years ended December 31, 2025, 2024 and 2023. Forfeitures are recognized as an adjustment to compensation expense for all RSUs in the same period as the forfeitures occur.

Stock Options

On April 15, 2020, the Board awarded our Chief Executive Officer (CEO) 344,598 options to acquire our common stock for $6.48 per share. The fair value of the options on the grant date was $3.23 per share based on a Black-Scholes calculation that included a volatility measure of 63%, a zero percent yield, a 1.5% discount rate and a market value of the underlying stock on the grant date of $5.81 per share. On March 22, 2021, the Board awarded the CEO an additional 259,158 options to acquire our common stock for $18.09 per share. The fair value of the options on the grant date was $3.69 per share based on a Black-Scholes calculation that included a volatility measure of 47.5%, a 2% yield, a 1.03% discount rate and a market value of the underlying stock on the grant date of $12.72 per share. Both options had terms of ten years vesting in equal amount over three years. All stock options were fully vested and exercised in the first quarter of 2024 and none remained outstanding or exercisable as of December 31, 2025.

(10)	STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of authorized and issued common stock and preferred stock are as follows:

	December 31,	December 31,
	2025	2024
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.001	$0.001
Common stock shares issued	49,566,334	51,461,472
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

On  February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved an additional $500.0 million share repurchase program. During the year ended December 31, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. During 2024, our Board approved several share repurchase programs aggregating $90.7 million and we repurchased and retired 1,384,186 shares for approximately $90.7 million, excluding commissions and a 1% excise tax. On  November 5, 2023, our Board approved a $35.0 million share repurchase program, pursuant to which we repurchased and retired 590,499 shares for approximately $35.0 million, excluding commissions and a 1% excise tax, during the fourth quarter of 2023.

Dividends

We declared no dividends during the years ended December 31, 2025, 2024 and 2023.

Warrants

As of December 31, 2025, we had 21,400 New Creditor Warrants outstanding, each with an exercise price of $0.001 and exercisable for one share of our common stock.

As of December 31, 2025, we also had 53,555 Creditor Warrants outstanding which were assumed by Tidewater in conjunction with the GulfMark merger (GLF Creditor Warrants), each with an exercise price of $0.01 and exercisable for 1.1 shares of Tidewater common stock.

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

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Balance at December 31	$6,060	$5,266	$8,576
Unrealized gain on note receivable	—	283	213
Pension benefits recognized in OCI	1,188	511	(3,523)
Balance at December 31	$7,248	$6,060	$5,266

(11)	COMMITMENTS AND CONTINGENCIES

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in U.S. dollars, subjecting us to heightened currency risk and restrictions on the repatriation of cash. As a result, we have accumulated foreign denominated cash in these countries. We continue to take steps to mitigate this additional foreign currency and repatriation risk with a focus on reducing cash balances denominated in currencies other than the U.S. dollar. Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related losses in our income statements. During the twelve months ending December 31, 2025, we entered into derivative contracts to assist us in managing our foreign currency risk. See Note (12) - “Fair Value Measurements” and Note (13) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

Legal Proceedings

In 2009, on behalf of the Venezuelan government, Petróleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela, took possession of our assets and operations in Venezuela. In connection with this expropriation, we fully wrote-down our Venezuelan assets and initiated international arbitration. In 2019, we converted our final international award into a U.S. federal court judgement, which we perfected pursuant to a writ of attachment against the shares held by PDVSA in PDV Holding, Inc. (PDVH), the parent company of CITGO Petroleum Corporation. The Delaware District Court (Court) ordered a public sale of the PDVH shares (the PDVH Sale) to satisfy the various judgments against Venezuela in Crystallex International Corp. v. Bolivarian Republic of Venezuela, No. 17-mc-151-LPS (D. Del.). On  July 2, 2025, the Court appointed Special Master filed its final recommendation for the winning bid for the PDVH Sale, which included listing the Tidewater subsidiaries holding judgment as the second most senior creditors. On November 25, 2025, the Court approved the Special Master’s recommended purchaser.

Closing of the PDVH Sale and the collection of our judgement, if at all, are highly uncertain and present significant practical and legal challenges, including, without limitation, satisfaction of numerous closing conditions, including regulatory approval by the Office of Foreign Assets Control, and the positive final outcome of numerous claims filed by other parties opposing the PDVH Sale. We can provide no assurances regarding the timing or ultimate outcome of this case. As of December 31, 2025, the value of our judgment, including interest, was approximately $79.5 million. However, given the collection uncertainty, no amount had been recorded in our financial statements related to this gain contingency.

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

We periodically enter into derivative contracts to manage our exposure to foreign currency risk. These derivative contracts, which are placed with major financial institutions, generally take the form of forward contracts with a duration of less than 12 months. We report derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. We generally do not designate our derivative instruments as hedges for accounting purposes, therefore, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of foreign exchange gains (losses) in the Consolidated Income Statements.

We held derivative instruments related to foreign exchange contracts recorded as prepaid expenses and other current assets and current liabilities, which were measured at their approximate fair value of $0.1 million and $1.3 million, respectively, (Level 2) as of December 31, 2025. See Note (13) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Beginning in the second quarter of 2025, we entered into foreign currency contracts to sell Euros at future defined dates and at fixed exchange rates, to limit our exposure to losses related to the revaluation of non-USD cash balances held in certain African currencies that are marked to the Euro. We did not designate these contracts as hedges for accounting purposes.

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair value of our derivative instruments was as follows:

(In Thousands)	Year Ended December 31,
	2025	2024
Euro forward exchange contracts Asset (Liability)
Other current assets	$114	$—
Other current liabilities	$(1,379)	$—

We recognized net realized and unrealized losses on derivative instruments not designated as hedging instruments of $2.5 million for the twelve months ended  December 31, 2025. We held no derivative instruments during 2024 and 2023.

(14)	ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

A summary of accrued expenses as of December 31, is as follows:

(In Thousands)
	2025	2024
Payroll and related payables	$44,568	$43,256
Accrued vessel expenses	54,546	42,762
Accrued interest expense	28,701	16,727
Other accrued expenses	25,354	27,149
	$153,169	$129,894

A summary of other current liabilities as of December 31, is as follows:

(In Thousands)
	2025	2024
Taxes payable	$57,351	$48,122
Finance lease liability	24,370	—
Other	8,155	16,826
	$89,876	$64,948

A summary of other liabilities as of December 31, is as follows:

(In Thousands)
	2025	2024
Pension liabilities	$15,158	$17,525
Liability for uncertain tax positions	22,855	24,582
Other	23,359	18,289
	$61,372	$60,396

(15)	SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

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

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Americas:
Vessel revenues	$270,229	$261,929	$237,205

Vessel operating costs:
Crew costs	82,155	87,545	86,328
Repair and maintenance	20,732	20,677	17,295
Insurance	2,032	2,034	1,891
Fuel, lube and supplies	10,035	13,635	13,175
Other	26,567	24,391	19,232
Total vessel operating costs	141,521	148,282	137,921
General and administrative expense	14,927	14,046	15,105
Depreciation and amortization	48,506	44,822	41,215
Vessel operating profit	65,275	54,779	42,964

Additions to properties and equipment	$2,870	$5,980	$2,916

Total assets	$360,846	$350,126	$418,151

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Asia Pacific:
Vessel revenues	$189,747	$210,328	$122,235

Vessel operating costs:
Crew costs	74,040	88,968	41,940
Repair and maintenance	12,904	13,999	9,212
Insurance	1,161	1,197	794
Fuel, lube and supplies	7,889	8,834	5,251
Other	9,572	10,311	7,751
Total vessel operating costs	105,566	123,309	64,948
General and administrative expense	9,080	8,544	8,147
Depreciation and amortization	21,894	18,606	10,669
Vessel operating profit	53,207	59,869	38,471

Additions to properties and equipment	$2,587	$2,157	$7,839

Total assets	$148,385	$173,587	$167,085

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Middle East:
Vessel revenues	$172,573	$152,187	$135,375

Vessel operating costs:
Crew costs	54,330	53,390	53,416
Repair and maintenance	19,070	17,595	16,187
Insurance	1,819	1,882	1,784
Fuel, lube and supplies	10,995	10,019	12,092
Other	18,061	24,076	17,127
Total vessel operating costs	104,275	106,962	100,606
General and administrative expense	11,208	11,320	9,254
Depreciation and amortization	33,174	30,135	26,566
Vessel operating profit	23,916	3,770	(1,051)

Additions to properties and equipment	$1,968	$1,260	$3,016

Total assets	$207,208	$180,286	$191,927

(In Thousands)	Year Ended December 31,
	2025	2024	2023
Europe/Mediterranean:
Vessel revenues	$343,627	$333,081	$230,217

Vessel operating costs:
Crew costs	116,489	109,178	78,613
Repair and maintenance	27,195	28,288	17,029
Insurance	2,868	3,171	2,218
Fuel, lube and supplies	12,020	14,650	11,697
Other	20,988	18,864	13,758
Total vessel operating costs	179,560	174,151	123,315
General and administrative expense	14,259	12,726	10,063
Depreciation and amortization	92,114	92,331	63,152
Vessel operating profit	57,694	53,873	33,687

Additions to properties and equipment	$3,520	$11,069	$7,320

Total assets	$607,178	$659,158	$671,626

(In Thousands)	Year Ended December 31,
	2025	2024	2023
West Africa:
Vessel revenues	$362,755	$380,112	$273,961

Vessel operating costs:
Crew costs	75,276	77,195	69,176
Repair and maintenance	24,002	17,817	18,993
Insurance	2,509	2,743	2,610
Fuel, lube and supplies	20,214	18,233	18,333
Other	27,659	24,415	20,613
Total vessel operating costs	149,660	140,403	129,725
General and administrative expense	11,528	9,495	9,281
Depreciation and amortization	62,894	53,782	36,508
Vessel operating profit	138,673	176,432	98,447

Additions to properties and equipment	$18,798	$3,300	$19,593

Total assets	$496,608	$512,549	$421,054

(In Thousands)	Year Ended December 31,
	2025	2024	2023
World Wide:
Revenues:
Vessel revenues	$1,338,931	$1,337,637	$998,993
Other operating revenues	13,855	8,198	10,992
Total revenue	1,352,786	1,345,835	1,009,985

Vessel operating costs:
Crew costs	402,290	416,276	329,473
Repair and maintenance	103,903	98,376	78,716
Insurance	10,389	11,027	9,297
Fuel, lube and supplies	61,153	65,371	60,548
Other	102,847	102,057	78,481
Total vessel operating costs	680,582	693,107	556,515
Costs of other operating revenues	6,420	3,555	4,342
General and administrative expense	61,002	56,131	51,850
Depreciation and amortization	258,582	239,676	178,110
Operating profit	346,200	353,366	219,168
Corporate expenses	(77,286)	(57,780)	(45,654)
Gain on asset dispositions, net	13,682	15,762	8,701
Operating income	$282,596	$311,348	$182,215

Segment additions to properties and equipment	$29,743	$23,766	$40,684
Corporate additions to properties and equipment	6,745	3,814	5,168
Total additions to properties and equipment	$36,488	$27,580	$45,852

Segment assets	$1,820,225	$1,875,706	$1,869,843
Corporate assets	566,686	199,198	192,931
Total assets	$2,386,911	$2,074,904	$2,062,774

The Company attributes revenue to various countries based on the location where services are actually performed. Revenues by country for the year ended December 31, 2025 are as follows:

(In Thousands)	Year Ended December 31,
	2025	2024
Countries:
Angola	$155,846	$144,566
United Kingdom	149,006	147,175
Saudi Arabia	133,782	129,333
Norway	117,445	112,167
Australia	108,470	130,788
United Sates	74,614	81,547
Other (includes more than 30 countries)	613,623	600,259
Total revenues	$1,352,786	$1,345,835

The following table discloses our customers that accounted for 10% or more of total revenues:

	Year Ended December 31,
	2025	2024	2023
Eni S.p.A	*	12.3%	10.3%

* Less than 10% of total revenues.

(16)	SUBSEQUENT EVENT

Acquisition of Wilson Sons Ultratug Participações S.A.

On  February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $261.0 million as of September 30, 2025. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late in the second quarter of 2026.

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

As of December 31, 2025, the end of the period covered by this report, we have evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, our President, Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three-month period ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers will be set forth under the heading “Proposal 2: Advisory Vote to Approve our Executive Compensation” and is incorporated herein by reference

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct & Ethics (Code) that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code, as well as its Corporate Governance Guidelines and the charters of its Audit, Compensation & Human Capital, Safety & Sustainability, and Nominating and Corporate Governance Committees, are available on the Company’s website, www.tdw.com. Copies of these documents are also available upon request to Investor Relations, Tidewater Inc., 842 W. Sam Houston Parkway N., Suite 400, Houston, Texas 77024. The Company intends to disclose any amendments to, or waivers from, its Code that apply to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller on the Company’s website, www.tdw.com, under the “About Tidewater - Corporate Governance” caption, promptly following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the heading “Proposal 2: Advisory Vote to Approve our Executive Compensation” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We permit our employees, officers and directors to enter into written trading plans complying with Rule 10b5-1 under the Exchange Act. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company's stock over a set period of time. Persons using such plan must act in good faith with respect to the contract with the broker executing the trades, trading instructions and the trading plan as a whole. Such plan must be established at a time when the individual is not in possession of material, nonpublic information and will be subject to a cooling off period to the initial trade thereunder. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual's subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed. Certain of our officers have advised us that they have and may enter into stock sales plans for the sale of shares of our common stock, which are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. In addition, the Company has and may in the future enter into repurchases of our common stock under a plan that complies with Rule 10b5-1 or Rule 10b-18 of the Exchange Act.

The additional information required by this Item 12 will be set forth under the headings “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management:” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the heading “Proposal 1: Election of Directors” and “Certain Relationships and Related-Party Transactions” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, TX, Auditor Firm ID: 238.

The information required by this Item 14 will be set forth under the heading “Proposal 4: Ratification of Appointment of Independent Auditors for 2026” in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.2	Share Purchase Agreement, dated as of March 9, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.1 to the company’s current report on Form 8-K filed on March 10, 2022, File No. 1-6311).

2.3	Closing Agreement and Amendment to Share Purchase Agreement, dated April 22, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.6 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.4	Second Amendment to Share Purchase Agreement, dated as of June 27, 2022, by and among Tidewater Inc., Banyan Overseas Limited and Swire Pacific Offshore Holdings Ltd. (filed with the Commission as Exhibit 2.7 to the company’s current report on Form 10-Q filed on August 4, 2022, File No. 1-6311).

2.5	Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated March 7, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023).

2.6	First Amendment to Agreement for the Sale and Purchase of Vessels, Charter Parties and Other Assets, dated June 20, 2023, by and among Tidewater Inc., TDW International Vessels (Unrestricted), LLC and certain subsidiaries of Solstad Offshore ASA listed on the signature page thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

2.7	Agreement for the Sale and Purchase of Wilson, Sons Ultratug Participações S.A. and Atlantic Offshore Services S.A., dated as of February 22, 2026, by and among Wilson Sons S.A., Ultranav International II, S.A., Remolcadores Ultratug Limitada, Wilson, Sons Ultratug Participações S.A., Atlantic Offshore Services S.A., Pan Marine do Brasil Ltda., Tidewater Marine International, Inc. and Tidewater Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2026).

3.1	Amended and Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 31, 2017, File No. 1-6311).

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

4.4	Intercreditor Agreement, dated November 16, 2021, by and among Tidewater Inc., certain subsidiaries thereof, DNB Bank ASA, New York Branch, as Facility Agent, Nordic Trustee AS, as Security Trustee, and certain other institutions (filed with the Commission as Exhibit 4.3 to the Company’s Current Report on Form 8-K on November 17, 2021, File No. 1-6311).

4.5	Guarantee Agreement, dated November 16, 2021, among Tidewater Inc., Nordic Trustee AS as Security Agent, and the original guarantors named therein (filed with the Commission as Exhibit 4.4 to the Company’s Current Report on Form 8-K on November 17, 2021, File No. 1-6311).

4.6	Bond Terms for 10.375% Senior Unsecured Bonds due 2028, Dated June 30, 2023, by and between Tidewater Inc. and Nordic Trustee AS, as Bond Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

4.7	Indenture, dated July 7, 2025, among Tidewater Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 7, 2025).

4.8	Form of 9.125% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 filed with the Commission as Exhibit 4.1 to the Company’s Current Report on Form 8-K on July 7, 2025).

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

10.11+	Tidewater Inc. Short-Term Incentive Plan (effective for performance periods beginning January 1, 2019) (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 19, 2019, File No. 1-6311).

10.12+	Form of Severance and Change of Control Agreement effective March 9, 2021 entered into with each of Quintin V. Kneen, Chief Executive Officer, Sam R. Rubio, Chief Financial Officer, David E. Darling, Chief Operating Officer, and Daniel A. Hudson, General Counsel (filed with the Commission as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021, File No. 1-6311).

10.13+	Tidewater Inc. Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2021, File No. 1-6311).

10.14+	Form of Incentive Agreement for the Grant of Restricted Stock Units under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.15+	Form of Incentive Agreement for the Grant of Restricted Stock under the Tidewater Inc. 2021 Stock Incentive Plan (grants to non-employee directors) (filed with the Commission as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.16+	Non-employee Directors Deferred Compensation Plan (filed with the Commission as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021, File No. 1-6311).

10.17+	Form of Award Agreement for Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.18+	Form of Award Agreement for Performance Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan. (filed with the Commission as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022).

10.19	Credit Agreement, dated as of June 30, 2023, by and among TDW International Vessels (Unrestricted), LLC, as borrower, Tidewater Inc., as parent guarantor, certain other unrestricted subsidiaries of Tidewater Inc., as other security parties, the lenders party thereto, DNB Bank ASA, New York Branch, as facility agent, security trustee and ECA coordinator, and DNB Markets, Inc. as bookrunner and mandated lead arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2023).

10.20+	Form of Non-Employee Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2023).

10.21	Transition and Separation Agreement and General Release of Claims, dated June 10, 2025, between Tidewater Inc. and David Darling (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2025).

10.22	Credit Agreement, dated July 7, 2025, by and among Tidewater Inc., as borrower, the guarantors party thereto, the lenders party thereto, and DNB Bank ASA, New York Branch, as facility agent and security trustee (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 7, 2025).

19*	Policy Statement on Insider Trading

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024, File No. 1-6311).

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith. + Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2026.

TIDEWATER INC.
(Registrant)

By:	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2026.

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