Form 10-Q
period 2026-03-31
TIDEWATER INC
filed 2026-05-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

49,730,652 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on April 30, 2026.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$552,280	$578,761
Trade and other receivables, net of allowance for credit losses of $2,949 and $3,034 at March 31, 2026 and December 31, 2025, respectively	299,735	285,372
Marine operating supplies	29,404	38,482
Prepaid expenses and other current assets	18,195	11,520
Total current assets	899,614	914,135
Net properties and equipment	1,069,081	1,072,020
Deferred drydocking and survey costs	147,871	139,736
Indemnification assets	8,273	9,455
Deferred tax assets	190,614	200,939
Other assets	25,217	50,626
Total assets	$2,340,670	$2,386,911

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,238	$66,347
Accrued expenses	139,525	153,169
Current portion of long-term debt	5,760	5,845
Other current liabilities	66,402	89,876
Total current liabilities	269,925	315,237
Long-term debt	648,616	649,048
Other liabilities	58,140	61,372

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 49,728,717 and 49,566,334 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	50	50
Additional paid-in capital	1,660,121	1,663,247
Accumulated deficit	(299,017)	(305,157)
Accumulated other comprehensive income	7,133	7,248
Total stockholders’ equity	1,368,287	1,365,388
Noncontrolling interests	(4,298)	(4,134)
Total equity	1,363,989	1,361,254
Total liabilities and equity	$2,340,670	$2,386,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Vessel revenues	$323,418	$330,699
Other operating revenues	2,804	2,745
Total revenue	326,222	333,444
Costs and expenses:
Vessel operating costs	166,187	164,979
Costs of other operating revenues	761	1,430
General and administrative	33,559	29,094
Depreciation and amortization	66,619	65,432
Loss (gain) on asset dispositions, net	112	(2,538)
Total costs and expenses	267,238	258,397
Operating income	58,984	75,047
Other income (expense):
Foreign exchange gain (loss)	(3,403)	7,569
Interest income and other, net	2,189	2,157
Interest and other debt costs, net	(16,891)	(16,344)
Total other expense	(18,105)	(6,618)
Income before income taxes	40,879	68,429
Income tax expense	34,903	26,109
Net income	5,976	42,320
Net loss attributable to noncontrolling interests	(164)	(333)
Net income attributable to Tidewater Inc.	$6,140	$42,653
Basic income per common share	$0.12	$0.83
Diluted income per common share	$0.12	$0.83
Weighted average common shares outstanding	49,589	51,502
Dilutive effect of warrants and restricted stock units	249	176
Adjusted weighted average common shares	49,838	51,678

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$5,976	$42,320
Other comprehensive income (loss):
Change in liability of pension plans	(115)	547
Total comprehensive income	$5,861	$42,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$5,976	$42,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,497	39,014
Amortization of deferred drydocking and survey costs	28,122	26,418
Amortization of debt premium and discounts	848	1,501
Amortization of below market contracts	—	(351)
Unrealized foreign exchange (gain) loss	2,561	(9,551)
Deferred income taxes provision	10,389	2,347
Loss (gain) on asset dispositions, net	112	(2,538)
Stock-based compensation expense	3,063	3,491
Changes in assets and liabilities:
Trade and other receivables	(14,363)	10,901
Accounts payable	(8,109)	(21,182)
Accrued expenses	(13,644)	3,106
Deferred drydocking and survey costs	(36,381)	(43,339)
Other, net	2,108	28,274
Net cash provided by operating activities	19,179	80,411
Cash flows from investing activities:
Proceeds from asset dispositions	3,329	3,816
Proceeds from sale of notes	—	600
Additions to properties and equipment	(14,885)	(10,266)
Net cash used in investing activities	(11,556)	(5,850)
Cash flows from financing activities:
Principal payments on long-term debt	(1,097)	(12,500)
Purchase of common stock	—	(39,275)
Payments on finance leases	(24,903)	—
Debt issuance costs	(101)	—
Share based awards reacquired to pay taxes	(6,189)	(7,465)
Net cash used in financing activities	(32,290)	(59,240)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1,813)	5,562
Net change in cash, cash equivalents and restricted cash	(26,480)	20,883
Cash, cash equivalents and restricted cash at beginning of period	581,568	329,031
Cash, cash equivalents and restricted cash at end of period	$555,088	$349,914

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$31,554	$17,505
Income taxes	$19,922	$15,148
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$—	$9,098
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$—	$9,712

Cash, cash equivalents and restricted cash at March 31, 2026 includes $2.8 million in long-term restricted cash, which is included in other assets in our condensed consolidated balance sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2025	$50	$1,663,247	$(305,157)	$7,248	$(4,134)	$1,361,254
Total comprehensive income (loss)	—	—	6,140	(115)	(164)	5,861
Amortization of share-based awards	—	(3,126)	—	—	—	(3,126)
Balance at March 31, 2026	$50	$1,660,121	$(299,017)	$7,133	$(4,298)	$1,363,989

Balance at December 31, 2024	$52	$1,656,830	$(548,831)	$6,060	$(2,926)	$1,111,185
Total comprehensive income (loss)	—	—	42,653	547	(333)	42,867
Repurchase and retirement of common stock	(1)	—	(39,712)	—	—	(39,713)
Amortization of share-based awards	—	(3,974)	—	—	—	(3,974)
Balance at March 31, 2025	$51	$1,652,856	$(545,890)	$6,607	$(3,259)	$1,110,365

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in stockholders’ equity of Tidewater Inc., a Delaware corporation, and its consolidated subsidiaries, collectively referred to as the “company”, “Tidewater”, “we”, “our”, or “us”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. In the opinion of management, the accompanying financial information reflects all normal recurring adjustments necessary to fairly state our results of operations, financial position and cash flows for the periods presented and are not indicative of the results that may be expected for a full year.

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

Revision of Previously Issued Financial Statements

During 2025, we identified a misclassification of the effects of exchange rate changes on cash and cash equivalent balances on our previously reported Consolidated Statements of Cash Flows. The effects of exchange rate changes on cash and cash equivalent balances were not previously presented as a separate item in the reconciliation of the net change in cash, cash equivalents and restricted cash in our Statements of Cash Flows, but rather included as a component of net cash provided by operating activities. We assessed the impact of the misclassification and determined it was not material to any previously issued financial statements.

We have elected to revise our Condensed Consolidated Statements of Cash Flows to reflect the effects of exchange rate changes on cash and cash equivalent balances for the three months ended March 31, 2025 and will revise our Condensed Consolidated Statements of Cash Flows for the interim period ended June 30, 2025. This revision decreased cash provided by operating activities with a corresponding offset amount reflected in the effects of exchange rate changes on cash, cash equivalents and restricted cash by $5.6 million for the three months ended March 31, 2025 and by $17.3 million for the six months ended June 30, 2025.

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

Activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 is as follows:

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at December 31, 2025 and 2024	$3,034	$3,184
Current period credit for expected credit losses	(85)	(40)
Balance at March 31, 2026 and 2025	$2,949	$3,144

(4)	REVENUE RECOGNITION

See Note (13) - “Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At March 31, 2026, we had $0.2 million of deferred mobilization costs included within Prepaid expenses and other current assets and $0.9 million of deferred mobilization costs included in Other assets. At December 31, 2025, we had $0.8 million of deferred mobilization costs included with Prepaid expenses and other current assets and $1.1 million of deferred mobilization costs included in Other assets.

At March 31, 2026, we had $3.7 million of deferred mobilization revenue included within Accrued expenses and $2.5 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2026 through 2028. At December 31, 2025, we had $4.8 million of deferred mobilization revenue included within Accrued expenses and $3.6 million of deferred mobilization revenue included in Other liabilities.

During the three months ended March 31, 2026 and 2025, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $2.7 million and $7.0 million, respectively.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the three months ended March 31, 2026 and 2025, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants and restricted stock units.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at December 31, 2025 and 2024	$7,248	$6,060
Pension benefits recognized in OCI	(115)	547
Balance at March 31, 2026 and 2025	$7,133	$6,607

Dilutive Equity Instruments

The following table presents the outstanding number of common shares, “in-the-money” warrants and restricted stock units:

Total shares outstanding including warrants and restricted stock units	March 31, 2026	March 31, 2025
Common shares outstanding	49,728,717	50,852,297
New creditor warrants (strike price $0.001 per common share)	21,400	76,175
GulfMark creditor warrants (strike price $0.01 per common share)	50,865	72,984
Restricted stock units	375,186	347,362
Total	50,176,168	51,348,818

No warrants or restricted stock units, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. No shares were repurchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, we repurchased and retired 910,481 shares for approximately $39.3 million, excluding commissions and a 1% excise tax.

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

For the three months ended March 31, 2026, income tax expense differs from the tax effect of the U.S. rate due to tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits, international activity that generated income subject to U.S. tax, and the impact of Pillar Two.

During the three months ended March 31, 2026, a gain on sale of a vessel was recognized in connection with an internal restructuring to reposition the vessel for strategic opportunities. This transaction resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation. Due to the internal nature of this transaction, this gain is not reflected in the consolidated financial statements leading to a higher effective tax rate. The total expense accrual related to Pillar Two is approximately $7.3 million. We also generated U.S. tax expense of $10.5 million, primarily related to Net CFC Tested Income (NCTI) and Subpart F income.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment considerations related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2025, our balance sheet reflected approximately $528.4 million of net deferred tax assets prior to a valuation allowance of $332.0 million. As of March 31, 2026, we had net deferred tax assets of approximately $523.1 million prior to a valuation allowance of $337.2 million.

Management assesses all available positive and negative evidence to permit use of existing deferred tax assets.

With limited exceptions, we are no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to December 2021. We are subject to ongoing examinations by various foreign tax authorities and do not believe the results of these examinations will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(7)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. Actuarial valuations are performed annually. We made no contributions to the pension plan during the three months ended March 31, 2026 and 2025, respectively, and expect to contribute an additional $0.4 million to the pension plan during the remainder of 2026.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants in 2010. We contributed $0.3 million and $0.3 million to the supplemental plan for the three months ended March 31, 2026 and 2025, respectively, and expect to contribute $0.9 million during the remainder of 2026. Our estimated obligations under the supplemental plan were $14.0 million and $14.0 million at March 31, 2026 and  December 31, 2025, respectively, and are included in “accrued expenses” and “other liabilities” in the Condensed Consolidated Balance Sheets.

Net Periodic Benefit Costs

The net periodic benefit cost for our pension plans and supplemental plan (collectively, Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Pension Benefits:
Interest cost	$578	$618
Expected return on plan assets	(449)	(458)
Amortization of net actuarial gains	(41)	(55)
Net periodic pension cost	$88	$105

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	March 31, 2026	December 31, 2025
Senior bonds:
9.125% Senior Notes due July 2030 (A)	$650,000	$650,000
Vessel Facility Agreements	18,701	20,078
	$668,701	$670,078
Debt discount and issuance costs	(14,325)	(15,185)
Less: Current portion of long-term debt	(5,760)	(5,845)
Total long-term debt	$648,616	$649,048

(A)	As of March 31, 2026, the fair value (Level 1) of the 9.125% Senior Notes due July 2030 was $695.0 million. The fair value is obtained from public transaction activity.

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

Vessel Facility Agreements (Facility Agreements)

We signed agreements for the construction of ten new vessels, all of which have been delivered as of March 31, 2026. We entered into Facility Agreements to finance a portion of the construction and delivery costs for approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bear interest at fixed rates ranging from 2.7% to 6.3% and are payable in ten equal principal semi-annual installments, with the first installments commencing six months following delivery of the respective vessels. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

(9)	COMMITMENTS AND CONTINGENCIES

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in U.S. dollars, subjecting us to heightened currency risk and restrictions on the repatriation of cash. As a result, we have accumulated cash in these countries. We continue to take steps to mitigate this additional foreign currency and repatriation risk with a focus on reducing cash balances denominated in currencies other than the U.S. dollar. Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related gains or losses in our income statement. Beginning in the second quarter of 2025, we entered into derivative contracts to assist us in managing our foreign currency risk. See Note (10) - “Fair Value Measurements” and Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

Legal Proceedings

In 2009, on behalf of the Venezuelan government, Petróleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela, took possession of our assets and operations in Venezuela. In connection with this expropriation, we fully wrote-down our Venezuelan assets and initiated international arbitration. In 2019, we converted our final international award into a U.S. federal court judgement, which we perfected pursuant to a writ of attachment against the shares held by PDVSA in PDV Holding, Inc. (PDVH), the parent company of CITGO Petroleum Corporation. The Delaware District Court (Court) ordered a public sale of the PDVH shares (the PDVH Sale) to satisfy the various judgments against Venezuela in Crystallex International Corp. v. Bolivarian Republic of Venezuela, No. 17-mc-151-LPS (D. Del.). On July 2, 2025, the Court appointed Special Master filed its final recommendation for the winning bid for the PDVH Sale, which included listing the Tidewater subsidiaries holding judgment as the second most senior creditor. On  November 25, 2025, the Court approved the Special Master’s recommended purchaser; however, an appeal is pending before the U.S. Court of Appeals for the Third Circuit, with a hearing set for August 10, 2026.

Closing of the PDVH Sale and the collection of our judgement, if at all, are highly uncertain and present significant practical and legal challenges, including, without limitation, satisfaction of numerous closing conditions, including regulatory approval by the Office of Foreign Assets Control, and the positive final outcome of numerous claims filed by other parties opposing the PDVH Sale. We can provide no assurances regarding the timing or ultimate outcome of this case. As of March 31, 2026, the value of our judgment, including interest and $4.4 million of reimbursable fees we have paid to the Special Master, was approximately $84.8 million. However, given the collection uncertainty, no amount had been recorded in our financial statements related to this gain contingency.

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

We periodically enter into derivative contracts to manage our exposure to foreign currency risk. These derivative contracts, which are placed with major financial institutions, generally take the form of forward contracts with a duration of less than 12 months. We report derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. We generally do not designate our derivative instruments as hedges for accounting purposes, therefore, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of foreign exchange gain (loss) in the Condensed Consolidated Income Statements.

We held derivative instruments related to foreign exchange contracts recorded as current assets, which were measured at their approximate fair value of $1.3 million (Level 2) as of March 31, 2026. We did not hold any derivative instruments during the three months ended March 31, 2025. See Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of March 31, 2026, our property and equipment consisted primarily of 206 owned vessels located around the world. As of  December 31, 2025, our property and equipment consisted primarily of 208 owned vessels, two of which were owned under finance leases that are included in Other assets in the December 31, 2025 Consolidated Balance Sheet in the amount of $24.4 million. In the first quarter of 2026, we exercised our option under the bareboat lease agreement to purchase these two leased vessels. During the three months ending  March 31, 2026, we sold two vessels and other assets for approximately $3.3 million in proceeds and recognized a net loss of $0.1 million on the dispositions. During the three months ending March 31, 2025, we sold two vessels and other assets for approximately $3.8 million in proceeds and recognized a net $2.5 million gain on the dispositions.

A summary of properties and equipment is as follows:

(In Thousands)
	March 31, 2026	December 31, 2025
Properties and equipment:
Vessels and related equipment	$1,771,492	$1,751,479
Other properties and equipment	43,973	32,901
	1,815,465	1,784,380
Less accumulated depreciation and amortization	746,384	712,360
Properties and equipment, net	$1,069,081	$1,072,020

A summary of accrued expenses is as follows:

(In Thousands)
	March 31, 2026	December 31, 2025
Payroll and related payables	$46,064	$44,568
Accrued vessel expenses	59,970	54,546
Accrued interest expense	12,551	28,701
Other accrued expenses	20,940	25,354
	$139,525	$153,169

A summary of other current liabilities is as follows:

(In Thousands)
	March 31, 2026	December 31, 2025
Taxes payable	$60,518	$57,351
Finance lease liability	—	24,370
Other	5,884	8,155
	$66,402	$89,876

A summary of other liabilities is as follows:

(In Thousands)
	March 31, 2026	December 31, 2025
Pension liabilities	$15,040	$15,158
Liability for uncertain tax positions	21,971	22,855
Other	21,129	23,359
	$58,140	$61,372

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Beginning in the second quarter of 2025, we entered into approximately $70 million of foreign currency contracts to sell Euros at future defined dates and at fixed exchange rates, to limit our exposure to losses related to the revaluation of non-USD cash balances held in certain African currencies that are marked to the Euro. We did not designate these contracts as hedges for accounting purposes.

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair value of our derivative instruments was as follows:

(In Thousands)
	March 31, 2026	December 31, 2025
Euro forward exchange contracts
Other current assets	$1,320	$114
Other current liabilities	$—	$(1,379)

We recognized realized and unrealized (gains) losses on derivative instruments not designated as hedging instruments of $1.1 million and $(2.6) million for the three months ended  March 31, 2026. We held no derivative instruments during the three months ended  March 31, 2025.

(13)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

Each of our five operating segments is led by senior management ultimately reporting to our Chief Executive Officer, the chief operating decision maker (CODM). Our operating segments comprise the structure used by our CODM to make key operating decisions and assess performance. Discrete financial information is available for each of the segments, and our CODM uses the results of each of the operating segments for resource allocation and performance evaluation. Our CODM evaluates the segments’ operating performance based on segment operating income. Segment operating income is defined as segment revenues less segment costs and expenses. The CODM primarily considers segment operating income for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The following tables provide a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total for the three months ended March 31, 2026 and 2025. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Americas:
Vessel revenues	$58,526	$54,852

Vessel operating costs:
Crew costs	19,729	17,440
Repair and maintenance	5,228	4,266
Insurance	462	571
Fuel, lube and supplies	2,887	2,617
Other	5,564	10,129
Total vessel operating costs	33,870	35,023
General and administrative expense	3,751	3,542
Depreciation and amortization	11,338	11,392
Vessel operating profit	9,567	4,895

Additions to properties and equipment	$1,466	$1,933

Total assets	$319,578	$354,153

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Asia Pacific:
Vessel revenues	$46,564	$48,228

Vessel operating costs:
Crew costs	15,867	20,331
Repair and maintenance	2,957	2,270
Insurance	254	324
Fuel, lube and supplies	2,513	1,767
Other	1,754	2,118
Total vessel operating costs	23,345	26,810
General and administrative expense	2,225	2,420
Depreciation and amortization	5,524	5,318
Vessel operating profit	15,470	13,680

Additions to properties and equipment	$546	$592

Total assets	$172,204	$162,329

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Middle East:
Vessel revenues	$45,569	$43,302

Vessel operating costs:
Crew costs	15,527	13,280
Repair and maintenance	3,856	4,100
Insurance	763	529
Fuel, lube and supplies	2,684	2,039
Other	4,075	4,588
Total vessel operating costs	26,905	24,536
General and administrative expense	2,277	2,937
Depreciation and amortization	9,759	7,266
Vessel operating profit	6,628	8,563

Additions to properties and equipment	$4,343	$854

Total assets	$207,924	$188,242

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Europe Mediterranean:
Vessel revenues	$86,945	$78,205

Vessel operating costs:
Crew costs	31,699	27,111
Repair and maintenance	7,566	6,711
Insurance	699	848
Fuel, lube and supplies	4,651	3,147
Other	5,766	4,738
Total vessel operating costs	50,381	42,555
General and administrative expense	3,762	3,663
Depreciation and amortization	24,757	24,609
Vessel operating profit	8,045	7,378

Additions to properties and equipment	$5,212	$1,314

Total assets	$636,510	$635,046

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
West Africa:
Vessel revenues	$85,814	$106,112

Vessel operating costs:
Crew costs	16,065	18,951
Repair and maintenance	5,197	4,607
Insurance	482	762
Fuel, lube and supplies	3,719	4,808
Other	6,223	6,927
Total vessel operating costs	31,686	36,055
General and administrative expense	2,971	2,546
Depreciation and amortization	13,927	15,898
Vessel operating profit	37,230	51,613

Additions to properties and equipment	$1,737	$12,832

Total assets	$465,610	$528,421

(In Thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
World Wide:
Revenues:
Vessel revenues	$323,418	$330,699
Other operating revenues	2,804	2,745
Total revenue	326,222	333,444

Vessel operating costs:
Crew costs	98,887	97,113
Repair and maintenance	24,804	21,954
Insurance	2,660	3,034
Fuel, lube and supplies	16,454	14,378
Other	23,382	28,500
Total vessel operating costs	166,187	164,979
Costs of other operating revenues	761	1,430
General and administrative expense	14,986	15,108
Depreciation and amortization	65,305	64,483
Operating profit	78,983	87,444
Corporate expenses	(19,887)	(14,935)
Gain (loss) on asset dispositions, net	(112)	2,538
Operating income	58,984	75,047

Segment additions to properties and equipment	$13,304	$17,525
Corporate additions to properties and equipment	1,581	1,839
Total additions to properties and equipment	$14,885	$19,364

Segment assets	$1,801,826	$1,868,191
Corporate assets	538,844	197,975
Total assets	$2,340,670	$2,066,166

(14)	POTENTIAL ACQUISITION

On  February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $239.7 million as of March 31, 2026. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late second quarter of 2026.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; fluctuations in macroeconomic and market conditions (including risks related to recession, inflation, supply chain constraints or disruptions, interest rates, and exchange rates); global trade trends, including evolving impacts from implementation of new tariffs and potential retaliatory measures; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; uncertainty around the use and impacts of artificial intelligence (AI) applications; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, including expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, the conflict between Russia and Ukraine, the ongoing conflict in the Middle East and the global response to these hostilities; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q (Form 10-Q) and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that will continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 2. 2026 (2025 Annual Report) and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

In certain places in this Form 10-Q, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The forward-looking statements should be considered in the context of the risk factors listed above, discussed in this Form 10-Q, and discussed in our 2025 Annual Report as updated by subsequent filings with the SEC. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events, or developments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our 2025 Annual Report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2025 Annual Report and elsewhere in this Form-10Q.

EXECUTIVE SUMMARY AND CURRENT BUSINESS OUTLOOK

Tidewater

We are one of the most experienced international operators in the offshore energy industry with a history spanning 70 years. Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration activities, field development, production and maintenance, as well as windfarm development and maintenance. Our services include towing and anchor handling for mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; providing offshore construction and seismic and subsea support; delivering geotechnical survey support for windfarm construction, and offering a variety of other specialized services such as pipe laying and cable laying. In addition, we believe we have the broadest geographic operating footprint in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships.

On February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $239.7 million as of March 31, 2026. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late second quarter of 2026.

At March 31, 2026, we owned 206 vessels with an average age of 13.4 years available to serve the global offshore energy industry.

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

Our revenues in all segments are driven primarily by our active fleet size, active vessel utilization and day rates. Because a sizeable portion of our vessel operating and depreciation costs do not change proportionally with changes in revenue, our operating profit is largely dependent on revenue levels.

Operating costs consist primarily of crew costs; repair and maintenance costs; insurance costs; fuel, lube oil and supplies costs; and other vessel operating costs. Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors impacting overall crew costs in all segments. In addition, the more technologically sophisticated vessels generally require a greater number of specially trained and more highly compensated fleet personnel. Crew costs may increase if competition for skilled personnel intensifies.

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

Our outlook is largely driven by expectations for the worldwide demand for hydrocarbons, and expectations surrounding the demand for and the global supply of vessels that support the offshore energy industry. Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets, and in particular, the willingness of energy companies to spend on offshore operational activities and capital projects. This activity includes demand for offshore drilling rigs, which also directly impacts our industry. Oil and gas prices are affected by geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or gas prices to justify the expenditure levels of offshore activities. Oil and gas prices are subject to significant uncertainty and, as a result, tend to be extremely volatile.

Over the past several years, oil and gas commodity pricing and the overall supply of and demand for oil and gas have been affected by (i) a global pandemic, which included lock downs by major oil consuming nations; (ii) ongoing global conflicts, notably in eastern Europe between Russia and Ukraine, in Venezuela, and numerous conflicts in the Middle East; (iii) Organization of Petroleum Exporting Countries Plus (OPEC+) production quotas, market share expectations and pricing considerations; (iv) resource growth in non-OPEC+ nations; (v) a capital allocation focus on returning capital to shareholders within the major oil and gas companies, thereby limiting funds previously available for resource development; (vi) economies of and monetary policies in major consuming nations; (vii) increased activism related to the perceived responsibility of the oil and gas sector for climate change; and (viii) U.S. trade policies that include substantial tariffs, causing increased market uncertainty and volatility. Recently, the United Arab Emirates (UAE), one of the key OPEC members and its third largest producer, announced that it would be leaving the organization effective May 1, 2026. This announcement comes when the market is already fragile due to the conflict in Iran (see below) and may increase market uncertainty.

On February 28, 2026, the United States and Israel initiated a military conflict with Iran that has caused significant damage to Iranian infrastructure and has resulted in the partial closure of the Strait of Hormuz (Strait) in the Middle East. The Strait is the transit route for approximately 20% of global crude oil and a significant percentage of LNG supplies. Iran has not only targeted United States and Israeli assets in the region, but also a number of Middle Eastern countries including Saudi Arabia, Qatar, Dubai, Kuwait and Bahrain. The disruption of production from the Middle East has resulted in the crude oil futures prices spiking to over $100 per barrel. There is currently a tentative cease fire in effect, and negotiations are seeking to end the conflict and open the Strait.

The impact of the conflict in Iran has been borne primarily by our Middle East segment. To date, there have been no contract cancellations, but we incurred increased insurance rates, higher crew wages and travel costs and higher fuel costs for vessels operating near the conflict. Specifically, in March, our Middle East segment experienced increased crew wages and travel costs of approximately $1.3 million, increased vessel insurance of approximately $0.3 million and increased fuel cost of approximately $0.3 million. Should the conflict continue, we anticipate similar increases in future costs. In addition, we also expect our fuel costs when our vessels are not under contract, typically during drydocks, mobilizations, and idle time, to increase significantly worldwide. We cannot estimate the duration of this conflict nor can we predict all impacts of this conflict, however many observers expect elevated oil and gas pricing and a strained supply chain to result in higher costs in the near future.

With the demand for oil and gas at an all-time high, we continue to have a positive outlook for a sustained upcycle in the offshore energy industry. Although the ongoing conflict in the Middle East has introduced near‑term uncertainty, we believe it underscores the strategic importance of energy security and the need for sustained upstream investment to support reliable and affordable global energy supply. We expect offshore developments, given their scale, long reserve lives, and attractive economics, to play an important role and we believe these dynamics bode well for us, given our global operating footprint, high‑specification fleet, and disciplined strategy.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock or down for repair). Active utilization is calculated on all owned and bareboat chartered vessels except vessels held for sale and stacked vessels. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work and are included in the calculation of utilization rates. We had six stacked vessels at March 31, 2026 and eight stacked vessel at December 31, 2025.

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

Total vessels in service include vessels not owned by us and under bareboat charter agreements. We had two such vessels to begin the year, but purchased both of the vessels in the first quarter of 2026 and are now included in our owned vessel count.

Consolidated Results – Three Months Ended March 31, 2026 compared to December 31, 2025

(In Thousands except for statistics)	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change

Total revenue	$326,222	$336,798	$(10,576)	(3)%
Costs and expenses:
Vessel operating costs:
Crew costs	98,887	100,172	1,285	1%
Repair and maintenance	24,804	29,376	4,572	16%
Insurance	2,660	2,823	163	6%
Fuel, lube and supplies	16,454	15,227	(1,227)	(8)%
Other	23,382	24,521	1,139	5%
Total vessel operating costs	166,187	172,119	5,932	3%
Costs of other operating revenues	761	630	(131)	(21)%
General and administrative	33,559	38,968	5,409	14%
Depreciation and amortization	66,619	66,189	(430)	(1)%
Loss (gain) on asset dispositions, net	112	(5,084)	(5,196)	(102)%
Total costs and expenses	267,238	272,822	5,584	2%
Operating income	58,984	63,976	(4,992)	(8)%
Other income (expense):
Foreign exchange gain (loss)	(3,403)	2,134	(5,537)	(259)%
Interest income and other, net	2,189	3,454	(1,265)	(37)%
Loss on early extinguishment of debt	—	(12)	12	(100)%
Interest and other debt costs, net	(16,891)	(16,715)	(176)	(1)%
Total other expense	(18,105)	(11,139)	(6,966)	(63)%
Income before income taxes	40,879	52,837	(11,958)	(23)%
Income tax expense (benefit)	34,903	(166,612)	(201,515)	121%
Net income	5,976	219,449	(213,473)	(97)%
Net loss attributable to noncontrolling interests	(164)	(435)	271	62%
Net income attributable to Tidewater Inc.	$6,140	$219,884	$(213,744)	(97)%

Select operating statistics:
Utilization	77.7%	78.6%	(0.9)%
Active utilization	80.6%	81.7%	(1.1)%
Average vessel day rates	$22,283	$22,044	$239	1.1%
Vessel operating cost per active day	$9,180	$9,260	$80	0.9%
Average total vessels	207	209	(2)
Average stacked vessels	(7)	(8)	1
Average active vessels	200	201	(1)

Revenue:

●	Decrease primarily due to lower utilization and a lower vessel count, partially offset by higher day rates.
●	Increase in day rates was due to increases in demand in Asia Pacific and Europe/Mediterranean.
●	We sold two older vessels during the first quarter of 2026.

Vessel operating costs:

●

Decrease primarily due to significantly lower repair and maintenance costs, lower crew and other costs. Crew costs decreased in the Americas and West Africa as a result of lower vessel counts partially offset by an incremental $1.3 million in war premium bonuses and crew travel costs in the Middle East related to the Iran conflict. The decrease in repair costs is primarily from the Middle East associated with deferred repair activities.

General and administrative:

●

Decrease primarily due to higher professional fees in the fourth quarter of 2025 associated with the pending Wilson acquisition and the strategic internal restructuring of our vessel ownership (Vessel Realignment).

Depreciation and amortization:

●	Increase primarily due to higher capitalized software expenditure.

Loss (gain) on asset dispositions, net:

●	During the first quarter of 2026, we sold two vessels for approximately $3.3 million in proceeds and recognized a net loss of $0.1 million on the dispositions. During the fourth quarter of 2025, we sold two vessels for approximately $5.3 million in proceeds and recognized a net gain of $5.1 million on the dispositions.

Interest income and other, net:

●	Decrease due to lower cash balances.

Interest expense:

●	No significant variances.

Foreign exchange gains (losses):

●

Our foreign exchange losses in the first quarter of 2026 and gains in the fourth quarter of 2025 were primarily the result of the settlement and revaluation of various foreign currency balances due to the strengthening or weakening, respectively, of the U.S. Dollar against the Central and West African Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. During the three months ended March 31, 2026, a gain on sale of a vessel was recognized in connection with an internal restructuring to reposition the vessel for strategic opportunities. This transaction resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation. Due to the internal nature of this transaction, this gain is not reflected in the consolidated financial statements leading to a higher effective tax rate. Our tax benefit for the fourth quarter of 2025 is primarily related to the effect of the Vessel Realignment and release of valuation allowance against certain U.S. deferred tax assets.

Segment results for three months ended March 31, 2026 compared to December 31, 2025

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change

Total revenue	$58,526	$69,706	$(11,180)	(16)%
Costs and expenses:
Vessel operating costs:
Crew costs	19,729	22,429	2,700	12%
Repair and maintenance	5,228	6,286	1,058	17%
Insurance	462	540	78	14%
Fuel, lube and supplies	2,887	2,739	(148)	(5)%
Other	5,564	5,875	311	5%
Total vessel operating costs	33,870	37,869	3,999	11%
General and administrative	3,751	3,880	129	3%
Depreciation and amortization	11,338	12,473	1,135	9%
Vessel operating profit	$9,567	$15,484	$(5,917)	(38)%

Select operating statistics:
Utilization	66.1%	70.4%	(4.3)%
Active utilization	77.0%	79.9%	(2.9)%
Average vessel day rates	$29,501	$30,362	$(861)	(2.8)%
Vessel operating cost per active day	$13,019	$13,131	$112	0.9%
Average total vessels	33	36	(3)
Average stacked vessels	(4)	(4)	—
Average active vessels	29	32	(3)

Revenue:

●	Decrease primarily driven by lower active utilization, lower average day rates and lower vessel count.
●	Utilization decreased as drydock days and repair days increased.

Vessel operating costs:

●	Decrease primarily due to the decrease in vessels within the segment.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Decrease primarily due to fewer vessels in the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change

Total revenue	$46,564	$42,037	$4,527	11%
Costs and expenses:
Vessel operating costs:
Crew costs	15,867	14,304	(1,563)	(11)%
Repair and maintenance	2,957	3,427	470	14%
Insurance	254	331	77	23%
Fuel, lube and supplies	2,513	1,890	(623)	(33)%
Other	1,754	2,369	615	26%
Total vessel operating costs	23,345	22,321	(1,024)	(5)%
General and administrative	2,225	2,248	23	1%
Depreciation and amortization	5,524	5,049	(475)	(9)%
Vessel operating profit	$15,470	$12,419	$3,051	25%

Select operating statistics:
Utilization	78.2%	76.8%	1.4%
Active utilization	78.2%	76.8%	1.4%
Average vessel day rates	$37,470	$35,025	$2,445	7.0%
Vessel operating cost per active day	$14,683	$14,309	$(374)	(2.6)%
Average total vessels	18	16	2
Average stacked vessels	—	—	—
Average active vessels	18	16	2

Revenue:

●

Increase primarily driven by higher utilization, higher average day rates and a higher number of vessels. In addition, there was a $1.5 million fee for early manning of a vessel chartered for a research project.

●	Utilization increased due to lower idle and repair days.

Vessel operating costs:

●	Increase primarily due to higher crew costs associated with increased vessel count and the incremental costs associated with the research vessel.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher vessels.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change

Total revenue	$45,569	$47,021	$(1,452)	(3)%
Costs and expenses:
Vessel operating costs:
Crew costs	15,527	14,207	(1,320)	(9)%
Repair and maintenance	3,856	6,153	2,297	37%
Insurance	763	463	(300)	(65)%
Fuel, lube and supplies	2,684	2,790	106	4%
Other	4,075	4,570	495	11%
Total vessel operating costs	26,905	28,183	1,278	5%
General and administrative	2,277	2,738	461	17%
Depreciation and amortization	9,759	9,635	(124)	(1)%
Vessel operating profit	$6,628	$6,465	$163	3%

Select operating statistics:
Utilization	78.7%	79.8%	(1.1)%
Active utilization	78.7%	79.8%	(1.1)%
Average vessel day rates	$14,295	$14,381	$(86)	(0.6)%
Vessel operating cost per active day	$6,643	$6,879	$236	3.4%
Average total vessels	45	45	—
Average stacked vessels	—	—	—
Average active vessels	45	45	—

Revenue:

●	Decrease primarily driven by lower average day rates.
●	Even with the ongoing Iran conflict, all vessels in the segment remain under contract. As a result, revenue was not negatively affected to any significant degree.

Vessel operating costs:

●

Decrease primarily due to lower repair costs partially offset by higher crew costs which increased by $1.3 million from war risk bonuses and crew travel costs. In addition, the increase in vessel insurance of $0.3 million was all in the month of March and directly related to the Iran conflict. The decrease in repair costs more than offset the incremental costs in the first quarter associated with the Iran conflict.

General and administrative expense:

●	Decrease primarily due to higher shore based personnel costs in the fourth quarter of 2025.

Depreciation and amortization expense:

●	No significant variances.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change

Total revenue	$86,945	$82,402	$4,543	6%
Costs and expenses:
Vessel operating costs:
Crew costs	31,699	29,932	(1,767)	(6)%
Repair and maintenance	7,566	7,267	(299)	(4)%
Insurance	699	806	107	13%
Fuel, lube and supplies	4,651	3,251	(1,400)	(43)%
Other	5,766	5,258	(508)	(10)%
Total vessel operating costs	50,381	46,514	(3,867)	(8)%
General and administrative	3,762	3,732	(30)	(1)%
Depreciation and amortization	24,757	22,419	(2,338)	(10)%
Vessel operating profit	$8,045	$9,737	$(1,692)	(17)%

Select operating statistics:
Utilization	80.0%	87.2%	(7.2)%
Active utilization	80.0%	87.2%	(7.2)%
Average vessel day rates	$21,954	$20,173	$1,781	8.8%
Vessel operating cost per active day	$10,182	$9,948	$(234)	(2.4)%
Average total vessels	55	50	5
Average stacked vessels	—	—	—
Average active vessels	55	50	5

Revenue:

●	Increase primarily driven by higher day rates and an increase in the vessel count as we had vessels transfer into the segment. This was partially offset by a substantial decrease in utilization.
●	Active utilization decreased due to higher drydock and idle days. The first quarter is seasonally the least active quarter in the North Sea.

Vessel operating costs:

●

Increase primarily due to higher crew costs as a result of increased vessel count and higher fuel costs largely related to greater idle and drydock days. Fuel costs in this segment have also been affected by significantly higher fuel prices resulting from the Iran conflict.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher depreciation from higher number of vessels during the first quarter of 2026 and increased amortization as a result of higher drydock activity.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change

Total revenue	$85,814	$91,717	$(5,903)	(6)%
Costs and expenses:
Vessel operating costs:
Crew costs	16,065	19,300	3,235	17%
Repair and maintenance	5,197	6,243	1,046	17%
Insurance	482	683	201	29%
Fuel, lube and supplies	3,719	4,557	838	18%
Other	6,223	6,449	226	4%
Total vessel operating costs	31,686	37,232	5,546	15%
General and administrative	2,971	3,261	290	9%
Depreciation and amortization	13,927	15,599	1,672	11%
Vessel operating profit	$37,230	$35,625	$1,605	5%

Select operating statistics:
Utilization	81.5%	75.7%	5.8%
Active utilization	85.5%	80.7%	4.8%
Average vessel day rates	$20,732	$21,583	$(851)	(3.9)%
Vessel operating cost per active day	$6,427	$6,893	$466	6.8%
Average total vessels	56	62	(6)
Average stacked vessels	(3)	(4)	1
Average active vessels	53	58	(5)

Revenue:

●	Decrease primarily driven by lower vessel count and slightly lower day rates, partially offset by much higher utilization.
●	Increase in utilization primarily due to lower idle days.

Vessel operating costs:

●	Decrease primarily due to lower crew, repair and fuel costs related to the lower vessel count.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Decrease due to lower amortization of drydock costs largely related to lower vessel count.

Liquidity, Capital Resources and Other Matters

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. As of March 31, 2026, we had $555.1 million in cash and cash equivalents, and a borrowing capacity under our Revolving Credit Facility of $250.0 million for which any future borrowings would be due April 2030. On July 7, 2025, we issued $650.0 million in 9.125% Senior Notes that mature in July 2030 (2030 Notes). With the proceeds of the offering, we redeemed most of our outstanding debt as of June 30, 2025, including accrued interest and early redemption premiums. Also on July 7, 2025, we executed the $250.0 million Revolving Credit Facility that replaced our previous $25.0 million credit facility. As of the date of this filing, no amounts have been drawn under the Revolving Credit Facility. Please refer to Note (8) - “Debt” to the accompanying Condensed Consolidated Financial Statements for further details on our indebtedness. Working capital, which includes cash on hand, was $629.7 million at March 31, 2026, and includes $5.8 million of current maturities on long term debt.

In addition, on February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $239.7 million as of March 31, 2026. The final debt amount will be determined upon completion of this transaction. The transaction is subject to customary closing conditions, including approval from the Brazilian Antitrust Authority and the consent of the lenders to the Wilson Companies, and is expected to close late second quarter of 2026.

We believe cash and cash equivalents and net cash provided by operating activities, supplemented with our revolving credit capacity, provides us with sufficient liquidity to fund our obligations and meet our liquidity requirements, including the acquisition of the Wilson Companies. We do not expect any significant liquidity issues to arise from the Iran conflict, but we will continue to monitor this situation.

Our cash and cash equivalents include restricted cash and other amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. As of March 31, 2026, approximately 27% of our cash balance held in foreign subsidiaries is awaiting U.S. dollar conversion.

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

A key component of our growth strategy is expanding our business and fleet through acquisitions, joint ventures and other strategic transactions. We would expect to finance any strategic transactions through cash on hand or the sale of our securities or through debt financing.

The Revolving Credit Facility contains customary affirmative and negative covenants, representations and warranties, and events of default, along with the following three financial covenants: (i) a minimum liquidity test that the sum of consolidated cash and available commitments under the Revolving Credit Facility shall not be less than the greater of $20.0 million or 10% of net interest-bearing debt as defined in the agreement; (ii) the ratio of net interest bearing debt as defined in the agreement to consolidated earnings before depreciation and amortization, interest and other debt costs, net and income tax expense shall be equal to or less than 3 to 1; and (iii) the aggregate fair market value of the collateral vessels divided by the total outstanding debt shall be at least 2.5 to 1. We are currently in compliance and anticipate maintaining ongoing compliance with these financial covenants.

During the three months ended March 31, 2026, we generated $6.0 million in net income and $19.2 million in cash flow from operating activities, which includes our interest payments and drydock costs.

Share Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. No shares were repurchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, we repurchased and retired 910,481 shares for approximately $39.3 million, excluding commissions and a 1% excise tax. Please refer to Item 5 of our 2025 Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock.

Dividends

No dividends were declared for the three months ended March 31, 2026 and 2025. See also Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $19.2 million and $80.4 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2026 reflects net income of $6.0 million, which includes non-cash depreciation and amortization of $66.6 million and net losses on asset dispositions of $0.1 million. Combined changes in operating assets and liabilities used $34.0 million in cash, and cash paid for deferred drydock and survey costs was $36.4 million.

Net cash provided by operating activities for the three months ended March 31, 2025 reflects net income of $42.3 million, which includes non-cash depreciation and amortization of $65.4 million, unrealized foreign exchange gain of $9.6 million and net gains on asset dispositions of $2.5 million. Combined changes in operating assets and liabilities provided $21.1 million in cash, and cash paid for deferred drydock and survey costs was $43.3 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $11.6 million and $5.9 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2026 reflects receipt of $3.3 million primarily related to the sale of two vessels. Additions to properties and equipment were comprised of approximately $13.3 million in capitalized upgrades to existing vessels and equipment and $1.6 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was $32.3 million and $59.2 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2026 included payments of long-term debt of $1.1 million, debt issuance costs of $0.1 million, finance lease payments of $24.9 million related to the acquisition of two vessels previously under bareboat charters and the acquisition of $6.2 million in shares to pay employee taxes on share-based awards.

Net cash used in financing activities for the three months ended March 31, 2025 included payments of long-term debt of $12.5 million, the purchase of 910,481 shares of our common stock for $39.3 million and $7.5 million in shares acquired to pay taxes on share-based awards.

Application of Critical Accounting Policies and Estimates

Our 2025 Annual Report filed with the SEC on March 2, 2026, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2025 Annual Report regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, see “Note (2) - Recently Issued or Adopted Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2025 Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See discussion of legal proceedings in (i) “Note (9) - Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report; (ii) Item 3 of Part I of our 2025 Annual Report; and (iii) “Note (11) – Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of our 2025 Annual Report.

ITEM 1A.       RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information presented in this quarterly report, you should carefully read and consider “Item 1A - Risk Factors” in Part I and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2025 Annual Report, and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026, which contain descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

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

Common stock repurchase activity for the three months ended March 31, 2026 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$500,297
February 1, 2026 - February 28, 2026	—	—	—	500,297
March 1, 2026 - March 31, 2026	—	—	—	500,297
Total	—	$—	—

ITEM 5.       OTHER INFORMATION

On  March 17, 2026, Daniel A. Hudson, Executive Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), to sell up to 25,000 shares, which shall expire on the earlier of when all shares under the plan are sold and  June 16, 2027.

ITEM 6.       EXHIBITS

Exhibit Number	Description
2.1	Agreement for the Sale and Purchase of Wilson, Sons Ultratug Participações S.A. and Atlantic Offshore Services S.A., dated as of February 22, 2026, by and among Wilson Sons S.A., Ultranav International II, S.A., Remolcadores Ultratug Limitada, Wilson, Sons Ultratug Participações S.A., Atlantic Offshore Services S.A., Pan Marine do Brasil Ltda., Tidewater Marine International, Inc. and Tidewater Inc (filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 24, 2026, File No. 1-6311).

10.1*	Form of Award Agreement for Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan.

10.2*	Form of Award Agreement for Performance Restricted Stock Units (grants to officers) under the Tidewater Inc. 2021 Stock Incentive Plan.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: May 4, 2026	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)