Form 10-Q
period 2026-06-30
TIDEWATER INC
filed 2026-08-03
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

49,756,231 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on July 31, 2026.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$613,544	$578,761
Trade and other receivables, net of allowance for credit losses of $1,132 and $3,034 at June 30, 2026 and December 31, 2025, respectively	306,568	285,372
Marine operating supplies	29,501	38,482
Prepaid expenses and other current assets	17,772	11,520
Total current assets	967,385	914,135
Net properties and equipment	1,038,114	1,072,020
Deferred drydocking and survey costs	142,896	139,736
Indemnification assets	9,663	9,455
Deferred tax assets	182,469	200,939
Other assets	25,733	50,626
Total assets	$2,366,260	$2,386,911

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,610	$66,347
Accrued expenses	133,706	153,169
Current portion of long-term debt	5,680	5,845
Other current liabilities	68,079	89,876
Total current liabilities	270,075	315,237
Long-term debt	647,523	649,048
Other liabilities	60,376	61,372

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 49,754,957 and 49,566,334 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	50	50
Additional paid-in capital	1,663,520	1,663,247
Accumulated deficit	(277,355)	(305,157)
Accumulated other comprehensive income	6,949	7,248
Total stockholders’ equity	1,393,164	1,365,388
Noncontrolling interests	(4,878)	(4,134)
Total equity	1,388,286	1,361,254
Total liabilities and equity	$2,366,260	$2,386,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Vessel revenues	$339,731	$336,858	$663,149	$667,557
Other operating revenues	2,556	4,573	5,360	7,318
Total revenue	342,287	341,431	668,509	674,875
Costs and expenses:
Vessel operating costs	180,746	167,354	346,933	332,333
Costs of other operating revenues	1,072	3,108	1,833	4,538
General and administrative	34,845	31,213	68,404	60,307
Depreciation and amortization	66,412	64,314	133,031	129,746
Gain on asset dispositions, net	(3,316)	(5,480)	(3,204)	(8,018)
Total costs and expenses	279,759	260,509	546,997	518,906
Operating income	62,528	80,922	121,512	155,969
Other income (expense):
Foreign exchange gain (loss)	(688)	11,703	(4,091)	19,272
Interest income and other, net	730	2,103	2,919	4,260
Interest and other debt costs, net	(16,426)	(16,442)	(33,317)	(32,786)
Total other expense	(16,384)	(2,636)	(34,489)	(9,254)
Income before income taxes	46,144	78,286	87,023	146,715
Income tax expense	25,062	5,584	59,965	31,693
Net income	21,082	72,702	27,058	115,022
Net loss attributable to noncontrolling interests	(580)	(228)	(744)	(561)
Net income attributable to Tidewater Inc.	$21,662	$72,930	$27,802	$115,583
Basic income per common share	$0.44	$1.47	$0.56	$2.29
Diluted income per common share	$0.43	$1.46	$0.56	$2.27
Weighted average common shares outstanding	49,736	49,674	49,663	50,583
Dilutive effect of warrants and restricted stock units	391	337	349	350
Adjusted weighted average common shares	50,127	50,011	50,012	50,933

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$21,082	$72,702	$27,058	$115,022
Other comprehensive income (loss):
Change in liability of pension plans	(184)	666	(299)	1,213
Total comprehensive income	$20,898	$73,368	$26,759	$116,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$27,058	$115,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,593	75,923
Amortization of deferred drydocking and survey costs	56,438	53,823
Amortization of debt premium and discounts	2,136	2,956
Amortization of below market contracts	—	(698)
Unrealized foreign exchange (gain) loss	2,944	(20,079)
Deferred income taxes provision	18,700	(15,420)
Gain on asset dispositions, net	(3,204)	(8,018)
Stock-based compensation expense	6,808	7,548
Changes in assets and liabilities:
Trade and other receivables	(21,196)	7,314
Accounts payable	(3,737)	(22,670)
Accrued expenses	(19,463)	(223)
Deferred drydocking and survey costs	(59,722)	(67,077)
Other, net	2,867	25,668
Net cash provided by operating activities	86,222	154,069
Cash flows from investing activities:
Proceeds from asset dispositions	14,856	11,084
Proceeds from sale of notes	—	660
Additions to properties and equipment	(29,808)	(15,492)
Net cash used in investing activities	(14,952)	(3,748)
Cash flows from financing activities:
Principal payments on long-term debt	(2,904)	(26,541)
Purchase of common stock	—	(90,089)
Payments on finance leases	(24,903)	—
Debt issuance costs	(109)	—
Share based awards reacquired to pay taxes	(6,536)	(7,752)
Net cash used in financing activities	(34,452)	(124,382)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,297)	17,337
Net change in cash, cash equivalents and restricted cash	34,521	43,276
Cash, cash equivalents and restricted cash at beginning of period	581,568	329,031
Cash, cash equivalents and restricted cash at end of period	$616,089	$372,307

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$32,094	$29,499
Income taxes	$39,269	$32,653
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$—	$10,727
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$—	$11,479

Cash, cash equivalents and restricted cash at June 30, 2026 includes $2.5 million in long-term restricted cash, which is included in other assets in our Condensed Consolidated Balance Sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at March 31, 2026	$50	$1,660,121	$(299,017)	$7,133	$(4,298)	$1,363,989
Total comprehensive income (loss)	—	—	21,662	(184)	(580)	20,898
Amortization of share-based awards	—	3,399	—	—	—	3,399
Balance at June 30, 2026	$50	$1,663,520	$(277,355)	$6,949	$(4,878)	$1,388,286

Balance at March 31, 2025	$51	$1,652,856	$(545,890)	$6,607	$(3,259)	$1,110,365
Total comprehensive income (loss)	—	—	72,930	666	(228)	73,368
Repurchase and retirement of common stock	(1)	—	(51,275)	—	—	(51,276)
Amortization of share-based awards	—	3,770	—	—	—	3,770
Balance at June 30, 2025	$50	$1,656,626	$(524,235)	$7,273	$(3,487)	$1,136,227

	Six Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2025	$50	$1,663,247	$(305,157)	$7,248	$(4,134)	$1,361,254
Total comprehensive income (loss)	—	—	27,802	(299)	(744)	26,759
Amortization of share-based awards	—	273	—	—	—	273
Balance at June 30, 2026	$50	$1,663,520	$(277,355)	$6,949	$(4,878)	$1,388,286

Balance at December 31, 2024	$52	$1,656,830	$(548,831)	$6,060	$(2,926)	$1,111,185
Total comprehensive income (loss)	—	—	115,583	1,213	(561)	116,235
Repurchase and retirement of common stock	(2)	—	(90,987)	—	—	(90,989)
Amortization of share-based awards	—	(204)	—	—	—	(204)
Balance at June 30, 2025	$50	$1,656,626	$(524,235)	$7,273	$(3,487)	$1,136,227

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Revision of Previously Issued Financial Statements

During 2025, we identified a misclassification of the effects of exchange rate changes on cash and cash equivalent balances on our previously reported Consolidated Statements of Cash Flows. The effects of exchange rate changes on cash and cash equivalent balances were not previously presented as a separate item in the reconciliation of the net change in cash, cash equivalents and restricted cash in our Consolidated Statements of Cash Flows, but rather included as a component of net cash provided by operating activities. We assessed the impact of the misclassification and determined it was not material to any previously issued financial statements.

We have elected to revise our Condensed Consolidated Statements of Cash Flows to reflect the effects of exchange rate changes on cash and cash equivalent balances for the six months ended June 30, 2025. This revision decreased cash provided by operating activities with a corresponding offset amount reflected in the effects of exchange rate changes on cash, cash equivalents and restricted cash by $17.3 million for the six months ended June 30, 2025.

The revision had no impact on our previously reported consolidated net income; comprehensive income (loss); financial position; net change in cash, cash equivalents, and restricted cash; or total cash, cash equivalents, and restricted cash as previously reported on our Consolidated Statements of Cash Flows.

(2)	RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures to improve disclosures about certain types of expenses including purchases of inventory, employee compensation and depreciation, depletion and amortization included in commonly presented captions in the Consolidated Statements of Operations. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the effect of the standard on our disclosures in our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to make various changes to the codification that either clarify or correct errors or make minor improvements to generally accepted accounting principles that are not expected to have a significant effect on current accounting practice. This guidance is effective for annual and interim periods beginning after December 15, 2026. We are currently evaluating the effect of the standard on our consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations to improve financial accounting for and disclosure of environmental credits and environmental credit obligations. It provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is effective for annual and interim periods beginning after December 31, 2027. We are currently evaluating the effect of this standard on our consolidated financial statements.

(3)	ALLOWANCE FOR CREDIT LOSSES

Expected credit losses are recognized on the initial recognition of our trade accounts receivable and contract assets. In each subsequent reporting period, even if a loss has not yet been incurred, credit losses are estimated and recognized based on the history of credit losses and current conditions, as well as reasonable and supportable forecasts affecting collectability. We utilize a model to estimate the expected credit losses applicable to our trade accounts receivable and contract assets. This model considers our historical performance and the economic environment, as well as the credit risk and its expected development for each segmented group of customers that share similar risk characteristics. In addition, we establish specific allowances for credit losses for certain customer balances that we deem uncollectable. It is our practice to write off receivables when all legal options for collection have been exhausted.

Activity in the allowance for credit losses for the six months ended June 30, 2026 and 2025 is as follows:

(In Thousands)	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at December 31, 2025 and 2024	$3,034	$3,184
Current period credit for expected credit losses	(8)	(153)
Write offs	(1,894)	—
Balance at June 30, 2026 and 2025	$1,132	$3,031

(4)	REVENUE RECOGNITION

See Note (13) - “Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At June 30, 2026, we had $0.5 million of deferred mobilization costs included within Prepaid expenses and other current assets and $0.7 million of deferred mobilization costs included in Other assets. At December 31, 2025, we had $0.8 million of deferred mobilization costs included with Prepaid expenses and other current assets and $1.1 million of deferred mobilization costs included in Other assets.

At June 30, 2026, we had $2.1 million of deferred mobilization revenue included within Accrued expenses and $1.3 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2026 through 2028. At December 31, 2025, we had $4.8 million of deferred mobilization revenue included within Accrued expenses and $3.6 million of deferred mobilization revenue included in Other liabilities.

During the six months ended June 30, 2026 and 2025, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $5.2 million and $7.8 million, respectively.

(5)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the six months ended June 30, 2026 and 2025, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants and restricted stock grants (both time and performance based) awarded as part of our share-based compensation and incentive plans.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	June 30, 2026	June 30, 2025
Balance at March 31, 2026 and 2025	$7,133	$6,607
Pension benefits recognized in OCI	(184)	666
Balance at June 30, 2026 and 2025	$6,949	$7,273

(In Thousands)	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at December 31, 2025 and 2024	$7,248	$6,060
Pension benefits recognized in OCI	(299)	1,213
Balance at June 30, 2026 and 2025	$6,949	$7,273

Dilutive Equity Instruments

The following table presents the outstanding number of common shares, “in-the-money” warrants and restricted stock units:

Total shares outstanding including warrants and restricted stock units	June 30, 2026	June 30, 2025
Common shares outstanding	49,754,957	49,481,018
New creditor warrants (strike price $0.001 per common share)	21,400	76,175
GulfMark creditor warrants (strike price $0.01 per common share)	50,865	72,984
Restricted stock units	546,749	661,893
Total	50,373,971	50,292,070

No warrants, restricted stock awards or restricted stock units, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. No shares were repurchased during the three and six months ended June 30, 2026. During the three months ended June 30, 2025, we repurchased and retired 1,379,723 shares for approximately $50.8 million excluding commissions and a 1% excise tax. During the six months ended June 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax.

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

For the six months ended June 30, 2026, income tax expense differs from the tax effect of the U.S. rate due to tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits, international activity that generated income subject to U.S. tax, and the impact of Pillar Two.

During the six months ended June 30, 2026, a gain on sale of a vessel was recognized in connection with an internal restructuring to reposition the vessel for strategic opportunities. This transaction resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation. Due to the internal nature of this transaction, this gain is not reflected in the consolidated financial statements leading to a higher effective tax rate. The total expense accrual related to Pillar Two is approximately $9.4 million. We also generated U.S. tax expense of $18.1 million, primarily related to Net CFC Tested Income (NCTI) and Subpart F income.

During the six months ended June 30, 2025, after assessing relevant positive and negative evidence, we released our valuation allowance against our entire U.S. net operating loss (NOL) balance totaling approximately $27.0 million.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment considerations related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2025, our balance sheet reflected approximately $528.4 million of net deferred tax assets prior to a valuation allowance of $332.0 million. As of June 30, 2026, we had net deferred tax assets of approximately $515.7 million prior to a valuation allowance of $338.1 million.

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

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. Actuarial valuations are performed annually. We contributed $0.1 million and $0.5 million to the pension plan during the six months ended June 30, 2026 and 2025, respectively, and expect to contribute an additional $0.3 million to the pension plan during the remainder of 2026.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants in 2010. We contributed $0.6 million and $0.6 million to the supplemental plan for the six months ended June 30, 2026 and 2025, respectively, and expect to contribute $0.6 million during the remainder of 2026. Our estimated obligations under the supplemental plan were $13.8 million and $14.0 million at June 30, 2026 and  December 31, 2025, respectively, and are included in “accrued expenses” and “other liabilities” in the Condensed Consolidated Balance Sheets.

Net Periodic Benefit Costs

The net periodic benefit cost for our pension plans and supplemental plan (collectively, Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pension Benefits:
Interest cost	$589	$619	$1,167	$1,237
Expected return on plan assets	(447)	(457)	(896)	(915)
Amortization of net actuarial gains	(27)	(55)	(68)	(110)
Net periodic pension cost	$115	$107	$203	$212

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(8)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	June 30, 2026	December 31, 2025
Senior bonds:
9.125% Senior Notes due July 2030 (A)	$650,000	$650,000
Vessel Facility Agreements	16,670	20,078
	$666,670	$670,078
Debt discount and issuance costs	(13,467)	(15,185)
Less: Current portion of long-term debt	(5,680)	(5,845)
Total long-term debt	$647,523	$649,048

(A)	As of June 30, 2026, the fair value (Level 1) of the 9.125% Senior Notes due July 2030 was $696.7 million. The fair value is obtained from public transaction activity.

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

Revolving Credit Facility

On July 7, 2025, we and the Guarantors entered into a credit agreement with DNB Bank ASA, New York Branch, as facility agent and security trustee, and a syndicate of lenders providing for a $250.0 million senior secured revolving credit facility (Revolving Credit Facility). Amounts borrowed under the Revolving Credit Facility, which matures on April 15, 2030, are subject to an interest rate per annum equal to (i) for Term Secured Overnight Financing Rate (Term SOFR) advances, the aggregate of (a) the Term SOFR for the relevant interest period, plus (b) an applicable margin ranging from 250 to 350 basis points, depending on our total net leverage ratio (Margin); or (ii) for Alternate Base Rate (ABR) advances, the aggregate of (a) the ABR Rate, which equals the highest of (1) the Prime Rate in effect on such day, (2) the Federal Funds Rate in effect on such day plus 0.50%, (3) Term SOFR plus 1.00%, and (4) 1.00%. The Revolving Credit Facility also requires payment of quarterly customary unused commitment fees and if utilized, certain letter of credit and fronting fees.

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

Vessel Facility Agreements (Facility Agreements)

We signed agreements for the construction of ten new vessels, all of which have been delivered as of June 30, 2026. We entered into Facility Agreements to finance a portion of the construction and delivery costs totaling approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bears interest at a fixed rate ranging from 2.7% to 6.3% and is payable in ten equal principal semi-annual installments. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

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

Legal Proceedings

In 2009, on behalf of the Venezuelan government, Petróleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela, took possession of our assets and operations in Venezuela. In connection with this expropriation, we fully wrote-down our Venezuelan assets and initiated international arbitration. In 2019, we converted our final international award into a U.S. federal court judgement, which we perfected pursuant to a writ of attachment against the shares held by PDVSA in PDV Holding, Inc. (PDVH), the parent company of CITGO Petroleum Corporation. The Delaware District Court (Court) ordered a public sale of the PDVH shares (the PDVH Sale) to satisfy the various judgments against Venezuela in Crystallex International Corp. v. Bolivarian Republic of Venezuela, No. 17-mc-151-LPS (D. Del.). On July 2, 2025, the Court appointed Special Master filed its final recommendation for the winning bid for the PDVH Sale, which included listing the Tidewater subsidiaries holding judgment as the second most senior creditor. On  November 25, 2025, the Court approved the Special Master’s recommended purchaser; however, an appeal is pending before the U.S. Court of Appeals for the Third Circuit, with a hearing set for October 21, 2026.

Closing of the PDVH Sale and the collection of our judgement, if at all, are highly uncertain and present significant practical and legal challenges, including, without limitation, satisfaction of numerous closing conditions, including regulatory approval by the Office of Foreign Assets Control, and the positive final outcome of numerous claims filed by other parties opposing the PDVH Sale. We can provide no assurances regarding the timing or ultimate outcome of this case. As of June 30, 2026, the value of our judgment, including interest and $4.4 million of reimbursable fees we have paid to the Special Master, was approximately $85.7 million. However, given the collection uncertainty, no amount had been recorded in our financial statements related to this gain contingency.

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

We held derivative instruments related to foreign exchange contracts recorded as current assets, which were measured at their approximate fair value of $1.9 million (Level 2) as of June 30, 2026. We held derivative instruments related to foreign exchange contracts recorded as other current assets and current liabilities, which were measured at their approximate fair value of $0.1 million and $1.3 million, respectively, (Level 2) as of December 31, 2025. See Note (12) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

(11)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of June 30, 2026, our property and equipment consisted primarily of 204 owned vessels located around the world. As of  December 31, 2025, our property and equipment consisted primarily of 208 owned vessels, two of which were owned under finance leases that are included in Other assets in the December 31, 2025 Consolidated Balance Sheet in the amount of $24.4 million. In the first quarter of 2026, we exercised our option under the bareboat lease agreements to purchase these two leased vessels. During the six months ending  June 30, 2026, we sold four vessels and other assets for approximately $14.9 million in proceeds and recognized a net gain of $3.2 million on the dispositions. During the six months ending  June 30, 2025, we sold six vessels and other assets for approximately $11.1 million in proceeds and recognized a net gain of $8.0 million on the dispositions.

A summary of properties and equipment is as follows:

(In Thousands)
	June 30, 2026	December 31, 2025
Properties and equipment:
Vessels and related equipment	$1,759,726	$1,751,479
Other properties and equipment	54,101	32,901
	1,813,827	1,784,380
Less accumulated depreciation and amortization	775,713	712,360
Properties and equipment, net	$1,038,114	$1,072,020

A summary of accrued expenses is as follows:

(In Thousands)
	June 30, 2026	December 31, 2025
Payroll and related payables	$40,322	$44,568
Accrued vessel expenses	47,113	54,546
Accrued interest expense	27,392	28,701
Other accrued expenses	18,879	25,354
	$133,706	$153,169

A summary of other current liabilities is as follows:

(In Thousands)
	June 30, 2026	December 31, 2025
Taxes payable	$62,544	$57,351
Finance lease liability	—	24,370
Other	5,535	8,155
	$68,079	$89,876

A summary of other liabilities is as follows:

(In Thousands)
	June 30, 2026	December 31, 2025
Pension liabilities	$15,283	$15,158
Liability for uncertain tax positions	23,817	22,855
Other	21,276	23,359
	$60,376	$61,372

(12)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair value of our derivative instruments was as follows:

(In Thousands)
	June 30, 2026	December 31, 2025
Euro forward exchange contracts
Other current assets	$1,877	$114
Other current liabilities	$—	$(1,379)

We recognized realized and unrealized gains on derivative instruments not designated as hedging instruments of $0.8 million and $2.3 million for the three and six months ended  June 30, 2026. We recognized unrealized losses on derivative instruments not designated as hedging instruments of $3.4 million for the three and six months ended June 30, 2025.

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

The following tables provide a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total for the three and six months ended June 30, 2026 and 2025. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Americas:
Vessel revenues	$53,969	$68,758	$112,495	$123,610

Vessel operating costs:
Crew costs	17,972	19,652	37,701	37,092
Repair and maintenance	5,706	4,830	10,934	9,096
Insurance	429	351	891	922
Fuel, lube and supplies	3,252	2,215	6,139	4,832
Other	5,276	5,965	10,840	16,094
Total vessel operating costs	32,635	33,013	66,505	68,036
General and administrative expense	4,143	3,785	7,894	7,327
Depreciation and amortization	9,806	11,718	21,144	23,110
Vessel operating profit	7,385	20,242	16,952	25,137

Additions to properties and equipment	$1,268	$353	$2,734	$2,286

Total assets	$309,457	$397,790	$309,457	$397,790

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Asia Pacific:
Vessel revenues	$47,948	$45,696	$94,512	$93,924

Vessel operating costs:
Crew costs	17,630	18,518	33,497	38,849
Repair and maintenance	3,136	3,365	6,093	5,635
Insurance	283	176	537	500
Fuel, lube and supplies	3,048	1,789	5,561	3,556
Other	2,095	2,317	3,849	4,435
Total vessel operating costs	26,192	26,165	49,537	52,975
General and administrative expense	2,442	2,050	4,667	4,470
Depreciation and amortization	6,207	5,703	11,731	11,021
Vessel operating profit	13,107	11,778	28,577	25,458

Additions to properties and equipment	$(102)	$375	$444	$967

Total assets	$167,986	$153,018	$167,986	$153,018

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Middle East:
Vessel revenues	$48,483	$40,215	$94,052	$83,517

Vessel operating costs:
Crew costs	17,314	13,302	32,841	26,582
Repair and maintenance	4,514	4,261	8,370	8,361
Insurance	852	343	1,615	872
Fuel, lube and supplies	3,548	3,250	6,232	5,289
Other	4,044	4,661	8,119	9,249
Total vessel operating costs	30,272	25,817	57,177	50,353
General and administrative expense	2,316	2,847	4,593	5,784
Depreciation and amortization	9,711	7,657	19,470	14,923
Vessel operating profit	6,184	3,894	12,812	12,457

Additions to properties and equipment	$2,596	$329	$6,939	$1,183

Total assets	$208,277	$180,769	$208,277	$180,769

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Europe Mediterranean:
Vessel revenues	$112,076	$99,280	$199,021	$177,485

Vessel operating costs:
Crew costs	34,312	29,342	66,011	56,453
Repair and maintenance	9,419	5,736	16,985	12,447
Insurance	810	417	1,509	1,265
Fuel, lube and supplies	5,229	2,153	9,880	5,300
Other	5,981	6,187	11,747	10,925
Total vessel operating costs	55,751	43,835	106,132	86,390
General and administrative expense	3,401	3,385	7,163	7,048
Depreciation and amortization	26,075	22,833	50,832	47,442
Vessel operating profit	26,849	29,227	34,894	36,605

Additions to properties and equipment	$8,454	$584	$13,666	$1,898

Total assets	$652,900	$628,740	$652,900	$628,740

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
West Africa:
Vessel revenues	$77,255	$82,909	$163,069	$189,021

Vessel operating costs:
Crew costs	17,997	18,662	34,062	37,613
Repair and maintenance	6,178	5,745	11,375	10,352
Insurance	565	353	1,047	1,115
Fuel, lube and supplies	5,969	5,700	9,688	10,508
Other	5,187	8,064	11,410	14,991
Total vessel operating costs	35,896	38,524	67,582	74,579
General and administrative expense	3,254	2,888	6,225	5,434
Depreciation and amortization	13,493	15,480	27,420	31,378
Vessel operating profit	24,612	26,017	61,842	77,630

Additions to properties and equipment	$1,488	$3,502	$3,225	$16,334

Total assets	$388,255	$499,787	$388,255	$499,787

(In Thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
World Wide:
Revenues:
Vessel revenues	$339,731	$336,858	$663,149	$667,557
Other operating revenues	2,556	4,573	5,360	7,318
Total revenue	342,287	341,431	668,509	674,875

Vessel operating costs:
Crew costs	105,225	99,476	204,112	196,589
Repair and maintenance	28,953	23,937	53,757	45,891
Insurance	2,939	1,640	5,599	4,674
Fuel, lube and supplies	21,046	15,107	37,500	29,485
Other	22,583	27,194	45,965	55,694
Total vessel operating costs	180,746	167,354	346,933	332,333
Costs of other operating revenues	1,072	3,108	1,833	4,538
General and administrative expense	15,556	14,955	30,542	30,063
Depreciation and amortization	65,292	63,391	130,597	127,874
Operating profit	79,621	92,623	158,604	180,067
Corporate expenses	(20,409)	(17,181)	(40,296)	(32,116)
Gain on asset dispositions, net	3,316	5,480	3,204	8,018
Operating income	62,528	80,922	121,512	155,969

Segment additions to properties and equipment	$13,704	$5,143	$27,008	$22,668
Corporate additions to properties and equipment	1,219	1,712	2,800	3,551
Total additions to properties and equipment	$14,923	$6,855	$29,808	$26,219

Segment assets	$1,726,875	$1,860,104	$1,726,875	$1,860,104
Corporate assets	639,385	214,268	639,385	214,268
Total assets	$2,366,260	$2,074,372	$2,366,260	$2,074,372

(14)	POTENTIAL ACQUISITION

On  February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $231.0 million as of June 30, 2026. The final debt amount will be determined upon completion of this transaction. We have received all required local regulatory approvals, including approval from the Brazilian Antitrust Authority, and have obtained all of the change-of-control waivers required under the Wilson Companies credit facilities. We will continue to complete documentation relating to the remaining closing matters, including amendments to the credit facilities, and now expect to close around  September 1, 2026.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: our ability to complete the proposed acquisition of the Wilson Companies and future acquisitions; fluctuations in worldwide energy demand and oil and natural gas prices; fluctuations in macroeconomic and market conditions (including risks related to recession, inflation, supply chain constraints or disruptions, interest rates, and exchange rates); global trade trends, including evolving impacts from implementation of new tariffs and potential retaliatory measures; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indentures and other debt instruments; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; uncertainty around the use and impacts of artificial intelligence (AI) applications; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, including expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, the conflict between Russia and Ukraine, the ongoing conflict in the Middle East and the global response to these hostilities; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; interest rate and foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Quarterly Report on Form 10-Q (Form 10-Q) and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that will continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 2, 2026 (2025 Annual Report) and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

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

On February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $231.0 million as of June 30, 2026. The final debt amount will be determined upon completion of this transaction. We have received all required local regulatory approvals, including approval from the Brazilian Antitrust Authority, and have obtained all of the change-of-control waivers required under the Wilson Companies credit facilities. We will continue to complete documentation relating to the remaining closing matters, including amendments to the credit facilities, and now expect to close around September 1, 2026.

At June 30, 2026, we owned 204 vessels with an average age of 13.6 years available to serve the global offshore energy industry.

MD&A Objective and Principal Factors That Drive Our Results, Cash Flows and Liquidity

Our MD&A is designed to provide information about our financial condition and results of operations from management’s perspective.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. Our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on current and expected crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce crude oil and natural gas reserves. Our objective throughout MD&A is to discuss how these factors affected our historical results and where applicable, how we expect these factors to impact our future results and future liquidity.

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

On February 28, 2026, the United States (U.S.) and Israel initiated a military conflict with Iran that caused significant damage to Iranian infrastructure and resulted in the partial closure of the Strait of Hormuz (Strait) in the Middle East. The Strait is the transit route for approximately 20% of global crude oil and a significant percentage of LNG supplies. Iran responded to the attacks by targeting not only U.S. and Israeli assets in the region, but also a number of Middle Eastern countries including Saudi Arabia, Qatar, Dubai, Kuwait and Bahrain. The disruption of production from the Middle East resulted in the crude oil futures prices spiking to over $100 per barrel. A ceasefire was negotiated and efforts have been made to develop the structure of a lasting peace memorandum. However, the conflict has continued intermittently and expanded in the region. Additionally, effective May 1, 2026, the United Arab Emirates (UAE), a member of OPEC, officially ended its OPEC membership. Through this period oil price volatility has been more pronounced and transit through the Strait remains challenged.

The impact of the conflict in Iran has been borne primarily by our Middle East segment. The conflict has limited some customers' ability to operate at full capacity in the segment, creating some softness in market demand. However, while our activity has not been significantly interrupted to date as a result of the conflict, we have incurred increased insurance rates, higher crew wages and travel costs and higher fuel costs for vessels operating near the conflict. Specifically, beginning in March 2026, our Middle East segment experienced increased crew wages and travel costs of approximately $4.2 million, increased vessel insurance of approximately $0.8 million and increased fuel cost of approximately $1.0 million. Should the conflict continue, we anticipate similar increases in future costs. We cannot estimate the duration, nor can we predict all possible impacts of this conflict.

With the demand for oil and gas at an all-time high, we continue to have a positive outlook for a sustained upcycle in the offshore energy industry. Although the ongoing conflict in the Middle East has introduced near‑term uncertainty, we believe it underscores the strategic importance of energy security and the need for sustained upstream investment to support a reliable and affordable global energy supply. We expect offshore developments, given their scale, long reserve lives, and attractive economics, to play an important role and we believe these dynamics bode well for us, given our global operating footprint, high‑specification fleet, and disciplined strategy.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock or down for repair). Active utilization is calculated on all owned and bareboat chartered vessels except vessels held for sale and stacked vessels. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work and are included in the calculation of utilization rates. We had four stacked vessels at June 30, 2026 and eight stacked vessels at December 31, 2025.

Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Specifications of available equipment and the scope of service provided may also influence vessel day rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel operating cost per active day is calculated based on total available days less stacked days.

Total vessels in service include vessels not owned by us and under bareboat charter agreements. We had two such vessels to begin the year, but purchased both of the vessels in the first quarter of 2026 and they are now included in our owned vessel count.

Consolidated Results – Three Months Ended June 30, 2026 compared to March 31, 2026

(In Thousands except for statistics)	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change

Total revenue	$342,287	$326,222	$16,065	5%
Costs and expenses:
Vessel operating costs:
Crew costs	105,225	98,887	(6,338)	(6)%
Repair and maintenance	28,953	24,804	(4,149)	(17)%
Insurance	2,939	2,660	(279)	(10)%
Fuel, lube and supplies	21,046	16,454	(4,592)	(28)%
Other	22,583	23,382	799	3%
Total vessel operating costs	180,746	166,187	(14,559)	(9)%
Costs of other operating revenues	1,072	761	(311)	(41)%
General and administrative	34,845	33,559	(1,286)	(4)%
Depreciation and amortization	66,412	66,619	207	0%
Loss (gain) on asset dispositions, net	(3,316)	112	3,428	3,061%
Total costs and expenses	279,759	267,238	(12,521)	(5)%
Operating income	62,528	58,984	3,544	6%
Other income (expense):
Foreign exchange loss	(688)	(3,403)	2,715	(80)%
Interest income and other, net	730	2,189	(1,459)	(67)%
Interest and other debt costs, net	(16,426)	(16,891)	465	3%
Total other expense	(16,384)	(18,105)	1,721	10%
Income before income taxes	46,144	40,879	5,265	13%
Income tax expense	25,062	34,903	9,841	28%
Net income	21,082	5,976	15,106	253%
Net loss attributable to noncontrolling interests	(580)	(164)	(416)	(254)%
Net income attributable to Tidewater Inc.	$21,662	$6,140	$15,522	253%

Select operating statistics:
Utilization	79.2%	77.7%	1.5%
Active utilization	81.4%	80.6%	0.8%
Average vessel day rates	$22,938	$22,283	$655	2.9%
Vessel operating cost per active day	$9,886	$9,180	$(706)	(7.7)%
Average total vessels	206	207	(1)
Average stacked vessels	(6)	(7)	1
Average active vessels	200	200	—

Revenue:

●	Increase primarily due to higher utilization and higher average day rates.
●	Increase in day rates was primarily due to increases in demand in Europe/Mediterranean.

Vessel operating costs:

●

Increase primarily due to higher crew costs, higher repair and maintenance costs and higher fuel and lube costs. Crew costs increased in the Asia Pacific segment due to additional vessels working in Australia which is a high-cost operating area; and in the Middle East segment due to increased war premium bonuses and higher crew travel costs related to the Iran conflict. The increase in repair costs is primarily from higher repair days and several high-cost repairs. The increase in fuel costs was primarily from higher mobilization activity and higher fuel prices as a result of the Iran conflict.

General and administrative:

●	Increase primarily due to higher transaction expenses associated with the pending Wilson Companies acquisition.

Depreciation and amortization:

●	No significant variances.

Loss (gain) on asset dispositions, net:

●	During the second quarter of 2026, we sold two vessels and other assets for approximately $11.5 million in proceeds and recognized a net gain of $3.3 million on the dispositions. During the first quarter of 2026, we sold two vessels and other assets for approximately $3.3 million in proceeds and recognized a net loss of $0.1 million on the dispositions.

Interest income and other, net:

●	Decrease due to transaction costs associated with the conversion of Central African Franc to USD, partially offset by increased interest income from higher cash balances.

Interest expense:

●	No significant variances.

Foreign exchange losses:

●

Our foreign exchange losses in the second and first quarters of 2026 were primarily the result of the settlement and revaluation of various foreign currency balances due to the strengthening of the U.S. Dollar against the Central African Franc, West African Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. The decrease in income taxes for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, was primarily driven by the gain on sale of a vessel that was recognized during the three months ended March 31, 2026, which resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation.

Segment results for three months ended June 30, 2026 compared to March 31, 2026

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change

Total revenue	$53,969	$58,526	$(4,557)	(8)%
Costs and expenses:
Vessel operating costs:
Crew costs	17,972	19,729	1,757	9%
Repair and maintenance	5,706	5,228	(478)	(9)%
Insurance	429	462	33	7%
Fuel, lube and supplies	3,252	2,887	(365)	(13)%
Other	5,276	5,564	288	5%
Total vessel operating costs	32,635	33,870	1,235	4%
General and administrative	4,143	3,751	(392)	(10)%
Depreciation and amortization	9,806	11,338	1,532	14%
Vessel operating profit	$7,385	$9,567	$(2,182)	(23)%

Select operating statistics:
Utilization	68.0%	66.1%	1.9%
Active utilization	78.5%	77.0%	1.5%
Average vessel day rates	$29,056	$29,501	$(445)	(1.5)%
Vessel operating cost per active day	$13,678	$13,019	$(660)	(5.1)%
Average total vessels	30	33	(3)
Average stacked vessels	(4)	(4)	—
Average active vessels	26	29	(3)

Revenue:

●	Decrease primarily driven by lower average day rates and lower vessel count, partially offset by higher utilization.
●	Utilization increased due to lower idle days.

Vessel operating costs:

●	Decrease primarily due to fewer vessels in the segment.

General and administrative expense:

●	Increase primarily due to lower bad debt recoveries in the second quarter and higher professional fees.

Depreciation and amortization expense:

●	Decrease primarily due to fewer vessels in the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change

Total revenue	$47,948	$46,564	$1,384	3%
Costs and expenses:
Vessel operating costs:
Crew costs	17,630	15,867	(1,763)	(11)%
Repair and maintenance	3,136	2,957	(179)	(6)%
Insurance	283	254	(29)	(11)%
Fuel, lube and supplies	3,048	2,513	(535)	(21)%
Other	2,095	1,754	(341)	(19)%
Total vessel operating costs	26,192	23,345	(2,847)	(12)%
General and administrative	2,442	2,225	(217)	(10)%
Depreciation and amortization	6,207	5,524	(683)	(12)%
Vessel operating profit	$13,107	$15,470	$(2,363)	(15)%

Select operating statistics:
Utilization	74.9%	78.2%	(3.3)%
Active utilization	74.9%	78.2%	(3.3)%
Average vessel day rates	$37,013	$37,470	$(457)	(1.2)%
Vessel operating cost per active day	$15,148	$14,683	$(466)	(3.2)%
Average total vessels	19	18	1
Average stacked vessels	—	—	—
Average active vessels	19	18	1

Revenue:

●	Increase primarily driven by an additional vessel in the segment, partially offset by lower average day rates and lower utilization.
●	Utilization decreased due to higher repair days.

Vessel operating costs:

●	Increase primarily due to higher crew costs associated with increased vessel count and from a higher proportion of vessels operating in Australia which is a high-cost operating area.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to a higher vessel count.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change

Total revenue	$48,483	$45,569	$2,914	6%
Costs and expenses:
Vessel operating costs:
Crew costs	17,314	15,527	(1,787)	(12)%
Repair and maintenance	4,514	3,856	(658)	(17)%
Insurance	852	763	(89)	(12)%
Fuel, lube and supplies	3,548	2,684	(864)	(32)%
Other	4,044	4,075	31	1%
Total vessel operating costs	30,272	26,905	(3,367)	(13)%
General and administrative	2,316	2,277	(39)	(2)%
Depreciation and amortization	9,711	9,759	48	0%
Vessel operating profit	$6,184	$6,628	$(444)	(7)%

Select operating statistics:
Utilization	81.3%	78.7%	2.6%
Active utilization	81.3%	78.7%	2.6%
Average vessel day rates	$14,555	$14,295	$260	1.8%
Vessel operating cost per active day	$7,392	$6,643	$(749)	(11.3)%
Average total vessels	45	45	—
Average stacked vessels	—	—	—
Average active vessels	45	45	—

Revenue:

●	Increase primarily driven by higher utilization and higher average day rates.
●	Utilization increased as a result of lower drydock days as some drydocks have been rescheduled to later in the year.

Vessel operating costs:

●	Increase primarily due to higher crew costs from war risk bonuses and crew travel costs. Fuel costs increased from higher fuel prices.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	No significant variances.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change

Total revenue	$112,076	$86,945	$25,131	29%
Costs and expenses:
Vessel operating costs:
Crew costs	34,312	31,699	(2,613)	(8)%
Repair and maintenance	9,419	7,566	(1,853)	(24)%
Insurance	810	699	(111)	(16)%
Fuel, lube and supplies	5,229	4,651	(578)	(12)%
Other	5,981	5,766	(215)	(4)%
Total vessel operating costs	55,751	50,381	(5,370)	(11)%
General and administrative	3,401	3,762	361	10%
Depreciation and amortization	26,075	24,757	(1,318)	(5)%
Vessel operating profit	$26,849	$8,045	$18,804	234%

Select operating statistics:
Utilization	88.5%	80.0%	8.5%
Active utilization	88.5%	80.0%	8.5%
Average vessel day rates	$24,341	$21,954	$2,387	10.9%
Vessel operating cost per active day	$10,713	$10,182	$(531)	(5.2)%
Average total vessels	57	55	2
Average stacked vessels	—	—	—
Average active vessels	57	55	2

Revenue:

●	Increase primarily driven by higher utilization, higher average day rates and an increase in the vessel count as we had vessels transfer into the segment.
●

Active utilization increased due to higher days worked in the second quarter, due to lower drydock and idle days, compared to the first quarter which is seasonally the least active quarter in the North Sea.

Vessel operating costs:

●	Increase primarily due to higher crew costs as a result of increased vessel count and higher repair and maintenance largely from several high-cost repairs in the second quarter.

General and administrative expense:

●	Decrease primarily due to lower salaries and benefits and lower professional fees.

Depreciation and amortization expense:

●	Increase primarily due to higher depreciation from higher number of vessels during the second quarter of 2026.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change

Total revenue	$77,255	$85,814	$(8,559)	(10)%
Costs and expenses:
Vessel operating costs:
Crew costs	17,997	16,065	(1,932)	(12)%
Repair and maintenance	6,178	5,197	(981)	(19)%
Insurance	565	482	(83)	(17)%
Fuel, lube and supplies	5,969	3,719	(2,250)	(61)%
Other	5,187	6,223	1,036	17%
Total vessel operating costs	35,896	31,686	(4,210)	(13)%
General and administrative	3,254	2,971	(283)	(10)%
Depreciation and amortization	13,493	13,927	434	3%
Vessel operating profit	$24,612	$37,230	$(12,618)	(34)%

Select operating statistics:
Utilization	75.3%	81.5%	(6.2)%
Active utilization	77.5%	85.5%	(8.0)%
Average vessel day rates	$20,751	$20,732	$19	0.1%
Vessel operating cost per active day	$7,355	$6,427	$(928)	(14.4)%
Average total vessels	55	56	(1)
Average stacked vessels	(2)	(3)	1
Average active vessels	53	53	—

Revenue:

●	Decrease primarily driven by lower vessel count and lower utilization.
●	Decrease in utilization primarily due to higher idle days.

Vessel operating costs:

●	Increase primarily due to higher crew costs and higher fuel costs related to an increase in fuel consumption from higher idle days.

General and administrative expense:

●	Increase primarily due to higher salaries and benefits and higher professional fees.

Depreciation and amortization expense:

●	No significant variances.

Consolidated Results – Six months ended June 30, 2026 compared to June 30, 2025

(In Thousands except for statistics)	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Total revenue	$668,509	$674,875	$(6,366)	(1)%
Costs and expenses:
Vessel operating costs:
Crew costs	204,112	196,589	(7,523)	(4)%
Repair and maintenance	53,757	45,891	(7,866)	(17)%
Insurance	5,599	4,674	(925)	(20)%
Fuel, lube and supplies	37,500	29,485	(8,015)	(27)%
Other	45,965	55,694	9,729	17%
Total vessel operating costs	346,933	332,333	(14,600)	(4)%
Costs of other operating revenues	1,833	4,538	2,705	60%
General and administrative	68,404	60,307	(8,097)	(13)%
Depreciation and amortization	133,031	129,746	(3,285)	(3)%
Gain on asset dispositions, net	(3,204)	(8,018)	(4,814)	(60)%
Total costs and expenses	546,997	518,906	(28,091)	(5)%
Operating income	121,512	155,969	(34,457)	(22)%
Other income (expense):
Foreign exchange gain (loss)	(4,091)	19,272	(23,363)	(121)%
Interest income and other, net	2,919	4,260	(1,341)	(31)%
Interest and other debt costs, net	(33,317)	(32,786)	(531)	(2)%
Total other expense	(34,489)	(9,254)	(25,235)	(273)%
Income before income taxes	87,023	146,715	(59,692)	(41)%
Income tax expense	59,965	31,693	(28,272)	(89)%
Net income	27,058	115,022	(87,964)	(76)%
Net loss attributable to noncontrolling interests	(744)	(561)	(183)	(33)%
Net income attributable to Tidewater Inc.	$27,802	$115,583	$(87,781)	(76)%

Select operating statistics:
Utilization	78.5%	75.1%	3.4%
Active utilization	81.0%	77.4%	3.6%
Average vessel day rates	$22,614	$22,730	$(116)	(0.5)%
Vessel operating cost per active day	$9,535	$8,738	$(797)	(9.1)%
Average total vessels	206	215	(9)
Average stacked vessels	(6)	(7)	1
Average active vessels	200	208	(8)

Revenue:

●	Decrease primarily due to lower vessel count and slightly lower average day rates, partially offset by higher utilization.

Vessel operating costs:

●

Increase primarily due to higher repair and maintenance costs, higher crew costs and higher fuel costs. The increase in repair costs was primarily due to higher repair days and several high-cost repairs. The crew costs increase was primarily driven by war premium bonuses and crew travel costs in the Middle East related to the Iran conflict. The increase in fuel costs is primarily due to higher vessel mobilization days and increase in fuel prices. These increases were partially offset by lower other costs due to lower deductibles on insured claims and lower relief vessel costs in 2026 compared to 2025.

General and administrative:

●	Increase primarily due to higher transaction expenses associated with the pending Wilson Companies acquisition.

Depreciation and amortization:

●	Increase primarily due to higher depreciation and higher amortization of drydock costs.

Gain on asset dispositions, net:

●	During the first six months of 2026, we sold four vessels and other assets for approximately $14.9 million in proceeds and recognized a net gain of $3.2 million on the dispositions. During the first six months of 2025, we sold six vessels and other assets for approximately $11.1 million in proceeds and recognized a net gain of $8.0 million on the dispositions.

Interest income and other, net:

●	Decrease due to transaction costs associated with the conversion of Central African Franc to USD, partially offset by increased interest income from higher cash balances.

Interest expense:

●	No significant variances.

Foreign exchange gains (losses):

●

Our foreign exchange losses in 2026 and gains in 2025, were primarily the result of the settlement and revaluation of various foreign currency balances due to the strengthening or weakening of the U.S. Dollar against the Central African Franc, West African Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. The increase in income taxes for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by the tax benefit, totaling approximately $27.0 million, from the release of valuation allowance in the U.S. on net operating losses during the six months ended June 30, 2025. Additionally, during the six months ended June 30, 2026, we recognized a gain on sale of a vessel which resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation.

Segment results for six months ended June 30, 2026 compared to June 30, 2025

Americas Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Total revenue	$112,495	$123,610	$(11,115)	(9)%
Costs and expenses:
Vessel operating costs:
Crew costs	37,701	37,092	(609)	(2)%
Repair and maintenance	10,934	9,096	(1,838)	(20)%
Insurance	891	922	31	3%
Fuel, lube and supplies	6,139	4,832	(1,307)	(27)%
Other	10,840	16,094	5,254	33%
Total vessel operating costs	66,505	68,036	1,531	2%
General and administrative	7,894	7,327	(567)	(8)%
Depreciation and amortization	21,144	23,110	1,966	9%
Vessel operating profit	$16,952	$25,137	$(8,185)	(33)%

Select operating statistics:
Utilization	67.0%	70.2%	(3.2)%
Active utilization	77.7%	73.4%	4.3%
Average vessel day rates	$29,286	$29,169	$117	0.4%
Vessel operating cost per active day	$13,334	$11,769	$(1,565)	(13.3)%
Average total vessels	32	33	(1)
Average stacked vessels	(4)	(2)	(2)
Average active vessels	28	31	(3)

Revenue:

●	Decrease primarily driven by lower active vessel count, partially offset by higher active utilization and slightly higher average day rates.
●	Active utilization increased as idle days decreased.

Vessel operating costs:

●

Decrease primarily due to lower other costs as a result of a legal claim accrual in 2025. This decrease was partially offset by an increase in repair and maintenance costs largely from high-cost repairs and an increase in fuel costs due to higher fuel prices and an increase in fuel consumption from higher idle days.

General and administrative expense:

●	Increase primarily due to higher salaries and benefits.

Depreciation and amortization expense:

●	Decrease primarily due to fewer vessels in the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Total revenue	$94,512	$93,924	$588	1%
Costs and expenses:
Vessel operating costs:
Crew costs	33,497	38,849	5,352	14%
Repair and maintenance	6,093	5,635	(458)	(8)%
Insurance	537	500	(37)	(7)%
Fuel, lube and supplies	5,561	3,556	(2,005)	(56)%
Other	3,849	4,435	586	13%
Total vessel operating costs	49,537	52,975	3,438	6%
General and administrative	4,667	4,470	(197)	(4)%
Depreciation and amortization	11,731	11,021	(710)	(6)%
Vessel operating profit	$28,577	$25,458	$3,119	12%

Select operating statistics:
Utilization	76.5%	70.5%	6.0%
Active utilization	76.5%	70.5%	6.0%
Average vessel day rates	$37,237	$36,953	$284	0.8%
Vessel operating cost per active day	$14,925	$14,728	$(198)	(1.3)%
Average total vessels	18	20	(2)
Average stacked vessels	—	—	—
Average active vessels	18	20	(2)

Revenue:

●	Increase primarily driven by higher utilization and slightly higher average day rates, partially offset by a lower number of vessels.
●	Utilization increased due to lower drydock and repair days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs associated with vessels leaving Australia which is a high operating cost area. This decrease was partially offset by higher fuel costs associated with higher fuel prices and an increase in fuel consumption from higher mobilization days.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher drydock amortization.

Middle East Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Total revenue	$94,052	$83,517	$10,535	13%
Costs and expenses:
Vessel operating costs:
Crew costs	32,841	26,582	(6,259)	(24)%
Repair and maintenance	8,370	8,361	(9)	(0)%
Insurance	1,615	872	(743)	(85)%
Fuel, lube and supplies	6,232	5,289	(943)	(18)%
Other	8,119	9,249	1,130	12%
Total vessel operating costs	57,177	50,353	(6,824)	(14)%
General and administrative	4,593	5,784	1,191	21%
Depreciation and amortization	19,470	14,923	(4,547)	(30)%
Vessel operating profit	$12,812	$12,457	$355	3%

Select operating statistics:
Utilization	80.0%	83.7%	(3.7)%
Active utilization	80.0%	83.7%	(3.7)%
Average vessel day rates	$14,428	$12,825	$1,603	12.5%
Vessel operating cost per active day	$7,020	$6,470	$(550)	(8.5)%
Average total vessels	45	43	2
Average stacked vessels	—	—	—
Average active vessels	45	43	2

Revenue:

●	Increase primarily driven by higher average day rates and higher vessel count, partially offset by lower utilization.
●	Utilization decreased primarily due to higher idle days.

Vessel operating costs:

●

Increase primarily due to higher crew costs from war risk bonuses and crew travel costs directly related to the Iran conflict. This increase was offset by lower other costs primarily due to lower training costs and lower mobilization costs.

General and administrative expense:

●	Decrease primarily due to lower personnel costs in 2026.

Depreciation and amortization expense:

●	Increase primarily due to higher number of vessels.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Total revenue	$199,021	$177,485	$21,536	12%
Costs and expenses:
Vessel operating costs:
Crew costs	66,011	56,453	(9,558)	(17)%
Repair and maintenance	16,985	12,447	(4,538)	(36)%
Insurance	1,509	1,265	(244)	(19)%
Fuel, lube and supplies	9,880	5,300	(4,580)	(86)%
Other	11,747	10,925	(822)	(8)%
Total vessel operating costs	106,132	86,390	(19,742)	(23)%
General and administrative	7,163	7,048	(115)	(2)%
Depreciation and amortization	50,832	47,442	(3,390)	(7)%
Vessel operating profit	$34,894	$36,605	$(1,711)	(5)%

Select operating statistics:
Utilization	84.4%	89.1%	(4.7)%
Active utilization	84.4%	89.1%	(4.7)%
Average vessel day rates	$23,237	$21,917	$1,320	6.0%
Vessel operating cost per active day	$10,454	$9,532	$(922)	(9.7)%
Average total vessels	56	50	6
Average stacked vessels	—	—	—
Average active vessels	56	50	6

Revenue:

●	Increase primarily driven by higher day rates and an increase in the vessel count as we had vessels transfer into the segment. This was partially offset by a decrease in utilization.
●	Active utilization decreased due to higher drydock and idle days.

Vessel operating costs:

●

Increase primarily due to higher crew costs as a result of increased vessel count, primarily in the Mediterranean, and higher fuel costs largely related to higher fuel prices and an increase in fuel consumption from higher mobilization days. The increase in repair and maintenance costs was primarily due to vessels transferring into the segment and high-cost repairs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher depreciation and amortization of drydock costs from higher number of vessels.

West Africa Segment Operations.

(In Thousands except for statistics)	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change

Total revenue	$163,069	$189,021	$(25,952)	(14)%
Costs and expenses:
Vessel operating costs:
Crew costs	34,062	37,613	3,551	9%
Repair and maintenance	11,375	10,352	(1,023)	(10)%
Insurance	1,047	1,115	68	6%
Fuel, lube and supplies	9,688	10,508	820	8%
Other	11,410	14,991	3,581	24%
Total vessel operating costs	67,582	74,579	6,997	9%
General and administrative	6,225	5,434	(791)	(15)%
Depreciation and amortization	27,420	31,378	3,958	13%
Vessel operating profit	$61,842	$77,630	$(15,788)	(20)%

Select operating statistics:
Utilization	78.4%	63.2%	15.2%
Active utilization	81.5%	68.3%	13.2%
Average vessel day rates	$20,741	$23,699	$(2,958)	(12.5)%
Vessel operating cost per active day	$6,890	$6,292	$(597)	(9.5)%
Average total vessels	55	69	(14)
Average stacked vessels	(2)	(5)	3
Average active vessels	53	64	(11)

Revenue:

●	Decrease primarily driven by lower vessel count and lower day rates, partially offset by much higher utilization.
●	Increase in utilization primarily due to lower idle and drydock days.

Vessel operating costs:

●

Decrease primarily due to lower crew costs as a result of lower number of vessels in the segment and lower other costs as a result of lower relief vessel costs in 2026 compared to 2025. These decreases were partially offset by higher repair and maintenance costs.

General and administrative expense:

●	Increase primarily due to higher professional fees, salaries and benefits and travel costs.

Depreciation and amortization expense:

●	Decrease due to lower amortization of drydock costs largely related to lower vessel count.

Liquidity, Capital Resources and Other Matters

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. As of June 30, 2026, we had $616.1 million in cash and cash equivalents, and a borrowing capacity under our Revolving Credit Facility of $250.0 million for which any future borrowings would be due April 2030. As of the date of this filing, no amounts have been drawn under the Revolving Credit Facility. As of June 30, 2026, we had $650.0 million in 9.125% Senior Notes that mature in July 2030 (2030 Notes). Please refer to Note (8) - “Debt” to the accompanying Condensed Consolidated Financial Statements for further details on our indebtedness. Working capital, which includes cash on hand, was $697.3 million at June 30, 2026, and included $5.7 million of current maturities on long term debt.

On February 22, 2026, we entered into a definitive agreement to acquire all outstanding shares of Wilson Sons Ultratug Participações S.A and its affiliate Atlantic Offshore Services S.A. (collectively, the Wilson Companies) from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The Wilson Companies own 22 platform supply vessels operating in Brazil. We will pay the Wilson Sellers an aggregate cash purchase price of $500.0 million on a debt free, cash free basis, subject to adjustments, including a reduction for the assumption of the Wilson Companies’ debt which was approximately $231.0 million as of June 30, 2026. The final debt amount will be determined upon completion of this transaction. We have received all required local regulatory approvals, including approval from the Brazilian Antitrust Authority, and have obtained all of the change-of-control waivers required under the Wilson Companies credit facilities. We will continue to complete documentation relating to the remaining closing matters, including amendments to the credit facilities, and now expect to close around September 1, 2026.

We believe cash and cash equivalents and net cash provided by operating activities, supplemented with our revolving credit capacity, provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements, including the cash required to close the acquisition of the Wilson Companies. We do not expect any significant liquidity issues to arise from the Iran conflict, but we will continue to monitor this situation.

Our cash and cash equivalents include restricted cash and other amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. As of June 30, 2026, approximately 15% of our cash balance held in foreign subsidiaries is awaiting U.S. dollar conversion.

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

A key component of our growth strategy is expanding our business and fleet through acquisitions, joint ventures and other strategic transactions. We would expect to finance any strategic transactions through cash on hand, the sale of our securities or through debt financing.

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

During the six months ended June 30, 2026, we generated $27.1 million in net income and $86.2 million in cash flow from operating activities, which is net of our interest payments and drydock costs.

Share Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. No shares were repurchased during the three and six months ended June 30, 2026. During the three months ended June 30, 2025, we repurchased and retired 1,379,723 shares for approximately $50.8 million excluding commissions and a 1% excise tax. During the six months ended June 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. Please refer to Item 5 of our 2025 Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock.

Dividends

No dividends were declared for the six months ended June 30, 2026 and 2025. See also Note (5) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $86.2 million and $154.1 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2026 reflects net income of $27.1 million, which includes non-cash depreciation and amortization of $133.0 million and net gains on asset dispositions of $3.2 million. Combined changes in operating assets and liabilities used $41.5 million in cash, and cash paid for deferred drydock and survey costs was $59.7 million.

Net cash provided by operating activities for the six months ended June 30, 2025 reflects net income of $115.0 million, which includes non-cash depreciation and amortization of $129.7 million and net gains on asset dispositions of $8.0 million. Combined changes in operating assets and liabilities provided $10.1 million in cash, and cash paid for deferred drydock and survey costs was $67.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $15.0 million and $3.7 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2026 reflects receipt of $14.9 million primarily related to the sale of four vessels. Additions to properties and equipment were comprised of approximately $26.8 million in capitalized upgrades to existing vessels and equipment and $3.0 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 and 2025 was $34.5 million and $124.4 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2026 included payments of long-term debt of $2.9 million, debt issuance costs of $0.1 million, finance lease payments of $24.9 million related to the acquisition of two vessels previously under bareboat charters and $6.5 million in shares acquired to pay employee taxes on share-based awards.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.       RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information presented in this quarterly report, you should carefully read and consider “Item 1A - Risk Factors” in Part I and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2025 Annual Report, and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2026, which contain descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved an additional $500.0 million share repurchase program. Share repurchases may take place from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. We have not made any purchases of common stock under the August 1, 2025 authorization.

Common stock repurchase activity for the three months ended June 30, 2026 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$500,297
May 1, 2026 - May 31, 2026	—	—	—	500,297
June 1, 2026 - June 30, 2026	—	—	—	500,297
Total	—	$—	—

ITEM 5.       OTHER INFORMATION

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

ITEM 6.       EXHIBITS

Exhibit Number	Description
10.1	First Amendment to the Tidewater Inc. Amended and Restated 2021 Stock Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2026, File No. 1-6311).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: August 3, 2026	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)