Form 10-Q
period 2026-09-30
TIDEWATER INC
filed 2026-11-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

49,664,476 shares of Tidewater Inc. common stock $0.001 par value per share were outstanding on October 31, 2026.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, except share and par value data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$390,844	$578,761
Trade and other receivables, net of allowance for credit losses of $1,037 and $3,034 at September 30, 2026 and December 31, 2025, respectively	328,738	285,372
Marine operating supplies	51,050	38,482
Prepaid expenses and other current assets	17,627	11,520
Total current assets	788,259	914,135
Net properties and equipment	1,513,820	1,072,020
Deferred drydocking and survey costs	143,393	139,736
Indemnification assets	9,153	9,455
Deferred tax assets	179,013	200,939
Other assets	39,410	50,626
Total assets	$2,673,048	$2,386,911

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,238	$66,347
Accrued expenses	155,362	153,169
Current portion of long-term debt	58,694	5,845
Other current liabilities	78,610	89,876
Total current liabilities	352,904	315,237
Long-term debt	803,566	649,048
Other liabilities	115,537	61,372

Commitments and contingencies

Equity:
Common stock of $0.001 par value, 125,000,000 shares authorized, 49,664,360 and 49,566,334 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	50	50
Additional paid-in capital	1,667,136	1,663,247
Accumulated deficit	(267,786)	(305,157)
Accumulated other comprehensive income	6,802	7,248
Total stockholders’ equity	1,406,202	1,365,388
Noncontrolling interests	(5,161)	(4,134)
Total equity	1,401,041	1,361,254
Total liabilities and equity	$2,673,048	$2,386,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Vessel revenues	$357,547	$338,491	$1,020,696	$1,006,048
Other operating revenues	2,869	2,622	8,229	9,940
Total revenue	360,416	341,113	1,028,925	1,015,988
Costs and expenses:
Vessel operating costs	190,241	176,130	537,174	508,463
Costs of other operating revenues	1,350	1,252	3,183	5,790
General and administrative	43,777	35,256	112,181	95,563
Depreciation and amortization	74,707	66,404	207,738	196,150
(Gain) loss on asset dispositions, net	8	(580)	(3,196)	(8,598)
Total costs and expenses	310,083	278,462	857,080	797,368
Operating income	50,333	62,651	171,845	218,620
Other income (expense):
Foreign exchange gain (loss)	(3,674)	1,277	(7,765)	20,549
Interest income and other, net	4,842	455	7,761	4,715
Loss on early extinguishment of debt	—	(27,101)	—	(27,101)
Interest and other debt costs, net	(16,075)	(16,589)	(49,392)	(49,375)
Total other expense	(14,907)	(41,958)	(49,396)	(51,212)
Income before income taxes	35,426	20,693	122,449	167,408
Income tax expense	18,195	21,711	78,160	53,404
Net income (loss)	17,231	(1,018)	44,289	114,004
Net loss attributable to noncontrolling interests	(283)	(212)	(1,027)	(773)
Net income (loss) attributable to Tidewater Inc.	$17,514	$(806)	$45,316	$114,777
Basic income (loss) per common share	$0.35	$(0.02)	$0.91	$2.29
Diluted income (loss) per common share	$0.35	$(0.02)	$0.91	$2.27
Weighted average common shares outstanding	49,751	49,498	49,693	50,217
Dilutive effect of warrants and restricted stock units	348	—	379	364
Adjusted weighted average common shares	50,099	49,498	50,072	50,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$17,231	$(1,018)	$44,289	$114,004
Other comprehensive income (loss):
Change in liability of pension plans	(147)	621	(446)	1,834
Total comprehensive income	$17,084	$(397)	$43,843	$115,838

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$44,289	$114,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,620	113,257
Amortization of deferred drydocking and survey costs	84,118	82,893
Amortization of debt premium and discounts	2,279	3,931
Amortization of below market contracts	—	(981)
Unrealized foreign exchange (gain) loss	3,850	(21,076)
Deferred income taxes provision (benefit)	19,788	(11,569)
Gain on asset dispositions, net	(3,196)	(8,598)
Loss on early extinguishment of debt	—	27,101
Stock-based compensation expense	10,457	11,029
Changes in assets and liabilities:
Trade and other receivables	(242)	(8,791)
Accounts payable	(11,155)	(28,806)
Accrued expenses	(18,511)	195
Deferred drydocking and survey costs	(87,898)	(84,722)
Other, net	(5,956)	38,281
Net cash provided by operating activities	161,443	226,148
Cash flows from investing activities:
Proceeds from asset dispositions	14,856	12,288
Proceeds from sale of notes	—	660
Acquisitions, net of cash acquired	(272,975)	—
Additions to properties and equipment	(39,188)	(20,614)
Net cash used in investing activities	(297,307)	(7,666)
Cash flows from financing activities:
Issuance of long-term debt	—	650,000
Principal payments on long-term debt	(8,521)	(640,128)
Purchase of common stock	(7,945)	(90,089)
Payments on finance leases	(24,903)	(5,537)
Debt extinguishment premium	—	(19,589)
Debt issuance costs	(109)	(18,985)
Share based awards reacquired to pay taxes	(6,568)	(8,039)
Net cash used in financing activities	(48,046)	(132,367)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,704)	15,960
Net change in cash, cash equivalents and restricted cash	(186,614)	102,075
Cash, cash equivalents and restricted cash at beginning of period	581,568	329,031
Cash, cash equivalents and restricted cash at end of period	$394,954	$431,106

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$62,908	$47,234
Income taxes	$53,087	$41,944
Supplemental disclosure of noncash investing activities:
Purchase of vessels	$—	$10,727
Recognition of finance leases	$—	$23,396
Supplemental disclosure of noncash financing activities:
Debt incurred for purchase of vessels	$—	$11,479
Assumption of debt on Wilson acquisition	$214,853	$—

Cash, cash equivalents and restricted cash at September 30, 2026 includes $4.1 million in long-term restricted cash, which is included in other assets in our Condensed Consolidated Balance Sheet.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In Thousands)

	Three Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at June 30, 2026	$50	$1,663,520	$(277,355)	$6,949	$(4,878)	$1,388,286
Total comprehensive income (loss)	—	—	17,514	(147)	(283)	17,084
Repurchase and retirement of common stock	—	—	(7,945)	—	—	(7,945)
Amortization of share-based awards	—	3,616	—	—	—	3,616
Balance at September 30, 2026	$50	$1,667,136	$(267,786)	$6,802	$(5,161)	$1,401,041

Balance at June 30, 2025	$50	$1,656,626	$(524,235)	$7,273	$(3,487)	$1,136,227
Total comprehensive income (loss)	—	—	(806)	621	(212)	(397)
Amortization of share-based awards	—	3,194	—	—	—	3,194
Balance at September 30, 2025	$50	$1,659,820	$(525,041)	$7,894	$(3,699)	$1,139,024

	Nine Months Ended
				Accumulated
		Additional		other	Non
	Common	paid-in	Accumulated	comprehensive	controlling
	stock	capital	deficit	income (loss)	interest	Total
Balance at December 31, 2025	$50	$1,663,247	$(305,157)	$7,248	$(4,134)	$1,361,254
Total comprehensive income (loss)	—	—	45,316	(446)	(1,027)	43,843
Repurchase and retirement of common stock	—	—	(7,945)	—	—	(7,945)
Amortization of share-based awards	—	3,889	—	—	—	3,889
Balance at September 30, 2026	$50	$1,667,136	$(267,786)	$6,802	$(5,161)	$1,401,041

Balance at December 31, 2024	$52	$1,656,830	$(548,831)	$6,060	$(2,926)	$1,111,185
Total comprehensive income (loss)	—	—	114,777	1,834	(773)	115,838
Repurchase and retirement of common stock	(2)	—	(90,987)	—	—	(90,989)
Amortization of share-based awards	—	2,990	—	—	—	2,990
Balance at September 30, 2025	$50	$1,659,820	$(525,041)	$7,894	$(3,699)	$1,139,024

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to make various changes to the codification that either clarify or correct errors or make minor improvements to generally accepted accounting principles that are not expected to have a significant effect on current accounting practice. This guidance is effective for annual and interim periods beginning after December 15, 2026. We are currently evaluating the effect of the standard on our consolidated financial statements but do not believe it will have any impact on our consolidated financial statements and related disclosures.

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

(3)	ACQUISITION

On August 31, 2026 (Closing Date), we completed the acquisition (Wilson Acquisition) of all outstanding capital stock of Wilson, Sons Ultratug Participações S.A. (now known as Tidewater Offshore do Brasil S.A., WSUT) and Atlantic Offshore Services S.A. (together with WSUT, the Wilson Companies). We believe this acquisition significantly expands our presence in Brazil’s robust offshore market and strengthens our competitive position by adding Brazilian-built tonnage to our fleet. The Wilson Companies were managed under the common control of their previous owners and are presented here on an aggregate basis. As a result of the Wilson Acquisition, we acquired assets and assumed liabilities owned by the Wilson Companies and their wholly owned subsidiaries, which include a fleet of 22 platform supply vessels (Wilson Vessels). At the Closing Date, we paid an aggregate cash purchase price of $283.1 million, which was the original base purchase consideration of $500.0 million adjusted for the Wilson Companies' debt (net of cash), working capital and other adjustments as set forth in the Amended and Restated Sale and Purchase Agreement (SPA). The purchase price is subject to customary post-closing adjustments.

(In Thousands)

Purchase consideration:
Base purchase consideration	$500,000
Working capital and other adjustments at Closing Date	7,996
Initial net debt	(224,884)
Cash paid at Closing Date	283,112
Post Closing Date estimated working capital and other adjustments	2,456
Estimated closing purchase price	285,567

Initial net debt:
Debt assumed at Closing Date	229,047
Accrued interest at Closing Date	607
229,654
Cash value and other adjustments	(4,770)
224,884

Assets acquired and liabilities assumed in the Wilson Acquisition were recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The fair value estimates below are subject to adjustment during the post-closing measurement period, primarily consisting of the final valuation for various working capital items, tax and other liabilities existing on the Closing Date. The estimated fair values of certain assets and liabilities including long-lived assets and contingencies require judgment and assumptions. Adjustments may be made to these estimates during the post-closing measurement period, and those adjustments could be material.

Property and equipment acquired in the business combination consisted primarily of offshore support vessels. We recorded property and equipment acquired at estimated fair value of approximately $513.4 million. The fair values of the offshore support vessels were estimated by applying both an income approach, using projected discounted cash flows, and a market approach. We estimate that the remaining useful lives for the vessels acquired fall in the range of one to 10 years, based on an original estimated useful life of 20 years. No goodwill was recognized in connection with this business combination.

Debt assumed in the business combination consisted primarily of construction and conversion loans. We recorded the debt assumed at estimated fair value of approximately $214.8 million after a net discount provision of approximately $14.2 million.

Business combination related costs for the Wilson Acquisition were expensed as incurred in general and administrative expense and consist of various advisory, legal, accounting, valuation and other professional fees totaling $10.2 million and $14.4 million for the three and nine months ended September 30, 2026, respectively.

The provisional amounts for assets acquired and liabilities assumed are based on estimates of their fair values as of the Closing Date and were as follows:

(In Thousands)

Assets
Cash	$11,024
Trade and other receivables	43,124
Marine operating supplies	19,557
Prepaid expenses and other current assets	2,299
Net properties and equipment	513,361
Other assets	3,006
Total assets	592,371

Liabilities
Accounts payable	5,046
Accrued expenses	20,704
Current portion of long-term debt	54,289
Other current liabilities	5,167
Long-term debt	160,564
Other liabilities, including deferred tax liabilities of $59.5 million	61,034
Total liabilities	306,804

Net assets acquired	$285,567
Less:
Cash	(11,024)
Restricted cash, included in other assets	(1,568)
Net assets acquired (net of cash)	$272,975

Revenue and net loss for the Wilson Companies since the Closing Date were $17.1 million and $1.6 million, respectively, for both the three and nine months ended  September 30, 2026.

The unaudited supplemental pro forma results present consolidated information as if the business combination were completed on January 1, 2025. The pro forma results include, among others, (i) an increase in depreciation expense for adjustments to property and equipment and (ii) the amortization of the discount on the debt measured at fair value. The pro forma results do not include any potential synergies or non-recurring charges that may result directly from the business combination.

(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$398,108	$400,235	$1,169,676	$1,204,520

Net income	$20,548	$31,638	$55,372	$231,322

(4)	ALLOWANCE FOR CREDIT LOSSES

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

Activity in the allowance for credit losses for the nine months ended September 30, 2026 and 2025 is as follows:

(In Thousands)	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at December 31, 2025 and 2024	$3,034	$3,184
Current period credit for expected credit losses	(103)	(153)
Write offs	(1,894)	—
Balance at September 30, 2026 and 2025	$1,037	$3,031

(5)	REVENUE RECOGNITION

See Note (14) - “Segment and Geographic Distribution of Operations” for revenue by segment and in total for the worldwide fleet.

Contract Balances

At September 30, 2026, we had $0.5 million of deferred mobilization costs included within Prepaid expenses and other current assets and $0.7 million of deferred mobilization costs included in Other assets. At December 31, 2025, we had $0.8 million of deferred mobilization costs included with Prepaid expenses and other current assets and $1.1 million of deferred mobilization costs included in Other assets.

At September 30, 2026, we had $1.4 million of deferred mobilization revenue included within Accrued expenses and $0.8 million of deferred mobilization revenue included in Other liabilities that will be recognized from 2026 through 2028. At December 31, 2025, we had $4.8 million of deferred mobilization revenue included within Accrued expenses and $3.6 million of deferred mobilization revenue included in Other liabilities.

During the nine months ended September 30, 2026 and 2025, the amount of revenue recognized that was included in deferred mobilization revenue at the beginning of the period was $6.9 million and $8.6 million, respectively.

(6)	STOCKHOLDERS’ EQUITY AND DILUTIVE EQUITY INSTRUMENTS

Earnings per share

For the nine months ended September 30, 2026 and 2025, we reported net income from operations. Our diluted earnings per share for these periods is based on our weighted average common shares outstanding and is computed using the treasury stock method for our outstanding “in-the-money” warrants and restricted stock grants (both time and performance based) awarded as part of our share-based compensation and incentive plans.

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (OCI) by component, net of tax:

(In Thousands)	Three Months Ended
	September 30, 2026	September 30, 2025
Balance at June 30, 2026 and 2025	$6,949	$7,273
Pension benefits recognized in OCI	(147)	621
Balance at September 30, 2026 and 2025	$6,802	$7,894

(In Thousands)	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at December 31, 2025 and 2024	$7,248	$6,060
Pension benefits recognized in OCI	(446)	1,834
Balance at September 30, 2026 and 2025	$6,802	$7,894

Dilutive Equity Instruments

The following table presents the outstanding number of common shares, “in-the-money” warrants and restricted stock units:

Total shares outstanding including warrants and restricted stock units	September 30, 2026	September 30, 2025
Common shares outstanding	49,664,360	49,562,017
New creditor warrants (strike price $0.001 per common share)	21,400	21,400
GulfMark creditor warrants (strike price $0.01 per common share)	48,865	53,555
Restricted stock units	550,875	600,759
Total	50,285,500	50,237,731

No warrants, restricted stock awards or restricted stock units, whether in the money or out of the money, are included in our earnings per share calculations if the effect of such inclusion is antidilutive.

Common Stock Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. During the three and nine months ended September 30, 2026, we repurchased and retired 95,018 shares for approximately $7.9 million, excluding commissions and a 1% excise tax. No shares were repurchased during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax.

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

For the nine months ended September 30, 2026, income tax expense differs from the tax effect of the U.S. rate due to tax liabilities in various jurisdictions based on either revenue (deemed profit regimes) or pre-tax profits, international activity that generated income subject to U.S. tax, and the impact of Pillar Two.

During the nine months ended September 30, 2026, a gain on sale of a vessel was recognized in connection with an internal restructuring to reposition the vessel for strategic opportunities. This transaction resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation. Due to the internal nature of this transaction, this gain is not reflected in the consolidated financial statements leading to a higher effective tax rate. The total expense accrual related to Pillar Two is approximately $13.6 million. We also generated U.S. tax expense of $22.6 million, primarily related to Net CFC Tested Income (NCTI) and Subpart F income.

During the nine months ended September 30, 2025, after assessing relevant positive and negative evidence, we released our valuation allowance against our entire U.S. net operating loss (NOL) balance totaling approximately $27.0 million.

The tax liabilities for uncertain tax positions are primarily attributable to permanent establishment considerations related to foreign jurisdictions, subpart F income inclusions and withholding taxes on foreign services. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

As of December 31, 2025, our balance sheet reflected approximately $528.4 million of net deferred tax assets prior to a valuation allowance of $332.0 million. As of September 30, 2026, we had net deferred tax assets of approximately $465.2 million prior to a valuation allowance of $348.1 million. The net deferred tax assets amount as of September 30, 2026, include $58.4 million of deferred tax liabilities from the Wilson Acquisition, consisting of a deferred tax asset of $1.7 million offset by a valuation allowance of $1.7 million and $58.4 million of deferred tax liabilities.

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

U.S. Defined Benefit Pension Plan

We sponsor a defined benefit pension plan (pension plan) that was frozen in 2010 covering certain U.S. employees. Actuarial valuations are performed annually. We contributed $0.3 million and $0.9 million to the pension plan during the nine months ended September 30, 2026 and 2025, respectively, and expect to contribute an additional $0.1 million to the pension plan during the remainder of 2026.

Supplemental Executive Retirement Plan

We support a non-contributory and non-qualified defined benefit supplemental executive retirement plan (supplemental plan) that was closed to new participants in 2010. We contributed $0.9 million and $0.9 million to the supplemental plan for the nine months ended September 30, 2026 and 2025, respectively, and expect to contribute $0.3 million during the remainder of 2026. Our estimated obligations under the supplemental plan were $14.1 million and $14.0 million at September 30, 2026 and  December 31, 2025, respectively, and are included in “accrued expenses” and “other liabilities” in the Condensed Consolidated Balance Sheets.

Net Periodic Benefit Costs

The net periodic benefit cost for our pension plans and supplemental plan (collectively, Pension Benefits) is comprised of the following components:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pension Benefits:
Interest cost	$584	$618	$1,751	$1,855
Expected return on plan assets	(447)	(458)	(1,343)	(1,373)
Amortization of net actuarial gains	(33)	(55)	(101)	(165)
Net periodic pension cost	$104	$105	$307	$317

The components of the net periodic pension cost are included in the caption “Interest income and other, net.”

(9)	DEBT

The following is a summary of all debt outstanding:

(In Thousands)
	September 30, 2026	December 31, 2025

9.125% Senior Notes due July 2030 (A)	$650,000	$650,000
BNDES Vessel Construction Loans (B)	167,691	—
BNDES Vessel Conversion and Drydock Loans (C)	34,828	—
Banco do Brasil Vessel Construction Loan (D)	21,987	—
Vessel Facility Agreements	15,484	20,078
	$889,990	$670,078
Debt discount and issuance costs	(27,730)	(15,185)
Less: Current portion of long-term debt	(58,694)	(5,845)
Total long-term debt	$803,566	$649,048

(A)	As of September 30, 2026, the fair value (Level 1) of the 9.125% Senior Notes due July 2030 was $683.8 million. The fair value is obtained from public transaction activity.
(B)	As of September 30, 2026, the aggregate fair value (Level 3) of the BNDES Vessel Construction Loans was $149.4 million. The aggregate fair value is obtained by calculating the future cash flows related to the loans comprising the aggregate BNDES Vessel Construction Loans and discounting the loans at our internal borrowing rate.
(C)	As of September 30, 2026, the aggregate fair value (Level 3) of the BNDES Vessel Conversion and Drydock Loans was $33.4 million. The aggregate fair value is obtained by calculating the future cash flows related to the loans comprising the aggregate BNDES Vessel Conversion and Drydock Loans and discounting the loans at our internal borrowing rate.
(D)	As of September 30, 2026, the aggregate fair value (Level 3) of the Banco do Brasil Vessel Construction Loan was $20.5 million. The aggregate fair value is obtained by calculating the future cash flows related to the loans comprising the aggregate Banco do Brasil Vessel Construction Loan and discounting the loan at our internal borrowing rate.

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

BNDES Vessel Construction Loans

As of August 31, 2026 (Closing Date), the Wilson Companies had outstanding borrowings under certain Credit Facility Agreements with Banco Nacional de Desenvolvimento Econômico e Social (BNDES) (collectively, the BNDES Vessel Construction Loan Agreements and the borrowings thereunder, the BNDES Vessel Construction Loans). The BNDES Vessel Construction Loan Agreements were entered into between 2007 and 2012 and subsequently amended. The agreements are among BNDES, as lender, Wilson Sons Offshore S.A. (WSO), a wholly owned subsidiary of WSUT (now known as Tidewater do Brasil S.A.), as borrower, and certain previous owners of the Wilson Companies (or their affiliates), as guarantors. The loans were used to finance the construction of vessels and remained outstanding following completion of construction. Each BNDES Vessel Construction Loan Agreement, as amended on October 1, 2026, provides for a secured loan facility with interest rates ranging from 3.21% to 3.77% per annum (2.64% to 3.43% per annum at the Closing Date) and a maturity date ranging from December 2026 to December 2035. The principal currently amortizes in aggregate monthly installments and interest is payable monthly. As of September 30, 2026, the BNDES Vessel Construction Loans had an aggregate outstanding principal amount, excluding discount, of approximately $167.7 million.

The obligations under the BNDES Vessel Construction Loan Agreements are secured by eleven vessels which must maintain an aggregate appraised value equal to at least 130% of the outstanding loan balance (collateral coverage ratio). Immediately prior to the October 1, 2026 amendments, the required minimum collateral coverage ratio was either 110% or 130% depending on the applicable BNDES Vessel Construction Loan Agreement.

On September 21, 2026, Tidewater Inc. entered into a Guarantee Agreement with BNDES, pursuant to which Tidewater Inc. guaranteed the full and timely payment of all of the borrower’s obligations under the BNDES Vessel Construction Loans. Effective October 1, 2026, upon satisfaction of the applicable conditions, the BNDES Vessel Construction Loan Agreements were amended to replace the existing guarantors with Tidewater Inc. and release the former guarantors from their obligations.

The BNDES Vessel Construction Loan Agreements contain customary covenants, including requirements to comply with the “Provisions Applicable to BNDES Contracts”. These covenants generally require WSO (subject to variations among the individual loan agreements), to: (i) use the loan proceeds within a specified period; (ii) grant BNDES certain rights under the insurance policies covering the collateral vessels; (iii) comply with laws applicable to persons with disabilities; (iv) offer a reemployment training program in the event of workforce reductions; (v) adopt environmental protection, occupational safety, and occupational health measures; (vi) comply with environmental laws; (vii) demonstrate a domestic content percentage of at least 60% and engage an auditor to verify local content; and (viii) notify BNDES if any person holding a paid position with WSO or any of its owners, controlling shareholders or directors is elected or sworn in as a member of the National Congress of Brazil.

Effective October 1, 2026, under the amended BNDES Vessel Construction Loan Agreements and subject to variations among the individual loan agreements, BNDES may declare all of the outstanding loan balance under a BNDES Vessel Construction Loan immediately due and payable upon the occurrence of certain events, including: (i) any of the circumstances specified in Articles 39 and 40 of the “Provisions Applicable to BNDES Contracts”; (ii) the borrower’s or its controlling entities’ organizational documents include a provision that restricts the borrower’s growth, access to new markets, or ability to pay its financial obligations under the applicable loan; (iii) a final and non-appealable judgment holding the borrower liable for certain labor or environmental violations; (iv) the borrower being included in the Registry of Employers that have violated certain labor regulations; (v) the borrower violating any anti-bribery, anti-terrorism, anti-money laundering, or certain other laws; (vi) the borrower petitioning for or declaring bankruptcy or liquidation; (vii) any person holding a paid position at the borrower or any of its owners, controlling shareholders or directors is elected or sworn in as a member of the National Congress of Brazil; (viii) the borrower failing to offer a reemployment training program in the event of workforce reductions; (ix) the borrower undergoing a change in control without the lender’s consent; or (x) the borrower using the loan proceeds for unauthorized purposes.

BNDES Vessel Conversion & Drydock Loans

As of the Closing Date, the Wilson Companies had outstanding borrowings under certain other Credit Facility Agreements with BNDES (collectively, the BNDES C&D Loan Agreements and the borrowings thereunder, the BNDES C&D Loans). The BNDES C&D Loan Agreements were entered into between December 2022 and July 2026 and subsequently amended. The agreements are among BNDES, as lender, and WSO or Magallanes Navegação Brasileira S.A. (MNB), a wholly owned subsidiary of WSUT (now known as Tidewater Navegação Brasileira S.A.), as borrower. Each BNDES C&D Loan Agreement provides for a loan facility with an interest rate of 2.4% or 3% per annum. Maturity dates range from February 2027 to July 2035. The principal currently amortizes in aggregate monthly installments and interest is payable monthly. As of September 30, 2026, the BNDES C&D Loans had an aggregate outstanding principal amount, excluding discount, of approximately $34.8 million.

The BNDES C&D Loan Agreements contain customary covenants, including requirements to comply with the “Provisions Applicable to BNDES Contracts”. Subject to variations among the individual loan agreements, these covenants generally require the applicable borrower to: (i) complete the projects within a specified period; (ii) comply with certain environmental obligations related to the projects and notify BNDES of environmental damages that may compromise the projects; (iii) notify BNDES of certain lawsuits and proceedings involving the borrower, its affiliates, employees, agents or representatives, or suppliers essential to the projects; (iv) deliver audited annual financial statements; (v) not incur indebtedness, subject to certain exceptions; (vi) not sell or encumber assets, subject to certain exceptions; (vii) not undergo any change in control; (viii) notify BNDES if any person holding a paid position at the borrower or any of its owners, controlling shareholders or directors is elected or sworn in as a member of the National Congress of Brazil; and (ix) not use the loan proceeds in any country or territory in violation of applicable sanctions.

Under the BNDES C&D Loan Agreements and subject to variations among the individual loan agreements, BNDES may declare the outstanding balance of a BNDES C&D Loan immediately due and payable upon the occurrence of certain events, including: (i) any of the circumstances specified in Articles 39 and 40 of the “Provisions Applicable to BNDES Contracts”; (ii) a final and non-appealable judgment holding the borrower liable for certain labor or environmental violations; (iii) any of the borrower’s representations being inaccurate; (iv) the borrower petitioning for or declaring bankruptcy or liquidation; (v) the borrower breaching its obligations relating to the guarantees; (vi) the borrower violating any anti-bribery, anti-terrorism, anti-money laundering, or certain other laws; (vii) the borrower’s or its controlling entities’ organizational documents include a provision that restricts the borrower’s growth, access to new markets, or ability to pay its financial obligations under the applicable loan; (viii) the borrower using the loan proceeds for unauthorized purposes; or (ix) any person holding a paid position at the borrower or any of its owners, controlling shareholders or directors being elected or sworn in as a member of the National Congress of Brazil.

The obligations under the BNDES C&D Loan Agreements are secured by bank guarantees provided by various banks.

Banco do Brasil (BB) Vessel Construction Loans

As of the Closing Date, the Wilson Companies had outstanding borrowings under a Fixed Credit Facility with Banco do Brasil S.A. (BB) (the BB Vessel Construction Loan Agreement and the borrowings thereunder, the BB Vessel Construction Loan). The BB Vessel Construction Loan Agreement was entered into on December 18, 2008 and subsequently amended. The agreement is among BB, as lender, MNB, as borrower, Tidewater Inc., as guarantor, WSUT, as depositary intervenor, and WSO, as assigning intervenor. The BB Vessel Construction Loan Agreement provides for a secured loan with an interest rate of 3.1% per annum and a maturity date of December 18, 2030. The principal currently amortizes in equal monthly installments and interest is payable monthly. As of September 30, 2026, the BB Vessel Construction Loan had an aggregate outstanding principal amount, excluding discount, of approximately $22.0 million.

On the Closing Date, upon satisfaction of all conditions precedent, Tidewater Inc. replaced a previous owner of the Wilson Companies and its affiliate as guarantors of the BB Vessel Construction Loan. The obligations under the BB Vessel Construction Loan Agreement are secured by four vessels owned by MNB. As of the Closing Date, MNB also delivered to BB, as additional security for MNB’s obligations under the BB Vessel Construction Loan Agreement, a bank guarantee issued by Banco Bradesco S.A. in an amount equal to 20% of the outstanding balance.

The BB Vessel Construction Loan Agreement contains customary covenants and events of default including requirements to: (i) maintain a ratio of EBITDA to debt service payments (comprised of principal amortization and interest) of at least 1.1 to 1; (ii) maintain an aggregate appraised value of the collateral vessels equal to at least 130% of the outstanding loan balance; (iii) not change the vessels’ primary activities without the lender’s consent; (iv) enter into contracts at market prices; (v) permit the lender to inspect the vessels; (vi) obtain BB's consent before effecting any change in control; and (vii) comply with environmental laws.

BB may declare all outstanding loan balances immediately due and payable upon the occurrence of certain events, including: (i) failure to timely pay any obligation under the BB Vessel Construction Loan Agreement; (ii) failure to pay any other debt exceeding R$500,000 within 30 days after notice; (iii) petitioning or filing for bankruptcy; (iv) failure to make timely defense of judicial or tax proceedings; (v) providing incomplete or falsified information to the lender; (vi) failure to disclose material information; (vii) defaulting on another obligation with BB exceeding R$500,000; (viii) committing fraud involving the collateral; (ix) failure to maintain required insurance on the collateral; (x) failure to supplement collateral when required; (xi) failure to make timely defense against any government assessments; or (xii) governmental seizure, expropriation or nationalization of all or a substantial part of borrower's assets, properties or shares.

Vessel Facility Agreements (Facility Agreements)

We signed agreements for the construction of ten new vessels and all have been delivered as of September 30, 2026. We entered into Facility Agreements to finance a portion of the construction and delivery costs totaling approximately EUR 24.9 million ($26.7 million). Each of the ten Facility Agreements bears interest at a fixed rate ranging from 2.7% to 6.3% and is payable in ten equal principal semi-annual installments. The Facility Agreements are secured by the vessels, guaranteed by Tidewater as parent guarantor and contain no financial covenants.

The Company’s scheduled principal long-term maturities as of September 30, 2026, were as follows:

(In Thousands)

Maturity of long-term debt	Total Due
2026	$15,489
2027	51,280
2028	38,809
2029	36,129
2030	682,474
Thereafter	65,809
Total	$889,990

(10)	COMMITMENTS AND CONTINGENCIES

Currency Devaluation and Fluctuation Risk

Due to our international operations, we are exposed to foreign currency exchange rate fluctuations against the U.S. dollar. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that we are at risk for changes in the exchange rates between the U.S. dollar and foreign currencies. To minimize the financial impact of these items, we attempt to contract a significant majority of our services in U.S. dollars. In addition, we attempt to minimize the financial impact of these risks by matching the currency of our operating costs with the currency of our revenue streams when considered appropriate. We continually monitor the currency exchange risks associated with all contracts not denominated in U.S. dollars. In recent years, laws impacting our operations in certain African countries require our customers to pay us onshore in local currency rather than offshore in U.S. dollars, subjecting us to heightened currency risk and restrictions on the repatriation of cash. As a result, we have accumulated cash in these countries. We continue to take steps to mitigate this additional foreign currency and repatriation risk with a focus on reducing cash balances denominated in currencies other than the U.S. dollar. Despite our efforts to mitigate currency risk, we may report significant realized and unrealized currency-related gains or losses in our statement of operations. Beginning in the second quarter of 2025, we entered into derivative contracts to assist us in managing our foreign currency risk. See Note (11) - “Fair Value Measurements” and Note (13) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

Legal Proceedings

In 2009, on behalf of the Venezuelan government, Petróleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela, took possession of our assets and operations in Venezuela. In connection with this expropriation, we fully wrote-down our Venezuelan assets and initiated international arbitration. In 2019, we converted our final international award into a U.S. federal court judgment, which we perfected pursuant to a writ of attachment against the shares held by PDVSA in PDV Holding, Inc. (PDVH), the parent company of CITGO Petroleum Corporation. The Delaware District Court (Court) ordered a public sale of the PDVH shares (the PDVH Sale) to satisfy the various judgments against Venezuela in Crystallex International Corp. v. Bolivarian Republic of Venezuela, No. 17-mc-151-LPS (D. Del.). On July 2, 2025, the Court appointed Special Master filed its final recommendation for the winning bid for the PDVH Sale, which included listing the Tidewater subsidiaries holding judgment as the second most senior creditor. On  November 25, 2025, the Court approved the Special Master’s recommended purchaser; however, an appeal is pending before the U.S. Court of Appeals for the Third Circuit, with a hearing held on October 21, 2026.

Closing of the PDVH Sale and the collection of our judgment, if at all, are highly uncertain and present significant practical and legal challenges, including, without limitation, satisfaction of numerous closing conditions, including regulatory approval by the Office of Foreign Assets Control, and the positive final outcome of numerous claims filed by other parties opposing the PDVH Sale. We can provide no assurances regarding the timing or ultimate outcome of this case. As of September 30, 2026, the value of our judgment, including interest and $4.6 million of reimbursable fees we have paid to the Special Master, was approximately $87.0 million. However, given the collection uncertainty, no amount had been recorded in our financial statements related to this gain contingency.

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

We periodically enter into derivative contracts to manage our exposure to foreign currency risk. These derivative contracts, which are placed with major financial institutions, generally take the form of forward contracts with a duration of less than 12 months. We report derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. We generally do not designate our derivative instruments as hedges for accounting purposes, therefore, any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included as a component of foreign exchange gain (loss) in the Condensed Consolidated Statements of Operations.

We held derivative instruments related to foreign exchange contracts recorded as current assets, which were measured at their approximate fair value of $1.3 million (Level 2) as of September 30, 2026. We held derivative instruments related to foreign exchange contracts recorded as other current assets and current liabilities, which were measured at their approximate fair value of $0.1 million and $1.3 million, respectively, (Level 2) as of December 31, 2025. See Note (13) - “Derivative Instruments and Hedging Activities” for activity and disclosure related to our foreign currency derivative contracts.

(12)	PROPERTIES AND EQUIPMENT, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

As of September 30, 2026, our property and equipment consisted primarily of 226 owned vessels located around the world, including the 22 vessels from the Wilson Acquisition. As of  December 31, 2025, our property and equipment consisted primarily of 208 owned vessels, two of which were owned under finance leases that are included in Other assets in the December 31, 2025 Consolidated Balance Sheet in the amount of $24.4 million. In the first quarter of 2026, we exercised our option under the bareboat lease agreements to purchase these two leased vessels. During the nine months ended  September 30, 2026, we sold four vessels and other assets for approximately $14.9 million in proceeds and recognized a net gain of $3.2 million on the dispositions. During the nine months ended  September 30, 2025, we sold 10 vessels and other assets for approximately $12.3 million in proceeds and recognized a net gain of $8.6 million on the dispositions.

A summary of properties and equipment is as follows:

(In Thousands)
	September 30, 2026	December 31, 2025
Properties and equipment:
Vessels and related equipment	$2,279,670	$1,751,479
Other properties and equipment	56,778	32,901
	2,336,448	1,784,380
Less accumulated depreciation and amortization	822,628	712,360
Properties and equipment, net	$1,513,820	$1,072,020

A summary of accrued expenses is as follows:

(In Thousands)
	September 30, 2026	December 31, 2025
Payroll and related payables	$58,466	$44,568
Accrued vessel expenses	64,103	54,546
Accrued interest expense	13,143	28,701
Other accrued expenses	19,650	25,354
	$155,362	$153,169

A summary of other current liabilities is as follows:

(In Thousands)
	September 30, 2026	December 31, 2025
Taxes payable	$70,422	$57,351
Finance lease liability	—	24,370
Other	8,188	8,155
	$78,610	$89,876

A summary of other liabilities is as follows:

(In Thousands)
	September 30, 2026	December 31, 2025
Pension liabilities	$14,764	$15,158
Liability for uncertain tax positions	21,341	22,855
Other	79,432	23,359
	$115,537	$61,372

(13)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Derivative instruments are classified as either assets or liabilities based on their individual fair values. The fair value of our derivative instruments was as follows:

(In Thousands)
	September 30, 2026	December 31, 2025
Euro forward exchange contracts
Other current assets	$1,312	$114
Other current liabilities	$—	$(1,379)

We recognized realized and unrealized gains on derivative instruments not designated as hedging instruments of $0.5 million and $2.8 million for the three and nine months ended  September 30, 2026. We recognized unrealized (gains) losses on derivative instruments not designated as hedging instruments of ($0.4) million and $2.9 million for the three and nine months ended September 30, 2025.

(14)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

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

The following tables provide a comparison of revenues, vessel operating profit, depreciation and amortization, additions to properties and equipment and assets by segment and in total for the three and nine months ended September 30, 2026 and 2025. Vessel operating profit is calculated as vessel revenues less vessel operating costs, segment depreciation expenses, and segment general and administrative costs. Vessel revenues and operating costs relate to our owned and operated vessels while other operating revenues relate to the activities of our other miscellaneous marine-related businesses.

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Americas:
Vessel revenues	$71,997	$76,913	$184,492	$200,523

Vessel operating costs:
Crew costs	24,255	22,634	61,956	59,726
Repair and maintenance	7,081	5,350	18,015	14,446
Insurance	499	570	1,390	1,492
Fuel, lube and supplies	3,533	2,464	9,672	7,296
Other	6,287	4,598	17,127	20,692
Total vessel operating costs	41,655	35,616	108,160	103,652
General and administrative expense	6,247	3,720	14,141	11,047
Depreciation and amortization	19,335	12,923	40,479	36,033
Vessel operating profit	4,760	24,654	21,712	49,791

Additions to properties and equipment	$1,965	$396	$4,699	$2,682

Total assets	$892,572	$421,427	$892,572	$421,427

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Asia Pacific:
Vessel revenues	$44,538	$53,786	$139,050	$147,710

Vessel operating costs:
Crew costs	18,516	20,887	52,013	59,736
Repair and maintenance	3,407	3,842	9,500	9,477
Insurance	273	330	810	830
Fuel, lube and supplies	2,112	2,443	7,673	5,999
Other	1,857	2,768	5,706	7,203
Total vessel operating costs	26,165	30,270	75,702	83,245
General and administrative expense	2,340	2,362	7,007	6,832
Depreciation and amortization	5,598	5,824	17,329	16,845
Vessel operating profit	10,435	15,330	39,012	40,788

Additions to properties and equipment	$16	$124	$460	$1,091

Total assets	$139,843	$155,383	$139,843	$155,383

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Middle East:
Vessel revenues	$46,418	$42,035	$140,470	$125,552

Vessel operating costs:
Crew costs	15,450	13,541	48,291	40,123
Repair and maintenance	5,713	4,556	14,083	12,917
Insurance	871	484	2,486	1,356
Fuel, lube and supplies	3,548	2,916	9,780	8,205
Other	4,732	4,242	12,851	13,491
Total vessel operating costs	30,314	25,739	87,491	76,092
General and administrative expense	2,345	2,686	6,938	8,470
Depreciation and amortization	9,963	8,616	29,433	23,539
Vessel operating profit	3,796	4,994	16,608	17,451

Additions to properties and equipment	$(691)	$5,387	$6,248	$6,570

Total assets	$200,704	$186,655	$200,704	$186,655

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Europe Mediterranean:
Vessel revenues	$121,546	$83,740	$320,567	$261,225

Vessel operating costs:
Crew costs	35,282	30,104	101,293	86,557
Repair and maintenance	9,051	7,481	26,036	19,928
Insurance	770	797	2,279	2,062
Fuel, lube and supplies	4,152	3,469	14,032	8,769
Other	6,920	4,805	18,667	15,730
Total vessel operating costs	56,175	46,656	162,307	133,046
General and administrative expense	3,547	3,479	10,710	10,527
Depreciation and amortization	24,882	22,253	75,714	69,695
Vessel operating profit	36,942	11,352	71,836	47,957

Additions to properties and equipment	$5,413	$1,155	$19,079	$3,053

Total assets	$610,300	$591,310	$610,300	$591,310

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
West Africa:
Vessel revenues	$73,048	$82,017	$236,117	$271,038

Vessel operating costs:
Crew costs	17,266	18,363	51,328	55,976
Repair and maintenance	6,442	7,407	17,817	17,759
Insurance	535	711	1,582	1,826
Fuel, lube and supplies	6,472	5,149	16,160	15,657
Other	5,217	6,219	16,627	21,210
Total vessel operating costs	35,932	37,849	103,514	112,428
General and administrative expense	2,914	2,833	9,139	8,267
Depreciation and amortization	13,776	15,917	41,196	47,295
Vessel operating profit	20,426	25,418	82,268	103,048

Additions to properties and equipment	$770	$1,083	$3,995	$17,417

Total assets	$400,220	$504,844	$400,220	$504,844

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
World Wide:
Revenues:
Vessel revenues	$357,547	$338,491	$1,020,696	$1,006,048
Other operating revenues	2,869	2,622	8,229	9,940
Total revenue	360,416	341,113	1,028,925	1,015,988

Vessel operating costs:
Crew costs	110,769	105,529	314,881	302,118
Repair and maintenance	31,694	28,636	85,451	74,527
Insurance	2,948	2,892	8,547	7,566
Fuel, lube and supplies	19,817	16,441	57,317	45,926
Other	25,013	22,632	70,978	78,326
Total vessel operating costs	190,241	176,130	537,174	508,463
Costs of other operating revenues	1,350	1,252	3,183	5,790
General and administrative expense	17,393	15,080	47,935	45,143
Depreciation and amortization	73,554	65,533	204,151	193,407
Operating profit	77,878	83,118	236,482	263,185
Corporate expenses	(27,537)	(21,047)	(67,833)	(53,163)
Gain (loss) on asset dispositions, net	(8)	580	3,196	8,598
Operating income	50,333	62,651	171,845	218,620

Segment additions to properties and equipment	$7,473	$8,145	$34,481	$30,813
Corporate additions to properties and equipment	1,907	1,878	4,707	5,429
Total additions to properties and equipment	$9,380	$10,023	$39,188	$36,242

Segment assets	$2,243,639	$1,859,619	$2,243,639	$1,859,619
Corporate assets	429,409	269,261	429,409	269,261
Total assets	$2,673,048	$2,128,880	$2,673,048	$2,128,880

(15)	SUBSEQUENT EVENTS

Pursuant to the SPA, we agreed to indemnify certain previous owners of the Wilson Companies in respect to the replacement of certain parent guarantees for the BNDES Vessel Construction Loans that would remain in place after the Closing Date of the Wilson Acquisition. Before the Closing Date, to support and backstop our obligation to indemnify these previous owners, we procured unsecured bank guarantees from DNB Bank ASA not to exceed the amount of $170.5 million (Replacement LCs). Following the replacement of such parent guarantees for the BNDES Vessel Construction Loans, the Replacement LCs were terminated on October 2, 2026 at a total cost of approximately $1.3 million. For additional information regarding the acquisition of the Wilson Companies and assumption of related debt, see Note (3) - “Acquisition” and Note (9) - “Debt”.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q (Form 10-Q) constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which includes any statements that are not historical facts. Such statements often contain words such as “expect,” “believe,” “think,” “anticipate,” “predict,” “plan,” “assume,” “estimate,” “forecast,” “goal,” “target,” “projections,” “intend,” “should,” “will,” “shall” and other similar words. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Tidewater Inc. and its subsidiaries. There can be no assurance that future developments affecting Tidewater Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: fluctuations in worldwide energy demand and oil and natural gas prices; fluctuations in macroeconomic and market conditions (including risks related to recession, inflation, supply chain constraints or disruptions, interest rates, and exchange rates); global trade trends, including evolving impacts from implementation of new tariffs and potential retaliatory measures; industry overcapacity; limited capital resources available to replenish our asset base as needed, including through acquisitions or vessel construction, and to fund our capital expenditure needs; uncertainty of global financial market conditions and potential constraints in accessing capital or credit if and when needed with favorable terms, if at all; changes in decisions and capital spending by customers in the energy industry and the industry expectations for offshore exploration, field development and production; consolidation of our customer base; loss of a major customer; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; rapid technological changes; delays and other problems associated with vessel maintenance; the continued availability of qualified personnel and our ability to attract and retain them; the operating risks normally incident to our lines of business, including the potential impact of liquidated counterparties; our ability to comply with covenants in our indenture and other debt agreements; acts of terrorism and piracy; the impact of regional or global public health crises or pandemics; the impact of potential information technology, cybersecurity or data security breaches; uncertainty around the use and impacts of artificial intelligence (AI) applications; our ability to identify and complete future acquisitions; our ability to integrate the Wilson Companies and other acquired businesses; our ability to enter into new lines of business, through acquisition or otherwise; disagreements with our joint venture partners; natural disasters or significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, including expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, the conflict between Russia and Ukraine, the ongoing conflict in the Middle East and the global response to these hostilities; the risks associated with our international operations, including local content, local currency or similar requirements especially in higher political risk countries where we operate; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; our participation in industry wide, multi-employer, defined pension plans; enforcement of laws related to the environment, labor and foreign corrupt practices; increased global concern, regulation and scrutiny regarding climate change; increased stockholder activism; the potential liability for remedial actions or assessments under existing or future environmental regulations or litigation; the effects of asserted and unasserted claims and the extent of available insurance coverage; the resolution of pending legal proceedings; and other risks and uncertainties detailed in this Form 10-Q and other filings we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans, goals or activities are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards still developing, internal controls and processes that will continue to evolve, and assumptions subject to change in the future. Statements in this Form 10-Q are made as of the date of this filing, and Tidewater disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. In addition, see “Risk Factors” included in our Annual Report on Form 10-K, filed with the SEC on March 2, 2026 (2025 Annual Report) and in this Form 10-Q for a discussion of certain risks relating to our business and investment in our securities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto included in “Item 1. Financial Statements” and with our 2025 Annual Report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2025 Annual Report and elsewhere in this Form 10-Q.

EXECUTIVE SUMMARY AND CURRENT BUSINESS OUTLOOK

Tidewater

We are one of the most experienced international operators in the offshore energy industry with a history spanning 70 years. Our vessels and associated services support all phases of offshore crude oil and natural gas (also referred to as oil and gas) exploration activities, field development, production and maintenance, as well as windfarm development and maintenance. Our services include towing and anchor handling for mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; providing offshore construction and seismic and subsea support; delivering geotechnical survey support for windfarm construction and offering a variety of other specialized services. In addition, we believe we have the broadest geographic operating footprint in the offshore vessel industry. Our global operating footprint allows us to react quickly to changing local market conditions and to be responsive to the changing requirements of the many customers with which we believe we have strong relationships.

On August 31, 2026 (Closing Date), we completed the acquisition (Wilson Acquisition) of all outstanding capital stock of Wilson, Sons Ultratug Participações S.A. (now known as Tidewater Offshore do Brasil S.A., WSUT) and Atlantic Offshore Services S.A. (together with WSUT, the Wilson Companies). As a result of the Wilson Acquisition, we acquired assets and assumed liabilities owned by the Wilson Companies and their wholly owned subsidiaries, which include a fleet of 22 platform supply vessels (Wilson Vessels). At the Closing Date, we paid an aggregate cash purchase price of $283.1 million, which was the original purchase amount of $500.0 million adjusted for the Wilson Companies' debt (net of cash), working capital and other adjustments as set forth in the Amended and Restated Sale and Purchase Agreement (SPA). The purchase price is subject to customary post-closing adjustments.

At September 30, 2026, we owned 226 vessels with an average age of 14.0 years available to serve the global offshore energy industry.

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

Our outlook is largely driven by expectations for the worldwide demand for hydrocarbons, and expectations surrounding the demand for and the global supply of vessels that support the offshore energy industry. Our business is directly impacted by the level of activity in worldwide offshore oil and gas exploration, development and production, which in turn is influenced by trends in oil and gas prices and the condition of the energy markets, and in particular, the willingness of energy companies to spend on offshore operational activities and capital projects. This activity includes ongoing oil and gas production from offshore platforms and floating facilities, demand for offshore drilling rigs and related offshore and subsea construction and infrastructure projects which directly drive demand for our vessels. Oil and gas prices are affected by geopolitical and economic forces, including the fundamental principles of supply and demand. Offshore oil and gas exploration and development activities generally require higher oil or gas prices to justify the expenditure levels of offshore activities. Oil and gas prices are subject to significant uncertainty and, as a result, tend to be extremely volatile.

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

On February 28, 2026, the United States (U.S.) and Israel initiated a military conflict with Iran that caused significant damage to Iranian infrastructure and resulted in the partial closure of the Strait of Hormuz (Strait) in the Middle East. The Strait is the transit route for approximately 20% of global crude oil and a significant percentage of LNG supplies. Iran responded to the attacks by targeting not only U.S. and Israeli assets in the region, but also a number of Middle Eastern countries including Saudi Arabia, Qatar, Dubai, Kuwait and Bahrain causing additional widespread infrastructure damage and limiting access to transportation routes for crude oil out of the Middle East. The disruption of production from the Middle East resulted in the crude oil futures prices spiking to over $100 per barrel. Cash prices have been even more volatile. The conflict is ongoing with periodic spikes in military activity and threats of expanding the conflict beyond the Persian Gulf.

The impact of the conflict in Iran has been borne primarily by our Middle East segment. The conflict has limited some customers' ability to operate at full capacity in the segment, creating some softness in market demand. However, while our activity has not been significantly interrupted to date as a result of the conflict, we have incurred increased insurance rates, higher crew wages and travel costs and higher fuel costs for vessels operating near the conflict. Specifically, beginning in March 2026, our Middle East segment experienced increased crew wages and travel costs of approximately $5.4 million, increased vessel insurance of approximately $1.8 million and increased fuel cost of approximately $1.8 million. Should the conflict continue, we anticipate similar increases in future costs. We cannot estimate the duration, nor can we predict all possible impacts of this conflict.

Based on the existing demand for oil and gas, we continue to have a positive outlook in the offshore energy industry. Although the ongoing conflict in the Middle East has introduced near‑term uncertainty, we believe it underscores the strategic importance of energy security and the need for sustained upstream investment to support a reliable and affordable global energy supply. We expect offshore developments, given their scale, long reserve lives, and attractive economics, to play an important role and we believe these dynamics bode well for us, given our global operating footprint, high‑specification fleet, and disciplined strategy.

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

Total vessel utilization is calculated on all vessels in service (which includes stacked vessels, vessels held for sale and vessels in drydock or down for repair). Active utilization is calculated on all owned and bareboat chartered vessels except vessels held for sale and stacked vessels. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. We consider a vessel to be stacked if the vessel crew is furloughed or substantially reduced and limited maintenance is performed on the vessel. Although not currently fulfilling charters, stacked vessels are considered in service and included in the calculation of our utilization statistics. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work and are included in the calculation of utilization rates. We had five stacked vessels at September 30, 2026 and eight stacked vessels at December 31, 2025.

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

Consolidated Results – Three Months Ended September 30, 2026 compared to June 30, 2026

(In Thousands except for statistics)	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change

Total revenue	$360,416	$342,287	$18,129	5%
Costs and expenses:
Vessel operating costs:
Crew costs	110,769	105,225	(5,544)	(5)%
Repair and maintenance	31,694	28,953	(2,741)	(9)%
Insurance	2,948	2,939	(9)	(0)%
Fuel, lube and supplies	19,817	21,046	1,229	6%
Other	25,013	22,583	(2,430)	(11)%
Total vessel operating costs	190,241	180,746	(9,495)	(5)%
Costs of other operating revenues	1,350	1,072	(278)	(26)%
General and administrative	43,777	34,845	(8,932)	(26)%
Depreciation and amortization	74,707	66,412	(8,295)	(12)%
Loss (gain) on asset dispositions, net	8	(3,316)	(3,324)	100%
Total costs and expenses	310,083	279,759	(30,324)	(11)%
Operating income	50,333	62,528	(12,195)	(20)%
Other income (expense):
Foreign exchange loss	(3,674)	(688)	(2,986)	434%
Interest income and other, net	4,842	730	4,112	563%
Interest and other debt costs, net	(16,075)	(16,426)	351	2%
Total other expense	(14,907)	(16,384)	1,477	9%
Income before income taxes	35,426	46,144	(10,718)	(23)%
Income tax expense	18,195	25,062	6,867	27%
Net income	17,231	21,082	(3,851)	(18)%
Net loss attributable to noncontrolling interests	(283)	(580)	297	51%
Net income attributable to Tidewater Inc.	$17,514	$21,662	$(4,148)	(19)%

Select operating statistics:
Utilization	77.4%	79.2%	(1.8)%
Active utilization	79.2%	81.4%	(2.2)%
Average vessel day rates	$23,775	$22,938	$837	3.6%
Vessel operating cost per active day	$9,997	$9,886	$(111)	(1.1)%
Average total vessels	211	206	5
Average stacked vessels	(5)	(6)	1
Average active vessels	206	200	6

Revenue:

●	Increase primarily due to the addition of the 22 Wilson Vessels acquired effective August 31, 2026.
●	Increase in day rates was primarily due to increases in demand in Europe/Mediterranean.

Vessel operating costs:

●	Increase primarily due to the 22 Wilson Vessels in the third quarter which drove $7.8 million of incremental costs.

General and administrative:

●	Increase primarily due to higher transaction expenses associated with the Wilson Acquisition and incremental costs from the shore-based personnel from the Wilson Acquisition.

Depreciation and amortization:

●	Increase primarily due to the 22 Wilson Vessels acquired effective August 31, 2026.

Loss (gain) on asset dispositions, net:

●	During the third quarter of 2026, we had no vessel sales. During the second quarter of 2026, we sold two vessels and other assets for approximately $11.5 million in proceeds and recognized a net gain of $3.3 million on the dispositions.

Interest income and other, net:

●	Increase primarily due to interest income resulting from higher cash balances.

Interest expense:

●	No significant variances.

Foreign exchange losses:

●

Our foreign exchange losses in the third quarter of 2026 was primarily the result of the settlement and revaluation of various foreign currency balances due to the strengthening of the U.S. Dollar against the Central African Franc, West African Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. The decrease in income taxes for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, is mainly attributable to taxes on our operations in foreign countries. Tax expense will vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax regimes.

Segment results for three months ended September 30, 2026 compared to June 30, 2026

Americas Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change

Total revenue	$71,997	$53,969	$18,028	33%
Costs and expenses:
Vessel operating costs:
Crew costs	24,255	17,972	(6,283)	(35)%
Repair and maintenance	7,081	5,706	(1,375)	(24)%
Insurance	499	429	(70)	(16)%
Fuel, lube and supplies	3,533	3,252	(281)	(9)%
Other	6,287	5,276	(1,011)	(19)%
Total vessel operating costs	41,655	32,635	(9,020)	(28)%
General and administrative	6,247	4,143	(2,104)	(51)%
Depreciation and amortization	19,335	9,806	(9,529)	(97)%
Vessel operating profit	$4,760	$7,385	$(2,625)	(36)%

Select operating statistics:
Utilization	72.1%	68.0%	4.1%
Active utilization	80.8%	78.5%	2.3%
Average vessel day rates	$29,194	$29,056	$138	0.5%
Vessel operating cost per active day	$13,569	$13,678	$109	0.8%
Average total vessels	37	30	7
Average stacked vessels	(4)	(4)	—
Average active vessels	33	26	7

Revenue:

●	Increase primarily driven by one month of revenue from the 22 Wilson Vessels.
●	Utilization increased due to the addition of the Wilson Vessels.

Vessel operating costs:

●	Increase primarily due to higher number of vessels in the segment associated with the Wilson Acquisition.

General and administrative expense:

●	Increase primarily due to incremental costs associated with the Wilson Acquisition.

Depreciation and amortization expense:

●	Increase primarily due to the additional vessels in the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change

Total revenue	$44,538	$47,948	$(3,410)	(7)%
Costs and expenses:
Vessel operating costs:
Crew costs	18,516	17,630	(886)	(5)%
Repair and maintenance	3,407	3,136	(271)	(9)%
Insurance	273	283	10	4%
Fuel, lube and supplies	2,112	3,048	936	31%
Other	1,857	2,095	238	11%
Total vessel operating costs	26,165	26,192	27	0%
General and administrative	2,340	2,442	102	4%
Depreciation and amortization	5,598	6,207	609	10%
Vessel operating profit	$10,435	$13,107	$(2,672)	(20)%

Select operating statistics:
Utilization	69.9%	74.9%	(5.0)%
Active utilization	69.9%	74.9%	(5.0)%
Average vessel day rates	$37,858	$37,013	$845	2.3%
Vessel operating cost per active day	$15,556	$15,148	$(407)	(2.7)%
Average total vessels	18	19	(1)
Average stacked vessels	—	—	—
Average active vessels	18	19	(1)

Revenue:

●	Decrease primarily driven by one less vessel in the segment and lower utilization, partially offset by higher average day rates.
●	Utilization decreased due to higher idle days.

Vessel operating costs:

●	No significant variances.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Decrease primarily due to a lower vessel count.

Middle East Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change

Total revenue	$46,418	$48,483	$(2,065)	(4)%
Costs and expenses:
Vessel operating costs:
Crew costs	15,450	17,314	1,864	11%
Repair and maintenance	5,713	4,514	(1,199)	(27)%
Insurance	871	852	(19)	(2)%
Fuel, lube and supplies	3,548	3,548	—	0%
Other	4,732	4,044	(688)	(17)%
Total vessel operating costs	30,314	30,272	(42)	(0)%
General and administrative	2,345	2,316	(29)	(1)%
Depreciation and amortization	9,963	9,711	(252)	(3)%
Vessel operating profit	$3,796	$6,184	$(2,388)	(39)%

Select operating statistics:
Utilization	76.0%	81.3%	(5.3)%
Active utilization	77.1%	81.3%	(4.2)%
Average vessel day rates	$14,758	$14,555	$203	1.4%
Vessel operating cost per active day	$7,416	$7,392	$(23)	(0.3)%
Average total vessels	45	45	—
Average stacked vessels	(1)	—	(1)
Average active vessels	44	45	(1)

Revenue:

●	Decrease primarily driven by lower utilization and lower active vessel count partially offset by higher average day rates
●	Utilization decreased due to higher dry dock and repair days.

Vessel operating costs:

●	Increase primarily due to higher repair costs as a result of higher repair days, largely offset by lower crew costs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	No significant variances.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change

Total revenue	$121,546	$112,076	$9,470	8%
Costs and expenses:
Vessel operating costs:
Crew costs	35,282	34,312	(970)	(3)%
Repair and maintenance	9,051	9,419	368	4%
Insurance	770	810	40	5%
Fuel, lube and supplies	4,152	5,229	1,077	21%
Other	6,920	5,981	(939)	(16)%
Total vessel operating costs	56,175	55,751	(424)	(1)%
General and administrative	3,547	3,401	(146)	(4)%
Depreciation and amortization	24,882	26,075	1,193	5%
Vessel operating profit	$36,942	$26,849	$10,093	38%

Select operating statistics:
Utilization	90.4%	88.5%	1.9%
Active utilization	90.4%	88.5%	1.9%
Average vessel day rates	$25,748	$24,341	$1,407	5.8%
Vessel operating cost per active day	$10,762	$10,713	$(49)	(0.5)%
Average total vessels	57	57	—
Average stacked vessels	—	—	—
Average active vessels	57	57	—

Revenue:

●	Increase primarily driven by higher utilization and higher average day rates, primarily in the U.K. sector of the North Sea.
●	Active utilization increased due to lower drydock and mobilization days.

Vessel operating costs:

●	Increase primarily due to higher crew costs as a result of reduced credit received from government payroll reimbursement in the third quarter compared to the second quarter.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Decrease primarily due to the vessel depreciable value mix in the segment.

West Africa Segment Operations.

(In Thousands except for statistics)	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change

Total revenue	$73,048	$77,255	$(4,207)	(5)%
Costs and expenses:
Vessel operating costs:
Crew costs	17,266	17,997	731	4%
Repair and maintenance	6,442	6,178	(264)	(4)%
Insurance	535	565	30	5%
Fuel, lube and supplies	6,472	5,969	(503)	(8)%
Other	5,217	5,187	(30)	(1)%
Total vessel operating costs	35,932	35,896	(36)	(0)%
General and administrative	2,914	3,254	340	10%
Depreciation and amortization	13,776	13,493	(283)	(2)%
Vessel operating profit	$20,426	$24,612	$(4,186)	(17)%

Select operating statistics:
Utilization	71.1%	75.3%	(4.2)%
Active utilization	71.1%	77.5%	(6.4)%
Average vessel day rates	$20,692	$20,751	$(59)	(0.3)%
Vessel operating cost per active day	$7,235	$7,355	$120	1.6%
Average total vessels	54	55	(1)
Average stacked vessels	—	(2)	2
Average active vessels	54	53	1

Revenue:

●	Decrease primarily driven by lower utilization and lower average day rates.
●	Utilization decreased primarily due to higher idle and drydock days.

Vessel operating costs:

●	No significant variances.

General and administrative expense:

●	Decrease primarily due to lower personnel costs and lower professional fees.

Depreciation and amortization expense:

●	Increase primarily due to higher number of vessels.

Consolidated Results – Nine months ended September 30, 2026 compared to September 30, 2025

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Total revenue	$1,028,925	$1,015,988	$12,937	1%
Costs and expenses:
Vessel operating costs:
Crew costs	314,881	302,118	(12,763)	(4)%
Repair and maintenance	85,451	74,527	(10,924)	(15)%
Insurance	8,547	7,566	(981)	(13)%
Fuel, lube and supplies	57,317	45,926	(11,391)	(25)%
Other	70,978	78,326	7,348	9%
Total vessel operating costs	537,174	508,463	(28,711)	(6)%
Costs of other operating revenues	3,183	5,790	2,607	45%
General and administrative	112,181	95,563	(16,618)	(17)%
Depreciation and amortization	207,738	196,150	(11,588)	(6)%
Gain on asset dispositions, net	(3,196)	(8,598)	(5,402)	(63)%
Total costs and expenses	857,080	797,368	(59,712)	(7)%
Operating income	171,845	218,620	(46,775)	(21)%
Other income (expense):
Foreign exchange gain (loss)	(7,765)	20,549	(28,314)	(138)%
Interest income and other, net	7,761	4,715	3,046	65%
Loss on early extinguishment of debt	—	(27,101)	27,101	(100)%
Interest and other debt costs, net	(49,392)	(49,375)	(17)	(0)%
Total other expense	(49,396)	(51,212)	1,816	4%
Income before income taxes	122,449	167,408	(44,959)	(27)%
Income tax expense	78,160	53,404	(24,756)	(46)%
Net income	44,289	114,004	(69,715)	(61)%
Net loss attributable to noncontrolling interests	(1,027)	(773)	(254)	(33)%
Net income attributable to Tidewater Inc.	$45,316	$114,777	$(69,461)	(61)%

Select operating statistics:
Utilization	78.1%	75.3%	2.8%
Active utilization	80.4%	77.8%	2.6%
Average vessel day rates	$23,007	$22,753	$254	1.1%
Vessel operating cost per active day	$9,694	$8,918	$(776)	(8.7)%
Average total vessels	208	214	(6)
Average stacked vessels	(6)	(7)	1
Average active vessels	202	207	(5)

Revenue:

●	Increase primarily due to one month of revenue from the Wilson Acquisition that closed on August 31, 2026.

Vessel operating costs:

●

Increase primarily due to higher repair and maintenance costs, higher crew costs and higher fuel costs. The increase in repair costs was primarily due to higher repair days and several high-cost repairs. In addition, the Wilson Acquisition added incremental vessel operating costs totaling $7.8 million. The crew costs increase was primarily driven by war premium bonuses and crew travel costs in the Middle East related to the Iran conflict. The increase in fuel costs is primarily due to higher vessel mobilization days and increase in fuel prices as a result of the Iran conflict. These increases were partially offset by lower other costs due to lower deductibles on insured claims and lower relief vessel costs in 2026 compared to 2025.

General and administrative:

●	Increase primarily due to higher transaction expenses associated with the Wilson Acquisition. The Wilson Acquisition also added incremental costs of $2.4 million.

Depreciation and amortization:

●	Increase primarily due to the Wilson Acquisition which added incremental costs of $9.1 million.

Gain on asset dispositions, net:

●	During the first nine months of 2026, we sold four vessels and other assets for approximately $14.9 million in proceeds and recognized a net gain of $3.2 million on the dispositions. During the first nine months of 2025, we sold ten vessels and other assets for approximately $12.3 million in proceeds and recognized a net gain of $8.6 million on the dispositions.

Interest income and other, net:

●	Increase due to interest income from higher cash balances, partially offset by transaction costs associated with the conversion of Central African Franc to U.S. Dollar.

Loss on early extinguishment of debt:

●	Decrease primarily due to the early redemption premiums incurred in 2025 as a result of the redemption of the 10.375% Senior Unsecured Notes due July 2028 and the 8.5% Senior Secured Notes due 2026.

Interest expense:

●	No significant variances.

Foreign exchange gain (loss):

●

Our foreign exchange losses in 2026 and gains in 2025, were primarily the result of the settlement and revaluation of various foreign currency balances due to the strengthening or weakening of the U.S. Dollar against the Central African Franc, West African Franc, Norwegian Kroner, Brazilian Real, Angola Kwanza, British Pound and Euro.

Income tax expense:

●

We are subject to taxes on our income in many jurisdictions worldwide and our actual tax expense can vary disproportionally to overall net income due to the mix of profits and losses in these foreign tax jurisdictions. The increase in income taxes for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by the tax benefit, totaling approximately $27.0 million, from the release of valuation allowance in the U.S. on net operating losses during the nine months ended September 30, 2025. Additionally, during the nine months ended September 30, 2026, we recognized a gain on sale of a vessel which resulted in $2.9 million of Pillar Two top-up tax and was included as Subpart F income and subject to U.S. taxation.

Segment results for nine months ended September 30, 2026 compared to September 30, 2025

Americas Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Total revenue	$184,492	$200,523	$(16,031)	(8)%
Costs and expenses:
Vessel operating costs:
Crew costs	61,956	59,726	(2,230)	(4)%
Repair and maintenance	18,015	14,446	(3,569)	(25)%
Insurance	1,390	1,492	102	7%
Fuel, lube and supplies	9,672	7,296	(2,376)	(33)%
Other	17,127	20,692	3,565	17%
Total vessel operating costs	108,160	103,652	(4,508)	(4)%
General and administrative	14,141	11,047	(3,094)	(28)%
Depreciation and amortization	40,479	36,033	(4,446)	(12)%
Vessel operating profit	$21,712	$49,791	$(28,079)	(56)%

Select operating statistics:
Utilization	68.9%	73.4%	(4.5)%
Active utilization	78.9%	77.1%	1.8%
Average vessel day rates	$29,250	$29,661	$(411)	(1.4)%
Vessel operating cost per active day	$13,424	$11,808	$(1,616)	(13.7)%
Average total vessels	34	33	1
Average stacked vessels	(5)	(2)	(3)
Average active vessels	29	31	(2)

Revenue:

●	Decrease primarily driven by lower active vessel count and lower average day rates partially offset by higher active utilization.
●	Active utilization increased due to lower idle days.

Vessel operating costs:

●	Increase primarily due to the Wilson Acquisition, which added $7.8 million, partially offset by a legal claim accrual recorded in 2025.

General and administrative expense:

●	Increase primarily due to $2.4 million of incremental costs associated with the Wilson Acquisition and higher personnel costs.

Depreciation and amortization expense:

●	Increase primarily due to $9.1 million costs associated with the Wilson Acquisition, partially offset by lower drydock amortization as a result of vessel transfers out of the segment.

Asia Pacific Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Total revenue	$139,050	$147,710	$(8,660)	(6)%
Costs and expenses:
Vessel operating costs:
Crew costs	52,013	59,736	7,723	13%
Repair and maintenance	9,500	9,477	(23)	(0)%
Insurance	810	830	20	2%
Fuel, lube and supplies	7,673	5,999	(1,674)	(28)%
Other	5,706	7,203	1,497	21%
Total vessel operating costs	75,702	83,245	7,543	9%
General and administrative	7,007	6,832	(175)	(3)%
Depreciation and amortization	17,329	16,845	(484)	(3)%
Vessel operating profit	$39,012	$40,788	$(1,776)	(4)%

Select operating statistics:
Utilization	74.3%	71.8%	2.5%
Active utilization	74.3%	71.8%	2.5%
Average vessel day rates	$37,434	$37,739	$(305)	(0.8)%
Vessel operating cost per active day	$15,137	$15,314	$176	1.2%
Average total vessels	18	20	(2)
Average stacked vessels	—	—	—
Average active vessels	18	20	(2)

Revenue:

●	Decrease driven by a lower number of vessels, primarily from vessels transferring out of Australia, and lower average day rates.
●	Utilization increased due to lower drydock and repair days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs associated with vessels leaving Australia which is a high operating cost area. This decrease was partially offset by higher fuel costs associated with higher fuel prices and an increase in fuel consumption from higher mobilization days.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to the vessel depreciable value mix in the segment.

Middle East Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Total revenue	$140,470	$125,552	$14,918	12%
Costs and expenses:
Vessel operating costs:
Crew costs	48,291	40,123	(8,168)	(20)%
Repair and maintenance	14,083	12,917	(1,166)	(9)%
Insurance	2,486	1,356	(1,130)	(83)%
Fuel, lube and supplies	9,780	8,205	(1,575)	(19)%
Other	12,851	13,491	640	5%
Total vessel operating costs	87,491	76,092	(11,399)	(15)%
General and administrative	6,938	8,470	1,532	18%
Depreciation and amortization	29,433	23,539	(5,894)	(25)%
Vessel operating profit	$16,608	$17,451	$(843)	(5)%

Select operating statistics:
Utilization	78.7%	82.5%	(3.8)%
Active utilization	79.1%	82.5%	(3.4)%
Average vessel day rates	$14,535	$12,957	$1,578	12.2%
Vessel operating cost per active day	$7,152	$6,482	$(670)	(10.3)%
Average total vessels	45	43	2
Average stacked vessels	—	—	—
Average active vessels	45	43	2

Revenue:

●	Increase primarily driven by higher average day rates and higher vessel count, partially offset by lower utilization.
●	Utilization decreased primarily due to higher idle days.

Vessel operating costs:

●

Increase primarily due to higher crew costs from war risk bonuses and crew travel costs; insurance; and fuel costs directly related to the Iran conflict. This increase was offset by lower other costs primarily due to lower training costs and lower mobilization costs.

General and administrative expense:

●	Decrease primarily due to lower personnel costs in 2026.

Depreciation and amortization expense:

●	Increase primarily due to higher number of vessels.

Europe/Mediterranean Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Total revenue	$320,567	$261,225	$59,342	23%
Costs and expenses:
Vessel operating costs:
Crew costs	101,293	86,557	(14,736)	(17)%
Repair and maintenance	26,036	19,928	(6,108)	(31)%
Insurance	2,279	2,062	(217)	(11)%
Fuel, lube and supplies	14,032	8,769	(5,263)	(60)%
Other	18,667	15,730	(2,937)	(19)%
Total vessel operating costs	162,307	133,046	(29,261)	(22)%
General and administrative	10,710	10,527	(183)	(2)%
Depreciation and amortization	75,714	69,695	(6,019)	(9)%
Vessel operating profit	$71,836	$47,957	$23,879	50%

Select operating statistics:
Utilization	86.4%	88.6%	(2.2)%
Active utilization	86.4%	88.6%	(2.2)%
Average vessel day rates	$24,129	$21,530	$2,599	12.1%
Vessel operating cost per active day	$10,558	$9,736	$(822)	(8.4)%
Average total vessels	56	50	6
Average stacked vessels	—	—	—
Average active vessels	56	50	6

Revenue:

●	Increase primarily driven by higher day rates and an increase in the vessel count as we had vessels transfer into the segment. This was partially offset by a decrease in utilization.
●	Active utilization decreased due to higher drydock and mobilization days.

Vessel operating costs:

●

Increase primarily due to higher crew costs as a result of increased vessel count and higher fuel costs largely related to higher fuel prices and an increase in fuel consumption from higher mobilization days. The increase in repair and maintenance costs was primarily due to vessels transferring into the segment and high-cost repairs.

General and administrative expense:

●	No significant variances.

Depreciation and amortization expense:

●	Increase primarily due to higher depreciation and amortization of drydock costs from higher number of vessels.

West Africa Segment Operations.

(In Thousands except for statistics)	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change

Total revenue	$236,117	$271,038	$(34,921)	(13)%
Costs and expenses:
Vessel operating costs:
Crew costs	51,328	55,976	4,648	8%
Repair and maintenance	17,817	17,759	(58)	(0)%
Insurance	1,582	1,826	244	13%
Fuel, lube and supplies	16,160	15,657	(503)	(3)%
Other	16,627	21,210	4,583	22%
Total vessel operating costs	103,514	112,428	8,914	8%
General and administrative	9,139	8,267	(872)	(11)%
Depreciation and amortization	41,196	47,295	6,099	13%
Vessel operating profit	$82,268	$103,048	$(20,780)	(20)%

Select operating statistics:
Utilization	76.0%	62.9%	13.1%
Active utilization	78.0%	68.2%	9.8%
Average vessel day rates	$20,726	$23,137	$(2,411)	(10.4)%
Vessel operating cost per active day	$7,007	$6,436	$(571)	(8.9)%
Average total vessels	55	68	(13)
Average stacked vessels	(1)	(5)	4
Average active vessels	54	63	(9)

Revenue:

●	Decrease primarily driven by lower vessel count as we had vessels transfer out of the segment, and lower day rates, partially offset by much higher utilization.
●	Utilization increased primarily due to lower idle and drydock days.

Vessel operating costs:

●	Decrease primarily due to lower crew costs as a result of lower number of vessels in the segment and lower other costs as a result of lower relief vessel costs in 2026 compared to 2025.

General and administrative expense:

●	Increase primarily due to higher professional fees, salaries and benefits and travel costs.

Depreciation and amortization expense:

●	Decrease due to lower amortization of drydock costs largely related to lower vessel count.

Liquidity, Capital Resources and Other Matters

Our objective in financing our business is to maintain and preserve adequate financial resources and sufficient levels of liquidity. As of September 30, 2026, we had $395.0 million in cash and cash equivalents and restricted cash, and a borrowing capacity under our Revolving Credit Facility of $250.0 million for which any future borrowings would be due April 2030. As of the date of this filing, no amounts have been drawn under the Revolving Credit Facility. As of September 30, 2026, we had $650.0 million in 9.125% Senior Notes that mature in July 2030 (2030 Notes). In addition, we acquired the Wilson Companies subject to their existing debt totaling approximately $224.5 million at September 30, 2026. Please refer to Note (9) - “Debt” to the accompanying Condensed Consolidated Financial Statements for further details on our indebtedness. Working capital, which includes cash on hand, was $435.4 million at September 30, 2026, and included $58.7 million of current maturities on long term debt.

On August 31, 2026 (Closing Date), we completed the acquisition (Wilson Acquisition) of all outstanding capital stock of Wilson, Sons Ultratug Participações S.A. (now known as Tidewater Offshore do Brasil S.A., WSUT) and Atlantic Offshore Services S.A. (together with WSUT, the Wilson Companies). As a result of the Wilson Acquisition, we acquired assets and assumed liabilities owned by the Wilson Companies and their wholly owned subsidiaries, which include a fleet of 22 platform supply vessels (Wilson Vessels). At the Closing Date, we paid an aggregate cash purchase price of $283.1 million, which was the original purchase amount of $500.0 million adjusted for the Wilson Companies' debt (net of cash), working capital and other adjustments as set forth in the Amended and Restated Sale and Purchase Agreement (SPA). The purchase price is subject to customary post-closing adjustments.

As of September 30, 2026, the Wilson Companies’ total outstanding debt consisted of (i) the vessel construction loans from Banco Nacional de Desenvolvimento Econômico e Social (BNDES), totaling approximately $167.7 million in aggregate principal amount and maturing between December 2026 and December 2035 (BNDES Vessel Construction Loans), (ii) the vessel conversion and drydock loans from BNDES, totaling approximately $34.8 million in aggregate principal amount and maturing between February 2027 and July 2035 (BNDES C&D Loans), and (iii) the vessel construction loan from Banco do Brasil S.A. (BB), totaling approximately $22.0 million in aggregate principal amount and maturing in December 2030 (BB Vessel Construction Loan). The BNDES Vessel Construction Loans and the BB Vessel Construction Loan were originally used to fund the construction of new vessels. As of the date of this filing, all the relevant construction has been completed, and the vessels serve as collateral securing the Wilson Companies’ obligations.

We believe cash and cash equivalents and net cash provided by operating activities, supplemented with our revolving credit capacity, provide us with sufficient liquidity to fund our obligations and meet our liquidity requirements. We do not expect any significant liquidity issues to arise from the Iran conflict, but we will continue to monitor this situation.

Our cash and cash equivalents include restricted cash and other amounts held by foreign subsidiaries, the majority of which is available to us without adverse tax consequences. As of September 30, 2026, approximately 21% of our cash balance held in foreign subsidiaries is awaiting U.S. dollar conversion.

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

The Wilson Companies’ loan agreements contain affirmative and negative covenants, representations and warranties, and events of default customary for loans of similar nature. Among its other covenants, the BB Vessel Construction Loan requires Magallanes Navegação Brasileira S.A. (now known as Tidewater Navegação Brasileira S.A.), the borrower and a wholly owned subsidiary of WSUT, to maintain (i) a ratio of EBITDA to debt service payments (comprised of principal amortizations and interest) at 1.1 to 1 or higher and (ii) an aggregate appraised value of at least 130% of the outstanding loan balance for vessels serving as collateral. The BNDES Vessel Construction Loans require Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), the borrower and a wholly owned subsidiary of WSUT, to maintain an aggregate appraised value of at least 130% of the outstanding loan balance for vessels serving as collateral. The Wilson Companies are currently in compliance and anticipate maintaining ongoing compliance with these financial covenants.

During the nine months ended September 30, 2026, we generated $44.3 million in net income and $161.4 million in cash flow from operating activities, which is net of our interest payments and drydock costs.

Share Repurchases

On February 27, 2025, our Board of Directors (Board) approved a $90.3 million share repurchase program, and then on August 1, 2025, our Board approved a new $500.0 million share repurchase program. During the three and nine months ended September 30, 2026, we repurchased and retired 95,018 shares for approximately $7.9 million, excluding commissions and a 1% excise tax. No shares were repurchased during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased and retired 2,290,204 shares for approximately $90.0 million, excluding commissions and a 1% excise tax. Please refer to Item 5 of our 2025 Annual Report - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information regarding repurchases of our common stock.

Dividends

No dividends were declared for the nine months ended September 30, 2026 and 2025. See also Note (6) - “Stockholders’ Equity and Dilutive Equity Instruments” to the accompanying Condensed Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $161.4 million and $226.1 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2026 reflects net income of $44.3 million, which includes non-cash depreciation and amortization of $207.7 million and net gains on asset dispositions of $3.2 million. Combined changes in operating assets and liabilities used $35.9 million in cash, and cash paid for deferred drydock and survey costs was $87.9 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $297.3 million and $7.7 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2026 reflects $273.0 million related to the Wilson Acquisition and the receipt of $14.9 million primarily related to the sale of four vessels. Additions to properties and equipment were comprised of approximately $34.2 million in capitalized upgrades to existing vessels and equipment and $5.0 million primarily for other property and information technology equipment purchases and development work.

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

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 and 2025 was $48.0 million and $132.4 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2026 included payments of long-term debt of $8.5 million, share repurchases of $7.9 million, debt issuance costs of $0.1 million, finance lease payments of $24.9 million related to the acquisition of two vessels previously under bareboat charters and $6.6 million in shares acquired to pay employee taxes on share-based awards.

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

Application of Critical Accounting Policies and Estimates

Our 2025 Annual Report filed with the SEC on March 2, 2026, describes the accounting policies that are critical to reporting our financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2025 Annual Report regarding these critical accounting policies. In addition, we are emphasizing the accounting policies and estimates associated with our business acquisitions as follows:

Business Combinations

On August 31, 2026 (Closing Date), we completed the acquisition of the Wilson Companies. Assets acquired and liabilities assumed in the business combination have been recorded at their estimated fair values as of the Closing Date under the acquisition method of accounting. The estimated fair values of certain assets and liabilities require judgments and assumptions. Adjustments might be made to these estimates during the measurement period (typically up to one year) subsequent to the Closing Date. These adjustments could be material. Please refer to Note (3) - “Acquisitions” to the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details on the impact of this business combination on our consolidated financial statements.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, see “Note (2) - Recently Issued or Adopted Accounting Pronouncements” to the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2025 Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.

In connection with the Wilson Acquisition, we assumed the BNDES Vessel Construction Loans, the BNDES C&D Loans and the BB Vessel Construction Loan (collectively, the Wilson Companies Debt). As of September 30, 2026, the Wilson Companies Debt had an aggregate outstanding principal amount, excluding discount, of approximately $224.5 million and an aggregate estimated fair value (Level 3) of approximately $203.3 million. Because the Wilson Companies Debt bears interest at fixed rates, changes in market interest rates do not affect our interest expense or cash flows on this debt. Based on our analysis, a hypothetical 100 basis-point change in market interest rates would not have a material impact on its estimated fair value. See Note (9) - “Debt” to the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information regarding the Wilson Companies Debt.

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

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Controls Over Financial Reporting

As discussed in Note (3) - “Acquisition” to the accompanying Condensed Consolidated Financial Statements, we completed the acquisition of the Wilson Companies on August 31, 2026. Management has considered this transaction material to the Company’s results of operations, cash flows and financial position from the date of acquisition through September 30, 2026 and believes that the internal controls and procedures of the Wilson Companies have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2026 and for the nine months ended September 30, 2026, the total assets and revenues of the Wilson Companies represented 22.2% and 1.7%, respectively, of our total assets and revenues in the related consolidated financial statements. We expect to exclude the Wilson Companies from management’s annual assessment of internal control over financial reporting as of December 31, 2026.

Except as described above, there has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See discussion of legal proceedings in (i) “Note (10) - Commitments and Contingencies” to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report; (ii) Item 3 of Part I of our 2025 Annual Report; and (iii) “Note (11) – Commitments and Contingencies” to the Consolidated Financial Statements included in Item 8 of our 2025 Annual Report.

ITEM 1A.       RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risks discussed below and other information presented in this quarterly report, you should carefully read and consider “Item 1A - Risk Factors” in Part I and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2025 Annual Report, which contain descriptions of significant risks that may cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

We may not be able to integrate the Wilson Companies’ operations and business successfully.

Effective August 31, 2026, we completed the acquisition of the Wilson Companies from Wilson Sons S.A., Ultranav International II, S.A. and Remolcadores Ultratug Limitada (collectively, the Wilson Sellers). The transaction was completed pursuant to an Amended and Restated Sale and Purchase Agreement dated August 25, 2026 (SPA), by and among Tidewater, the Wilson Companies, the Wilson Sellers, and two wholly owned subsidiaries of Tidewater serving as direct purchasers of the Wilson Companies.

We are currently in the process of integrating the operations and business of the Wilson Companies. Pursuant to the SPA, we have renamed Wilson Sons Ultratug Participações S.A. as Tidewater Offshore do Brasil S.A. and changed the names of its subsidiaries as well. Apart from these name changes and the associated re-branding of the Wilson Companies’ vessels and other assets, our significant integration activities include the harmonization of enterprise resource planning (ERP) systems, financial reporting processes, treasury functions, commercial and chartering tools, fleet maintenance systems, compliance programs, procurement activities, IT and cybersecurity infrastructure, and employment practices.

We may face various difficulties in integrating the Wilson Companies, including, among other factors:

●

challenges associated with managing the larger, more complex, integrated business, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of our existing business and the Wilson Companies in a seamless manner;

●	diversion of management’s attention from ongoing business concerns;
●

possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses, including unanticipated issues in integrating information technology, communications, and other systems;

●	consolidating corporate and administrative infrastructures, including integrating personnel from the Wilson Companies, while maintaining focus on providing consistent, high-quality services;
●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions;
●	loss of key employees; and
●	integrating relationships with customers, vendors and business partners.

Brazil’s legal, tax, labor, and regulatory environment differs substantially from that of our other operations, which may further increase the complexity, cost, and duration of integration efforts.

If we are unable to successfully complete these integration activities, experience operational disruptions, or take longer than anticipated or incur higher-than-expected costs to complete them, we may not realize the anticipated strategic and financial benefits of the acquisition, and our business, financial condition, and results of operations could be adversely affected.

We are subject to risks relating to the indebtedness of the Wilson Companies we recently acquired, a substantial portion of which our parent company, Tidewater Inc., guarantees. Any breach of, or default under, those loans could result in acceleration, foreclosure on the collateral vessels, and claims against Tidewater directly, which could have a material adverse impact on our business, financial condition and results of operations.

The Wilson Companies’ loans contain certain restrictive covenants and acceleration provisions. These include, under the BB Vessel Construction Loan, maintaining a minimum 1.1 to 1 ratio of EBITDA to debt service, a minimum collateral vessel value of 130% of the loan balance, and a prohibition on changing the collateral vessels’ primary activities without BB’s consent. They also include, under the BNDES loans (with variations between individual loans), compliance with the “Provisions Applicable to BNDES Contracts”, maintaining a minimum collateral vessel value of 130% of the loan balance (applicable to the BNDES Construction Loans), environmental and labor requirements, and/or limits on incurring debt, selling or encumbering assets and changes in control. These covenants, as well as other covenants not specifically mentioned here, may limit our ability to redeploy, sell or refinance the vessels that serve as collateral for these loans and to integrate the Wilson Companies into our global operations, and declines in vessel values or earnings could cause a covenant breach. The lenders may also accelerate the loans upon a broad range of events, including (with variations between individual loans), among other things, (i) payment defaults, (ii) adverse labor or environmental judgments, (iii) violations of anti-bribery, anti-terrorism, anti-money laundering or certain other laws, (iv) bankruptcy, (v) a change in control without the lenders' consent, (vi) restrictive provisions in the organizational documents of the borrower or its controlling entities, and/or (vii) the election of certain affiliated persons to the Brazilian National Congress.

If any of these loans is accelerated, the Wilson Companies may be unable to repay the accelerated amounts, and we may be required to pay them under our guarantees or from our other resources. In the event of default under the BB Loan or any of the BNDES Construction Loans, the lenders could also foreclose on the collateral vessels securing such loan, which would impact our fleet, disrupt our operations, and impair our revenue-generating capacity in Brazil. A default under any of these loans or a failure to meet a payment demand under our guarantees could also trigger cross-default provisions in, or impair our compliance with, the Indenture governing our 9.125% Senior Notes due 2030 and/or our Revolving Credit Facility, which could also adversely affect our credit ratings and access to capital.  Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Common stock repurchase activity for the three months ended September 30, 2026 was as follows:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet Be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Repurchased	Per Share	or Programs	(in thousands)
July 1, 2026 - July 31, 2026	—	—	—	$500,297
August 1, 2026 - August 31, 2026	4,700	$79.62	4,700	499,923
September 1, 2026 - September 30, 2026	90,318	83.79	90,318	492,355
Total	95,018	$83.59	95,018

All share repurchases were made using cash resources and under terms intended to qualify for exemption under Rule 10b-18. Our share repurchases may occur through open-market purchases or pursuant to a Rule 10b5-1 trading plan. The above table excludes any shares withheld to settle employee tax withholdings related to the vesting/exercise of stock awards.

ITEM 5.       OTHER INFORMATION

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

ITEM 6.       EXHIBITS

Exhibit Number	Description
2.1	Amended and Restated Agreement for the Sale and Purchase of Wilson, Sons Ultratug Participações S.A. and Atlantic Offshore Services S.A., dated as of August 25, 2026, by and among Wilson Sons S.A., Ultranav International II, S.A., Remolcadores Ultratug Limitada, Wilson, Sons Ultratug Participações S.A. (now known as Tidewater Offshore do Brasil S.A.), Atlantic Offshore Services S.A., Pan Marine do Brasil Ltda., Tidewater Marine International, Inc. and Tidewater Inc. (filed with the Commission as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2026, File No. 1-6311).

10.1*	Fixed Credit Facility No. 20/00502-4, dated December 18, 2008 and as amended on June 15, 2012, September 24, 2020, December 28, 2020, June 13, 2022, and August 18, 2026, between Banco do Brasil S.A., Magallanes Navegação Brasileira S.A. (now known as Tidewater Navegação Brasileira S.A.), Tidewater Inc., Wilson, Sons Ultratug Participações S.A. (now known as Tidewater Offshore do Brasil S.A.), and Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.).

10.2*	Credit Facility Agreement No. 07.2.0417.1, dated August 31, 2007 and as amended on May 16, 2011, June 12, 2012, June 22, 2020, May 7, 2021, and July 15, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), and Wilson Sons S.A.

10.3*	Credit Facility Agreement No. 07.2.0418.1, dated August 31, 2007 and as amended on May 13, 2010, June 12, 2012, June 22, 2020, May 7, 2021, and July 15, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), and Wilson Sons S.A.

10.4*	Credit Facility Agreement No. 10.2.1621.1, dated September 22, 2010 and as amended on March 29, 2011, December 5, 2011, July 9, 2012, November 24, 2014, August 28, 2018, June 22, 2020, May 7, 2021, and July 15, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), and Wilson Sons S.A.

10.5*	Credit Facility Agreement No. 12.2.0433.1, dated June 12, 2012 and as amended on June 22, 2020, May 7, 2021, and July 15, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), and Wilson Sons S.A.

10.6*	Credit Facility Agreement No. 12.2.0434.1, dated June 12, 2012 and as amended on June 22, 2020, May 7, 2021, and July 15, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), and Wilson Sons S.A.

10.7*	Credit Facility Agreement No. 22.9.0071.1, dated December 1, 2022 and as amended on August 3, 2023 and February 25, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, and Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.).

10.8*	Credit Facility Agreement No. 22.9.0087.1, dated December 14, 2022, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, and Magallanes Navegação Brasileira S.A. (now known as Tidewater Navegação Brasileira S.A.).

10.9*	Credit Facility Agreement No. 23.9.0103.1, dated January 24, 2024 and as amended on March 8, 2024, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, and Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.).

10.10*	Credit Facility Agreement No. 24.9.0195.1, dated December 30, 2024, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.), and Magallanes Navegação Brasileira S.A. (now known as Tidewater Navegação Brasileira S.A.).

10.11*	Credit Facility Agreement No. 26.9.0068.1, dated July 13, 2026, between Banco Nacional de Desenvolvimento Econômico e Social - BNDES, and Wilson Sons Offshore S.A. (now known as Tidewater do Brasil S.A.).

10.12	Guarantee Agreement, dated as of September 21, 2026, between Tidewater Inc., as guarantor, and Banco Nacional de Desenvolvimento Econômico e Social, as beneficiary (filed with the Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2026, File No. 1-6311).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this quarterly report on Form 10-Q.

**	Furnished with this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: November 9, 2026	/s/ Samuel R. Rubio
Samuel R. Rubio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and authorized signatory)